Form 10-Q
period 1998-03-31
WILSHIRE REAL ESTATE INVESTMENT TRUST INC
filed 1998-05-15
CIK 1048566

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                         FORM 10-Q

     (Mark one)
     X Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

          For the quarterly period ended March 31, 1998

                              or

     __ Transitional Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from        to

                   Commission file number 0-23911

               Wilshire Real Estate Investment Trust Inc.
      (Exact name of registrant as specified in its charter)

          Maryland                           91-1851535
(State or other jurisdiction            (I.R.S. Employer
  of incorporation or organization)     Identification No.)

     1776 SW Madison Street,                 97205
     Portland, OR
(Address of principal executive offices)     (Zip Code)

                         (503) 952-7300
       (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes  X    No ____

               APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class               Outstanding at April 30, 1998
Common Stock, par value            11,500,000 Shares
 $.0001 per share

            WILSHIRE REAL ESTATE INVESTMENT TRUST INC.

                              INDEX


PART I.   FINANCIAL INFORMATION

                                                       Page No.

Item 1.   Financial Statements                              3

Item 2.   Management's Discussion and Analysis
            of Financial Condition and Results
            of Operations                                   3

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                 4

Item 2.   Changes in Securities                             4

Item 3.   Defaults Upon Senior Securities                   4

Item 4.   Submission of Matters to a Vote of
            Security-Holders                                4

Item 5.   Other Information                                 4

Item 6.   Exhibits and Reports on Form 8-K                  4

            WILSHIRE REAL ESTATE INVESTMENT TRUST INC.


PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.

          The audited balance sheet and the notes thereto, set forth on pages F-1 through F-6 of the Prospectus dated April 1, 1998 contained in the registrant's Registration Statement, Form S-11, as amended (Registration No. 333-39035), originally filed October 30, 1997 (the "Registration Statement"), are incorporated herein by reference and made a part hereof.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

          The information set forth on page 74 of the Registration Statement beneath the caption "Management's
Discussion and Analysis of Financial Condition and Results of
Operations" is incorporated herein by reference and made a part hereof.

          WILSHIRE REAL ESTATE INVESTMENT TRUST INC.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.

          The registrant is not a party to any material legal proceedings.

Item 2.   Changes in Securities and Use of Proceeds.

          Not applicable. The information set forth on page 114 of the Registration Statement beneath the caption "Use of Proceeds" is incorporated herein by reference and made a part hereof.

Item 3.   Defaults Upon Senior Securities.

          Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.

          Not applicable.

Item 5.   Other Information.

          On April 6, 1998, the registrant consummated an initial public offering of its common stock pursuant to a Registration Statement on Form S-11, as amended, File No. 333-39035. The order of the Securities and Exchange Commission declaring the Registration Statement effective was dated approximately 5:00 p.m. EDT on March 31, 1998, the last day of the quarterly period covered by this Quarterly Report on Form 10-Q.

Item 6.   Exhibits and Reports on Form 8-K.

(a)       Exhibits

          27        Financial Data Schedule

          99.1      Pages F-1 - F-6 from registrant's
                    Registration Statement Amendment No. 3 to
                    Form S-11, File No. 333-39035, containing the audited balance sheet and the notes thereto.

          99.2      Page 74 from registrant's Registration
                    Statement Amendment No. 3 to Form S-11, File
                    No. 333-39035, containing the discussion set forth under the caption "Management's
                    Discussion and Analysis of Financial
                    Condition and Results of Operations."

          99.3 Page 114 from registrant's Registration Statement Amendment No. 3 to Form S-11, File No. 333-39035, containing the discussion set forth under the caption "Use of Proceeds."

                         SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         WILSHIRE REAL ESTATE INVESTMENT
                           TRUST INC.


Date:  May 15, 1998      By:  /s/ Lawrence A. Mendelsohn
                              -----------------------------------
                              Lawrence A. Mendelsohn
                              President


                         By:  /s/ Chris Tassos
                              -----------------------------------
                              Chris Tassos
                              Chief Financial Officer

[TYPE]        EX-27
[ARTICLE]     9
[LEGEND]
This schedule contains summary financial information extracted from the Company's Balance Sheet as of February 28, 1998 and is qualified in its entirety by reference to such financial statement.

[PERIOD-TYPE]                           3-MOS
[FISCAL-YEAR-END]                       DEC-31-1998
[PERIOD-START]                          JAN-01-1998
[PERIOD-END]                            FEB-28-1998
[CASH]                                   2,000
[INT-BEARING-DEPOSITS]                       0
[FED-FUNDS-SOLD]                             0
[TRADING-ASSETS]                             0
[INVESTMENTS-HELD-FOR-SALE]                  0
[INVESTMENTS-CARRYING]                       0
[INVESTMENTS-MARKET]                         0
[LOANS]                                      0
[ALLOWANCE]                                  0
[TOTAL-ASSETS]                           2,000
[DEPOSITS]                                   0
[SHORT-TERM]                                 0
[LIABILITIES-OTHER]                          0
[LONG-TERM]                                  0
[PREFERRED-MANDATORY]                        0
[PREFERRED]                                  0
[COMMON]                                 2,000
[OTHER-SE]                                   0
[TOTAL-LIABILITIES-AND-EQUITY]           2,000
[INTEREST-LOAN]                              0
[INTEREST-INVEST]                            0
[INTEREST-OTHER]                             0
[INTEREST-TOTAL]                             0
[INTEREST-DEPOSIT]                           0
[INTEREST-EXPENSE]                           0
[INTEREST-INCOME-NET]                        0
[LOAN-LOSSES]                                0
[SECURITIES-GAINS]                           0
[EXPENSE-OTHER]                              0
[INCOME-PRETAX]                              0
[INCOME-PRE-EXTRAORDINARY]                   0
[EXTRAORDINARY]                              0
[CHANGES]                                    0
[NET-INCOME]                                 0
[EPS-PRIMARY]                                0
[EPS-DILUTED]                                0
[YIELD-ACTUAL]                               0
[LOANS-NON]                                  0
[LOANS-PAST]                                 0
[LOANS-TROUBLED]                             0
[LOANS-PROBLEM]                              0
[ALLOWANCE-OPEN]                             0
[CHARGE-OFFS]                                0
[RECOVERIES]                                 0
[ALLOWANCE-CLOSE]                            0
[ALLOWANCE-DOMESTIC]                         0
[ALLOWANCE-FOREIGN]                          0
[ALLOWANCE-UNALLOCATED]                      0

                                                  Exhibit 99.1

             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of
   Wilshire Real Estate Investment Trust Inc.

     We have audited the accompanying balance sheet of Wilshire Real Estate Investment Trust Inc. (the "Company") as of February 28, 1998. This financial statement is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the balance sheet is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the balance sheet. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the balance sheet referred to above presents fairly, in all material respects, the financial position of Wilshire Real Estate Investment Trust Inc. as of February 28,
1998, in conformity with generally accepted accounting principles.




                                          /s/ ARTHUR ANDERSEN LLP
                                              ARTHUR ANDERSEN LLP
Los Angeles, California
March 27, 1998

            WILSHIRE REAL ESTATE INVESTMENT TRUST INC.

                          BALANCE SHEET

                     As of February 28, 1998


Assets
Cash                                                   $2,000
Liabilities and Stockholder's Equity
Stockholder's Equity
     Common Stock, par value $0.01 per share;
     1,000 shares authorized;
         100 shares issued and outstanding             $    1
     Additional paid-in-capital                         1,999
          Total Stockholder's Equity                    2,000

































          See accompanying notes to this balance sheet.

            WILSHIRE REAL ESTATE INVESTMENT TRUST INC.
                      NOTES TO BALANCE SHEET
                        February 28, 1998

1.  The Company

     Wilshire Real Estate Investment Trust Inc. (the "Company" or "WREIT"), a Maryland corporation organized on October 24, 1997 by Wilshire Financial Services Group Inc ("WFSG"), will elect to be taxed as a Real Estate Investment Trust ("REIT") under the Internal Revenue Code of 1986, as amended. The Company will be managed by Wilshire Realty Services Corporation (the "Manager" or "WRSC"), a wholly-owned subsidiary of WFSG. The Company intends to invest primarily in the following: (i) commercial and multi-family mortgage loans that are delinquent in payments and commercial and multifamily real properties in the United States ("U.S. Commercial Investments"); (ii) subordinated interests in mortgage-backed securities ("Mortgage Backed Securities"), primarily non-investment grade residential Mortgage-Backed Securities (other than Mortgage-Backed Securities backed by mortgage loans and/or real properties previously owned by WFSG or its affiliates); and (iii) international mortgage loans and real properties ("International Investments," and together with U.S. Commercial Investments and Mortgage-Backed Securities, the "Primary Investments").

     The Company's sole activity through February 28, 1998, consisted of the organization and start-up of the Company.
Accordingly, no statement of operation is presented.

2.  Organization

     The Company will file a Registration Statement on Form S-11 with the Securities and Exchange Commission with respect to a proposed public offering (the "Offering").

     In connection with the proposed public offering, the Company will engage in the following transactions:

     (1) WREIT, a Maryland corporation taxable as a REIT, will issue certain of its common stock to WFSG and the remaining shares of its common stock to public investors.

     (2) WREIT will contribute, as a general partner and as a limited partner, all of the net proceeds of the Offering to the Operating Partnership. The Operating Partnership will issue GP Units and LP Units to WREIT for the contribution of such net proceeds. Small Cap Investors LLC, an Oregon limited liability company ("Small Cap") will purchase LP Units. The Company, through the Operating Partnership, will acquire all of the Initial Investments from WFSG, Wilshire Properties 1 Inc. ("Wilshire Properties 1") and Wilshire Properties 2 Inc. ("Wilshire Properties 2") and will originate or acquire any future Primary Investments or Other Real Estate Related Assets. In the future, the Operating Partnership may seek to acquire additional assets and issue Units in payment of some or all of the purchase price therefor.

     (3) The Operating Partnership will assign to Wilshire Credit Corporation ("WCC") any special servicing rights and obligations (other than the right to direct foreclosure) received in connection with the acquisition of Mortgage-Backed Securities covering U.S. assets. WCC is currently owned by the principal shareholders of WFSG. WCC and the European Service will provide loan servicing and real property management services to the Company.

     (4)  WFSG incorporated and capitalized WRSC.

     (5) WRSC will enter into a Management Agreement with WREIT and the Operating Partnership, pursuant to which WRSC will formulate operating strategies and provide certain managerial and administrative functions for WREIT and the Operating Partnership, subject to the supervision of WREIT's Board of Directors. WRSC, WFSG and WREIT will also enter into a Services Agreement where WFSG will provide to WRSC assistance performing certain managerial and administrative services for WREIT.

            WILSHIRE REAL ESTATE INVESTMENT TRUST INC.
                NOTES TO BALANCE SHEET--(Continued)


     (6) Messrs. Wiederhorn and Mendelsohn are the sole stockholders of Wilshire Properties 1, Wilshire Properties 2, and WCC, the controlling stockholders of WFSG and control trusts and a partnership which are sole members of Small Cap. WFSG is the sole stockholder of WRSC and Messrs. Wiederhorn and Mendelsohn are officers and directors of WFSG and WRSC.

3.  Management Agreement

     Pursuant to the Management Agreement, WRSC, subject to the supervision of WREIT's Board of Directors, will formulate operating strategies for the Company, arrange for the acquisition of assets by the Company, arrange for various types of financing for the Company, including repurchase agreements, secured term loans, warehouse lines of credit, mortgage loans and the issuance of mortgage-backed securities, monitor the performance of the Company's assets and provide certain administrative and managerial services in connection with the operation of the Company. For performing these services, WRSC will receive compensation, fees and other benefits (including reimbursement of reasonable out-of-pocket expenses).

4.  Initial Investments

     At the Closing of this Offering (the "Closing"), the
Company, using a portion of the cash from the Offering, through the Operating Partnership, will acquire from WFSG or its affiliates (i) U.S. Commercial Investments, (ii) Mortgage-Backed
Securities, and (iii) International Investments in the United
Kingdom.

     Certain of the U.S. Commercial Investments will be acquired from Wilshire Properties 1 and Wilshire Properties 2. Wilshire Properties 1, organized on January 26, 1993, and Wilshire Properties 2, organized on November 7, 1994, were established to hold certain real estate investments of the principal shareholders of WFSG, who also own all of the outstanding shares of both entities.

     WFSG has granted the Company an option to purchase for up to approximately $110.0 million all or a portion of WFSG's 50% interest in two portfolios of International Investments in France. The Company is currently evaluating the suitability of such investments under U.S. tax and French law. In the future, the Company may purchase assets from WFSG and its affiliates, subject to the approval of Independent Directors of WREIT.

5.  Federal Income Taxes

     The Company intends to make an election to be taxed as a REIT under Section 856 through 860 of the Internal Revenue Code for its first taxable year ending after the Offering. As a REIT, the Company generally will not be subject to federal income tax if it distributes at least 95% of its taxable income for each tax year to its stockholders. REITs are subject to a number of organizational and operational requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate tax rates. Even if the Company qualifies for taxation as a REIT, the Company may be subject to state and local income taxes and to federal income tax and excise tax on its undistributed income.

6.  Offering Costs

     In connection with the Offering, affiliates have or will incur legal, accounting and related costs which will be reimbursed by the Company only upon the consummation of the Offering. These costs would then be deducted from the gross proceeds of the Offering.

            WILSHIRE REAL ESTATE INVESTMENT TRUST INC.
                NOTES TO BALANCE SHEET--(Continued)


7.  Conflicts of Interest

     The Company will be subject to various conflicts of interest arising from its relationship with WFSG and its affiliates. WFSG will own certain of the outstanding shares of Common Stock of WREIT after the Closing. All of the officers of the Company are also officers of both the Manager and WFSG. Messrs. Wiederhorn and Mendelsohn are principal stockholders and directors of WFSG, and directors of the Manager. Messrs. Wiederhorn and Mendelsohn control trusts and a partnership which are the sole members of Small Cap which will purchase certain Units of the Operating Partnership. Neither the Company nor the Manager will have any employees and will rely on WFSG for all of their staffing needs. With a view toward protecting the interests of the Company's stockholders, the Charter of the Company provides that a majority of the Board of Directors must be unaffiliated with WFSG.

     The Company will contract with WFSG and its subsidiaries to purchase the Initial Investments at the Closing. WFSG will realize a gain as a result of the purchase of such assets. However, since WFSG will retain an economic interest in the Company, WFSG will not recognize the total amount of this gain for financial reporting purposes. The Operating Partnership also will acquire from two affiliates of WFSG, Wilshire Properties 1 and Wilshire Properties 2, all of the outstanding shares of which are owned by Messrs. Wiederhorn and Mendelsohn, certain U.S. commercial real property. The Independent Directors approved the purchase of the Initial Investments. Their decision was based solely on information provided by WFSG and without the benefit of independent financial advisors. Approximately 22.1% of the Initial Investments are Mortgage-Backed Securities issued by affiliates of WFSG and backed by loans that were previously held in the portfolio of an affiliate of WFSG. The assets being purchased from WFSG, Wilshire Properties 1 and Wilshire Properties 2 are being acquired at their estimated fair market value.

     The Manager, a wholly owned subsidiary of WFSG, will manage the Company and provide extensive advice on the Company's operating policies and strategies. The Manager is responsible for monitoring the performance of the Services, while the Manager and the Services are under the common control of Messrs. Wiederhorn and Mendelsohn. The Manager may also cause the Company to engage in future transactions with WFSG and its affiliates, subject to the approval of the Independent Directors. The Independent Directors, however, will rely primarily on information supplied by the Manager in reaching their determinations. In addition, the Company, the Manager and WFSG have common officers and directors. Accordingly, WFSG and the Manager will have a significant amount of influence over the affairs of the Company.

     The Management Agreement does not limit or restrict the right of WFSG or any of its officers, directors, employees or affiliates from engaging in any business, subject to the Right of First Refusal with respect to the Primary Investments granted to the Company, or rendering services of any kind to any other person, including the purchase of or rendering advice to others purchasing real property assets that meet the Company's policies and criteria. In addition, the Manager will be entitled to receive incentive compensation for its services which could result in the Manager recommending riskier or more speculative investments.

     Pursuant to the Management Agreement and the Services Agreement, WFSG and its subsidiaries have granted the Company Right of First Refusal with respect to the Primary Investments. WFSG expects to continue to purchase real property assets in the future, and has no obligation to make investment opportunities available to the Company except with respect to Primary Investments. Moreover, pursuant to the Management Agreement and the Services Agreement, WFSG and its subsidiaries have no obligation to offer mortgage-backed securities to the Company if the mortgage loans collateralizing such mortgage-backed securities were owned by WFSG or one of its affiliates. As a consequence, the opportunity for the Company to invest in Other Real Estate

            WILSHIRE REAL ESTATE INVESTMENT TRUST INC.
                NOTES TO BALANCE SHEET--(Continued)


Related Assets will be limited if such investment opportunities would be attractive to WFSG or one of its subsidiaries. WFSG and its subsidiaries will not invest in any Primary Investments unless a majority of the Independent Directors have decided that the Company should not invest in such asset. In deciding whether to invest in such an asset, the Independent Directors may consider, among other factors, whether the asset is well-suited for the Company and whether the Company is financially able to take advantage of the investment opportunity based primarily on information provided by the Manager.

     From time to time, mortgage lenders offer for sale large pools of real property assets containing assets which WFSG has granted a Right of First Refusal to the Company pursuant to a competitive bidding process. In such a case, WFSG may choose an unaffiliated entity with which to submit a joint bid for the pool, as long as WFSG takes title only to the real property assets as to which a right of first refusal has not been granted. In the alternative WFSG may, but is not required to, invite the Company to submit a joint bid for such a pool. If the Company and WFSG are successful bidders on such a pool, in general the Company would take title to the real property assets as to which a right of first refusal has been granted. The Company may, but does not currently intend to, participate in mortgage loans as a co-participant with WFSG or its affiliates.

8.  Stock Options

     The Company intends to adopt a non-qualified stock option plan (the "Option Plan"), which provides for options to purchase shares of Common Stock.

     Before closing, the Company intends to grant to WRSC, the Independent Directors and other members of the Board of Directors who are not employees of the Company or identified as Independent Directors the options under the Option Plan, representing the right to acquire shares of Common Stock, at an exercise price per share equal to the initial offering price of the Common Stock.

                                                  Exhibit 99.2


               MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF LIQUIDITY AND CAPITAL RESOURCES

     WREIT has no operating history. WREIT's opening audited balance sheet as of December 31, 1997, and related footnotes are presented elsewhere herein. The Management's Discussion and Analysis of Liquidity and Capital Resources should be read in conjunction with such opening balance sheet and related notes. WREIT has been organized and will elect to qualify as a REIT under the Code and, as such, anticipates distributing annually at least 95% of its taxable income (other than net capital loan), subject to certain adjustments. Cash for such distributions is expected to be generated from the Company's operations, although the Company also may borrow funds to make distributions. The Company's revenues will be derived from (i) ownership of U.S. Commercial Properties; (ii) ownership of Mortgage-Backed Securities; (iii) International Investments; (iv) ownership of Other Real Estate Related Assets; and (v) interest and revenues from other (generally short-term) investments. See "Distribution Policy" and "Federal Income Tax Consequences."

     The principal sources of the Company's funds in the near term will be the proceeds of this Offering. At Closing, the Company, through the Operating Partnership, will acquire approximately $139.2 million in assets. The proceeds of the Offering will fund the purchase of approximately $133.6 million of the Initial Investments with the remainder (approximately $13.2 million) to be used to fund the operations of the Company and the Operating Partnership and to acquire new assets. The remainder of the Initial Investments will be purchased through the assumption of certain indebtedness of approximately $5.6 million. In this regard, WFSG has granted the Company an option to purchase, for approximately $110.0 million, all or at portion of up to WFSG's 50% interest in two portfolios of International Investments in France. The Company is currently evaluating the suitability of such investment under U.S. tax and French law. The Company plans to raise additional operating funds by leveraging its assets, primarily through repurchase agreements, secured term loans warehouse lines of credit, mortgage loans, issuance of mortgage-backed securities and other borrowing arrangements, which management believes will he sufficient to enable the Company to meet its anticipated liquidity and capital requirements in the long term. See "Operating Policies and Objectives" and "Use of Proceeds."

                                                  Exhibit 99.3


                         USE OF PROCEEDS

     The net proceeds to the Company from its sale of the 10,000,000 shares of Common Stock offered hereby, after deducting the estimated underwriting discounts and offering expenses, are estimated to be approximately $146.8 million ($169.1 million if the Underwriters exercise their over-allotment option in full). The Company, through the Operating Partnership, will contract with WFSG and its affiliates, including Wilshire Properties 1 and Wilshire Properties 2, to purchase the Initial Investments upon completion of this Offering for a purchase price of approximately $133.6 million in cash and the assumption of certain debt (approximately $5.6 million) resulting in a total purchase price of $139.2 million. Of this purchase price, $40.8 million shall be used to acquire U.S. Commercial Investments, $95.0 million shall be used to acquire Mortgage-Backed Securities (including $30.8 million of securities issued by affiliates of WFSG which are backed by the Retained Securities) and $3.4 million shall be used to acquire International Investments. All of the expected net proceeds of this Offering will be used to purchase Units in the Operating Partnership. The purchase price for the Initial Investments was based on certain assumptions made with respect to the potential net cash flows to be generated by the Initial Investments. See "Initial Investments," "Yield Considerations Related to the Company's Investments" and "Risk Factor--Conflicts of Interest--Conflicts of Interest in the Business of the Company." Pending investment, the balance of the net proceeds (approximately $13.2 million) will be invested in investment-grade, interest-bearing securities and held by the Operating Partnership until used to originate or acquire International Investments, Commercial Real Property including U.S. Commercial Properties, Distressed U.S. Commercial Loans and Other Real Estate Related Assets as provided herein. See "Operating Policies and Objectives."

     The Company intends to leverage its portfolio through borrowings, generally through the use of mortgage-backed securities and other borrowing arrangements.