Form 10-Q
period 1998-06-30
WILSHIRE REAL ESTATE INVESTMENT TRUST INC
filed 1998-08-14
CIK 1048566

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-Q

(MARK ONE)

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934

  For the quarterly period ended June 30, 1998

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934

  For the transition period from      to

                        COMMISSION FILE NUMBER 0-23911

                  WILSHIRE REAL ESTATE INVESTMENT TRUST INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               MARYLAND                              91-1851535
    (STATE OR OTHER JURISDICTION OF     (I.R.S. EMPLOYER IDENTIFICATION NO.)
    INCORPORATION OR ORGANIZATION)

 1776 SW MADISON STREET, PORTLAND, OR                   97205
    (ADDRESS OF PRINCIPAL EXECUTIVE                  (ZIP CODE)
               OFFICES)

                                (503) 223-5600
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days. Yes   X     No     .

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 CLASS                      OUTSTANDING AT AUGUST 1, 1998
  Common Stock, par value $.0001 per              11,500,000 Shares
                 share


-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

          WILSHIRE REAL ESTATE INVESTMENT TRUST INC. AND SUBSIDIARIES

                                   FORM 10-Q

                                   I N D E X

                                                                            PAGE
                                                                            ----
PART I--FINANCIAL INFORMATION
Item 1.Interim Financial Statements (Unaudited)...........................    3
   Consolidated Statement of Financial Condition at June 30, 1998.........    3
   Consolidated Statement of Operations for the three months ended June
    30, 1998..............................................................    4
   Consolidated Statement of Changes in Stockholders' Equity for the three months ended
    June 30, 1998.........................................................    5
   Consolidated Statement of Cash Flows for the three months ended June
    30, 1998..............................................................    6
   Notes to Consolidated Financial Statements.............................    7
Item 2.Management's Discussion and Analysis of Financial Condition and Re-
 sults of Operations......................................................   13
Item 3.Quantitative and Qualitative Disclosures about Market Risk.........   17
PART II--OTHER INFORMATION
Item 1.Legal Proceedings..................................................   18
Item 2.Changes in Securities..............................................   18
Item 3.Defaults Upon Senior Securities....................................   18
Item 4.Submission of Matters to a Vote of Security Holders................   18
Item 5.Other Information..................................................   18
Item 6.Exhibits and Reports on Form 8-K...................................   18
Signature.................................................................   19

PART 1--FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

          WILSHIRE REAL ESTATE INVESTMENT TRUST INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

                                  (UNAUDITED)

                                                                      JUNE 30,
                                                                        1998
                                                                     ----------
                                                                      (DOLLARS
                                                                         IN
                                                                     THOUSANDS)
                               ASSETS
Cash and cash equivalents...........................................  $ 56,188
Securities available for sale, at fair value........................   249,454
Loans, net..........................................................    36,319
Discount loans, net.................................................    15,437
Investment in real estate, net......................................    76,419
Due from affiliate, net.............................................     3,038
Accrued interest receivable.........................................     2,890
Other assets........................................................     2,163
                                                                      --------
                                                                      $441,908
                                                                      ========
                LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Short-term borrowings.............................................  $230,637
  Other borrowings..................................................    45,222
  Accounts payable and accrued liabilities..........................     2,802
  Dividends payable.................................................     3,105
                                                                      --------
    Total liabilities...............................................   281,766
                                                                      --------
Commitments and Contingencies (See Note 11)
Stockholders' Equity:
  Preferred stock, $.0001 par value; 25,000,000 shares authorized;
   no shares issued and outstanding.................................       --
  Common stock, $.0001 par value; 200,000,000 shares authorized;
   11,500,000 shares issued and outstanding.........................         1
  Additional paid-in capital........................................   166,980
  Distributions in excess of earnings...............................       (63)
  Accumulated other comprehensive income............................    (6,776)
                                                                      --------
    Total stockholders' equity......................................   160,142
                                                                      --------
                                                                      $441,908
                                                                      ========

   The accompanying notes are an integral part of this consolidated financial statement.

          WILSHIRE REAL ESTATE INVESTMENT TRUST INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                  (UNAUDITED)

                                                           FOR THE THREE MONTHS
                                                                  ENDED
                                                              JUNE 30, 1998
                                                          ----------------------
                                                          (DOLLARS IN THOUSANDS,
                                                            EXCEPT SHARE DATA)
NET INTEREST INCOME:
  Loans and discounted loans.............................       $    1,324
  Securities.............................................            3,606
  Other investments......................................              160
                                                                ----------
    Total interest income................................            5,090
  Interest expense.......................................            1,501
                                                                ----------
    Net interest income..................................            3,589
                                                                ----------
INCOME FROM REAL ESTATE INVESTMENTS, NET:
  Operating income:
    Rental income........................................              949
    Other................................................              119
                                                                ----------
                                                                     1,068
                                                                ----------
  Operating expense:
    Interest expense.....................................              348
    Rental operations....................................              182
    Depreciation.........................................              175
                                                                ----------
                                                                       705
                                                                ----------
      Income from real estate investments, net...........              363
                                                                ----------
OPERATING EXPENSES:
  Management fees paid to affiliate......................              602
  Servicing fees paid to affiliate.......................               48
  Loan expenses paid to affiliate........................               85
  Other..................................................              175
                                                                ----------
                                                                       910
                                                                ----------
NET INCOME...............................................       $    3,042
                                                                ==========
EARNINGS PER SHARE:
  Basic..................................................       $     0.27
  Diluted................................................       $     0.27
WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic..................................................       11,252,941
  Diluted................................................       11,253,452

   The accompanying notes are an integral part of this consolidated financial statement.

          WILSHIRE REAL ESTATE INVESTMENT TRUST INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                  (UNAUDITED)

                                       FOR THE THREE MONTHS ENDED JUNE 30, 1998
                         ---------------------------------------------------------------------
                           COMMON STOCK    ADDITIONAL DISTRIBUTIONS ACCUMULATED OTHER
                         -----------------  PAID-IN-    IN EXCESS     COMPREHENSIVE
                           SHARES   AMOUNT  CAPITAL    OF EARNINGS       INCOME        TOTAL
                         ---------- ------ ---------- ------------- ----------------- --------
                                       (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
BALANCE at April 1,
 1998...................        --  $ --    $      2     $   --          $   --       $      2
Issuance of common
 stock.................. 11,500,000     1    166,978         --              --        166,979
Net income..............        --    --         --        3,042             --          3,042
Change in unrealized
 loss on securities
 available for sale.....        --    --         --          --           (6,776)       (6,776)
                                                                                      --------
Total comprehensive
 income.................        --    --         --          --              --         (3,734)
Dividends...............        --    --         --       (3,105)            --         (3,105)
                         ---------- -----   --------     -------         -------      --------
BALANCE at June 30,
 1998................... 11,500,000 $   1   $166,980     $   (63)        $(6,776)     $160,142
                         ========== =====   ========     =======         =======      ========



   The accompanying notes are an integral part of the consolidated financial statement.

          WILSHIRE REAL ESTATE INVESTMENT TRUST INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                  (UNAUDITED)

                                                                FOR THE
                                                              THREE MONTHS
                                                                 ENDED
                                                             JUNE 30, 1998
                                                         ----------------------
                                                         (DOLLARS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income............................................        $  3,042
   Adjustments to reconcile net income to net cash used
    in operating activities:
    Depreciation........................................             175
    Amortization of premiums and discounts, net.........            (284)
  Change in:
   Due from affiliate, net..............................          (3,038)
   Accrued interest receivable..........................          (2,890)
   Other assets.........................................          (2,163)
   Accounts payable and accrued liabilities.............           2,802
                                                                --------
    Net cash used in operating activities...............          (2,356)
                                                                --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of securities available for sale.............        (256,285)
  Purchase of loans.....................................         (37,946)
  Purchase of discount loans............................         (17,878)
  Principal payments received on loans..................           4,131
  Investment in real estate.............................         (76,346)
  Other.................................................              28
                                                                --------
    Net cash used in investing activities...............        (384,296)
                                                                --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings..............................         280,846
  Repayments on borrowings..............................          (4,987)
  Proceeds from issuance of common stock, net of offer-
   ing costs............................................         166,979
                                                                --------
    Net cash provided by financing activities...........         442,838
                                                                --------
NET INCREASE IN CASH AND CASH EQUIVALENTS...............          56,186
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD........               2
                                                                --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..............        $ 56,188
                                                                ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION--
  Cash paid for interest................................        $  1,319
NONCASH FINANCING ACTIVITIES--
  Common stock dividends declared but not paid..........        $  3,105
  Additions to investment in real estate acquired in
   settlement of loans..................................             276

   The accompanying notes are an integral part of this consolidated financial statement.

          WILSHIRE REAL ESTATE INVESTMENT TRUST INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 1998
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

NOTE 1--BASIS OF PRESENTATION

  The accompanying interim consolidated financial statements are unaudited and have been prepared in conformity with the requirements of Regulation S-X promulgated under the Securities Exchange Act of 1934 as amended (the "Exchange Act"), particularly Rule 10-01 thereof, which governs the presentation of interim financial statements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles ("GAAP") for complete financial statements.

  The accompanying consolidated financial statements include the accounts of Wilshire Real Estate Investment Trust Inc. and its four wholly-owned subsidiaries, including Wilshire Real Estate Partnership L.P., ("WREP"), Wilshire Real Estate Partnership 1998-1 LLC, Wilshire Real Estate Partnership 1998-1 Member Inc., and Wilshire Real Estate Partnership Island Limited Ltd. ("WREIT" or the "Company"). Intercompany accounts have been eliminated in consolidation.

  In the opinion of management, all adjustments generally comprised of normal recurring accruals necessary for the fair presentation of the interim financial statements have been included. Operating results for the three months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2--ORGANIZATION AND RELATIONSHIPS

  WREIT was incorporated in the State of Maryland on October 24, 1997. The Company was initially formed with a capital investment of $2.0; prior to April 1998, the Company had substantially no operating activity. In April 1998, the Company was capitalized with the sale of 11,500,000 shares of common stock, par value $.0001 per share, at a price of $16.00 per share (the "Offering"). Total net proceeds of the Offering after underwriting and offering expenses were $166,979.

  The Company has entered into a management agreement with Wilshire Real Estate Service Corporation ("WRSC"), a wholly owned subsidiary of Wilshire Financial Services Group Inc. ("WFSG"), under which WRSC advises the Company on various facets of its business and manages its day-to-day operations, subject to the supervision of the Company's Board of Directors. WFSG currently owns 990,000 shares, or 8.6%, of the Company's outstanding common stock and has options to purchase an additional 1,135,000 shares (25% of which vest each year over the next four years) at an exercise price of $16.00 per share. For its services, WRSC receives a base management fee of 1% per annum of the first $1.0 billion of average invested assets, as defined in the related agreement, 0.75% of the next $500 million of average invested assets and 0.50% of average invested assets above to $1.5 billion, payable quarterly. In addition, WRSC receives incentive compensation in an amount equal the dollar amount by which funds from operations ("FFO"), as adjusted, exceeds the general ten-year Treasury rate plus 5% per annum. Finally, WRSC is entitled to receive reimbursements of all due diligence costs and reasonable out-of-pocket expenses.

          WILSHIRE REAL ESTATE INVESTMENT TRUST INC. AND SUBSIDIARIES

NOTE 3--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 CASH AND CASH EQUIVALENTS

  For purposes of reporting financial condition and cash flows, cash and cash equivalents include cash and amounts due from banks, federal funds sold and securities with original maturities less than 90 days.

 SECURITIES AVAILABLE FOR SALE

  Certain mortgage-backed securities and other securities are designated as assets available for sale. Securities available for sale are carried at fair value with the net unrealized gains or losses reported within accumulated other comprehensive income. Unrealized losses on securities that reflect a decline in value that is other than temporary, if any, are charged to earnings. At disposition, the realized net gain or loss is included in earnings on a specific identification basis. The amortization of premiums and accretion of discounts are computed using the interest method after considering actual and estimated prepayment rates, if applicable. Actual prepayment experience is periodically reviewed and effective yields are recalculated when differences arise between prepayments originally anticipated and amounts actually received plus anticipated for future prepayments.

 LOANS, DISCOUNTED LOANS AND ALLOWANCE FOR LOAN LOSSES

  The Company acquires performing, sub-performing and non-performing loan portfolios, for prices generally at or below face value (i.e., unpaid principal balances plus accrued interest). Nonperforming loans are generally acquired at deep discounts to face value and are classified as discounted loans in the consolidated statement of financial condition. Loans other than discounted loans are classified as loans.

  Discounted loans are presented in the consolidated statement of financial condition net of unamortized discounts and allowance for loan losses established for those loans. For each pool of loans acquired by the Company, purchased discounts are allocated into (a) valuation allowances for estimated losses against face value on specific loans ("specific valuation allowances") and (b) portions of the discounts available for accretion to interest income. If total cash received on a pool of loans exceeds original estimates, excess specific valuation allowances are recorded as additional discount accretion on the cost-recovery method. The allocated specific valuation allowances are included in the allowance for loan losses. Where appropriate, discounts are accreted into interest income on a cash basis.

  Loans, other than discounted loans, are presented in the consolidated statement of financial condition in substantially the same manner as discounted loans. Interest income is recognized on an accrual basis. Deferred fees and costs are recognized in interest income over the life of the loan using a method that approximates the interest method.

  The Company evaluates loans (whether classified as loans or discounted loans) for impairment. Commercial and multi-family real estate loans are considered to be impaired, for financial reporting purposes, when it is probable that the Company will be unable to collect all principal or interest due, according to the contractual terms of the loan agreement. Specific valuation allowances are established, either at acquisition or through provisions for losses, as described above, for impaired loans based on the adequacy of discounted expected future cash flows or the fair value of the underlying real estate collateral for collateral dependent loans.

          WILSHIRE REAL ESTATE INVESTMENT TRUST INC. AND SUBSIDIARIES

  All specific valuation allowances established for pools of loans and discounted loans are recorded in the allowance for loan losses. The allowance for each pool is decreased by the amount of loans charged off and is increased by the provision for estimated losses on loans and recoveries of previously charged-off loans. The allowance for each pool is maintained at a level believed adequate by management to absorb probable losses. Management's determination of the adequacy of the allowance is based on an evaluation of the portfolio, previous loan loss experience, current economic conditions, volume, growth and composition of the portfolio and other relevant factors. Actual losses may differ from management's estimates.

  It is the Company's policy to establish an allowance for uncollectible interest on performing loans that are past due more than 90 days or sooner when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. Upon such a determination, those loans are placed on non-accrual status and deemed to be non-performing. When a loan is placed on non-accrual status, previously accrued but unpaid interest is reversed by a charge to interest income.

 INVESTMENT IN REAL ESTATE

  Real estate purchased directly or acquired in settlement of loans is originally recorded at the lower of fair value less estimated costs to sell, or purchase price. Any excess of net loan cost basis over the fair value less estimated selling costs of real estate acquired through foreclosure is charged to the allowance for loan losses. Any subsequent operating expenses or income, reductions in estimated fair values, as well as gains or losses on disposition of such properties, are recorded in current operations.

 INCOME TAXES

  The Company qualifies as a Real Estate Investment Trust ("REIT") under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. A REIT will generally not be subject to federal income taxation on that portion of its income that qualifies as REIT taxable income to the extent that it distributes at least 95 percent of its taxable income to its shareholders and complies with certain other requirements. Accordingly, no provision has been made for federal income taxes for the Company and its subsidiaries in the accompanying consolidated financial statements.

 EARNINGS PER SHARE

  The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" ("EPS"). SFAS No. 128 replaces primary EPS with basic EPS, and fully diluted EPS with diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed in a similar manner as fully diluted EPS, and reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

NOTE 4--RECENTLY ISSUED ACCOUNTING STANDARDS

  The FASB recently issued SFAS No. 129, "Disclosure of Information about Capital Structure" and SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information. SFAS No. 129 applies to all entities that issue any securities other than ordinary common stock and continues the existing requirement of disclosure of the pertinent rights and privileges of all securities. SFAS No. 131 establishes standards for the way that public entities report information about operating segments in annual financial statements and requires the reporting of selected information about operating segments in interim financial reports issued to shareholders.

          WILSHIRE REAL ESTATE INVESTMENT TRUST INC. AND SUBSIDIARIES

SFAS Nos. 129 and 131 are effective for fiscal years beginning after December 15, 1997 and were adopted by the Company. The adoption of SFAS Nos. 129 or 131 did not have a material impact on the financial position or results of operations of the Company.

  In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the consolidated statement of financial condition as either an asset or liability measured at its fair value. The Statement requires that changes in the fair value of a derivative be recognized currently in earnings unless specific hedge accounting criteria are met. Such special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the consolidated statement of operations, and requires that a company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. The Company's management does not anticipate that the adoption of SFAS No. 133 will have a material impact on the financial position or results of operations of the Company.

NOTE 5--SECURITIES AVAILABLE FOR SALE

  The amortized cost, gross unrealized gains and losses, and fair market values on securities available for sale as of June 30, 1998 are shown below. Fair market value estimates were determined by management using available market prices.

   Gross amortized cost............................................... $256,230
   Gross unrealized gains.............................................      731
   Gross unrealized losses............................................   (7,507)
                                                                       --------
   Fair market value.................................................. $249,454
                                                                       ========

  Included in securities available for sale are mortgage backed securities and $20 million of 13% WFSG Series B Notes due in 2004.

  The Company expects to receive payments on securities over periods that are considerably shorter than the contractual maturities of the securities, which range from 6 to 30 years.

NOTE 6--LOANS AND DISCOUNTED LOANS

  The Company's loans are comprised of loans and discounted loans. Following is a summary of each loan category by type:

                                                                      DISCOUNTED
                                                               LOANS    LOANS
                                                              ------- ----------
   Real estate loans:
     One to four units....................................... $   409  $ 1,222
     Over four units.........................................  21,763    4,421
     Commercial..............................................  31,387   18,514
     Land....................................................     197    3,545
                                                              -------  -------
       Total loans secured by real estate....................  53,756   27,702
                                                              -------  -------
   Less:
     Allowance for loan losses...............................       1    7,214
     Discount on purchased loans and deferred fees...........  17,436    5,051
                                                              -------  -------
                                                              $36,319  $15,437
                                                              =======  =======

          WILSHIRE REAL ESTATE INVESTMENT TRUST INC. AND SUBSIDIARIES

  As of June 30, 1998, the unpaid principal balance of loans with adjustable rates of interest were $52,004 and loans with fixed rates of interest were $29,454. Adjustable-rate loans are generally indexed to U.S. Treasury Bills, the Federal Home Loan Bank's Eleventh District Cost of Funds Index, London Interbank Offer Rate or the Prime Lending Rate and are subject to limitations on the timing and extent of adjustment. Rates on the majority of loans adjust within six months of changes in the index.

  At June 30, 1998, loans with an unpaid principal balance of approximately $59,189 were pledged to secure credit line borrowings included in short-term borrowings (see Note 7).

NOTE 7--SHORT-TERM BORROWINGS

  Short-term borrowings at June 30, 1998 include repurchase agreements and line of credit borrowings. Proceeds from the various credit facilities are used primarily for the acquisition of mortgage-backed securities and loan pools. Following is information about short-term borrowings:

                                                             REPURCHASE LINE OF
                                                             AGREEMENTS CREDIT
                                                             ---------- -------
   Average balance during the period........................  $ 84,378  $ 7,595
   Highest amount outstanding during the period.............  $198,086  $32,551
   Average interest rate--during the period.................     6.971%   6.656%
   Average interest rate--end of period.....................     6.899%   6.656%
   Carrying value of pledged assets.........................  $227,710  $44,628

  As of June 30, 1998, the Company had committed lines of credit, including repurchase agreements totaling $230.6 million and uncommitted lines of credit totaling $500 million.

NOTE 8--OTHER BORROWINGS

  At June 30, 1998, the Company had $45.2 million of other borrowings, which were used to finance the acquisition of real estate investments. The loans had a weighted average interest rate of 8.00%. At June 30, 1998, certain investments in real estate with a carrying amount of $63.6 million were pledged as collateral against these loans. Maturities of these borrowings range from 1998 to 2023.

NOTE 9--INVESTMENT IN REAL ESTATE

At June 30, 1998, the Company's investment in real estate was comprised of the following:

   Office Buildings:
     Land.............................................................. $18,828
     Building and improvements.........................................  54,482
     Less: Accumulated depreciation....................................    (175)
                                                                        -------
                                                                         73,135
   Other real estate owned, net........................................   3,284
                                                                        -------
                                                                        $76,419
                                                                        =======

          WILSHIRE REAL ESTATE INVESTMENT TRUST INC. AND SUBSIDIARIES

  Investment in real estate is recorded at cost less accumulated depreciation (which in the opinion of management is less than the net realizable value of the property). The Company reviews its investment in real estate for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Depreciation is computed on a straight-line basis over the estimated useful life of the asset as follows:

   Buildings and improvements........................... 35 years
   Tenant improvements.................................. lesser of lease term or useful life
   Furniture, fixtures and equipment.................... 7 years

  Expenditures for repairs and maintenance are charged to operations as incurred. Significant renovations are capitalized and amortized over their expected useful lives. Fees and costs incurred in the successful negotiation of leases are deferred and amortized on a straight-line basis over the terms of the respective leases. Rental income is reported on the straight-line basis over the terms of the respective leases.

NOTE 10--COMPREHENSIVE INCOME

  In 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," which requires companies to report all changes in equity during a period, except those relating to investment by owners and distributions to owners, in the financial statement for the period in which such charges are recognized. Comprehensive income for the three months ended June 30, 1998, encompasses net income and unrealized losses on available for sale securities, as presented below:

   Net income.......................................................... $ 3,042
   Other comprehensive loss:
     Unrealized losses on available for sale securities, net...........  (6,776)
                                                                        -------
   Total comprehensive loss............................................ $(3,734)
                                                                        =======

NOTE 11--COMMITMENTS & CONTINGENCIES

  At June 30, 1998, outstanding commitments totaled $278.8 million and was comprised of $160.0 million related to the acquisition of European loan pools, $80 million related to the acquisition of U.S. commercial loans, $10.2 million related to commercial real estate, and $28.6 million of subordinate interests in commercial mortgage-backed securities.

  Each commitment is subject to various closing conditions including, but not limited to, completion of satisfactory due diligence efforts, the negotiation of definitive purchase and sales agreements and/or conditions the borrowers or sellers must satisfy prior to the Company's funding the transactions.

          WILSHIRE REAL ESTATE INVESTMENT TRUST INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

  Wilshire Real Estate Investment Trust Inc. and Subsidiaries (the "Company") is a Maryland corporation that was formed in October 1997 and has elected to be taxed as a real estate investment trust ("REIT"). In April 1998, the Company consummated its initial public offering (the "Offering") of 11,500,000 shares of common stock, with net proceeds to the Company of approximately $167.0 million. The Company has increased its asset base to $441.9 million at June 30, 1998, including, $227.7 million of mortgage-related securities, $76.4 million of real estate, $51.8 million of domestic and international commercial loans, and $21.8 million in other securities.

  The following discussion of the Company's results of operations, changes in financial condition, and capital resources and liquidity should be read in conjunction with the Interim Consolidated Financial Statements and related Notes included in Item 1 hereof.

FUNDS FROM OPERATIONS

  Most industry analysts, including the Company, consider funds from operations ("FFO") an appropriate supplementary measure of operating performance of a REIT. In general, FFO adjusts net income for non-cash charges such as depreciation, and certain amortization expenses and most non-recurring gains and losses. However, FFO does not represent cash provided by operating activities in accordance with generally accepted accounting principles ("GAAP") and should not be considered an alternative to net income as an indication of the results of the Company's performance or to cash flows as a measure of liquidity.

  In 1995, the National Association of Real Estate Investment Trusts ("NAREIT") established new guidelines clarifying its definition of FFO and requested that REITs adopt this new definition beginning in 1996. The Company computes FFO in accordance with the definition recommended by NAREIT. For the three months ended June 30, 1998, the Company's FFO was $3.2 million or $0.29 per diluted weighted average common share. The following table provides the calculation of the Company's FFO:

                                                                 FOR THE
                                                               THREE MONTHS
                                                                  ENDED
                                                              JUNE 30, 1998
                                                          ----------------------
                                                          (DOLLARS IN THOUSANDS,
                                                            EXCEPT SHARE DATA)
   Net income............................................         $3,042
   Real estate related depreciation......................            175
                                                                  ------
     FFO.................................................         $3,217
                                                                  ======
     FFO per common share................................         $  .29

RESULTS OF OPERATIONS

  The Company consummated the Offering and commenced operations on April 6, 1998. The Company's net income for the three months ended June 30, 1998 amounted to $3.0 million, or $0.27 per diluted share, which is attributable primarily to interest income from mortgage-backed securities, loans and discounted loans. In addition, the Company is engaged in a variety of real estate investment activities.

  Interest Income. The following tables set forth information regarding the total amount of income from interest-earning assets and the resultant average yields. Information is based on daily average balances during the reported period.

                                                     FOR THE THREE MONTHS ENDED
                                                           JUNE 30, 1998
                                                    ----------------------------
                                                    AVERAGE  INTEREST ANNUALIZED
                                                    BALANCE   INCOME    YIELD
                                                    -------- -------- ----------
                                                       (DOLLARS IN THOUSANDS)
   Loan portfolios................................. $ 45,038  $1,324     12.5%
   Mortgage-backed securities
    available for sale.............................  132,004   3,149     10.1
   Other securities available
    for sale.......................................   17,248     457     11.2
   Other investments...............................   14,207     160      4.8
                                                    --------  ------     ----
     Total......................................... $208,497  $5,090     10.4%
                                                    ========  ======     ====

  Interest Expense. The following table sets forth information regarding the total amount of interest expense associated with interest-bearing liabilities and the resultant average rates. Information is based on daily average balances during the reported period.

                                                     FOR THE THREE MONTHS ENDED
                                                           JUNE 30, 1998
                                                    ----------------------------
                                                    AVERAGE  INTEREST ANNUALIZED
                                                    BALANCE  EXPENSE    YIELD
                                                    -------- -------- ----------
                                                       (DOLLARS IN THOUSANDS)
   Short-term borrowings........................... $ 91,973  $1,501     6.9%
   Other borrowings................................   17,483     348     8.4
                                                    --------  ------     ---
     Total......................................... $109,456  $1,849     7.2%
                                                    ========  ======     ===

  Real Estate Operations. Such income represents income generated from the Company's investment in various office buildings, retail stores, and other commercial property located in Oregon and California. During the three months ended June 30, 1998, operating income was comprised primarily of $1.1 million in gross rental and other income earned on such investments. Additionally, expenses incurred on real estate investments include $0.3 million of interest expense, $0.2 million of rental operations and $0.2 million of depreciation expense.

  Operating Expenses. Management fees of $0.6 million for the three months ended June 30, 1998, respectively, were comprised solely of the 1% (per annum) base management fee paid to Wilshire Real Estate Service Corporation ("WRSC"), a wholly owned subsidiary of Wilshire Financial Services Group Inc. ("WFSG") for the period (as provided pursuant to the management agreement between WRSC and the Company). WRSC earned no incentive fee for this period. In addition to the management fee, the Company incurred loan service fees and expenses of $0.1 million during the three months ended June 30, 1998, which were paid by WRSC on behalf of the Company and for which WRSC was subsequently reimbursed by the Company. Other expenses were comprised of professional services, insurance premiums and other sundry expenses.

CHANGES IN FINANCIAL CONDITION

  From April 1, 1998 to June 30,1998, total assets increased to $441.9 million. This increase was primarily comprised of $56.2 million of cash and cash equivalents, $249.5 million of securities available for sale, $76.4 million of investments in real estate and $51.8 million of loans and discount loans. Total liabilities increased to $281.8 million during the period, primarily as a result of $230.6 million of short-term borrowings associated with mortgage-backed securities, $45.2 million of other borrowings on investment in real estate, $3.1 million of declared but unpaid dividends, $0.6 million unpaid management fees due WRSC and $0.1 million of unpaid loan servicing fees and expenses incurred in connection with the servicing of the loan portfolios of the Company.

  Securities Available for Sale. At June 30, 1998, securities available for sale include mortgage-backed securities with an aggregate market value of $227.7 million, net of unrealized losses and $20.0 million of WFSG's 13% Series B Notes.

  During the three months ended June 30, 1998, the Company purchased 117 subordinated residential mortgage-backed securities from 18 different issuers for an aggregate purchase price of approximately $234.5 million. The weighted average rating of these securities is BB.

  The balance of mortgage-backed securities available for sale of $227.7 million at June 30, 1998 was the result of $95.0 million of initial purchases, $139.5 million of additional purchases, offset in part, by $6.8 of net unrealized losses.

  Loan Portfolio. During the three months ended June 30, 1998, the Company acquired U.S. and international commercial real estate loans with an unpaid principal balance of $53.8 million. At June 30, 1998 all loans were current and are serviced by an affiliate of WFSG.

  Discount Loan Portfolio. During the quarter ended June 30, 1998, the Company acquired U.S. and international commercial real estate loans with an unpaid principal balance of $27.7 million. The balance of discount loans is $15.4 million at June 30, 1998, and are also serviced by an affiliate of WFSG.

  The following table sets forth certain information relating to the payment status of loans in the Company's discount loan portfolio at June 30, 1998:

                                                             UNPAID PRINCIPAL
                                                                 BALANCE
                                                          ----------------------
                                                          (DOLLARS IN THOUSANDS)
      Past due less than 31 days.........................        $12,992
      Past due 31 to 89 days.............................            898
      Past due 90 days or greater........................         13,813
                                                                 -------
                                                                 $27,703
                                                                 =======

  Allowances for Loan Losses. The Company maintains an allowance for loan losses at a level that management considers adequate to provide for potential losses based upon an evaluation of known and inherent risks. At June 30, 1998, no provisions for loan losses had been provided.

  Investment in Real Estate. During the three months ended June 30, 1998, the Company acquired approximately $73.3 million of properties located in California, Oregon and the United Kingdom.

  For additional information regarding investments in real estate see Note 3 to the Interim Consolidated Financial Statements included in Item 1 hereof.

  Short-Term Borrowings. Short-term borrowings increased by approximately $230.6 million during the three months ended June 30, 1998, resulting primarily from the use of repurchase agreements to fund the purchase of securities. Interest rates on borrowings under these facilities are based on overnight to 30-day London Interbank Offer Rate ("LIBOR") rates.

  Other Borrowings. At June 30, 1998, the Company had $45.2 million of other borrowings, which financed the acquisition of real estate investments. The loans had a weighted average interest rate of 8.4%. At June 30,

1998, certain investments in real estate with a carrying amount of $63.6 million were pledged as collateral against these loans.

  Stockholders' Equity. Stockholders' equity increased to $160.1 million from April 1, 1998 to June 30, 1998. The increase in stockholders' equity during this period was attributable to net proceeds of $167.0 million from the Offering, net income of $3.0 million, unrealized losses on securities available for sale of $6.8 million and $3.1 million of dividends on common stock. See the Consolidated Statement of Changes in Stockholders' Equity in the Interim Consolidated Financial Statements included in Item 1 hereof.

LIQUIDITY AND CAPITAL RESOURCES

  Liquidity is a measurement of the Company's ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund investments, loan acquisition and lending activities and for other general business purposes. The primary sources of funds for cash flow consist of repurchase facilities and other secured borrowings and maturities and principal payments on loans and securities and proceeds from sales thereof.

  The Company's operating activities used cash flows of $2.4 million during the three months ended June 30, 1998. During this period, cash resources from operating activities were provided primarily by net income, offset by activities in due from affiliates, accrued interest receivable, other assets, and accounts payable and accrued liabilities.

  The Company's investing activities used cash flows totaling $384.3 million during the three months ended June 30, 1998. During this period, cash flows from investing activities were used primarily to purchase the Company's interest-earning and other operating assets consisting of securities available for sale, loans and investments in real estate.

  The Company's financing activities provided $442.8 million during the three months ended June 30, 1998 and consisted of $167.0 million net proceeds from the Offering and $275.9 of net short-term and other borrowings.

  As discussed above, the Company has outstanding commitments of $278.8 million, subject to various closing conditions, and is currently engaged in due diligence with respect to a variety of investments.

  Given the Company's rapid rate of current growth and assuming that the Company continues to experience such growth, management believes that additional debt and/or equity financing may be required to sustain this level of growth once all proceeds have been invested from the Offering. There can be no assurance that any such additional debt or equity financing will be available to the Company on financially attractive terms in the future.

OTHER

  Many existing computer software programs use two digits to identify the year in date fields and, as such, could fail or create erroneous results by or at the Year 2000. The Company and its loan servicer utilize a number of software systems to service mortgage loans and manage mortgage assets. The Company has made and will continue to make investments in its software systems and applications to ensure the Company is Year 2000 compliant. In addition, the Company has taken steps to ensure that its servicer, the vendors it utilizes in various capacities and the institutions with which it interfaces are also taking the necessary steps to become Year 2000 compliant. This process is expected to be essentially complete by mid-1999. The financial impact of becoming Year 2000 compliant has not been and is not expected to be material to the Company or its results of operations.

FORWARD-LOOKING STATEMENTS

  CERTAIN STATEMENTS CONTAINED HEREIN AND CERTAIN STATEMENTS CONTAINED IN FUTURE FILINGS BY THE COMPANY WITH THE SEC, ARE NOT IN THE COMPANY'S PRESS

RELEASES OR IN THE COMPANY'S OTHER PUBLIC OR SHAREHOLDER COMMUNICATIONS MAY NOT BE, BASED ON HISTORICAL FACTS AND ARE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND
SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. FORWARD-LOOKING STATEMENTS WHICH ARE BASED ON VARIOUS ASSUMPTIONS (SOME OF WHICH ARE BEYOND THE COMPANY'S CONTROL) MAY BE IDENTIFIED BY REFERENCE TO A FUTURE PERIOD OR PERIODS, OR BY THE USE OF FORWARD-LOOKING TERMINOLOGY, SUCH AS "MAY," "WILL," "BELIEVE," "EXPECT," "ANTICIPATE," "CONTINUE," OR SIMILAR TERMS OR VARIATIONS ON THOSE TERMS, OR THE NEGATIVE OF THOSE TERMS. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE SET FORTH IN FORWARD-LOOKING STATEMENTS DUE TO A VARIETY OF FACTORS, INCLUDING, BUT NOT LIMITED TO, THOSE RELATED TO THE ECONOMIC ENVIRONMENT, PARTICULARLY IN THE MARKET AREAS IN WHICH THE COMPANY OPERATES, COMPETITIVE PRODUCTS AND PRICING, FISCAL AND MONETARY POLICIES OF THE U.S. GOVERNMENT, CHANGES IN PREVAILING INTEREST RATES, ACQUISITIONS AND THE INTEGRATION OF ACQUIRED BUSINESSES, CREDIT RISK MANAGEMENT, ASSET/LIABILITY MANAGEMENT, THE FINANCIAL AND SECURITIES MARKETS AND THE AVAILABILITY OF AND COSTS ASSOCIATED WITH SOURCES OF LIQUIDITY. THE COMPANY DOES NOT UNDERTAKE, AND SPECIFICALLY DISCLAIMS ANY OBLIGATION, TO PUBLICLY RELEASE THE RESULTS OF ANY REVISIONS WHICH MAY BE MADE TO ANY FORWARD-LOOKING STATEMENTS TO REFLECT THE OCCURRENCE OF ANTICIPATED OR UNANTICIPATED EVENTS OR CIRCUMSTANCES AFTER THE DATE OF SUCH STATEMENTS.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  It is the objective of the Company to attempt to control risks associated with interest rate movements. In general, management's strategy is to limit the Company's exposure to earnings variations and variations in the value of assets and liabilities as interest rates change over time. The Company's asset and liability management strategy is formulated and monitored by WRSC regularly to review, among other things, the sensitivity of the Company's assets and liabilities to interest rate changes, the book and market values of assets and liabilities, unrealized gains and losses, including those attributable to hedging transactions, purchase and securitization activity, and maturities of investments and borrowings.

  The Company has utilized interest only securities ("IOs") to offset maturity extension risk in the Company's loan and securities portfolio in the event that the Company encounters slower than anticipated prepayments. Accordingly, if the underlying mortgage collateral prepays (including prepayments as a result of default and repurchases by the seller) at a rate faster than anticipated, the weighted average life of the IO will be reduced, and the market value of the IO adversely affected. Conversely, if the underlying mortgage collateral prepays at a rate slower than anticipated, the weighted average life of the IO will be extended, with a consequent positive effect on the market value of the IO. Should interest rates remain at their present low levels, or decline further, the risk of faster than anticipated prepayment rates could increase.

  The Asset and Liability Committee is authorized to utilize a wide variety of off-balance sheet financial techniques to assist them in the management of interest rate risk. These techniques include interest rate swap agreements, pursuant to which the parties exchange the difference between fixed-rate and floating-rate interest payments on a specified principal amount (referred to as the "notional amount") for a specified period without the exchange of the underlying principal amount. Interest rate swap agreements are utilized by the Company to protect against the narrowing of the interest spread between fixed rate loans and associated liabilities funding those loans. At June 30, 1998, the Company had no interest rate swap agreements in place.

                   WILSHIRE REAL ESTATE INVESTMENT TRUST INC.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

  The registrant is not a party to any material legal proceedings.

ITEM 2. CHANGES IN SECURITIES.

  Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

  Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  No matter was submitted to a vote of security holders during the period covered by this report.

ITEM 5. OTHER INFORMATION.

  None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

  (a) Exhibits

    Exhibit 10.1 Purchase and Sale Agreement
    Exhibit 11   Statement re Computation of Per Share Earnings
    Exhibit 27   Financial Data Schedule

  (b) Reports on Form 8-K

  None.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF THE EXCHANGE ACT, THE REGISTRANT HAS CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          Wilshire Real Estate Investment
                                          Trust Inc.

Date: August 14, 1998
                                               /s/ Lawrence A. Mendelsohn
                                          By: _________________________________
                                                   LAWRENCE A. MENDELSOHN
                                                         PRESIDENT

                                                    /s/ Chris Tassos
                                          By: _________________________________
                                                        CHRIS TASSOS
                                                EXECUTIVE VICE PRESIDENT AND
                                                  CHIEF FINANCIAL OFFICER