Form 10-Q
period 1998-09-30
WILSHIRE REAL ESTATE INVESTMENT TRUST INC
filed 1998-11-23
CIK 1048566

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended September 30, 1998

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                           Commission File No. 0-23911

                   WILSHIRE REAL ESTATE INVESTMENT TRUST INC.
             (Exact name of registrant as specified in its charter)


                  MARYLAND                            52-2081138
               --------------                     -----------------
           (State or other jurisdiction           (I.R.S. Employer
            of incorporation or organization)     Identification No.)

                             1776 SW MADISON STREET
                               PORTLAND, OR 97205
               (Address of principal executive offices) (Zip Code)


                                 (503) 223-5600
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes__ No_X_.

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           CLASS                                OUTSTANDING AT OCTOBER 31, 1998

   Common Stock, par value $0.0001 per share                 11,500,000

                   WILSHIRE REAL ESTATE INVESTMENT TRUST INC.

                                    FORM 10-Q

                                    I N D E X


                                                                        PAGE NO.
PART I--FINANCIAL INFORMATION

Item 1. Interim Financial Statements (Unaudited).............................3

        Consolidated Statement of Financial Condition........................3

        Consolidated Statements of Operations................................4

        Consolidated Statement of Changes in Stockholders' Equity............5

        Consolidated Statements of Cash Flows................................6

        Notes to Consolidated Financial Statements...........................8

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations...............................................19

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.........32


PART II--OTHER INFORMATION

Item 1.  Legal Proceedings..................................................33

Item 2.  Changes in Securities..............................................33

Item 3.  Defaults Upon Senior Securities....................................33

Item 4.  Submission of Matters to a Vote of Security Holders................33

Item 5.  Other Information..................................................33

Item 6.  Exhibits and Reports on Form 8-K...................................33

Signature    ...............................................................35

PART I FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

                   WILSHIRE REAL ESTATE INVESTMENT TRUST INC.
                  CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                               SEPTEMBER 30, 1998
                                   (Unaudited)
                             (DOLLARS IN THOUSANDS)





ASSETS

   Cash and cash equivalents                               $    3,970
   Securities available for sale, at fair value               299,598
   Loans, net                                                 615,080
   Discounted loans, net                                       10,364
   Investments in real estate, net                             80,935
   Due from affiliates, net                                       325
   Accrued interest receivable                                  4,809
   Other assets                                                 2,934
       Total assets                                        $1,018,015
                                                       ================


LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Short-term borrowings                                  $   475,351
   Securitized mortgage obligations                           372,318
   Other borrowings                                            60,804
   Accounts payable and accrued liabilities                     4,540
   Dividends payable                                            4,600
      Total liabilities                                       917,613


Commitments and Contingencies (see Note 16)

Stockholders' Equity:
   Preferred stock, $.0001 par value; 25,000,000
   shares authorized; no shares
     issued and outstanding                                         -
   Common Stock, $.0001 par value; 200,000,000
     shares authorized; 11,500,000 shares issued
     and outstanding                                                1
   Additional paid-in capital                                 166,980
   Net loss and distributions                                 (53,543)
     Accumulated other comprehensive loss                     (13,036)
         Total stockholders' equity                           100,402
         Total liabilities and stockholders equity        $ 1,018,015
                                                       ================


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   WILSHIRE REAL ESTATE INVESTMENT TRUST INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)



                                       Three Months Ended     Six Months Ended
                                       September 30, 1998     September 30, 1998

Net Interest Income:

   Loans and discounted loans             $    4,167              $   5,491
   Securities                                  7,152                 10,758
   Other investments                             326                    486
      Total interest income                   11,645                 16,735

   Interest expense                            6,012                  7,513
      Net interest income before
        provision for loan losses              5,633                  9,222
   Provision for loan losses                   3,000                  3,000
      Net interest income after
        provision for loan losses              2,633                  6,222

Real Estate Operations:
   Operating income                            2,011                  2,960
   Operating expense                            (129)                  (192)
     Real estate operations before
      interest and depreciation                1,882                  2,768

  Interest expense                             1,060                  1,408
  Depreciation                                   394                    569
     Total real estate operations                428                    791

Other Operating Income (Loss):
   Gain on sale of securities                    934                    934
   Market valuation adjustments              (49,520)               (49,520)
      Total other operating loss             (48,586)               (48,586)

Operating Expenses:
   Management fees paid to affiliate           1,340                  1,942
   Servicing fees paid to affiliate              204                    252
   Loan expenses paid to affiliate               193                    278
   Other                                       1,618                  1,793
       Total operating expenses                3,355                  4,265

NET LOSS                                 $   (48,880)           $   (45,838)

NET LOSS PER SHARE                       $     (4.25)           $     (4.03)

WEIGHTED AVERAGE SHARES OUTSTANDING       11,500,000              11,381,356



               The accompanying notes are an integral part of this
                       consolidated financial statement.


                   WILSHIRE REAL ESTATE INVESTMENT TRUST INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                   FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1998
                                   (Unaudited)
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                      ACCUMULATED
                                                     ADDITIONAL      NET LOSS            OTHER
                               COMMON STOCK           PAID-IN-         AND           COMPREHENSIVE
                            SHARES        AMOUNT      CAPITAL     DISTRIBUTIONS          LOSS            TOTAL

Balance at April 1,
1998                            --       $    --     $       2     $         --        $       --       $       2
Issuance of common
stock                   11,500,000             1       166,978               --                --         166,979
Comprehensive loss:
Net loss                        --            --            --          (45,838)               --         (45,838)
Other comprehensive
  loss:
Change in
  unrealized
  loss on
  securities
  available
  for sale                      --            --            --               --           (13,036)        (13,036)
Total comprehensive
  loss                          --            --            --               --                --         (58,874)
Dividends declared              --            --            --           (7,705)               --          (7,705)
Balance at
  September 30, 1998    11,500,000      $      1      $166,980     $      53,543         $(13,036)      $ 100,402



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   WILSHIRE REAL ESTATE INVESTMENT TRUST INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (dollars in thousands)

                                                             Three Months Ended       Six Months Ended
                                                             September 30, 1998      September 30, 1998
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                      $      (48,880)        $      (45,838)

 Adjustments to reconcile net loss to net cash
    provided by operating activities:
    Depreciation                                                          394                    569
    Amortization of premiums and discounts, net                           (52)                  (336)
    Provision for loan losses                                           3,000                  3,000
    Market valuation adjustments                                       49,520                 49,520
    Gain on sale of securities                                           (934)                  (934)
    Change in:
       Due from affiliate, net                                          2,713                   (325)
       Accrued interest receivable                                     (1,919)                (4,809)
       Other assets                                                      (771)                (2,934)
       Accounts payable and accrued liabilities                         1,738                  4,540
    Other, net                                                            400                    400

    Net cash provided by operating activities                           5,209                  2,853

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of securities available for sale                           (108,989)              (365,918)
 Repayments of securities available for sale                            3,215                  3,859
 Proceeds from sale of securities available for sale                   16,817                 16,817
 Purchase of loans                                                   (595,276)              (637,711)
 Purchase of discounted loans                                              --                (13,389)
 Principal payments received on loans and discounted loans              2,207                  6,338
 Investments in real estate                                            (4,910)               (81,256)
 Other                                                                     --                     28
    Net cash used in investing activities                            (686,936)            (1,071,232)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from short-term borrowings                                  272,695                508,230
 Repayments on short-term borrowings                                  (27,981)               (32,879)
 Proceeds from securitized mortgage obligations                       372,318                372,318
 Proceeds from other borrowings                                        15,629                 60,940
 Repayments on other borrowings                                           (47)                  (136)
 Dividend payments on common stock                                     (3,105)                (3,105)
 Proceeds from issuance of common stock                                    --                166,979
       Net cash provided by financing activities                      629,509              1,072,347

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                  (52,218)                 3,968
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                       56,188                      2

CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $        3,970           $      3,970


              The accompanying notes are an integral part of these
                       consolidated financial statements.


                   WILSHIRE REAL ESTATE INVESTMENT TRUST INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                   (Unaudited)
                             (DOLLARS IN THOUSANDS)

                                                             Three Months Ended       Six Months Ended
                                                             September 30, 1998      September 30, 1998
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION--
     Cash paid for interest                                    $       6,028            $      7,347

NONCASH FINANCING AND INVESTING ACTIVITIES--
  Common stock dividends declared but not paid                         4,600                   4,600
  Additions to investment in real estate acquired in
  settlement of loans                                                    --                      276



                                                                    (concluded)


              The accompanying notes are an integral part of these
                       consolidated financial statements

                   WILSHIRE REAL ESTATE INVESTMENT TRUST INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                   (DOLLARS IN THOUSANDS, EXCEPT WHERE NOTED)


NOTE 1 -- BASIS OF PRESENTATION

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

          The accompanying consolidated financial statements include the accounts of Wilshire Real Estate Investment Trust Inc. and its four wholly-owned subsidiaries, including Wilshire Real Estate Partnership L.P., ("WREP"), Wilshire Real Estate Partnership 1998-1 LLC, WREP Trust Series 1998-1, and WREP Islands Limited (collectively "WREIT" or the "Company"). Intercompany accounts have been eliminated in consolidation.

          In the opinion of management, all adjustments, other than the adjustments described below, generally are comprised of normal recurring accruals necessary for the fair presentation of the interim financial statements. Operating results for the abbreviated six months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the abbreviated year ending December 31, 1998.

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


NOTE 2 - ORGANIZATION AND RELATIONSHIPS

          WREIT was incorporated in the State of Maryland on October 24, 1997. The Company was initially formed with a capital investment of $2.0. Prior to April 6, 1998, the Company had substantially no operating activity. On April 6, 1998, the Company was capitalized with the sale of 11,500,000 shares of common stock, par value $.0001 per share, at a price of $16.00 per share (the "Offering"). Total net proceeds of the Offering after underwriting and offering expenses were $166,979.

     The Company has entered into a management agreement with Wilshire Real Estate Service Corporation ("WRSC"), a wholly owned subsidiary of Wilshire Financial Services Group Inc. ("WFSG"), under which WRSC advises the Company on various facets of its business and manages its day-to-day operations, subject to the supervision of the Company's Board of Directors. WFSG currently owns 990,000 shares, or 8.6%, of the Company's outstanding common stock and has options to purchase an additional 1,135,000 shares (25% of which vest each year over the next four years) at an exercise price of $16.00 per share. For its services, WRSC receives a base management fee of 1% per annum of the first $1.0 billion of average invested assets, as defined in the related agreement, 0.75% of the next $500 million of average invested assets and 0.50% of average invested assets above $1.5 billion, payable quarterly. In addition, WRSC receives incentive compensation in an amount generally equal to 25% of the dollar amount by which funds from operations ("FFO"), as adjusted, exceeds an amount equal to the product of the weighted average of the price per share at the offering and the general ten-year Treasury rate plus 5% per annum multiplied by the weighted average number of shares of common stock outstanding during such period. Finally, WRSC is entitled to receive reimbursements of all due diligence costs and reasonable out-of-pocket expenses. Through September 30, 1998, such fees payable to WFSG aggregated $1,942.

          As further discussed in the Form 10-Q of WFSG for the quarterly period ended September 30, 1998, the recent dramatic events in financial markets, which include a significant reduction in valuations of, and liquidity for, mortgage-backed securities, has had a significant adverse impact on WFSG's liquidity and financial condition. As a result, management entered into discussions with an unofficial committee of holders of WFSG's outstanding publicly issued notes and its financial advisors, Houlihan Lokey Howard & Zukin, concerning a restructuring of its obligations under the notes. Following extensive discussions, WFSG and the unofficial committee of noteholders, representing a majority of noteholders, agreed on November 23, 1998 to a restructuring of WFSG whereby (i) the noteholders would exchange their notes for common stock in WFSG, (ii) existing holders of common stock of WFSG would receive warrants in exchange for their holdings or highly diluted new common stock in exchange for their holdings, and (iii) pending consummation of the restructure, the noteholders would forbear from declaring certain defaults which resulted from the net losses incurred by WFSG during this period and from other actions taken by WFSG during this period to meet collateral calls. WFSG believes that this restructuring will significantly improve WFSG's financial position by reducing indebtedness, the interest cost associated therewith, and significantly improve its debt to equity ratio. This restructuring is subject to a number of conditions, including no material adverse change and negotiation of definitive documents, and WFSG currently expects that this restructuring will be completed by the end of the first quarter of 1999. Other creditors, including trade creditors and secured creditors, are not expected to be affected by this restructuring. It is uncertain at this time what effect, if any, these events could have on WRSC's ability to perform its duties as manager of WREIT. If WRSC cannot continue to perform its duties as manager of WREIT, it is anticipated WREIT would terminate its contract with WRSC and become internally managed.


NOTE 3 - GENERAL MARKET CONDITIONS

          Beginning in August 1998, and more significantly, since mid October 1998, the global financial marketplace has experienced overwhelming changes and volatility. The market for mortgages and mortgage-backed securities and, in particular, subordinate credit related tranches of these securities has experienced dramatically widening spreads. Liquidity problems affecting certain Wall Street firms, hedge funds and other financial instruments investors have exacerbated this market phenomenon through forced liquidation of their assets. This has led to an increased need for liquidity at the Company both to meet collateral calls and as a preemptive measure to protect against future mortgage-backed securities spread distortions that the Company expects may be experienced by the markets in general.

          As a result, the Company, subsequent to September 30, 1998, sold approximately $525.2 million of its loans and mortgage-backed securities in order to meet collateral calls, primarily by certain affiliates of Salomon Smith Barney Inc., and reduce outstanding debt. The sales of these assets are not reflected in the balance sheet except that the basis of the assets sold has been reduced equal to the market valuation adjustments (see Note 4). These sales have been reported on Current Report Form 8-K filed subsequent to September 30, 1998 and discussed further on Note 4 below. In addition, on November 16, 1998, the Company sold a mezzanine loan secured by a partnership interest in commercial real estate for $61.6 million in proceeds. The Company has reduced the recorded carrying amount as of September 30, 1998 of these assets on the financial statements to match the amounts realized upon subsequent disposition. Accordingly, the Company reflected their write-downs as "market valuation adjustments" (see Note 4) in determining net loss for the three months ended September 30, 1998. Had the Company not been forced to sell these assets, but rather held these assets until market conditions stabilized, management believes the Company's losses would have been far less severe.

          As a result of difficult conditions in the financial markets, in particular the market for mortgage-backed securities, and in order to enhance its ability to meet the obligations under its indebtedness, the

Company has decided that, for the foreseeable future, it will limit acquisitions or funding of additional investments (other than existing commitments), and it will work to accelerate the stabilization of its existing assets and increase its overall liquidity position. As a result, the Company has currently reduced activity in each of its business lines, which include the acquisition of subordinate interests in residential mortgage-backed securities, underperforming real estate and commercial real estate loans.


NOTE 4 - MARKET VALUATION ADJUSTMENTS

          As noted above, subsequent to September 30, 1998, the Company sold a significant amount of its loans and mortgage-backed securities to meet collateral calls and increase liquidity. The declines in values on the assets included in these sales have been recognized as market valuation adjustments as of September 30, 1998 and recognized in determining net loss for the three months then ended. In addition, the Company has also evaluated the impact of the current market conditions on the remainder of its mortgage-backed and other securities portfolio and reflected in market valuation adjustments any impairments which have been deemed to be other than temporary. The evaluation of other than temporary impairment considers the magnitude and trend in the decline of the market value of securities, and the Company's ability to collect all amounts due according to the contractual terms. If current market conditions continue to negatively impact the value of these assets, additional other than temporary impairments may be realized in the future.

          Subsequent to September 30, 1998, primarily as a result of collateral calls by certain affiliates of Salomon Smith Barney Inc., the Company sold loans for proceeds of $471.0 million and mortgage-backed securities for proceeds of $116.2 million. As a result of these sales, short-term borrowings were reduced by $202.5 million and the securitized mortgage obligations of $372.3 million was eliminated. These assets, and the related short-term financing, are reflected in the Company's consolidated statement of financial condition as of September 30, 1998 net of the applicable market valuation adjustments. The effect of these sales on the consolidated statements of financial condition as of September 30, 1998 would be to reduce total assets from approximately $1.0 billion to $443.3 million. Loans would be reduced from $615.1 million to $144.1 million and mortgage-backed securities would be reduced from $292.6 million to $176.4 million. Short-term borrowings would be reduced from $475.4 million to $272.9 million and the securitized mortgage obligation of $372.3 million would be eliminated.

          Total market valuation adjustments recorded in earnings for the three and six months ended September 30, 1998 was $49.5 million. Of this amount, $16.1 million relates to the sales of $116.2 million of mortgage-backed securities and $16.5 million relates to the sales of $470.6 million of loans. Additionally, $16.9 million relates to market valuation adjustments for other than temporary impairment of other mortgage-backed securities and other securities (primarily WFSG 13% Series B Notes) not sold.

          Based on the use of the current data in the valuation of its assets, the Company's management believes it is proper to reflect the decline of these assets as an adjustment to the Company's earnings for the three months ended September 30, 1998. The following table sets forth information regarding the total amount of losses from market value adjustments:


                                                For the Six Months Ended September 30, 1998
                                                                  Assets         Total
                                                  Retained     Subsequently      Market
                                                   Assets         Sold          Adjustment

Loan portfolio                                  $      --      $    16,499     $  16,499
Mortgage-backed securities available for sale       9,646           16,096        25,742
Other securities available for sale                 7,279               --         7,279
  Total                                         $  16,925      $    32,595     $  49,520
                                                ============================================

          Management cannot readily predict the impact of continued adverse market conditions on asset sales, temporary impairment of assets, and the impact of such potential events on the profits and capital of the Company.



NOTE 5 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

          For purposes of reporting financial condition and cash flows, cash and cash equivalents include cash and due from banks, federal funds sold and securities with original maturities less than 90 days.

SECURITIES AVAILABLE FOR SALE

          Certain mortgage-backed securities and mortgage-related securities are designated as assets available for sale because the Company does not intend to hold them to maturity. Securities available for sale are carried at fair value with the net unrealized gains or losses reported as a separate component in the statement of changes in stockholders' equity. Other than temporary declines in the carrying value of securities, if any, are charged to earnings and the basis of each security is adjusted, accordingly. At disposition, the realized net gain or loss is included in earnings on a specific identification basis. The amortization of premiums and accretion of discounts are computed using the interest method after considering actual and estimated prepayment rates, if applicable. Actual prepayment experience is periodically reviewed and effective yields are recalculated when differences arise between prepayments originally anticipated and amounts actually received plus anticipated future prepayments.

LOANS, DISCOUNTED LOANS AND ALLOWANCE FOR LOAN LOSSES

          The Company acquires performing loan portfolios for prices generally at par or at a premium or modest discount to principal face amount (i.e., unpaid principal balance plus accrued interest) and re-performing and sub-performing loan portfolios for prices generally at or below their principal amount. Non-performing loans are generally acquired at deep discounts to principal face and are classified as discounted loans in the consolidated statement of financial condition. Purchased sub-performing and non-performing loans are generally classified as discounted loans in the consolidated statement of financial condition. Loans other than discounted loans are classified as loans.

          Discounted loans are presented in the consolidated statement of financial condition net of unamortized discounts and allowance for loan losses established for those loans. Unamortized discounts represent the portion of the difference between the purchase price and the principal face amount on specific loans that is available for accretion to interest income. The allowance for loan losses includes valuation allowances for estimated losses against the principal face amount that are established at acquisition and for subsequent valuation adjustments that are provided for through current period earnings and are based on discounted future cash flows or the fair value of the underlying real estate collateral for collateral dependent loans. If total cash received on a pool of loans exceeds original estimates, excess specific valuation allowances are recorded as additional discount accretion on the cost-recovery method. The allocated specific valuation allowances are included in the allowance for loan losses. Where appropriate, discounts are accreted into interest income on a cash basis.

          Loans, other than discounted loans, are presented in the consolidated statement of financial condition in substantially the same manner as discounted loans. Interest income is recognized on an accrual basis. Deferred fees and costs and premiums were applicable, are recognized in interest income over the life of the loan using a method that approximates the interest method.

          The Company evaluates loans for impairment. Commercial and multi-family real estate loans are considered to be impaired, for financial reporting purposes, when it is probable that the Company will be unable to collect all principal or interest due, according to the contractual terms of the loan agreement.

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

INVESTMENTS IN REAL ESTATE

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

INCOME TAXES

          The Company's long-term intention is to qualify as a Real Estate Investment Trust ("REIT") under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. However, to qualify as a REIT, the Company must first make an affirmative election to be taxed as a REIT. As the election is not made until the time the Company files its federal income tax return, the Company has not yet made the election to be taxed as a REIT. Recent economic conditions, and other factors, have caused the Company's management to carefully evaluate the Company's current tax status. The Company and its shareholders may derive a greater benefit by deferring a REIT election until a subsequent taxable year should the Company's results from operations for the year ending December 31, 1998 reflect a significant net loss. A decision by the Company to not make a REIT election requires a two-thirds vote by stockholders.

          If the Company were to make an election to be taxed as a REIT, it will generally not be subject to federal income taxation on that portion of its income that qualifies as REIT taxable income to the extent that it distributes at least 95 percent of its taxable income to shareholders and complies with certain other requirements. Accordingly, no provision has been made for federal income taxes for the Company and its subsidiaries in the accompanying consolidated financial statements.

         The accompanying consolidated financial statements have been prepared under the assumption the company will qualify and will elect to be taxed as a reit. Accordingly, no provision for income taxes has been reflected in these consolidated financial statements.

          If the Company were not to make the election to be taxed as a REIT for its current taxable year, its provision for federal and state taxes, as of September 30, 1998, would be $2,855. However, based upon loss events described in Note 4, the Company believes that it will not need nor have any income tax provision for the year ending December 31, 1998 even if it elects not to be taxed as a REIT.

NET LOSS PER SHARE

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

          During the three months and six months ended September 30, 1998, however, the Company experienced a net loss, which resulted in common stock equivalents having an anti-dilutive effect on earnings per share. Weighted average shares outstanding is therefore equivalent for basic and diluted net loss per share.

NOTE 6 -- RECENTLY ISSUED ACCOUNTING STANDARDS

          The FASB recently issued SFAS No. 129, "Disclosure of Information about Capital Structure", and SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information". SFAS No. 129 applies to all entities that issue any securities other than ordinary common stock and continues the existing requirements to disclose the pertinent rights and privileges of all securities. SFAS No. 131 establishes standards for the way that public entities report information about operating segments in annual financial statements and requires that those entities report selected information about operating segments in interim financial reports issued to shareholders. SFAS Nos. 129 and 131 are effective for fiscal years beginning after December 15, 1997 and were adopted by the Company. The adoption of SFAS Nos. 129 or 131 did not have any effect on the financial position or results of operations of the Company.

          In 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income", which requires companies to report all changes in equity during a period, except those relating to investment by owners and distributions to owners, in a financial statement for the period in which they are recognized. The Company has chosen to disclose comprehensive loss for the three months and six months ended September 30, 1998, which encompasses net income and unrealized losses on available for sale securities, with no tax effect, on the face of the accompanying consolidated statement of changes in stockholders' equity.

          In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the consolidated statement of financial condition as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gain or loss to be offset with the related results on the hedged item in the consolidated statement of operations, and requires that a company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. Management expects that the Company will adopt SFAS No. 133 on January 1, 2000. Management has not yet quantified the impact of adopting SFAS No. 133 on its financial statements and has not determined the method of its adoption of SFAS No. 133. However, the Statement could increase volatility in earnings and other comprehensive income.

          In October 1998, the FASB issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise", an amendment of FASB Statement No. 65. This Statement is effective for the first fiscal quarter beginning after December 15, 1998. This Statement standardizes how mortgage banking firms account for certain securities and other interests they retain after securitizing mortgage loans that were held for sale. Adoption of this pronouncement is not expected to have a material impact on the Company's consolidated financial statements.


NOTE 7 - SECURITIES AVAILABLE FOR SALE

          The Company marks its securities portfolio to fair value at the end of each month based upon broker/dealer marks, subject to an internal review process. For those securities that do not have an available market quotation, the Company requests market values and underlying assumptions from the various broker/dealers that underwrote, are currently financing the securities, or have had prior experience with the securities. Because the Company's subordinate securities may not be readily marketable, as trading activity may be infrequent, the market value is typically available from only a small group of broker/dealers, and in many cases only one broker/dealer. As of each reporting period, the Company evaluates whether and to what extent any unrealized loss is to be recognized in earnings as other than temporary.

          During the week of October 12, 1998, as a result of collateral calls caused by circumstances described in Note 3, the Company sold approximately $116.2 million of mortgage-backed securities. Based on the use of the current data in the valuation of its assets, the Company's recorded a loss of $16.1 million as market valuation adjustment in earnings for the three months ended September 30, 1998 to reflect the decline in the value of these assets. The Company also has provided for an additional market valuation adjustment of $16,925 for securities not subsequently sold based on a variety of factors.

         At September 30, 1998, securities available for sale were valued as follows:

                                Amortized Cost    Gross Unrealized         Gross        Fair Value
                                    (1)               Gains             Unrealized
                                                                           Losses

Mortgage-backed securities     $   298,634       $    1,540         $     (7,576)       $  292,598
Other securities                    14,000               --               (7,000)            7,000
                               $   312,634       $    1,540         $    (14,576)       $  299,598
                               ===========       ==========         =============       ==========


             (1) The amortized cost of the investment securities reflects the market valuation adjustments discussed in Note 4 above.

          Subsequent to September 30, 1998, management believes that the market values for mortgage-backed securities held have continued to decline. See Note 15 for further discussion.

          Other securities available for sale consists of $20 million (face value) of 13% WFSG Series B Notes due in 2004 at a carrying value of $7 million, net of realized and unrealized losses. As described above, WFSG and the unofficial committee of noteholders, representing a majority of the noteholders, agreed on November 23, 1998 to a restructuring of WFSG whereby the noteholders (including holders of WFSG's 13% Series B Notes) would exchange their notes for common stock in WFSG. The Company is also a party to such agreement.

          The Company expects to receive payments on securities over periods that are considerably shorter than the contractual maturities of the securities, which range from 6 to 30 years due to principal amortization and prepayments.

          At September 30, 1998, securities available for sale with an amortized cost of $312.6 million and fair values of approximately $299.6 million were pledged to secure short-term borrowings and lines of credit (see Note 10). After the sales of securities described in Note 3 and 4 above, securities had an amortized cost of $196.4 million and fair values of approximately $183.4 million.

          Gains from the sale of securities available for sale were $934 during the three months ended September 30, 1998. The declines in values of securities sold subsequent to September 30, 1998 are included in market valuation adjustments (see Note 4).


NOTE 8 - LOANS AND DISCOUNTED LOANS

          The Company's loans are comprised of loans and discounted loans. Following is a summary of each loan category by type:


                                                           Loans             Discounted
                                                                               Loans
Unpaid principal balance of real estate loans:

  One to four units                                    $  381,273         $        46

  Over four units                                          25,086               3,270

  Commercial                                              149,817              14,332
  Land                                                        196               3,165
     Total loans secured by real estate                   556,372              20,813

  Other (1)                                                40,000                 --
  Premium on purchased loans (2)                           42,722                 --

  Less:
    Market valuation adjustments                           16,499                 --
    Allowance for loan losses                               4,499               5,916
    Discount on purchased loans and deferred fees           3,016               4,533
                                                       $  615,080       $      10,364
                                                       ==========       =============


     Includes $40,000 of securities under agreement to repurchase. On October 1, 1998, the counterparty filed a petition for reorganization under Chapter 11 in the United States Bankruptcy Court for the District of Oregon. On November 20, 1998, the counterparty and the Company reached a tentative agreement in which the repurchase agreement will be converted into a loan. This agreement is expected to be approved by the Court on December 7, 1998. The Company anticipates to be paid all amounts to which it is entitled. At September 30, 1998 these assets were pledged to secure repurchase borrowings included in short-term borrowings (see Note 10).

     Premium associated with the acquisition of a pool of one to four unit real estate loans from Salomon Smith Barney Inc.

          As of September 30, 1998, the unpaid principal balances of loans with adjustable rates of interest were $474.2 million and loans with fixed rates of interest were $103.0 million. Adjustable-rate loans are generally indexed to U.S. Treasury Bills, the FHLB's Eleventh District Cost of Funds Index, LIBOR or Prime and are subject to limitations on the timing and extent of adjustment. Most loans adjust within six months of changes in the index. After the sales of certain loans described in Note 3 above, however, the unpaid principal balance of loans with adjustable and fixed rates of interest was reduced to $121.6 million and $8.7 million, respectively.

          At September 30, 1998, loans with an unpaid principal balance of approximately $183.0 million and $380.9 million were pledged to secure credit line borrowings included in short-term borrowings and securitized mortgage obligations, respectively (see Notes 10 & 11). Additionally, other loans of $82.7 million ($76.7 million net of market valuation adjustments) were pledged to secure repurchase agreements (see Note 10). Certain financing lines were reduced as a result of the sales of certain loans described in Note 3 above, and as a result, loans with an unpaid principal balance of $117.0 remain pledged to secure credit line borrowings included in short-term borrowings, the securitized mortgage obligation was eliminated and other loans of $40.0 million remain pledged to secure repurchase agreements.

          During the three and six months ended September 30, 1998, the Company recorded a provision for loan losses of $3,000, in light of the difficult economic conditions discussed in Note 3 above. Activity in the allowance for loan losses is summarized as follows:


                                                       Three Months Ended      Six Months Ended
                                                       September 30, 1998     September 30, 1998

Balance, beginning of period                             $     7,215          $         --
  Allocation of purchased loan discounts:
   At acquisition                                                200                 7,415
   At disposition                                                 --                    --
   Provision for loan losses                                   3,000                 3,000
Balance, end of period                                   $    10,415          $     10,415
                                                         ===========          ============


NOTE 9 -- INVESTMENTS IN REAL ESTATE

          At September 30, 1998, the Company's investments in real estate were comprised of the following:


Commercial and Multi-family Real Estate:
  Land                                        $    23,157
  Building and improvements                        57,646
  Less: Accumulated depreciation                     (569)
                                                   80,234
     Other real estate owned, net                     701
                                              $    80,935
                                              ============


          Approximately $56.6 million or 70.5 % of the investments in commercial and multi-family real estate were located in the United States and the remainder of commercial or multi-family properties were located in the United Kingdom.

          Investments in real estate are recorded at cost less accumulated depreciation (which, in the opinion of management, is less than the net realizable value of the properties). The Company reviews its investments in real estate for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets as follows:



    Buildings and improvements                                  35 years
    Tenant improvements                                   Lesser of lease term
                                                             or useful life

    Furniture, fixtures and equipment                            7 years


          Expenditures for repairs and maintenance are charged to operations as incurred. Significant renovations are capitalized and amortized over their expected useful lives. Fees and costs incurred in the successful negotiation of leases are deferred and amortized on a straight-line basis over the terms of the respective leases. Rental revenue is reported on a straight-line basis over the terms of the respective leases.


NOTE 10 -- SHORT-TERM BORROWINGS

          Short-term borrowings at September 30, 1998 include repurchase agreements and line of credit borrowings. Proceeds from the various credit facilities are used primarily for the acquisition of mortgage-backed securities and loan pools. Following is information about short-term borrowings:

                                                  Repurchase         Line of Credit
                                                  Agreements

Average balance during the period               $                    $
                                                     159,773             57,930
Highest amount outstanding during the period    $    254,406         $  220,944
Average interest rate-during the period                 6.94%              6.64%
Average interest rate-end of period                     6.48%              7.42%

Carrying value of pledged assets                $    292,598         $  259,562

          As of September 30, 1998, the Company had committed lines of credit, including repurchase agreements, totaling $475.4 million and as a result of the sales described in Note 3, short-term borrowings have been reduced by $202.5 million to $272.9 million.

          In addition to payment and, in the case of the Company's secured indebtedness, collateralization requirements, the Company is subject to various other covenants in the agreements evidencing its indebtedness, including the maintenance of specified amounts of equity. At September 30, 1998, the Company was in compliance with all obligations under the agreements evidencing its indebtedness and the Company's equity, as defined in the applicable agreements.


NOTE 11 - SECURITIZED MORTGAGE OBLIGATIONS

          On September 29, 1998, the Company purchased a pool of one to four family mortgage loans. The purchase was financed by securitizing these loans through its wholly owned subsidiary, Wilshire REIT Trust Series 1998-1. The securitization was accounted for as a financing based on a call option included in the equity certificates retained by the Company. The $372.3 million of investment-grade, publicly offered securities were tranched into four classes and were underwritten by Salomon Smith Barney Inc. These bonds carry a variable rate of interest and mature in October 2028.

          The Company's liability for these bonds was transferred to Salomon Smith Barney Inc. on October 14, 1998 when the Company sold the equity certificates in the securitization. See Note 3.


NOTE 12 - OTHER BORROWINGS

          At September 30, 1998, the Company had $60,804 of other borrowings. The loans had a weighted average interest rate of 8.5%. At September 30, 1998, investments in real estate with a carrying amount of $80.9 million were pledged as collateral against these loans. Maturities of these borrowings range from 1999 to 2008. Included in other borrowings is $15.6 million of mortgage borrowings payable to WFMC 1997-1 as discussed in Note 14, below.


NOTE 13 - DIVIDENDS PAYABLE

         On October 26, 1998, the Company revised the expected payment date of a $0.40 cash dividend payable on October 27, 1998 to shareholders of record on September 30, 1998 to January 27, 1999. The Company will pay interest, at the rate of 4% per annum, on the amount due calculated from the previously announced payment date through the date of the actual payment.


NOTE 14 - RELATED PARTY TRANSACTIONS

          Included in "Due from Affiliates, net" is approximately $17.7 million due from WFSG and its subsidiaries and approximately $17.4 million due to Wilshire Credit Corporation ("WCC") and its affiliated companies. Excluding normal monthly servicing-related remittances due from WCC, balances outstanding bear interest at 13% per annum and are payable with thirty days notice. Included in "Other Borrowings" is approximately $15.6 million of first mortgages due to WMFC 1997-1 Inc., a wholly owned subsidiary of WFSG secured by real estate. These mortgages, which have loan-to-value ratios up to 85%, are due on October 1, 2008, bear interest at 10% per annum and are collateralized by real estate.

          During the six months ended September 30, 1998, the Company purchased from WFSG, or wholly owned subsidiaries of WFSG, assets totaling approximately $198.8 million. The purchases were arms length transactions for which prices approximated market value determined with either dealer marks, third party appraisals or broker price opinions. The majority of the assets purchased from WFSG were in connection with the Company's initial public offering. The total assets purchased from WFSG consisted of $47.4 million of loans, $127.2 million of mortgage-backed securities and $24.2 million of investment in real estate.


NOTE 15 - SUBSEQUENT EVENTS

          In addition to certain subsequent sales of assets and repayments of outstanding debt (as described in Note 3 - "General Market Conditions" and Note 4 - "Market Valuation Adjustments"), management has determined since September 30, 1998, and specifically, since mid-October, the market for mortgage-backed securities and, in particular, subordinate credit related tranches of these securities continued to experience widening spreads as described in Note 3, above. A substantial portion of these losses are reflected in the September 30, 1998 financial statements as a result of market valuation adjustments taking into account such market value declines. There can be no assurance that this trend will stabilize and the Company may experience further losses in the fourth quarter unless market conditions improve. Management believes that current spreads do not reflect the true value of these securities from a cash flow perspective and reflect market distortions due to limited liquidity and the risk adverse posture of market participants. Accordingly, management believes these declines in market value are temporary.

          As of October 31, 1998, management's estimate of these additional declines in market value would have increased the Company's net unrealized loss on mortgage-backed securities available for sale from $6.0 million to $10.7 million.


NOTE 16 - COMMITMENTS, CONTINGENCIES & OFF-BALANCE SHEET RISK

          The Company has an outstanding option granted by WFSG to acquire all or a portion of WFSG's interest in an acquisition currently under negotiation. The targeted company is a wholly owned subsidiary of a European insurance company, which holds a portfolio of loans and other financial instruments. If the transaction were to be consummated, WFSG expects to finance approximately 80% of the purchase price with unrelated third parties. The Company has granted WREIT an option to purchase all or a portion of the Company's interest in such assets. As of the date this Form 10-Q was required to be filed with the Securities and Exchange Commission, it was uncertain whether this transaction would ultimately be consummated.

          In hedging the interest rate and/or exchange rate exposure of a foreign currency denominated asset or liability, the Company may enter into hedge transactions to counter movements in the different currencies as well as interest rates in those currencies. These hedges may be in the form of currency and interest rate swaps, options, and forwards, or combinations thereof.

          At September 30, 1998, the Company has a swap contract in connection with its investment in a commercial mortgage loan secured by real property in the United Kingdom ("UK"). The swap contract is intended to hedge the interest rate basis and currency exposure between UK Libor (the lending rate) and US Libor (the borrowing rate) payments, as well as the principal (notional) amount of the loan which, as of September 30, 1998, was $49.7 million. Under the terms of the agreement, the Company will settle in U.S. dollars.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS OF THE COMPANY AND NOTES THERETO.


GENERAL

          Wilshire Real Estate Investment Trust Inc. and Subsidiaries (the "Company") is a Maryland corporation that was formed in October 1997. In April 1998, the Company consummated its initial public offering (the "Offering") of 11,500,000 shares of common stock with net proceeds to the Company of approximately $167.0 million.

          In April 1998, the Company, using the net proceeds from the Offering, purchased, primarily from WFSG and other affiliates, $18.1 million of domestic and international loans, $95.0 million of mortgage-backed securities and $11.7 million of real estate. Subsequently during the second and third quarters of 1998, the Company has increased its assets to $1,018.0 million at September 30, 1998, including, $299.6 million of securities, $80.9 million of real estate, $615.1 million of loans and $10.4 million of discounted loans.

          After the sales of assets described in "General Market Conditions" section below, the Company's assets decreased from $1.0 billion at September 30, 1998 to approximately $443.3 million. These sales reduced loans from $615.1 million to $144.1 million and mortgage-backed securities from $292.6 million to $176.4 million. Short-term borrowings would be reduced from $475.4 million to $272.9 million and the securitized mortgage obligation of $372.3 million would be eliminated.

          The following discussion of the Company's results of operations, changes in financial condition, and capital resources and liquidity should be read in conjunction with the Interim Consolidated Financial Statements and related Notes included in Item 1 herein.


GENERAL MARKET CONDITIONS

          Beginning in August 1998, and more significantly since October 12, 1998, and continuing to the present, the Company was adversely affected by various market factors. These factors, which are discussed further below, resulted in a dramatic reduction in market valuations for certain of the Company's mortgage-backed securities and other assets, as well as a reduction in the availability of borrowings for those assets and certain of the Company's loans.

          Turmoil in the Russian financial markets, following a prolonged period of uncertainty in Asian financial markets, caused investors to reassess their risk tolerance. This resulted in a dramatic movement of liquidity toward lower risk assets (e.g., U.S. Treasury instruments) and away from higher risk assets, including most non-investment grade assets and commercial and other mortgage and asset-backed securities.

          This movement toward higher quality investments extinguished most available liquidity to non-investment grade assets. Without available funding sources, many investors in these assets, including several well-known hedge funds, were forced to liquidate holdings at reduced prices. With greater sales pressure and supply outpacing demand, prices continued to fall as more lenders made collateral calls, demanding additional collateral for their loan positions. Many companies were rapidly depleting available cash reserves.

         These conditions continued to worsen throughout September and into early October. On October 12, 1998, a well-known hedge fund was liquidated. This event triggered significant further collateral calls, forcing additional companies to sell assets to cover borrower equity calls, and continuing the downward spiral in prices. On October 15, 1998 the Federal Reserve lowered interest rates largely in response to this liquidity crisis.

          During October and continuing into the month of November 1998, the Company sold a significant amount of assets in response to the above conditions to meet collateral calls by lenders, primarily from certain affiliates of Salomon Smith Barney Inc, and to increase liquidity. The downward pressure on prices and the Company's need to sell assets to meet these collateral calls resulted in the Company disposing of certain assets. Beginning during the week of October 12, 1998, primarily as a result of collateral calls from certain affiliates of Salomon Smith Barney Inc., the Company sold a pool of performing loans for proceeds of $409.0 million and mortgage-backed securities for proceeds of $93.1 million, and on which $12.5 million and $12.5 million, respectively, was reflected in market valuation adjustments and charged to earnings in the quarter ended September 30, 1998. Had the Company not been forced to sell these assets, but rather held these assets until market conditions stabilized, management believes the Company's net loss would have been far less severe.

          Also during the week of October 12, 1998, the Company sold additional assets consisting of subordinate mortgage-backed securities for proceeds of $41.3 million and on November 16, 1998 the Company sold a mezzanine loan secured by a partnership interest in commercial real estate for proceeds of $61.6 million. The Company reduced the recorded carrying amount of the these assets sold on the financial statements as of September 30, 1998 to the amounts realized upon disposition and, accordingly, reflected a write-down as market valuation adjustments of $3.6 million and $4.0 million, respectively, related to the declines in values of these assets in determining net loss during the three and six months ended September 30, 1998.

          Total market valuation adjustments recorded in earnings for the three and six months ended September 30, 1998 were $49.5 million. Of this amount, $16.1 million relates to the sales of mortgage-backed securities and $16.5 million relates to the sales of loans described in Note 3 above. Additionally, $16.9 million relates to market valuation adjustments for other than temporary impairment of other investment securities not sold. The following table sets forth information regarding the total amount of loss recognized in earnings from market value adjustments:


                                                     For the Three and Six Months Ended September 30, 1998
                                                                        Assets           Total
                                                        Retained       Subsequently     Market
                                                         Assets          Sold          Adjustment
                                                                    (DOLLARS IN THOUSANDS)

Loan portfolio                                      $      --        $   16,499      $  16,499
Mortgage-backed securities available for sale            9,646           16,096         25,742
Other securities available for sale                      7,279              --           7,279
   Total                                            $   16,925       $   32,595      $  49,520
                                                    ===========================================


          A continuation of the aforementioned market factors has led to further declines in market values of mortgage-backed securities. As of October 31, 1998, management's estimates of these additional declines in market value would have increased the Company's net unrealized loss on available for sale mortgage-backed securities from $6.0 million to $10.7 million. Management believes that current spreads do not reflect the true value of these securities from a cash flow perspective and reflect market distortions due to limited liquidity and the risk adverse posture of market participants. While there have been indications that the severity of the decline in market values of mortgage-backed securities generally may be subsiding, there can be no assurance that this trend will not continue and the Company may experience further losses in the fourth quarter unless market conditions improve.

         On October 26, 1998, the Company revised the expected payment date of a $0.40 cash dividend payable on October 27, 1998 to shareholders of record on September 30, 1998 to January 27, 1999. The Company will pay interest, at the rate of 4% per annum, on the amount due calculated from the previously announced payment date through the date of the actual payment. The recent dramatic events in financial markets, which include a significant reduction in valuations of, and liquidity for, mortgage-backed securities has had a significant adverse impact on WFSG's, the parent company of WRSC (the Company's manager), liquidity and financial condition. As a result, WFSG's management entered into discussions with an unofficial committee of holders of WFSG's outstanding publicly issued notes and its financial advisors, Houlihan Lokey Howard & Zukin, concerning a restructuring of its obligations under the notes. Following extensive discussions, WFSG and the unofficial committee of noteholders, representing a majority of noteholders, agreed on November 23, 1998 to a restructuring of WFSG whereby (i) the noteholders would exchange their notes for common stock in WFSG,
(ii) existing holders of common stock of WFSG would receive warrants in exchange for their holdings or highly diluted new common stock in exchange for their holdings, and (iii) pending consummation of the restructure, the noteholders would forbear from declaring certain defaults which resulted from the net losses incurred by WFSG during this period and from other actions taken by WFSG during this period to meet collateral calls. WFSG believes that this restructuring will significantly improve WFSG's financial position by reducing indebtedness, the interest cost associated therewith, and significantly improve its debt to equity ratio. This restructuring is subject to a number of conditions, including no material adverse change and negotiation of definitive documents, and WFSG currently expects that this restructuring will be completed by the end of the first quarter of 1999. Other creditors, including trade creditors and secured creditors, are not expected to be affected by this restructuring. It is uncertain at this time what effect, if any, these events could have on WRSC's ability to perform its duties as manager of WREIT. If WRSC cannot continue to perform its duties as manager of WREIT, it is anticipated WREIT would terminate its contract with WRSC and become internally managed.


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

          The Company computes FFO in accordance with the definition recommended by National Association of Real Estate Investment Trusts ("NAREIT"). For the three and six months ended September 30, 1998, the Company's FFO was $0.1 million or $0.01 per weighted average common share and $3.3 million or $0.29 per weighted average common share, respectively. The following table provides the calculation of the Company's FFO:

                                    For The Three           For The Six
                                     Months Ended            Months Ended
                                   September 30, 1998      September 30, 1998
                                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

Net loss                           $    (48,880)          $   (45,838)
Real estate related depreciation            394                   569
Gain on sales of securities                (934)                 (934)
Market valuation adjustments (1)         49,520                49,520




   FFO                             $        100           $     3,317
                                   ============           ===========

   FFO per common share            $       0.01           $      0.29


          For the three and six months ended September 30, 1998, the Company provided $3.0 million for the allowance for loan losses, which is included in net interest income. Without this provision, FFO for the six months ended September 30, 1998 would have been $6.3 million or $0.56 per share.

      (1) Management understands that NAREIT's intent in the creation of FFO was to produce a measure of operating performance that is recurring in nature. Accordingly, NAREIT believes that items classified by GAAP as extraordinary or unusual, along with significant non-recurring events that materially distort the comparative measurement of company performance over time, are not meant to be reductions or increases in FFO, and should be disregarded in its calculation. Accordingly, the market valuation adjustments have been excluded from the net loss in arriving at FFO. A detail of the nature of the market valuation adjustment is discussed in the "Market Valuation Adjustments" section of this document.


INCOME TAX STATUS

          The Company's long-term intention is to qualify as a Real Estate Investment Trust ("REIT") under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. However, to qualify as a REIT, the Company must first make an affirmative election to be taxed as a REIT. As the election is not made until the time the Company files its federal income tax return, the Company has not yet made the election to be taxed as a REIT. Recent economic conditions, and other factors, have caused the Company's management to carefully evaluate the Company's current tax status. The Company and its shareholders may derive a greater benefit by deferring a REIT election until a subsequent taxable year should the Company's results from operations for the year ending December 31, 1998 reflect a significant net loss. A decision by the Company to not make a REIT election requires a two-thirds vote by stockholders.

          If the Company were to make an election to be taxed as a REIT, it generally will not be subject to federal income taxation on that portion of its income that qualifies as REIT taxable income to the extent that it distributes at least 95 percent of its taxable income to shareholders and complies with certain other requirements. Accordingly, no provision has been made for federal income taxes for the Company and its subsidiaries in the accompanying consolidated financial statements.

          The accompanying consolidated financial statements have been prepared under the assumption the Company will qualify and will elect to be taxed as a REIT. Accordingly, no provision for income taxes has been reflected in these consolidated financial statements.

          If the Company were not to make the election to be taxed as a REIT for its current taxable year, its provision for federal and state taxes, as of September 30, 1998, would be $2.9 million. However based upon loss events described in Note 4, the Company believes that it will not need nor have any income tax provision for the year ending December 31, 1998 even if it elects not to be taxed as a REIT.


RESULTS OF OPERATIONS - SIX MONTHS ENDED SEPTEMBER 30, 1998

          NET LOSS. The Company's net loss for the six months ended September 30, 1998 amounted to $45.8 million, or $4.03 per share. The net loss is primarily attributable to $49.5 million of market valuation adjustments (as described in "General Market Conditions" section, above) and $3.0 million of provision for loan losses recognized by the Company. Excluding these significant items, net income would have been $6.7 million, or $0.59 per share and FFO would have been $6.3 million, or $0.56 per share.


          NET INTEREST INCOME. The following tables set forth information regarding the total amount of income from interest-earning assets and expense from interest-bearing liabilities and the resultant average yields and rates:


                                                        For the Six Months Ended September 30, 1998
                                                           Average      Interest   Annualized
                                                           Balance       Income     Yield/Rate
                                                                (DOLLARS IN THOUSANDS)
Interest-Earning Assets:

  Loan portfolios                                   $      92,585     $   5,491        11.9%
  Mortgage-backed securities available for sale           205,444         9,723         9.5
  Other securities available for sale                      19,700         1,035        10.5
  Other investments                                        24,963           486         3.9
     Total interest-earning assets                        342,692        16,735         9.7
                                                    =============

Interest-Bearing Liabilities:

  Short-term borrowings                                   231,328         7,513         6.5
     Total interest-bearing liabilities             $     231,328         7,513         6.5
                                                    =============

  Net interest income before provision for
       loan losses/spread  (1)                                        $   9,222         3.2%
                                                                      ======================
  Net interest margin (2)                                                               5.4%
                                                                                    ========


         (1) Net interest spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.
          Net interest margin represents net interest income divided by average interest-earning assets.

          For the six months ended September 30, 1998, the Company provided $3.0 million for the allowance for loan losses. This provision is not reflected in net interest income/spread, above.

          REAL ESTATE OPERATIONS. Such income represents income generated from the Company's investment in various office buildings, retail stores, and other commercial property located in Oregon, California and the United Kingdom. During the six months ended September 30, 1998, operating income was comprised primarily of $3.0 million in gross rental and other income earned on such investments. Additionally, expenses incurred on real estate investments include $1.4 million of interest expense, $0.2 million of rental operations and $0.6 million of depreciation expense.

          OTHER INCOME (LOSS). The Company's other loss was approximately $48.6 million for the six months ended September 30, 1998. The components of the Company's net non-interest loss is comprised of the following:

          MARKET VALUATION ADJUSTMENTS. During the six months ended September 30, 1998, the Company recorded $49.5 million of market value adjustments that were deemed by management to be other than temporary in nature and duration.

          During the week of October 12, 1998, the Company sold certain assets, in response to conditions described in the "General Market Conditions" section of this document. The carrying values of these assets were reduced by $32.6 million, which have been recognized in the market valuation adjustments for the six months ended September 30, 1998.

          Additionally, a market valuation adjustment of $16.9 million relates to other than temporary impairment on other investment securities not sold.

          Based on the use of the current data in the valuation of its assets, the Company's management believes it is proper to reflect the decline of these assets as an adjustment to the Company's earnings for the three months ended September 30, 1998.

          The following table sets forth information regarding the total amount of losses recognized in earnings from the market valuation adjustments. Valuation of the other than temporary losses were determined primarily through the subsequent sales of certain assets and consistent with respect to the Company's monthly mark-to-market of its securities available for sale portfolio for the assets retained, see "Changes in Financial Condition - Securities Available for Sale."


                                                          For the Six Months Ended September 30, 1998
                                                                      Assets          Total
                                                    Retained      Subsequently        Market
                                                     Assets           Sold          Adjustment
                                                            (DOLLARS IN THOUSANDS)

Loan portfolio                                   $     --      $      16,499    $   16,499
Mortgage-backed securities available for sale       9,646             16,096        25,742
Other securities available for sale                 7,279                --          7,279
   Total                                         $ 16,925      $      32,595    $   49,520
                                                 ==========================================


          GAIN ON THE SALE OF SECURITIES. During the six months ended September 30, 1998, the Company sold to unrelated third parties mortgage-backed securities for approximately $16.8 million resulting in gains of approximately $0.9 million. The carrying values of assets sold subsequent to September 30, 1998 have been reduced through market valuation adjustments for the six months ended September 30, 1998.

          OPERATING EXPENSES. Management fees of $1.9 million for the six months ended September 30, 1998, were comprised solely of the 1% (per annum) base management fee paid to Wilshire Real Estate Service Corporation ("WRSC"), a wholly owned subsidiary of Wilshire Financial Services Group Inc. ("WFSG") for the period (as provided pursuant to the management agreement between WRSC and the Company). WRSC earned no incentive fee for this period. In addition to the management fee, the Company incurred loan service fees and expenses of $0.5 million during the six months ended September 30, 1998, which were paid by WRSC on behalf of the Company and for which WRSC was subsequently reimbursed by the Company. Other expenses were comprised of professional services, insurance premiums and other sundry expenses.


RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 1998

          NET LOSS. The Company's net loss for the three months ended September 30, 1998 amounted to $48.9 million, or $4.25 per share. The net loss is primarily attributable to $49.5 million of market valuation adjustments (as described in "General Market Conditions" section, above) and $3.0 million of provision for losses recognized by the Company. Excluding these significant items, net income would have been $3.6 million, or $0.32 per share and FFO would have been $3.1 million, or $0.27 per share.

          NET INTEREST INCOME. The following tables set forth information regarding the total amount of income from interest-earning assets and expense from interest-bearing liabilities and the resultant average yields and rates:


                                                     For the Three Months Ended September 30, 1998
                                                        Average         Interest       Annualized
                                                        Balance          Income        Yield/Rate
                                                                 (DOLLARS IN THOUSANDS)
Interest-Earning Assets:

  Loan portfolios                                  $     151,632       $    4,167        11.0%
  Mortgage-backed securities available for sale          274,093            6,575         9.6
  Other securities available for sale                     21,500              577        10.7
  Other investments                                       23,486              326         5.6
     Total interest-earning assets                       470,711           11,645         9.9
                                                   =============


Interest-Bearing Liabilities:

  Short-term borrowings                                  363,133            6,012         6.6
      Total interest-bearing liabilities          $      363,133            6,012         6.6
                                                  ==============

  Net interest income before provision for
    loan losses/spread  (1)                                           $     5,633         3.3%
                                                                      ========================
  Net interest margin   (2)                                                               4.8%
                                                                                      ========

     (1) Net interest spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.
     (2) Net interest margin represents net interest income divided by average interest-earning assets.

          For the three months ended September 30, 1998, the Company provided $3.0 million for the allowance for loan losses. This provision is not reflected in net interest income/spread above.

          REAL ESTATE OPERATIONS. Such income represents income generated from the Company's investment in various office buildings, retail stores, and other commercial property located in Oregon, California and the United Kingdom. During the three months ended September 30, 1998, operating income was comprised primarily of $2.0 million in gross rental and other income earned on such investments. Additionally, expenses incurred on real estate investments include $1.1 million of interest expense, $0.1 million of rental operations and $0.4 million of depreciation expense.

          OTHER INCOME (LOSS). The Company's other loss was approximately $48.6 million for the three months ended September 30, 1998. The components of the Company's net non-interest loss is comprised of the following:

          MARKET VALUATION ADJUSTMENTS. During the three months ended September 30, 1998, the Company recorded $49.5 million of market valuation adjustments that were deemed by management to be other than temporary in nature and duration.

          During the week of October 12, 1998, the Company sold certain assets, in response to conditions described in the "General Market Conditions" section of this document and the liquidation of a well known hedge fund. The carrying values of these assets were reduced by $32.6 million, which have been recognized in the market valuation adjustment for the three months ended September 30, 1998.

          Additionally, a market valuation adjustment of $16.9 million relates to other than temporary impairment on other investment securities not sold.

          Based on the use of the current data in the valuation of its assets, the Company's management believes it is proper to reflect the decline of these assets as an adjustment to the Company=s earnings for the three months ended September 30, 1998.

          The following table sets forth information regarding the total amount of losses from the market valuation adjustments. Valuation of the other than temporary losses were determined primarily through the subsequent sales of certain assets and consistent with respect to the Company's monthly mark-to-market of its securities available for sale portfolio for the assets retained, see "Changes in Financial Condition - Securities Available for Sale."

                                                   For the Three Months Ended September 30, 1998
                                                                  Assets         Total
                                                  Retained     Subsequently      Market
                                                  Assets           Sold         Adjustment
                                                         (DOLLARS IN THOUSANDS)

Loan portfolio                                 $    --      $     16,499      $   16,499
Mortgage-backed securities available for sale     9,646           16,096          25,742
Other securities available for sale               7,279              --            7,279
   Total                                       $ 16,925     $     32,595      $   49,520
                                               =========================================


          GAIN ON THE SALE OF SECURITIES. During the three months ended September 30, 1998, the Company sold to unrelated third parties mortgage-backed securities for approximately $16.8 million resulting in gains of approximately $0.9 million. The carrying values of assets sold subsequent to September 30, 1998 have been reduced through market valuation adjustments for the three months ended September 30, 1998.

          OPERATING EXPENSES. Management fees of $1.3 million for the three months ended September 30, 1998, were comprised solely of the 1% (per annum) base management fee paid to Wilshire Real Estate Service Corporation ("WRSC"), a wholly owned subsidiary of Wilshire Financial Services Group Inc. ("WFSG") for the period (as provided pursuant to the management agreement between WRSC and the Company). WRSC earned no incentive fee for this period. In addition to the management fee, the Company incurred loan service fees and loan related expenses of $0.4 million during the three months ended September 30, 1998, which were paid by WRSC on behalf of the Company and for which WRSC was subsequently reimbursed by the Company. Other expenses were comprised of professional services, insurance premiums and other sundry expenses.


CHANGES IN FINANCIAL CONDITION

          From April 1, 1998 to September 30,1998, total assets increased to $1,018.0 million. This increase was primarily comprised of $4.0 million of cash and cash equivalents, $299.6 million of securities available for sale, $80.9 million of investments in real estate and $625.4 million of loans and discounted loans. Total liabilities increased to $917.6 million during the period, primarily as a result of $475.4 million of short-term borrowings associated with mortgage-backed securities, loans and discount loans, $372.3 million of securitized mortgage obligations, $60.8 million of other borrowings on investment in real estate, $4.6 million of declared but unpaid dividends and $4.5 million in accounts payable and other accrued liabilities.

          SECURITIES AVAILABLE FOR SALE. At September 30, 1998, securities available for sale include mortgage-backed securities with an aggregate market value of $292.6 million and $7.0 million of WFSG's 13% Series B Notes, net of realized and unrealized losses.

          During the six months ended September 30, 1998, the Company purchased 137 subordinated residential mortgage-backed securities from 26 different issuers for an aggregate purchase price of approximately $344.1 million. The weighted average rating of these securities is BB. In September 1998, the Company sold two subordinated residential mortgage-backed securities from one issuer for a market price of $16.8 million.

          The balance of mortgage-backed securities available for sale of $292.6 million at September 30, 1998 was the result of $95.0 million of initial purchases, $245.2 million of additional purchases, offset in part, by $15.9 million sales of securities, other than temporary market valuation adjustments of $25.7 million and $6.0 million of net unrealized losses.

          The Company marks its securities portfolio to fair value at the end of each month based upon broker/dealer marks, subject to an internal review process. For those securities that do not have an available market quotation, the Company requests market values and underlying assumptions from the various broker/dealers that underwrote the securities, are currently financing the securities, or have had prior experience with the type of securities. Because the Company's subordinate securities are not readily marketable, as trading activity may be infrequent, the market value is typically available from only a small group of broker/dealers, and in most cases only one broker/dealer. As of each reporting period, the Company evaluates whether and to what extent any unrealized loss is to be recognized as other than temporary.

          At September 30, 1998, the Company valued its securities available for sale portfolio and gross unrealized gains and losses thereon as follows:


                                                  Gross         Gross
                                  Amortized     Unrealized    Unrealized
                                    Cost (1)      Gains          Losses       Fair Value
                                            (DOLLARS IN THOUSANDS)

Mortgage-backed securities      $   298,634    $    1,540     $  (7,576)    $  292,598
Other securities                     14,000            --        (7,000)         7,000
                                $   312,634    $    1,540     $ (14,576)    $  299,598
                                ===========    ==========     ==========    ==========


             (1) The amortized cost of the investment securities reflects the market valuation adjustments discussed in "Results of Operations".

          The fair value of securities available for sale, after taking into account subsequent sales, see the "General Market Conditions" section of this document, is $183.4 million.

          LOAN PORTFOLIO. During the six months ended September 30, 1998, the Company acquired U.S. and international commercial real estate loans with an unpaid principal balance of $556.6 million. The balance of loans is $615.1 million at September 30, 1998 and $134.1 million of the loans are serviced by an affiliate of WFSG.

          The following table sets forth certain information relating to the payment status of loans in the Company's loan portfolio at September 30, 1998:


                                    Unpaid Principal
                                       Balance
                                  (DOLLARS IN THOUSANDS)


   Past due less than 31 days      $      553,436
   Past due 31 to 89 days                   2,937

                                   $      556,563
                                   ==============

          The Company maintains an allowance for loan losses at a level that management considers adequate to provide for probable losses based upon an evaluation of known and inherent risks. In connection with the sale of a loan pool and other loans in the fourth quarter, the Company recorded a market valuation adjustment for $16.5 million as of September 30, 1998. In addition, during the six months ended September 30, 1998, the Company provided for $3.0 million for the allowance for loan losses.

          Included in the loan balance on the consolidated statement of financial condition is $40 million of securities under agreement to repurchase. On October 1, 1998, the counterparty filed a petition for reorganization under Chapter 11 in the United States Bankruptcy Court for the District of Oregon. On November 20, 1998, the counterparty and the Company reached a tentative agreement in which the repurchase agreement will be converted into a loan. This agreement is expected to be approved by the Court on December 7, 1998. At September 30, 1998, these assets were pledged to secure borrowings included in short-term borrowings.

          Also included in the loan balance is a $42.7 million ($36.7 million after market valuation adjustment) purchase premium associated with the acquisition of a pool of one to four unit real estate loans from Salomon Smith Barney Inc.

          The balance of loans decreased by $409.0 million as a result of the sale of the Salomon Smith Barney Inc. loan pool on October 12, 1998 as discussed in the "General Market Conditions" section of this document.

          DISCOUNTED LOAN PORTFOLIO. During the three months ended September 30, 1998, the Company acquired U.S. and international commercial real estate loans with an unpaid principal balance of $20.8 million. The balance of discount loans is $10.4 million at September 30, 1998, and are also serviced by an affiliate of WFSG.

          The following table sets forth certain information relating to the payment status of loans in the Company's discounted loan portfolio at September 30, 1998:

                                         Unpaid Principal
                                             Balance
                                       (DOLLARS IN THOUSANDS)

       Past due less than 31 days        $      9,430

       Past due 31 to 89 days                   1,907
       Past due 90 days or greater              9,476

                                         $     20,813
                                         ============


          The Company maintains an allowance for loan losses at a level that management considers adequate to provide for probable losses based upon an evaluation of known and inherent risks. During the six months ended September 30, 1998, no provisions for loan losses had been provided for discounted loans.

          INVESTMENTS IN REAL ESTATE. During the six months ended September 30, 1998, the Company acquired approximately $81.5 million of properties located in California, Oregon and the United Kingdom.

          SHORT-TERM BORROWINGS. Short-term borrowings increased by approximately $475.4 million during the six months ended September 30, 1998, resulting primarily from the use of repurchase agreements to fund the purchase of securities. Interest rates on borrowings under these facilities are based on overnight to 30-day London Interbank Offer Rate ("LIBOR") rates.

          SECURITIZED MORTGAGE OBLIGATIONS. On September 29, 1998, the Company purchased a pool of one to four family mortgage loans. The purchase was financed by securitizing these loans through its wholly owned subsidiary, Wilshire REIT Trust Series 1998-1. The securitization was initially accounted for as a financing due to a call option included in the equity certificates retained by the Company. The $372.3 million of investment-grade, publicly offered securities were tranched into four classes and were underwritten by Salomon Smith Barney Inc. These bonds carry a variable rate of interest and mature in October 2028.

          The Company=s liability for these bonds was transferred to Salomon Smith Barney Inc. on October 14, 1998 when the Company sold the equity certificates in the securitization.

          The Company has reduced the recorded carrying amount of the loans sold on the financial statements as of September 30, 1998 to the amounts realized upon disposition and, accordingly, reflected the write-down in market valuation adjustments of $12.5 million related to this transaction in determining net loss during the six months ended September 30, 1998.

          OTHER BORROWINGS. At September 30, 1998, the Company had $60.8 million of other borrowings, which financed the acquisition of real estate investments. The loans had a weighted average interest rate of 8.5%. At September 30, 1998, certain investments in real estate with a carrying amount of $80.9 million were pledged as collateral against these loans.

         STOCKHOLDERS' EQUITY. Stockholders' equity increased to $100.4 million from April 1, 1998 to September 30, 1998. The increase in stockholders' equity during this period was attributable to net proceeds of $167.0 million from the Offering, offset by a net operating loss of $45.8 million, unrealized losses on securities available for sale of $13.0 million and $7.7 million of dividends on common stock.


LIQUIDITY AND CAPITAL RESOURCES

          Liquidity is a measurement of the Company's ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund investments, engage in loan acquisition and lending activities, meet collateral calls and for other general business purposes. The primary sources of funds for liquidity during the six months ended September 30, 1998 consisted of net cash provided by the Offering, operating activities, repurchase facilities and other secured borrowings, maturities and principal payments on loans and securities and proceeds from sales thereof and unsecured loans from WCC to meet collateral calls.

          The recent dramatic events in financial markets, which included a significant reduction in values of, and liquidity for, mortgage-backed securities, has had an adverse impact on the Company's liquidity. The decline in valuations resulted in collateral calls from the Company's lenders, which reduced the Company's cash position and eventually prompted asset sales at depressed prices to meet collateral calls and provide liquidity. While these asset sales have improved the liquidity position of the Company, the market for mortgage-backed securities - particularly subordinated mortgage-backed securities - has not recovered and the financial markets generally continue to be volatile. In addition, the securitization markets remains weak limiting the Company's ability to use this market as a source of liquidity.

          Primarily as a result of asset sales, the Company has had adequate cash and cash equivalents to meet calls for additional collateral to repay a portion of the related indebtedness or to meet its other operating and financing requirements. However, there can be no assurance that sufficient levels of such assets will continue to be available.

          Fluctuations in interest rates will continue to impact the Company's net interest income to the extent the Company's fixed rate assets are funded by variable rate debt or the Company's variable rate assets reprice on a different schedule or in relation to a different index than its floating rate debt which in turn could impact potential returns to shareholders. The flexibility in the Company's leverage is dependent upon, among other things, changes in interest rates, changes in market spreads, or decreases in credit quality of underlying assets. In such circumstances, the Company would be required to provide additional collateral in connection with its short-term, floating-rate borrowing facilities. During the three months ended September 30, 1998, the Company was required to and did fund requests by its lenders for additional collateral calls under its outstanding repurchase agreements collateralized by securities available for sale. For additional information with respect to the Company's monthly mark-to-market of its securities available for sale portfolio, see "Changes in Financial Condition - Securities Available for Sale."

          The Company has significant debt service obligations, as discussed above. At September 30, 1998, the Company had total consolidated indebtedness of $908.5 million, which was secured, as well as $9.1 million of other liabilities. This consolidated indebtedness consisted of (i) $326.4 million of repurchase agreements, (ii) lines of credit aggregating $149.0 million which are secured by loans and securities, (iii) $372.3 million of securitized mortgage obligations which are secured by loans, and (iv) $60.8 million outstanding of other borrowings which mature between 1999 and 2008 which are secured by real estate. The monthly interest expense on the Company's total consolidated indebtedness was $1.8 million, $2.4 million and $2.8 million for the months of July, August and September 1998, respectively. The securitized mortgage obligations, which amounted to $372.3 million at September 30, 1998, were transferred to Salomon Smith Barney Inc. on October 14, 1998 (in connection with the sale of certain residential mortgage loans that secured this securitization bond liability).

          Mortgage-backed securities which are subject to repurchase agreements, as well as loans and real estate which secure other indebtedness, periodically are revalued by the lender, and a decline in such value may result in the lender requiring the Company to provide additional collateral to secure the indebtedness.

          In addition to payment and, in the case of the Company's secured indebtedness, collateralization requirements, the Company is subject to various other covenants in its indebtedness, including the maintenance of specified amounts of equity. At September 30, 1998, the Company was in compliance with all obligations in its indebtedness and the Company's equity, as defined in the applicable agreement. There can be no assurance that additional operating losses will not result in the Company's violation of its financial covenants in the future. In the event of a default in such covenants, the lender generally would be able to accelerate repayment of the subject indebtedness and pursue other available remedies, which could result in defaults on other indebtedness of the Company, unless the applicable lender or lenders allowed the Company to remain in violation of the agreements. Were a default to be declared, the Company would not be able to continue to operate without the consent of its lenders. The Company currently is considering various alternatives to enhance its ability to meet its payment and other obligations under its indebtedness and the funding requirements discussed below, including the sale of certain assets and the potential tax and other consequences associated therewith. There can be no assurance that the Company will have sufficient liquidity to meet these obligations on a short-term or long-term basis.

          If the Company is unable to fund additional collateral needs or to repay, renew or replace maturing indebtedness on terms reasonably satisfactory to the Company, the Company may be required to continue to sell, under adverse market conditions, a portion of its assets, and could incur further losses as a result. Furthermore, an extremely limited market for subordinate and residual interests in mortgage-related securities exists under current conditions and there can be no assurance that one will fully develop, thereby limiting the Company's ability to dispose of such securities promptly for fair value in such situations.

          Based on its monthly interest and other expenses, monthly cash receipts and collateral calls through October 31, 1998, the Company believes that its existing sources of funds will be adequate for purposes of meeting its short-term and long-term liquidity needs. There can be no assurance that this will be the case, however. Material increases in interest expense from variable rate funding sources, collateral calls, or material decreases in monthly cash receipts, generally would negatively impact the Company's liquidity. On the other hand, material decreases in interest expense from variable rate funding sources or in collateral calls generally would positively affect the Company's liquidity.


OTHER - YEAR 2000 COMPLIANCE

          Many existing computer software programs and other technologically dependent systems use two digits to identify the year in date fields and, as such, could fail or create erroneous results by or at the Year 2000. The Company, Wilshire Real Estate Services Corporation (the "Manager") and its loan servicer utilize a number of technologically dependent systems to operate, service mortgage loans and manage mortgage assets. The Company=s Manager has formed a committee to address year 2000 issues ("the Committee") that reports directly to the Manager's executive committee. The Committee is headed by the Manager's Chief Information Officer and includes representatives from across departments within the Manager's company as well as management of the Company.

          The Committee has conducted an inventory of all systems for the Manager, classifying each as either "critical" or "non-critical". For non-critical systems, the Committee has obtained a certification from the vendor that the applicable package is "Year 2000 compliant". For systems deemed "critical", the Committee has developed detailed test plans and created separate Year 2000 test environments.

          The Manager has begun testing of critical systems and is scheduled to complete all necessary testing by the end of 1998. Testing of the Manager's internally developed systems is near completion, and changes which have resulted from testing to date are being coded and moved into production. Of the testing begun on critical systems supplied by outside vendors, one system's testing is complete and the other is scheduled during November 1998. Following the testing phase, each departments executive management will be responsible for certifying that their staff has tested critical code and deemed it adequate.

          The Company operations are overseen by the Company's Manager, and in accordance with the management agreement, all operating costs including costs related to the Year 2000 issue are covered in the management fee agreement. The financial impact of becoming Year 2000 compliant has not been and is not expected to be material to the Company or its results of operations. Aside from limited hardware costs, the Manager's parent company's primary expense related to Year 2000 compliance is allocation of existing staff. The Committee estimates the total cost related to Year 2000 compliance to be approximately $0.5 million.

          The significant risk to the Company of Year 2000 non-compliance is Manager's inability to perform necessary loan servicing activities. Currently, the Company's loan portfolio is serviced by Wilshire Credit Corporation ("WCC"), an affiliated entity of the Manager. To the extent the loan servicing system is not Year 2000 compliant, the ability to service the Company's loans would be in jeopardy.

          Based on the results of testing performed to date, the Manager is confident that it is appropriately addressing the Year 2000 issues. Critical systems supplied by outside vendors have undergone testing not only by the manager, but by other customers of the vendors as well. WCC's loan servicing system is an internally developed system and therefore, information technology personnel are very familiar with the system and believe their efforts will have favorable results. As a contingency plan, the Company is in the process of identifying an alternative servicer for the Company's loan portfolio. To date, the Company has no formal agreement in place regarding back-up servicers.

FORWARD-LOOKING STATEMENTS

CERTAIN STATEMENTS CONTAINED HEREIN AND CERTAIN STATEMENTS CONTAINED IN FUTURE FILINGS BY THE COMPANY WITH THE SEC MAY NOT BE BASED ON HISTORICAL FACTS AND ARE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. FORWARD-LOOKING STATEMENTS WHICH ARE BASED ON VARIOUS ASSUMPTIONS (SOME OF WHICH ARE BEYOND THE COMPANY'S CONTROL) MAY BE IDENTIFIED BY REFERENCE TO A FUTURE PERIOD OR PERIODS, OR BY THE USE OF FORWARD-LOOKING TERMINOLOGY, SUCH AS "MAY," "WILL," "BELIEVE," "EXPECT," "ANTICIPATE," "CONTINUE," OR SIMILAR TERMS OR VARIATIONS ON THOSE TERMS, OR THE NEGATIVE OF THOSE TERMS. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE SET FORTH IN FORWARD-LOOKING STATEMENTS DUE TO A VARIETY OF FACTORS, INCLUDING, BUT NOT LIMITED TO, THOSE RELATED TO THE ECONOMIC ENVIRONMENT, PARTICULARLY IN THE MARKET AREAS IN WHICH THE COMPANY OPERATES, COMPETITIVE PRODUCTS AND PRICING, FISCAL AND MONETARY POLICIES OF THE U.S. GOVERNMENT, CHANGES IN PREVAILING INTEREST RATES, ACQUISITIONS AND THE INTEGRATION OF ACQUIRED BUSINESSES, CREDIT RISK MANAGEMENT, ASSET/LIABILITY MANAGEMENT, YEAR 2000 COMPLIANCE ISSUES, THE FINANCIAL AND SECURITIES MARKETS AND THE AVAILABILITY OF AND COSTS ASSOCIATED WITH SOURCES OF LIQUIDITY. THE COMPANY DOES NOT UNDERTAKE, AND SPECIFICALLY DISCLAIMS ANY OBLIGATION, TO PUBLICLY RELEASE THE RESULTS OF ANY REVISIONS WHICH MAY BE MADE TO ANY FORWARD-LOOKING STATEMENTS TO REFLECT THE OCCURRENCE OF ANTICIPATED OR UNANTICIPATED EVENTS OR CIRCUMSTANCES AFTER THE DATE OF SUCH STATEMENTS.

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

          The Asset and Liability Committee is authorized to utilize a wide variety of off-balance sheet financial techniques to assist them in the management of interest rate risk. Other than as discussed below, no such techniques were in use as of September 30, 1998.

          In hedging the interest rate and exchange rate exposure of a foreign currency denominated asset or liability, the Company may enter into hedge transactions to counter movements in the different currencies as well as interest rates in those currencies. These hedges may be in the form of currency and interest rate swaps, options, and forwards, or combinations thereof.

          At September 30, 1998, the Company has a swap contract in connection with its investment in a commercial mortgage loan secured by real property in the United Kingdom ("UK"). The swap contract is intended to hedge the interest rate basis and currency exposure between UK Libor (the lending rate) and US Libor (the borrowing rate) payments, as well as the principal (notional) amount of the loan which, as of September 30, 1998, was $49.7 million. Under the terms of the agreement, the Company will settle in U.S. dollars.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     The Registrant is currently in litigation in the United States Bankruptcy Court for the District of Oregon to confirm that certain mortgage-backed securities are not subject to the bankruptcy proceeding.

     The registrant is not a party to any other material legal proceedings.

ITEM 2.  CHANGES IN SECURITIES.

     Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted to a vote of security holders during the period covered by this report.

ITEM 5.  OTHER INFORMATION.

     Acquisition or Distribution of Assets

                  On November 16, 1998, the Company sold a mezzanine loan secured by a partnership interest in commercial real estate for $61.6 million in proceeds. The loan was secured by a first lien on the membership interests in the limited liability company which owns the MGM Plaza, a 1,079,076 square foot office complex comprised of six (6) class "A" office buildings located in Santa Monica, California. The loan's interest rate was LIBOR plus 350 basis points and would mature in November 2000. Cash proceeds from the sale were used to repay a facility with Credit Suisse First Boston Mortgage Capital LLC for which this loan served as collateral. The pro forma effect of this loan sale is reported and attached hereto as Exhibit 99.1

     Other Events

                  On October 28, 1998, Mr. Steven Kapiloff, an independent director of the Company, resigned from the Board of Directors of the Company. As discussed in Mr. Kapiloff's letter of resignation, which is attached hereto as Exhibit 99.2, his resignation was due to personal and professional reasons related to his recent change in employment and was not related to the Company's business, prospects or management, or any act or omission of the Company.

                  The Company is actively seeking a replacement for Mr. Kapiloff to serve on the Company's Board of Directors.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     Exhibits

              11        Statement re Computation of Per Share Earnings
              27        Financial Data Schedule
              99.1      Pro Forma Financial Information - Narrative Format
              99.2      Letter, dated October 28, 1998, from Steven Kapiloff to
                        Andrew Wiederhorn,

                        Chairman of the Board of Directors of the Company.

     (b) Reports on Form 8-K during the three months ended September 30, 1998 and through the date hereof:

         1)   September 29, 1998
                  Item 2. Acquisition of Assets - acquisition of operating properties on April 20, 1998 from G.I. Joe's Inc.

         2)   September 29, 1998
                  Item 2. Acquisition of Assets - acquisition of operating properties on June 30, 1998 from Warner Estates Ltd.

                  Item 7. Financial Statements or Exhibits - Sale Contract dated June 30, 1998

         3)   September 29, 1998
                  Item 2. Acquisition of Assets - purchased a $66.0 million loan from Credit Suisse First Boston Mortgage Capital LLC

                  Item 7. Financial Statements or Exhibits - Mezzanine Loan Sale Agreement dated July 30, 1998

         4)   September 29, 1998
                  Item 2. Acquisition of Assets - made a $49.7 million junior loan secured by five luxury hotels in London, England.

                  Item 7. Financial Statements or Exhibits - Junior Loan Facility dated April 30, 1998; Intercreditor Agreement dated April 30, 1998; Debenture dated April 7, 1998; Novation Certificate dated August 18, 1998.

         5)   October 8, 1998
                  Item 5. Other Events - news release announcing the Company's repurchase agreement with Southern Pacific Corporation.

                  Item 7. Financial Statements or Exhibits - news release of the Company dated October 1, 1998.

         6)   October 14, 1998
                  Item 2. Acquisition of Assets - purchase of $56.0 million of "AA" and "Aa2" rated mortgage-backed securities.

         7)   October 14, 1998
                  Item 2. Acquisition of Assets - purchase of several pools of performing residential loans from Salomon Smith Barney Inc. for $380.9 million through a securitization.

         8)   November 4, 1998
                  Item 2. Acquisition of Assets - amendment to filing on October 14, 1998 regarding the purchase of several pools of performing residential loans from Salomon Smith Barney Inc. for $380.9 million through a securitization. Amended to include the pro forma financial information required under Item 7.

                  Item 7.  Pro Forma Financial Information

         9)   November 5, 1998
                  Item 2. Acquisition of Assets - sale of several pools of performing residential loans and other mortgage-backed securities to various purchasers.

                  Item 7.  Pro Forma Financial Information



                       SIGNATURE

         Pursuant to the requirements of the exchange act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

            Wilshire Real Estate Investment Trust Inc.

                  By:  /s/ Lawrence A. Mendelsohn

                 --------------------------------------------------------------
                  Lawrence A. Mendelsohn
                  President


                  By:  /s/ Chris Tassos
                  -------------------------------------------------------------
                  Chris Tassos
                  Executive Vice President and Chief Financial Officer






Date:  November 23, 1998