Form 10-K
period 1998-12-31
WILSHIRE REAL ESTATE INVESTMENT TRUST INC
filed 1999-03-31
CIK 1048566

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K
(Mark one)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

 For the year ended December 31, 1998

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

                          Commission File No.  0-23911

                   Wilshire Real Estate Investment Trust Inc.
             (Exact name of registrant as specified in its charter)

                Maryland                             52-2081138
               ----------                           ------------
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No__.
                                               -

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __

     The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price as quoted on NASDAQ on March 26, 1999 was $3 9/16.

     As of March 26, 1999, 11,500,000 shares, not including options to purchase 1,165,000 shares of Wilshire Real Estate Investment Trust Inc.'s common stock, par value $0.0001 per share, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE
     None.

                   WILSHIRE REAL ESTATE INVESTMENT TRUST INC.

                                   FORM 10-K

                                   I N D E X


----------------------------------------------------------------------------------------------------------
                                                                                               Page No.
                                                                                               --------
PART I
Item 1.     Business...........................................................................   3

Item 2.     Properties.........................................................................  20

Item 3.     Legal Proceedings..................................................................  20

Item 4.     Submission of Matters to a Vote of Security Holders................................  20

PART II

Item 5.     Market for the Registrant's Common Equity and Related Stockholder Matters..........  21

Item 6.     Selected Financial Data and Operating Statistics...................................  21

Item 7.     Management Discussion and Analysis of Financial Condition and Results of Operations  24

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.........................  33

Item 8.     Financial Statements and Supplementary Data........................................  33

Item 9.     Changes and Disagreements with Accountants on Accounting and Financial Disclosure..  33

PART III

Item 10.    Directors and Executive Officers of the Registrant.................................  33

Item 11.    Executive Compensation.............................................................  35

Item 12.    Security Ownership of Certain Beneficial Owners and Management.....................  37

Item 13.    Certain Relationships and Related Transactions.....................................  38

PART IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K...................  40


FORWARD-LOOKING STATEMENTS

CERTAIN STATEMENTS CONTAINED HEREIN AND CERTAIN STATEMENTS CONTAINED IN FUTURE FILINGS BY THE COMPANY WITH THE SEC MAY NOT BE BASED ON HISTORICAL FACTS AND ARE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. FORWARD- LOOKING STATEMENTS WHICH ARE BASED ON VARIOUS ASSUMPTIONS (SOME OF WHICH ARE BEYOND THE COMPANY'S CONTROL) MAY BE IDENTIFIED BY REFERENCE TO A FUTURE PERIOD OR PERIODS, OR BY THE USE OF FORWARD-LOOKING TERMINOLOGY, SUCH AS "MAY," "WILL," "BELIEVE," "EXPECT," "ANTICIPATE," "CONTINUE," OR SIMILAR TERMS OR VARIATIONS ON THOSE TERMS, OR THE NEGATIVE OF THOSE TERMS. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE SET FORTH IN FORWARD-LOOKING STATEMENTS DUE TO A VARIETY OF FACTORS, INCLUDING, BUT NOT LIMITED TO, THOSE RELATED TO THE ECONOMIC ENVIRONMENT, PARTICULARLY IN THE MARKET AREAS IN WHICH THE COMPANY OPERATES, COMPETITIVE PRODUCTS AND PRICING, FISCAL AND MONETARY POLICIES OF THE U.S. GOVERNMENT, CHANGES IN PREVAILING INTEREST RATES, ACQUISITIONS AND THE INTEGRATION OF ACQUIRED BUSINESSES, CREDIT RISK MANAGEMENT, ASSET/LIABILITY MANAGEMENT, YEAR 2000 COMPLIANCE ISSUES, THE FINANCIAL AND SECURITIES MARKETS AND THE AVAILABILITY OF AND COSTS ASSOCIATED WITH SOURCES OF LIQUIDITY. THE COMPANY DOES NOT UNDERTAKE, AND SPECIFICALLY DISCLAIMS ANY OBLIGATION, TO PUBLICLY RELEASE THE RESULTS OF ANY REVISIONS WHICH MAY BE MADE TO ANY FORWARD-LOOKING STATEMENTS TO REFLECT THE OCCURRENCE OF ANTICIPATED OR UNANTICIPATED EVENTS OR CIRCUMSTANCES AFTER THE DATE OF SUCH STATEMENTS.

PART I

ITEM 1.  BUSINESS

General

     Wilshire Real Estate Investment Trust Inc. ("WREIT" or the "Company") is a diversified financial services company which invests primarily in the following types of assets:

     .  residential mortgage-backed securities,
     . non-discounted and discounted mortgage loans, . real estate, and
     .  other real estate related investments.

     We were incorporated on October 24, 1997. On April 6, 1998, we completed our initial public offering of common stock from which we received net cash proceeds of approximately $167 million.

     The Company originally was formed with a view to qualifying as a real estate investment trust ("REIT") under sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"). A REIT is generally not subject to federal income tax on that portion of its income it distributes to its shareholders if it distributes at least 95% of its REIT taxable income and meets certain other asset and income tests. Generally, any losses incurred by a REIT cannot be benefited by the corporation or transferred to shareholders. In light of the losses incurred by the Company in the third and fourth quarters of 1998 as more fully described below and elsewhere in this Form 10-K, management of the Company currently is considering alternatives to electing to qualify as a REIT in order to benefit from the net operating loss carryforwards resulting from such losses. Any such decision to elect not to be a REIT will be presented to shareholders for their approval.

     Wilshire Realty Services Corporation, a wholly owned subsidiary of Wilshire Financial Services Group Inc., manages our business, and we refer to it as "WRSC" or the "Manager". We refer to Wilshire Financial Services Group Inc. as "WFSG". WFSG is a diversified financial services company that is engaged primarily in the acquisition, servicing and resolution of non-discounted and discounted loans, as well as foreclosed real estate and wholesale banking.

     Recent Events

     From April 6 through September 1998, we deployed the proceeds of our initial public offering and further levered acquired assets primarily through various short-term borrowing arrangements. See "Funding Sources". Total assets grew to $1.0 billion by the third quarter of 1998.

     Beginning in August 1998, and more significantly during the fourth quarter of 1998, we were significantly and negatively impacted by various market factors. These factors, which are discussed further below, resulted in a dramatic reduction in market valuations for certain of our mortgage-backed securities and other assets, as well as a reduction in the availability of borrowings for those assets and certain of our loan assets, thereby reducing our liquidity.

     Turmoil in the Russian financial markets, following a prolonged period of uncertainty in Asian financial markets, caused investors to reassess their risk tolerance. This resulted in a dramatic movement of liquidity toward less risky assets (e.g., U.S. Treasury instruments) and away from higher risk assets, including most non-investment grade assets and commercial and other mortgage- and asset-backed securities. This movement toward higher quality investments dramatically reduced available liquidity to non-investment grade assets. Without available funding sources, many investors in these assets, including several well-known hedge funds, were forced to liquidate holdings at reduced prices. With greater sales pressure and supply outpacing demand, prices continued to fall as more lenders made margin calls, demanding additional collateral for their loan positions. Many companies were rapidly depleting available cash reserves.

     On October 12, 1998, another well-known hedge fund was liquidated. This event triggered further collateral calls, forcing additional companies to sell assets to cover borrower collateral calls, and continuing the downward spiral in prices. On October 15, 1998 the Federal Reserve lowered interest rates, largely in response to this liquidity crisis.

     During the fourth quarter of 1998, we sold a significant amount of assets in response to the above conditions to meet collateral calls by lenders and to increase liquidity. The downward pressure on prices and our need to sell assets to meet these collateral calls resulted in our disposing of certain assets for proceeds which resulted in significant losses for the year ended December 31, 1998. During the fourth quarter, we sold, primarily as a result of collateral calls, mortgage loans and mortgage-backed securities with a carrying value of $525.2 million and a mezzanine loan secured by a partnership interest in
commercial real estate for $61.6 million in proceeds.   Had we not been forced
to sell these assets, but rather been able to hold these assets until market conditions stabilized, management believes our losses would have been far less severe, if any. Following these asset sales and mark-to-market of certain of our assets to reflect current market prices, we had total assets and total liabilities at December 31, 1998, of approximately $381.1 million and $308.7 million, respectively, and shareholders' equity of $72.4 million.

     As a result of difficult conditions in the financial markets, in particular the market for mortgage-backed securities, and in order to enhance our ability to meet our obligations we decided that, for the foreseeable future, we will limit acquisitions or funding of additional investments and work to stabilize our existing assets and increase our overall liquidity position. As a result, the Company has currently reduced activity in each of our business lines, which include the acquisition of subordinate interests in residential mortgage-backed securities, commercial real estate and other real estate-related loans.

Business Strategy

     Our main objectives are to realize our risk-adjusted investment return targets and achieve our current return and capital gain goals. The key elements of this strategy are:

     Focus on Specific Return Objectives by Asset Class

          Residential Mortgage-Backed Securities.  Our investment emphasis is on
          --------------------------------------
     subordinate mortgage-backed securities that provide consistent, recurring current income and that we believe may appreciate in value due to the prepayment and default experience of the underlying collateral.

          Non-discounted Loans. Our investment emphasis with respect to non-
          --------------------
     discounted loans is on current income.

           Discounted Loans. We seek to identify and acquire discounted loans
          -----------------
     that will meet our risk-adjusted return objectives over an 18 to 24 month period. During this period, we typically either restructure the terms of the loans or exercise our rights to acquire control of the underlying properties. We also seek to invest in certain discounted loans that provide current cash income.

          Real Estate. Our investment emphasis with respect to real estate is on
          -----------
     investment properties that provide consistent, recurring current income and which may appreciate in value.

          In addition to direct acquisitions of these investments, we may seek to invest in other companies that invest in real estate related assets, especially where the market capitalizations of such companies do not reflect the inherent values of their underlying assets.

     Maintain a Diversified Portfolio of Real Estate Related Assets

          We seek diversification by investing in different forms of real estate related assets and types of underlying properties. We also diversify by investing in different geographic locations. We believe that by diversifying our form of real estate investments, types of underlying properties and the geographic base of our investments, we reduce the risks presented by various phases of real estate cycles and by factors that affect only particular geographic areas.

     Resecuritize Mortgage-Backed Securities

          We may, from time to time, pool a portion of our portfolio of mortgage-backed securities and issue new mortgage-backed securities derived from these pools. By structuring this kind of a resecuritization, we believe that we may be able to realize any appreciation in the value of the resecuritized mortgage-backed securities. We usually finance our acquisition of mortgage-backed securities with short-term floating-rate debt. Resecuritizing these mortgage-backed securities will enable us to replace this short-term debt with non-recourse long-term fixed-rate debt that better matches the amortization characteristics and cash flows of the underlying mortgage-backed securities. Currently, the securitization market is still recovering from the volatile conditions of 1998 and it is unlikely that a resecuritization could be effected in the immediate future.

The Manager

We do not have any employees. WRSC manages our investment affairs and advises us pursuant to a management agreement. Currently, our ability to meet our objectives is largely dependent on the Manager's and WFSG's core competencies in sourcing and identifying investment opportunities, appropriately pricing the risks inherent in those investments, financing those investments on an economically efficient basis, and effectively monitoring our investments and the servicing of those investments to maximize our returns. As discussed elsewhere, WRSC and its parent, WFSG, have been adversely impacted by recent conditions in the global financial marketplace. In the event WRSC is unable to perform the duties of manager, we will review available options, which includes potentially becoming internally managed.


     Duties

     Subject to our Board of Directors' supervision, the Manager

     .  formulates our operating strategies,

     . arranges our acquisitions and sales of assets, including sourcing, identifying and valuing investment opportunities,

     .  monitors the performance of our assets,

     . advises our Board of Directors with respect to our borrowings and leverage,

     . arranges our financing transactions, including repurchase agreements, secured term loans, warehouse lines of credit, mortgage loans and the issuance of debt securities and mortgage-backed securities,

     .  engages in hedging activities on our behalf, and

     . provides certain administrative and managerial services in connection with our operations.

     Compensation

     For performing these services, we pay the Manager a base management fee and an incentive fee. We also reimburse the Manager for certain reasonable out-of-pocket expenses. The Manager's annual management fee equals:

     .  1% on the first $1.0 billion of the average invested assets,

     .  0.75% on the next $500.0 million of the average invested assets and

     .  0.50% on the average invested assets above $1.5 billion.

     The term "average invested assets" for any period means the average of the aggregate book value of our assets, including the assets of all of our subsidiaries, before depreciation or reserves for bad debts or other similar noncash reserves, computed by taking the daily average of such values during such period. We paid management fees of approximately $3.2 million for the year ended December 31, 1998.

     The manager is also eligible to receive an annual incentive fee generally equal to 25% of the amount by which our funds from operations exceed the return on ten-year U.S. Treasury securities plus 5% per annum, calculated on a quarterly basis as follows:

     Quarterly Incentive Fee equals: 25% * [(funds from operations divided by weighted average number of our common shares outstanding) minus {(weighted average issue price of our common shares) * (ten-year U.S. Treasury Rate + 5.0%) divided by 4}] * (weighted average number of our common shares outstanding).

The following is an example to illustrate the calculation of the incentive fee.
     Based on the following assumptions:
          . Funds from operations of $0.50 per share during the quarter;
          . 10-year U.S. Treasury of 5.5%;
          . Weighted average shares outstanding is 11.5 million; and . Weighted average issue price is $16.00.

     The quarterly incentive fee would be calculated as follows:
          =  25% * [$0.50 - ($16 *(5.5%+5.0%) divided by 4)] * [11.5 million]
          =  25% * [$0.50 - ($.42)] * [11.5 million]
          =  25% * [$0.08] * [11.5 million]
          =  $230,000

In 1998, no incentive fee was paid to the manager.

WFSG

     WFSG is a diversified financial services company that is engaged primarily in the acquisition, servicing and resolution of non-discounted and discounted loans, as well as foreclosed real estate in the United States and foreign countries, currently France and the United Kingdom. WFSG also originates residential mortgage loans through correspondents, and services loans for third parties. WFSG, through its subsidiaries, provides the manager with substantially all of the managerial and administrative services required in connection with our operations.

     Beginning in August 1998, and continuing through the fourth quarter of 1998, WFSG was negatively impacted by conditions in the global financial marketplace (see "Recent Events" above) in a manner similar to that experienced by the Company. For the year ended December 31, 1998, WFSG realized a significant loss. In response to these events, WFSG entered negotiations with an unofficial committee of holders of its 13% Notes and 13% Series B Notes (collectively the "Notes") to convert this debt to equity. WFSG reached an agreement with the committee and submitted the resulting restructuring plan to a vote of noteholders. The restructuring plan was overwhelmingly ratified by the noteholders on March 1, 1999. The restructuring is being effected through a voluntary prepackaged Chapter 11 bankruptcy filing which was made by WFSG in the U.S. Bankruptcy Court for the District of Delaware on March 3, 1999. The confirmation hearing to approve such prepackaged bankruptcy reorganization is scheduled for April 12, 1999. Despite the favorable vote by noteholders, there can be no assurance that such plan will be approved on such date or at all.

     Through our independent directors, we were a party to the WFSG restructuring negotiations since we had an $18.4 million unsecured receivable from WFSG, bearing interest at 13%. Through our independent directors, we negotiated a settlement with WFSG and the unofficial committee of Noteholders pursuant to which we will receive $18.4 million principal amount of 6.0% PIK Notes due 2006 (the "New Notes"), contingent on the Company supplying debtor-in-possession ("DIP") financing to WFSG not to exceed $10.0 million. To the extent we do not fund or fund only a portion of the DIP facility, a proportionate amount of our claim will be treated pari passu with WFSG's Notes and converted to equity and the amount of the New Notes will be proportionately reduced. We also owed approximately $11.8 million in unsecured borrowings to Wilshire Credit Corporation ("WCC"), which services our assets and is owned by Andrew A. Wiederhorn and Lawrence A. Mendelsohn, the CEO and President of our Company. We agreed to pay WCC $15.0 million to satisfy the outstanding borrowings with the excess $3.2 million to be retained by WCC as prepayment of future servicing fees as part of the overall restructuring.

  In a letter to our directors, Value Partners Ltd, one of our shareholders, has expressed concern about our recent losses and our relationship with the Manager and WFSG, including the terms of the debt restructuring negotiated by our independent directors with WFSG. We believe that many if not all of these concerns are based on a misunderstanding of the facts and will be alleviated once we have an opportunity to discuss these matters with them. To this end, we have invited representatives of Value Partners Ltd. to meet with us at our offices in Portland, Oregon. Based on information contained in a Schedule 13D filing made by Value Partners Ltd., it is a Texas partnership that owns approximately 1,000,000 shares of our common stock for investment purposes.

     On December 31, 1998, WFSG owned approximately 8.6% of our outstanding common stock and had options to acquire up to an additional 9.9% of our common stock. We owned approximately $20.0 million principal amount of WFSG's 13% Series B Notes due 2004, which were carried at a book value of approximately $9.9 million on December 31, 1998. The December 31, 1998 carrying value is based on the pro-rata apportionment of the projected equity of the newly issued WFSG stock for which the Notes will be exchanged. Our independent directors are considering engaging a financial advisor in order to evaluate whether to retain, enhance, or dispose of our ownership interest in the restructured WFSG.

Servicing Arrangements

     We have entered into loan servicing agreements with Wilshire Credit Corporation, an affiliate of WFSG, and Wilshire Servicing Company U.K. Limited, a wholly-owned subsidiary of WFSG. We refer to Wilshire Credit Corporation as "WCC" and Wilshire Servicing Company U.K. Limited as the "European Servicer" and to these two entities collectively as the "Servicers". Under these servicing agreements, WCC and the European Servicer provide loan and real property management services to us, including billing, portfolio administration and collection services. In return, we have agreed to pay each of the Servicers a fee at market rates for servicing our investments and to reimburse them for certain out-of-pocket costs. We have prepaid $3.2 million of future servicing fee expense as part of the WFSG and WCC restructuring.

     WCC was formed in 1987 to engage in the loan and lease servicing business. On December 31, 1998, WCC was servicing approximately $3.0 billion of assets. WCC was adversely affected by the decrease in assets owned by its customers as a result of the market volatility in the fourth quarter of 1998 and is currently restructuring its indebtedness. This process is expected to be completed in the second quarter of 1999 in connection with the WFSG restructuring pursuant to which WCC's servicing operation will be transferred to a company controlled by WFSG. There can be no assurance as to when or if WCC will complete its restructuring. In the event WCC does not successfully complete its restructuring, we would need to locate a new servicer and the servicing of our assets might be adversely impacted in those circumstances.

Conflicts of Interest

     Conflicts of interest arise from our relationship with WFSG and its affiliates, including the Manager and the Servicers. In order to mitigate these conflicts of interest, our Articles of Incorporation provide that a majority of our Board of Directors must not be affiliated with WFSG. In addition, WFSG and its subsidiaries have agreed to not invest in:

     .   Subordinate mortgage-backed securities (except for those issued by
         WFSG),
     .   International discounted loans,
     .   U.S. discounted commercial loans,
     . Non-discounted loans secured by real estate located outside the United States,
     .   Real estate located outside the United States, and
     .   Commercial and multi-family real properties located in the United
         States,

unless a majority of our independent directors determines that we should not invest in a particular asset or group of assets that falls into one of the preceding categories. However, our right of first refusal with respect to these investments does not cover U.S. non-discounted loans, including mezzanine investments, senior mortgage-backed securities or mortgage-backed securities financing. The majority of our independent directors must approve of our purchase of any assets from WFSG or its affiliates.

     In determining whether an investment that is not subject to our right of first refusal is appropriate for WFSG or us, the Manager and we consider the current yield on an investment, legal and tax consequences relating to the investment, our liquidity needs and geographic and product concentrations in our investments. For further information, see Item 13 below.

Investments

     We seek to invest in real estate related assets that provide us with a certain risk-adjusted rate of return, current income and the opportunity for capital gains. We maintain a flexible approach with respect to the nature of our investments, seeking to take advantage of opportunities as they present themselves.

     At the time of our initial public equity offering in April 1998, our principal investment focus was on subordinate mortgage-backed securities, discounted loans, non-discounted loans secured by real estate located outside the United States, and the types of real estate described below. We referred to these categories as Primary Investments. However, our philosophy is to make investments as opportunities arise, whether or not they constitute Primary Investments.

     We have set forth below information regarding our principal categories of investment on April 6, 1998 ( the initial investments) and on December 31, 1998.


                                                            April 6, 1998 (1)              December 31, 1998
                                                       ----------------------------  -----------------------------
                                                           Carrying                        Carrying
                                                             Value          %                Value            %
                                                             -----          -                -----            -
                                                                         (dollars in thousands)
Mortgage-Backed Securities (2).......................        $ 95,015         56.9%         $148,805         39.0%
Discounted Loans (3)
   U.S. Commercial...................................          14,196          8.5             1,794          0.5
   International.....................................           3,349          2.0               704          0.2
                                                             --------        -----          --------        -----
     Total Discounted Loans..........................          17,545         10.5             2,498          0.7
Non-Discounted Loans:(3)
   U.S. Commercial (6)...............................           3,084          1.8            69,124         18.1
   International.....................................                                         44,006         11.6
                                                             --------        -----          --------        -----
     Total Non-Discounted Loans......................           3,084          1.8           113,130         29.7
Investment Properties (4)
   U.S. Commercial...................................          13,978          8.4            61,566         16.1
   International.....................................                                         23,439          6.2
                                                             --------        -----          --------        -----
     Total Investment Properties.....................          13,978          8.4            85,005         22.3
Other Investments (5)................................              --           --             9,933          2.6
Cash and Cash Equivalents............................          37,359         22.4             4,782          1.3
Other Assets (7).....................................                                         16,964          4.4
                                                             --------        -----          --------        -----
 Total Assets........................................        $166,981        100.0%         $381,117        100.0%
                                                             ========        =====          ========        =====


(1) We rescinded our purchase of approximately $9.6 million of loans and real estate at the time of our initial public offering after we determined that such investments were subject to sale agreements with third parties.
(2) Substantially all of our mortgage-backed securities are secured by residential mortgage loans.
(3) Substantially all of our discounted and non-discounted loans are secured by commercial or multi-family properties or have been extended to real estate holding companies which own commercial or multi-family properties.
(4) Substantially all of our investment properties are commercial or multi-family properties and also include real estate owned and is net of development costs and escrow deposits.
(5) Other investments consist of approximately $20.0 million principal amount of WFSG's 13% Series B Notes due 2004, which were carried at a book value of approximately $9.9 million as of December 31, 1998.
(6) Subsequent to December 31, 1998, one loan with a carrying value of $38.6 million as of December 31, 1998 was paid off.
(7) Other assets consisted primarily of $12.5 million of due from affiliates (an $18.4 million receivable net of a $5.9 million market valuation adjustment-See Note 12 of the Consolidated Financial Statements), $1.9 million of accrued interest receivable and $2.6 million miscellaneous other assets.

The following sections provide additional detail of specific investments as of December 31, 1998 and related discussion of strategic investment goals.

  Mortgage-Backed Securities

  Mortgage-backed securities are interests in pools of mortgages that have been securitized and are usually issued in multiple classes ranging in credit seniority. We focus on the subordinate classes, which we believe offer higher risk-adjusted returns. We seek to invest in subordinated mortgage-backed securities that provide consistent, recurring current income and that we believe may appreciate in value due to the prepayment and default experience of the underlying collateral. On December 31, 1998, substantially all of our mortgage-backed securities were backed by pools of residential mortgage loans and were subordinate in right of payment to more senior interests in those pools and consisted of 91 classes of mortgage-backed securities representing interests in 44 securitizations from 21 different issuers.

     On April 6, 1998, we acquired approximately $95.0 million mortgage-backed securities in connection with our initial public offering and the remainder were acquired from time to time during the remainder of 1998. Our mortgage-backed securities consist primarily of private-label securities backed by loans that were originated and are being serviced by unaffiliated non-governmental third parties ("Private-Label Securities") and, to a lesser degree, securities backed by loans that were previously held in the portfolio of WFSG or its affiliates and for which WFSG or one of its affiliates is continuing to act as servicer ("Retained Securities"). In addition, as of December 31, 1998, approximately $4.9 million (by book value) of our mortgage-backed securities consisted of interest only securities.

     A substantial percentage of our portfolio of mortgage-backed securities consisted of subordinated mortgage-backed securities ("Subordinated Mortgage-Backed Securities"), which are the non-investment grade classes of mortgage-backed securities that provide credit enhancement to more senior classes of such securities by having a lower payment priority in the cash flow from the underlying mortgage loans and absorbing any losses on the underlying mortgage loans prior to the senior classes. On "senior/subordinate" transactions, each subordinate class has a principal face amount equal to the subordination level required for the classes, if any, which are senior to the respective subordinate class and the subordination level required at the respective rating (i.e., BBB, BB, B, UR).

     At December 31, 1998, we valued our securities available for sale portfolio and gross unrealized gains and losses thereon as follows:

                                                                  Gross                  Gross
                                       Amortized Cost           Unrealized            Unrealized
                                            (1)                 Gains (1)             Losses (1)          Fair Value
                                    -----------------      ------------------     -----------------     ----------------
                                                                    (dollars in thousands)

 Mortgage-backed securities....              $179,243                     $98               $30,536             $148,805
 Other securities (2)..........                 9,933                      --                    --                9,933
                                    -----------------      ------------------     -----------------     ----------------

                                             $189,176                     $98               $30,536             $158,738
                                    =================      ==================     =================     ================

(1) The amortized cost of the investment securities are net of the market valuation adjustments discussed in "Results of Operations". The unrealized gains and losses represent market value declines that, unlike "market value adjustment," management believes are temporary. At this time, management's expectations for the performance of the underlying loans in these securities has not changed, and even if market values of these securities do not improve, we expect to recapture our investment as the underlying collateral and securities pay down.
(2) These securities consist primarily of certain publicly issued debt securities of WFSG. Pursuant to the proposed debt restructuring of WFSG, these securities would be converted into equity in WFSG. The valuation of these securities is based on our ratable post-conversion share of the projected restructured equity of WFSG.


The following table presents our mortgage-backed securities portfolio, by rating category, as of December 31, 1998.

                         Ratings of Mortgage-Backed Securities
                         -------------------------------------
                                                                                              Net Book
Rating Category (1)                                                                            Value
-------------------                                                                            -----
AAA/Aaa1 to A-/A3......................................................................            $  2,580
BBB+/Baa1 to BBB-/Baa3.................................................................              24,688
BB+/Ba1 to BB-/Ba3.....................................................................              49,620
B+/B1 to B-/B3.........................................................................              15,362
CCC+/Caa1 to CCC-/Caa3.................................................................                   4
Unrated................................................................................              56,551
                                                                                                   --------


     Total.............................................................................            $148,805
                                                                                                   ========

     (1) Most recent rating by an independent rating agency.

Non-Discounted Loans

  We consider non-discounted loans to be performing and sub-performing loans that are available for purchase at prices that more closely approximate their unpaid principal balances. Non-discounted loans include:

           Commercial Loans.  Performing loans secured by commercial and multi-
           ----------------
           family properties located in the United States and the United
           Kingdom.

           Non-discounted Single-family Residential Loans.  Non-discounted loans
           ----------------------------------------------
           to individuals who do not qualify for traditional "A" credit because their credit histories, debt to income ratios or other factors do not meet the standard lending criteria established by federal agencies such as the FNMA. These loans are secured by first mortgages on family residences located in the United States.

           Mezzanine Investments.  Mortgage loans that are subordinate to first
           ---------------------
           priority mortgage loans, loans that are secured by the equity in real estate holding companies and preferred equity investments in real estate holding companies. At December 31, 1998, this category of loans accounted for $69.0 million or 59.7 % of our total loan assets and 18.1 % of our total assets.


     We seek to identify and acquire non-discounted loans that provide current cash income and still meet our requirements with respect to risk-adjusted rates of return. Our investment emphasis with respect to non-discounted loans is on current income. At December 31, 1998, non-discounted loans had an aggregate book value of $113.1 million and are primarily secured by mortgages or deeds of trust on commercial or multi-family real property. At December 31, 1998, approximately $68.5 million or 60.6% of our non-discounted loans were secured by real properties located in the United States ("U.S. Non-Discounted Commercial Loans") and the remainder are secured by real properties located outside the United States, primarily in Western Europe ("International Non-Discounted Loans"). Subsequent to December 31, 1998, a non-discounted loan to Southern Pacific Funding Corporation, with a book value of $38.6 million and secured by certain subordinate mortgage-backed securities, was paid off.

U.S. Non-Discounted Commercial Loans

     U.S. Non-Discounted Commercial Loans were originated by various unrelated parties under different underwriting criteria at different times and were acquired at various times. At December 31, 1998, our U.S. Non-Discounted Loans were secured by a variety of commercial properties. Most of our U.S. Non-Discounted Commercial Loans were secured by first priority liens and were current as to their monthly payments.

     Set forth below is a brief description of the principal U.S. Non-Discounted Commercial Loans in our loan portfolio at December 31, 1998 (excluding the loan to Southern Pacific Funding Corporation noted above).


     NW Cornell & Miller. This is a first lien mortgage loan for the construction of a private school located in Portland, Oregon. The loan is a construction line in the original amount of $4,878,300. The loan matures May 1999 and has a fixed interest rate of 9.00%. The construction loan will then be rolled into a ten year fixed rate loan at 9%, due 5/1/2009 interest only for the first year with the interest capitalized onto the note, then amortizing over a 29 year term, with balloon payment due at end of the 10th year.

     Blackstone Hotel Acquisitions Company. This is a mezzanine loan, with a book value of $44.6 million on five luxury hotels in London, England, including the Savoy Hotel, the Connaught and Claridge's Hotel. The loan was made in pounds sterling and bears interest at a LIBOR based rate and matures in June 2003.

     Starrett-Lehigh, 601 West 26th Street. This is a 50% subordinate ownership of the mezzanine debt on the Starrett Lehigh building in New York City. The total original loan in the amount of $152 million was used to acquire the building, and the borrower placed an additional $26 million in reserves for capital expenditures and interest. The original loan was divided into a senior portion of approximately $102 million, and a subordinate (mezzanine) portion of approximately $50 million.

     The mezzanine loan pays interest at a rate of Libor plus 4.75%, with principal due on the maturity date in July 2001. The loan to value ratio on an as-is basis at the time of acquisition was 98%; however, upon completion of the planned improvements, the estimated LTV will be 75%.

     The building is a two million square foot, nineteen-story warehouse/showroom type building in the Chelsea section of Manhattan. The improved building is expected to be a major hub for art galleries and other design showrooms. All reports to date indicated that the project is ahead of schedule on both renovations and lease up.

Discounted Loans

     Our discounted loans consist of mortgage loans that are in default or for which default is likely or imminent or for which the borrower is currently making monthly payments in accordance with a forbearance plan. These loans generally are purchased at a discount to both the unpaid principal amount of the loan and the estimated value of the underlying property. Hence, we refer to these mortgage loans as discounted loans throughout this document. Furthermore, we refer to discounted loans that are secured by commercial or multi-family real properties in the United States as "U.S. Discounted Commercial Loans." We refer to discounted loans that are secured by residential, commercial or multi-family real properties outside the United States as "International Discounted Loans."

     At December 31, 1998, the Company had approximately $1.8 million of U.S. Discounted Loans and approximately $0.7 million of International Discounted Loans. International Discounted Loans are secured by real property in the United Kingdom and France. Discounted Loans were originated by various unrelated parties under different underwriting criteria at different times and were acquired at various times.

     We seek to identify and acquire discounted loans that will meet our risk-adjusted return objectives over an 18 to 24 month period. During this period, we typically either restructure the terms of the loans or exercise our rights to acquire control of the underlying property. With respect to discounted loans, we generally seek to cause the owners of the properties to take steps to improve the cash flow on the property and bring the loan current or to foreclose on the
property and implement our own plan to improve cash flow.   We also seek to
diversify our investments in discounted loans and other real estate investments geographically in order to reduce our exposure to the real estate cycle in any one geographical area.

     The book value recorded on our financial statements generally reflects the purchase price paid by us for such loan. We generally expect to recover the excess of the estimated value of the property over the purchase price. We do not accrue interest or recognize income on such loans until we receive cash in respect of such loans.

  At December 31, 1998, our discounted loans were secured by a variety of commercial properties including warehouses, small office buildings, hotels, multi family units and mixed use residential properties. Substantially all of our discounted loans were secured by first priority liens and were located primarily in California and the northeastern portion of the United States.

Real Estate

     We invest in commercial and multi-family real properties located in the United States and the United Kingdom and residential properties located in the United Kingdom.

     On the completion of our initial public offering on April 6, 1998, we acquired fourteen U.S. Commercial Properties with a book value of approximately $14.0 million. Since our initial public offering, we acquired additional U.S. Commercial Properties with a book value of approximately $46.3 million, international real estate of approximately $22.6 million, and we rescinded the purchase of five U.S. Commercial Properties acquired at the time of such initial public offering with a book value of approximately $0.9 million, resulting in us holding eleven U.S. Commercial Properties with a book value of approximately $61.6 million and twenty-one International Commercial Properties with a book value of $23.4 million, at December 31, 1998. The acquisition of these five properties was rescinded after we determined that they did not meet our investment criteria.

     The following table sets forth information regarding our investments in real estate at December 31, 1998.

                                 Commercial Properties

                                                                      Approximate                                   Weighted
                                                                      Percentage                                     Average
                                                              Net     Leased at                                     Rent Per
  Date                                        Year Built/  Leaseable  December 31,        No. of      Annualized   Square Foot
Acquired  Name of Property        Location     Renovated    Sq. Ft.      1998             Leases       Rent(1)      Occupied
--------  ----------------        --------    -----------  ---------  ------------        ------      ----------   -----------

  4/8/98  1776 SW Madison       Portland, OR        1961     15,000      100%               2             240,000       16.00
          Street

  4/6/98  1705 SW Taylor        Portland, OR        1960     28,000      100%               4             317,604       11.34

 4/27/98  1631 SW Columbia      Portland, OR      na         12,999      100%               2             155,988       16.00
          Street

 4/21/98  G.I. Joe's            Gresham, OR         1987     55,888      100%               1             447,108        8.00

 4/21/98  G.I. Joe's(2)         Wilsonville, OR     1978    170,398      100%               1             759,780        4.42

 4/21/98  G.I. Joe's            Salem, OR       1976/94,     96,933      100%               1             642,036        6.69
                                                 1981/98

 4/21/98  G.I. Joe's            Tualatin, OR   1985/1985     55,100      100%               1             681,200       12.00

 4/21/98  G.I. Joe's            Milwaukee, OR  1972/1989     66,545      100%               1             485,816        7.00

  4/6/98  Tigard Business       Tigard, OR     1972/1974    113,841      100%               7             521,580        4.58
          Park(3)

  4/6/98  Eugene Warehouse      Eugene, OR      unknown      84,912      100%               1             281,288        3.31

 6/29/98  Salem Warehouse       Salem, OR      1946-1957    387,240      100%               1             748,140        1.93
          (Agripac)

 6/26/98  Valencia              Valencia, CA        1998     48,140        --              n/a                n/a         n/a
          Commerce Center

 9/29/98  Valencia II Land      Valencia, CA      n/a           n/a       n/a              n/a                n/a         n/a
                                                                                           n/a                n/a         n/a
11/18/98  Buena Vista           Irwindale, CA     n/a       654,734       n/a
          Business Park

  7/7/98  1701 SW Jefferson     Portland, OR      n/a            --      100%               1             120,000       12.00

 4/21/98  G.I. Joe's -          Wilsonville, OR   n/a       474,804       n/a              n/a                n/a         n/a
          Excess Land

  4/6/98  Eugene Warehouse      Eugene, OR          1998     65,016       n/a              n/a                n/a         n/a
          II - Excess Land

 6/29/98  Salem Warehouse       Salem, OR         n/a       592,677       n/a              n/a                n/a         n/a
          - Excess Land

 6/30/98  Warner Estates        United          various     227,977       99%              61           2,545,579       11.32
                                Kingdom

__________________________
n/a  Not applicable
(1) Annualized rent for the current period represents the base fixed rental scheduled to be paid by the tenants under the terms of the related lease agreement, which amount generally does not include payments on account for real estate taxes, operating expenses, and utility charges. We believe that annualized rent is helpful to investors as a measure of the revenues we could expect to receive from our leases. However, we cannot assure you that scheduled lease revenues will equal the actual lease revenues we received in the past.
(2)  This property was built in three phases.
     Phase 1 - Distribution Warehouse-built in 1978. It contains 104,497 sq. ft. with 4,044 sq.ft. of interior two story finished area.
     Phase 2 - Corporate Office-built in 1983. It is a single story structure containing 24,392 sq. ft.
     Phase 3 - This an addition to the warehouse built in 1968. It contains 4, 159 sq. ft.
(3) Subsequent to December 31, 1998 Tigard Business Park was sold for approximately its book value.

     Set forth below is a brief description of each of the properties set forth in the above table:

     1776 SW Madison Street ("Madison Building"). This three-story, brick office building is located 16 blocks from downtown Portland and is adjacent to the light-rail transit line. The building, which is currently leased to WFSG and its affiliates, serves as WFSG's corporate headquarters. This property, which was upgraded and remodeled in 1996, was originally constructed in 1961. The lease with WFSG expires in December 2001 and the rent is competitive for the Portland, Oregon marketplace.

     Taylor Street Buildings. The Taylor Street Buildings consist of two office/industrial buildings located 16 blocks from downtown Portland. Currently the properties are occupied by WFSG and an affiliate of WFSG, Wilshire Leasing Limited, under leases which expire in December 2001 on competitive terms in the Portland, Oregon marketplace.

     1631 SW Columbia Street ("Columbia Buildings"). This office building is located 16 blocks from downtown Portland and is adjacent to the light-rail transit line. The building is currently leased to WFSG and its affiliates. This property, which was upgraded and remodeled in 1998, was originally constructed in 1961. The lease with WFSG expires in April 2003 and the rent is competitive for the Portland, Oregon marketplace.

     G.I. Joe's. The G.I. Joe's properties are comprised of five (5) retail buildings and G.I. Joe's Headquarters Office Complex/Warehouse/Distribution Center, totaling approximately 445,000 square feet. The retail buildings are located in Salem (two buildings adjacent to each other), Milwaukee, Tualatin, and Gresham, all major cities in the State of Oregon. The Office/Warehouse/Distribution Center is located in Wilsonville, Oregon. All of the buildings are leased to G.I. Joe's on competitive market rents under fifteen year leases ending in April 2013. G.I. Joe's subleases 29,952 square feet in Salem to Office Depot, Inc. The land at the Gresham location is under a 50-year ground lease (expiration in year 2037) with five (5) 10-year options between G.I. Joe's and Gresham RPR Associates, an unaffiliated entity. Adjacent to the Office/Warehouse/Distribution Center is a 10.90 acre tract available for future development by the Company.

     Tigard Industrial Park. This multi-tenant, industrial business park consists of four buildings located on 7.7 acres close to I -5 and Highway 217. The buildings are tilt-up concrete construction with 14 grade-level doors and 18 dock-high doors. The facility currently has six tenants with leases which expire between 1998 and 2002. Subsequent to December 31, 1998 this property was sold for approximately its book value.

     90005 Prairie Road ("Eugene Warehouse"). This building is located on 4.5 acres with access to the I -5 freeway via Belt Line Road and to the Eugene-Springfield metropolitan and Gateway areas. The property is served by an on-site rail spur, and the property is within the West Eugene enterprise zone. This property has one tenant (which is not affiliated with WFSG or the Company) under a lease which expires in November 2000.

     98875 Prairie Road ("Eugene Warehouse"). This warehouse/distribution center building is under construction an id substantially finished. It has 65,016 square feet and is located on 3.0 acres directly adjacent to 90005 Prairie Road. Pre-leasing activities has commenced on this property.

     1745 Oxford Street ("Salem Warehouse (Agripac)"). This property is a commercial warehouse located in Salem, Oregon. As of December 31, 1998, it was 100% leased to Agripac, Inc. at a competitive market rate until February 2008.

     Salem Warehouse -- Excess Land. We developed a warehouse of approximately 250,000 square feet on a 13.475 acre parcel adjacent to the property.

     28130 Harrison Parkway ("Valencia Commerce Center"). This property is a 48,140 square foot warehouse located in the Valencia Gateway, the largest master-planned enterprise for business, technology, and industry in Los Angeles County. The property site has excellent access to Interstate 5.

     1701 SW Jefferson Street. This office building is located 16 blocks from downtown Portland and is adjacent to the light-rail transit line. The building is currently leased to Tommy Luke Flowers, Inc. ("Tommy Luke"). This property was originally constructed in 1960. The lease with Tommy Luke will expire in April 1999.

     28101 Witherspoon Parkway (Valencia Commerce Center II). This property was acquired on September 25, 1998 and consists of a 7.09 acre parcel of land located in the Valencia Commerce Center zoned for business part uses. A 134,360 sq. ft. distribution/warehouse building has been designed for the site with construction commencing in the late Spring of 1999. A broker has been engaged to pre-lease the building. The Valencia Commerce Center in located in the Valencia Gateway, the largest master-planned enterprise for business, technology, and industry in Los Angeles County.

     Business Vista Business Park, 2400 Block of Bateman Avenue, Irwindale, California. This property was acquired on November 18,1998 and consists of 11 level finished industrial zoned lots ranging from 34,925 to 154,943 square feet and totally 654,794 square feet or 15.032 acres. The parcels are fully improved with all the major off-sites in place, i.e., paved-streets, street lights, curbs, gutters and utilities. We intend to construct three warehouse/distribution buildings totaling 165,650 square feet. on 5 of the 11 lots. The remaining lots have been listed with a local broker and will be sold individually or as a package. Irwindale is located at the center of the San Gabriel Valley which is located between the inland empire region and downtown Los Angeles. This site has excellent access to the 210 and 605 freeways.

     Warner Estates. At December 31, 1998 our investment in International Commercial Properties consisted of 21 properties in the Midlands and Southeast of England with a total of approximately 228,000 square feet. The properties were used 57%, 23%, and 20% for retail, office, and industrial purposes, respectively, based on income.

     Lease Expirations. The following table sets forth a summary schedule of the lease expirations for the Commercial Properties (other than the Foreclosed Properties) for leases in place as of December 31, 1998, assuming that none of the tenants exercise renewal options or termination rights, if any, at or prior to the scheduled expirations.

                                                                                                                    Percentage
                                                      Percentage of                          Average Base Rent      Aggregate
                  Number of     Square Footage     Aggregate Portfolio     Annualized Base    per Square Foot of    Portfolio
Year of Lease     Leases         Expiring of             Leased           Rent of Expiring        Expiring          Annualized
Expiration (1)    Expiring         Leases             Square Feet            Leases (2)           Leases (3)        Base Rent
--------------    --------         ------             -----------            ----------           ----------        ---------
1999............     10            22,391                  1.69%            $  249,464              $11.14              3.11%
2000............      5           118,832                  8.99                454,516                3.82              5.67%
2001............      7            46,321                  3.50                428,413                9.25              5.34%
2002............     11           131,853                  9.97              1,044,922                7.92             13.03%
2003............      6            16,147                  1.22                242,713               15.03              3.03%
2004............      5            42,203                  3.19                290,050                6.87              3.62%
2005............      2               435                  0.03                 24,150               55.52              0.30%
2006............      4             7,578                  0.57                113,696               15.00              1.42%
2007............      2             1,000                  0.08                 31,951               31.95              0.40%
2008 and beyond.     27           935,395                 70.76              5,141,578                5.50             64.08%
                     --         ---------                ------             ----------              ------            ------
                     79         1,322,155                100.00%            $8,021,453              $ 6.07            100.00%

___________________
(1)  Lease year is on a calendar year basis.
(2) Annualized base rent is calculated based on the amount of schedule rent in the expiring year.
(3) Annualized base rent per square foot is calculated using the annualized base rent divided by a weighted average square footage.

     Mortgage Indebtedness. Our general strategy is to leverage our investments by incurring borrowings secured by such investments. Set forth below is information regarding our mortgage indebtedness relating to U.S. Commercial Properties as of December 31, 1998.

                                                               Interest           Maturity                               Annual
Property                              Principal Amount           Rate               Date             Amortization       Payments
--------                              ----------------       ------------       ------------       ----------------    ----------
Madison Building (1)                       $   899,839               9.10  %         11/1/06           25 Years        $   93,760
Madison Building - Second Lien                 625,000              10.00            10/1/08           25 Years            68,153
Taylor Buildings (2)                         1,158,252               9.10            11/1/06           25 Years           120,817
Taylor Buildings - Second Lien               1,040,000              10.00            10/1/08           25 Years           113,406
Tigard Industrial Park                       2,332,966               9.75             5/1/05          247 Months          282,262
Tigard Industrial Park - Second Lien         1,200,000              10.00            10/1/08           25 Years           130,853
Eugene Warehouse (3)                         1,093,424              10.63             1/1/99           30 Years           133,080
Eugene Warehouse - Second Lien               1,258,000              10.00            10/1/08           25 Years           137,178
Agripac (4)                                  6,247,500              10.00            10/1/08           25 Years           681,253
Valencia (5)                                 3,028,006              10.00            10/1/08           25 Years           330,186
Tommy Luke (6)                                 935,000              10.00            10/1/08           25 Years           101,956
Columbia                                     1,295,000              10.00            10/1/08           25 Years           141,212
GI Joe's (9)                                20,839,946               7.61            5/11/08           25 Years         1,897,756
Warner Estates (10)                         18,623,643               7.95            8/31/03          2 Years (8)       1,480,580

_______________
(1)  The Madison Building loan has a balloon payment of $773,656 at maturity.
(2)  The Taylor Buildings loan has a balloon payment of $994,331 at Maturity.
(3) The Eugene Warehouse note's annual payments include two (2) monthly payments and a balloon payment of $1,110,748.
(4)  The Agripac Loan has a balloon payment of $5,257,372.
(5)  The Valencia loan has a balloon payment of $2,548,115.
(6)  The TommyLuke loan has a balloon payment of $786,816.
(7)  The Columbia loan has a balloon payment of $1,089,762.
(8)  Interest only with balloon payment at maturity.
(9) The G.I Joe's loan has an anticipated prepayment date of May 11, 2008. If the loan is not repaid by this date, the interest rate will increase to a new rate as specified in the loan agreement, which will be at least two percentage points higher. This loan has a balloon payment of $16,507,832.
(10) U.S. dollar  equivalents.  Loan is denominated in pounds sterling.

     Significant Properties

     Set forth below is additional information with respect to G.I. Joe's, which is deemed "significant" under Commission requirements.

     Depreciation. The basis, net of accumulated depreciation, of G.I. Joe's aggregated approximately $21.1 million as of December 31, 1998. The real property associated with G.I. Joe's (other than land) generally will be depreciated for federal income tax purposes over 39 years using the straight-line method. For financial reporting purposes, G.I. Joe's is recorded at its historical cost and is depreciated using the straight line method over its estimated useful life, which is estimated to be 35 years.

     Real Estate Taxes. The 1998 annual real estate taxes paid on G.I. Joe's were approximately $270,085. Of this amount, only $12,815 (for excess land) is an obligation of the Company as G.I. Joe's, Inc. is responsible for property taxes on the leased real estate according to the terms of the leases.

     Occupancy. At December 31, 1998, all six (6) properties were leased to G.I. Joe's under five (5) separate leases. The tenant is engaged in the retailing of sporting goods and automotive products. The tenant owned and occupied five of the six locations (except the 29,952 square feet building in Salem) at the time we purchased the buildings. Accordingly, there is no prior occupancy data since the current tenant owned and occupied the properties before our acquisition. According to the terms of the lease, G.I. Joe's is required to pay certain reserves on a monthly basis for 10 years, commencing with the beginning of the leases. G.I. Joe's is current in the payment of these reserves, except that they paid the "Licensing

Commission Reserve ($11,943/ Month) and the "Insurance Reserve ($2,059/ Month)" under protest. Subsequent to the date of this report, G.I. Joe's has filed suit against the Company for relief from these reserve payments.

  Lease Expirations. At December 31, 1998, G.I. Joe's leases all the buildings under five (5) separate leases which all expire in April 2013. All five (5) leases will expire in April 2013. The tenant has two (2) five-year options upon lease expiration. The average rental rate is $6.70 per square foot (total annual rent of $2,975,940) for the first five years, on a triple net basis. The rental rate will be adjusted every five years based on the Consumer Price Index.

Funding Sources

  In order to maximize the return on our investments, we generally fund acquisitions with third party debt financing so that our invested capital represents a small percentage of the purchase price. The principal sources for funding loans and mortgage-backed securities are warehouse and repurchase agreements with major investment banks. Funding for real property assets generally are longer-term traditional mortgage financing with banks and other financial institutions. Management closely monitors rates and terms of competing sources of funds on a regular basis and generally utilizes the source which is the most cost effective. Following the substantial market volatility in the fourth quarter and significant declines in valuations for mortgage-backed securities, the availability of financing for purchases of mortgage-backed securities has generally declined and is generally on less favorable terms. In addition, we are seeking to obtain longer term financing for a portion of our assets to decrease the risk of forced asset sales to meet collateral calls.

  The following table sets forth information relating to our borrowings and other interest-bearing obligations at December 31, 1998.


                  Borrowings and Interest-Bearing Obligations

                                              December 31,1998
                                            ---------------------
                                            (Dollars in thousands)

      Short-term Borrowings................       $223,766
      Other Borrowings.....................         60,577
                                                  --------
          Total............................       $284,343
                                                  ========

  The following table sets forth certain information related to the Company's short-term borrowings. During the reported period, short-term borrowings were comprised of warehouse lines, repurchase agreements and other short-term facilities. Averages are determined by utilizing month-end balances.


                             Short-Term Borrowings

                                                                At or for the Year
                                                                       Ended
                                                                 December 31,1998
                                                              -----------------------
                                                              (Dollars in thousands)
Warehouse and repurchase agreements:
  Average amount outstanding during the period................       $254,945
  Maximum month-end balance outstanding during the period.....       $475,351
  Weighted average rate:
     During the period........................................            7.2%
     At end of period.........................................            7.6%

Asset Quality

  We are exposed to certain credit risks related to the value of the collateral that secures our loans and the ability of borrowers to repay their loans. Management closely monitors our pools of loans and foreclosed real estate for potential problems on a periodic basis and reports to the Board of Directors at regularly scheduled meetings.

  Non-Performing Loans. It is our policy to establish an allowance for uncollectible interest on loans that are over 90 days past due or sooner when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. Upon such a determination, those loans are placed on non-accrual status and deemed to be non-performing. When a loan is placed on non-accrual status, previously accrued but unpaid interest is reversed by a charge to interest income.

  Foreclosed Real Estate. We carry our holdings of foreclosed real estate at the lower of cost or fair value. Foreclosed real estate held by the company is periodically re-evaluated to determine that it is being carried at the lower of cost or fair value less estimated costs to sell. Holding and maintenance costs related to properties are recorded as expenses in the period incurred. Deficiencies resulting from valuation adjustments to foreclosed real estate subsequent to acquisition are recognized as a valuation allowance. Subsequent increases related to the valuation of real estate owned are reflected as a reduction in the valuation allowance, but not below zero. Increases and decreases in the valuation allowance are charged or credited to income, respectively.

  Allowances for Loan Losses. We maintain an allowance for loan losses at a level believed adequate by management to absorb estimated incurred losses in the loan portfolios. The allowance is increased by provisions for loan losses charged against operations, recoveries of previously charged off credits, and allocations of discounts on purchased loans, and is decreased by charge-offs. Loans are charged off when they are deemed to be uncollectible.

  When we increase the allowance for loan losses related to loans other than discounted loans, we record a corresponding increase to the provision for loan losses in the statement of operations. For discounted loans, increases to the allowance for loan losses are recorded shortly after each acquisition of a pool by allocating a portion of the purchase discount deemed to be associated with measurable credit risk. The allocation is based on the analyses of specific valuation allowances discussed above. Amounts allocated to the allowance for loan losses from purchase discounts do not increase the provision for loan losses recorded in the statement of operations; rather they decrease the amounts of the purchase discounts that are accreted into the interest income over the lives of the loans. If, after the initial allocation of the purchase discount to the allowance for loan losses, management subsequently identifies the need for additional allowances against discounted loans, the additional allowances are established through charges to the provision for loan losses.

The following table sets forth the activity in the allowance for loan losses during the periods indicated.

                   Activity in the Allowances for Loan Losses

                                                                          Year Ended
                                                                       December 31, 1998
                                                                     ----------------------
                                                                     (Dollars in thousands)
      Balance, beginning of period.................................        $    --
      Allocation of purchased loan discount:
         at acquisition............................................          7,416
         at disposition............................................         (1,312)
      Charge offs..................................................           (901)
      Recoveries...................................................             --
      Provision for loan losses....................................          5,905
                                                                           -------
      Balance, end of period.......................................        $11,108
                                                                           =======

      Total provision for losses for the year ended December 31, 1998 was $ 11.8 million, which included a $5.9 million valuation adjustment of an unsecured $18.4 million receivable from WFSG, in addition to the $5.9 million of loan loss provision included in the schedule above. The receivable from WFSG, net of this valuation adjustment, is included in due from affiliates in the consolidated statement of financial condition as of December 31, 1998. See Note 12 to the Consolidated Financial Statements.

  The table below sets forth the delinquency status of our non-discounted loans at the dates indicated.


                Delinquency Experience for Non-Discounted Loans

                                                                       December 31, 1998
                                                                 ------------------------------
                                                                                    Percent of
                                                                                   ------------
                                                                     Balance        Portfolio
                                                                 ----------------  ------------
                                                                    (Dollars in thousands)
Period of Delinquency:
  31-60 days...................................................     $      --           --%
  61-90 days...................................................           514          0.4
  91 days or more(1)(2)(3).....................................        39,316         32.9
                                                                      -------         ----
     Total loans delinquent....................................       $39,830         33.3%
                                                                      =======         ====

__________________

(1)  All loans delinquent over 90 days were on nonaccrual status.
(2) We classify loans as discounted or non-discounted on a pool basis. Each pool is designated as discounted or non-discounted based on whether the pool consists primarily of discounted or non-discounted loans at the time of acquisition. For example, a pool of non-discounted loans may contain non-performing loans at the time of acquisition as long as the non-performing loans were not the primary component of the pool at the time. As a result, the Company does not believe that the information is a meaningful indicator of the delinquency experience on its non-discounted loans.
(3) Includes one loan for $38,560 to a party that filed a petition for reorganization under Chapter 11 in the United States Bankruptcy Court for the District of Oregon. Subsequent to December 31, 1998, this loan was paid off.

Computer Systems and Other Equipment

     We believe that the Manager's use of information technology is a key factor in achieving a competitive advantage in acquiring pools of loans, minimizing operating costs and increasing overall profitability. In addition to standard industry software applications, management, through WFSG and its affiliates, has developed applications designed to provide decision support and automation of portfolio tracking and reporting.

     Many existing computer software programs and other technologically dependent systems use two digits to identify the year in date fields and, as such, could fail or create erroneous results by or at the Year 2000. We, the Manager and the Servicer utilize a number of technologically dependent systems to operate, service mortgage loans and manage mortgage assets. The Manager and Servicer have formed a committee to address year 2000 issues ("the Committee") that reports directly to WFSG's executive committee. The Committee is headed by WFSG's Chief Information Officer and includes representatives from across departments within the Manager and Servicer as well as management of the Company.

     The Committee has conducted an inventory of all systems for the Manager and Servicers, classifying each as either "critical" or "non-critical". For non-critical systems, the Committee has obtained a certification from the vendor that the applicable package is "Year 2000 compliant". For systems deemed "critical", the Committee has developed detailed test plans and created separate Year 2000 test environments.

     The Manager and Servicers began testing of critical systems in 1997 and completed substantially all necessary testing by the end of 1998. Testing of internally developed systems is near completion, and changes which have resulted from testing to date are being coded and moved into production. Of the testing begun on critical systems supplied by outside vendors, one system's testing is near completion. Following the testing phase, each department's executive management will be responsible for certifying that their staff has tested critical code and deemed it adequate.

     Our operations are overseen by our Manager, and in accordance with the management agreement, all operating costs including costs related to the Year 2000 issue are covered in the management fee agreement. The financial impact of becoming Year 2000 compliant has not been and is not expected to be material to us or our results of operations. Aside from limited hardware costs, the Manager's parent company's primary expense related to Year 2000 compliance is allocation of existing staff. The Committee estimates the total cost related to Year 2000 compliance to be approximately $0.5 million.

     The significant risk of Year 2000 non-compliance is the Servicer's inability to perform necessary loan servicing activities. To the extent the loan servicing system is not Year 2000 compliant, the ability to service loans would be in jeopardy.

     Based on the results of testing performed to date, we are confident that the Manager and Servicer are appropriately addressing the Year 2000 issues. Critical systems supplied by outside vendors have undergone testing not only by the Manager and Servicer, but by other customers of the vendors as well. WCC's loan servicing system is an internally developed system and therefore, information technology personnel are very familiar with the system and believe their efforts will have favorable results.



ITEM 2.  PROPERTIES

OFFICES

  We do not maintain an office. We rely on the facilities provided by our Manager, WRSC. For a description of our investment properties see "Business" above.


ITEM 3.  LEGAL PROCEEDINGS

  The registrant is not a party to any material legal proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matter was submitted to a vote of security holders during the period covered by this report.

PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTER

     Effective April 6, 1998, our common stock, par value $0.0001 per share (the "Common Stock") became quoted on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") under the symbol "WREI." The initial public offering price was $16.00 per share. Through February 28, 1999, our Common Stock has traded between $2 1/16 and $17 7/16 per share. The approximate
number of record holders of our Common Stock at February 28, 1999 was       14.
Prior to April 6, 1998, there was no public market for the Company's Common
Stock.

     The following table sets forth the amount of cash dividends declared on the common stock during the periods indicated.

                                                              Cash Dividends
                                1998                            Per Share
                    ______________________________            ______________

                    Second quarter (from April 6)                $   0.27
                    Third quarter                                    0.40 (1)
                    Fourth quarter                                   -

(1) The Company has delayed the expected payment date of a $0.40 cash dividend payable on October 27, 1998 to shareholders of record on September 30, 1998 to at least April 27, 1999, at which time the status would be reviewed.
     The Company will pay interest, at the rate of 4% per annum, on the amount due calculated from the previously announced payment date through the date of the actual payment. There can be no assurance that the payment will be made April 27, 1999 and not further delayed

     Future payments of cash dividends will depend upon the financial condition, results of operations, capital requirements and tax status of the Company as well as other factors deemed relevant by the Board of Directors.


ITEM 6.  SELECTED FINANCIAL DATA AND OPERATING STATISTICS


                                 SELECTED CONSOLIDATED FINANCIAL DATA

     The following table sets forth selected historical, financial and operating data on a consolidated basis at December 31, 1998 and for the year ended December 31, 1998. The selected consolidated financial data as of December 31, 1998 was derived from our audited consolidated financial statements. The information contained in this table should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and our historical consolidated financial statements, including the notes thereto, included elsewhere in this report.

                                                                                              Year Ended
                                                                                         December 31, 1998(1)
                                                                                         ---------------------
                                                                               (dollars in thousands, except share data)

Statement of Operations Data:
Net Interest Income:
  Loans, loans held for sale and discounted loans...................................               $    10,838
  Securities........................................................................                    15,709
  Other investments.................................................................                     1,145
                                                                                                   -----------
     Total interest income..........................................................                    27,692
  Interest expense..................................................................                    13,608
                                                                                                   -----------
     Net interest income before provision for estimated losses......................                    14,084
  Provision for loan losses                                                                             11,842
                                                                                                   -----------
     Net interest income after provision for estimated losses.......................                     2,242
                                                                                                   -----------

Real Estate Operations:
  Operating income..................................................................                     4,939
  Operating expense.................................................................                       345
                                                                                                   -----------
   Real estate income before interest and depreciation..............................                     4,594
                                                                                                   -----------
  Interest expense..................................................................                     2,853
  Depreciation......................................................................                       963
                                                                                                   -----------
     Total real estate operations...................................................                       778
                                                                                                   -----------

Other Operating (Loss) Income:
  Market valuation adjustments......................................................                   (54,822)
  Gain on sale of securities........................................................                       943
  Gain on sale of loans.............................................................                     1,320
  Gain on foreign currency..........................................................                        23
                                                                                                   -----------
     Total other operating loss.....................................................                   (52,536)
                                                                                                   -----------

Operating Expenses:
  Management fees paid to affiliate.................................................                     3,179
  Servicing fees paid to affiliate..................................................                       691
  Loan expenses paid to affiliate...................................................                       500
  Other.............................................................................                     2,502
                                                                                                   -----------
     Total operating expenses.......................................................                     6,872
                                                                                                   -----------

Net Loss............................................................................               $   (56,388)
                                                                                                   ===========

Funds from operations(2)............................................................               $    (2,866)

Per Share Data:
Net Loss............................................................................                    $(4.94)
Funds from operations(2)............................................................                    $(.25)
Dividends...........................................................................                      $.67
Weighted average shares outstanding.................................................                11,421,933

Cash Flow Data:
Net cash provided by operating activities...........................................             $   4,484
Net cash used in investing activities...............................................             $(447,921)
Net cash provided by financing activities...........................................             $ 448,219



                                                                                       December 31, 1998 (1)
                                                                                       ---------------------
                                                                              (dollars in thousands, except share data)
Balance Sheet Data
Total assets........................................................................             $ 381,117
Cash and cash equivalents...........................................................                 4,782
Securities available for sale, at fair value........................................               158,738
Loans, net..........................................................................                69,124
Loans held for sale, net............................................................                44,006
Discount loans, net.................................................................                 2,498
Investments in real estate, net.....................................................                85,005
Short-term borrowings...............................................................               223,766
Other borrowings....................................................................                60,577
Total stockholders' equity..........................................................                72,443

Other Data:
Depreciation........................................................................                   963
EBIDA(3)............................................................................               (39,964)
Ratio of EBIDA to interest expense..................................................                 (2.37)
Ratio of earnings to fixed charges..................................................                 (2.43)
Ratio of total assets to stockholders' equity.......................................                  5.26

_____________
(1) Since we commenced operations on April 6, 1998, the information presented only reflects actual operations for the abbreviated nine-month period ended December 31, 1998.

(2) Funds from operations, as defined by NAREIT, means net income (computed in accordance with GAAP) excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization on real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. Funds from operations does not represent cash generated from operating activities in accordance with GAAP and should not be considered as an alternative to net income as an indication of our performance or to cash flows as a measure of liquidity or ability to make distributions.

(3) EBIDA means net income plus interest expense plus depreciation plus (or minus) amortization of premiums and discounts, net.

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion should be read in conjunction with the Consolidated Financial Statements of the Company and notes thereto.


GENERAL

     Wilshire Real Estate Investment Trust Inc. ("WREIT" or the "Company") is a diversified financial services company which invests primarily in the following types of assets.

     .   mortgage-backed securities,
     .   discounted and non-discounted mortgage loans,
     .   real estate, and
     .   other  real estate related investments

     We were incorporated on October 24, 1997. On April 6, 1998, we completed our initial public offering of common stock from which we received net cash proceeds of approximately $167.0 million.

     Using such proceeds, we immediately purchased, primarily from WFSG and other affiliates, $20.6 million of domestic and international loans, $95.0 million of mortgage-backed securities and $14.0 million of real estate. Subsequently during the second, third and fourth quarters of 1998, the Company increased its assets to $381.1 million at December 31, 1998, including, $158.7 million of securities, $85.0 million of real estate, $69.1 million of loans, $44.0 million of loans held for sale and $2.5 million of discounted loans.

     The following discussion of our results of operations, changes in financial condition, and capital resources and liquidity should be read in conjunction with the Consolidated Financial Statements and related Notes included in Item 14 of Part IV of this report.


GENERAL MARKET CONDITIONS

     Beginning in August 1998 and continuing through the fourth quarter, we were adversely affected by various market factors. These factors, which are discussed further below, resulted in a dramatic reduction in market valuations for certain of our mortgage-backed securities and other assets, as well as a reduction in the availability of borrowings for those assets and certain of our loans.

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

     This movement toward higher quality investments substantially reduced the liquidity of non-investment grade assets. Without available funding sources, many investors in these assets, including several well-known hedge funds, were forced to liquidate holdings at reduced prices. With greater sales pressure and supply outpacing demand, prices continued to fall as more lenders made collateral calls, demanding additional collateral for their loan positions.
Many companies were rapidly depleting available cash reserves.

     These conditions continued to worsen throughout September and into early October. On October 12, 1998, a well-known hedge fund was liquidated. This event triggered significant further collateral calls, forcing additional companies to sell assets to cover borrower equity calls, and continuing the downward spiral in prices. On October 15, 1998, the Federal Reserve lowered interest rates largely in response to this liquidity crisis.

     During the fourth quarter of 1998, we sold a significant amount of assets in response to the above conditions to meet collateral calls by lenders and to increase liquidity. The downward pressure on prices and our need to sell assets to meet these collateral calls resulted in the disposal of significant assets at substantial losses. Had the Company not been forced to sell these assets, but rather held these assets until market conditions stabilized, management believes the Company's net loss would have been far less severe.

     Total market valuation adjustments recorded in earnings for the year ended December 31, 1998 were $54.8 million. Of this amount, $16.5 million relates to loans sold during the fourth quarter, $15.9 million relates to mortgage-backed securities sold during the fourth quarter and $22.4 million relates to permanent impairment on mortgage-backed and other securities not sold as of December 31, 1998.

     In an effort to increase liquidity and meet current obligations we have delayed, until at least April 27, 1999, the expected payment date of a $0.40 cash dividend originally payable on October 27, 1998 to shareholders of record on September 30, 1998. The Company will pay interest, at the rate of 4% per annum, on the amount due calculated from October 27, 1998 through the date of the actual payment.

     The recent dramatic events in the financial markets, which include a significant reduction in valuations of, and liquidity for, mortgage-backed securities also have had a significant adverse impact on the financial condition of WFSG, the parent company of WRSC (the Company's manager). As a result, WFSG's management entered into discussions with an unofficial committee of holders of WFSG's outstanding publicly issued notes concerning a restructuring of its obligations under the notes. Following extensive discussions, WFSG and the unofficial committee of noteholders, representing a majority of noteholders, agreed to a restructuring of WFSG whereby the noteholders would exchange their notes for newly issued common stock in WFSG. WFSG believes that this restructuring will significantly improve WFSG's financial position by reducing indebtedness, the interest cost associated therewith, and significantly improve its debt to equity ratio. The restructuring plan was overwhelmingly ratified by a vote of noteholders on March 1, 1999. The proposed restructuring will be accomplished through a voluntary Chapter 11 prepackaged bankruptcy filing, which was made by WFSG in the Federal Bankruptcy Court in Wilmington, Delaware on March 3, 1999. The confirmation hearing is scheduled for April 12, 1999. Other creditors, including trade creditors and secured creditors, are not expected to be affected by this restructuring. To date, these events have had no significant effect on WRSC's ability to act as manager of the Company, nor are any negative effects anticipated if the restructuring plan is confirmed. In the event the restructuring plan is not confirmed, the Company will review its options which include potentially becoming internally managed.

     Through our independent directors, we were a party to the restructuring negotiations since we had an $18.4 million unsecured receivable from WFSG, bearing interest at 13%. Through our independent directors, we negotiated a settlement with WFSG and the unofficial committee of Noteholders pursuant to which we will receive $18.4 million principal amount of 6.0% PIK Notes due 2006, contingent on the Company supplying debtor-in-possession ("DIP") financing to WFSG not to exceed $10.0 million. We also owed approximately $11.8 million in unsecured borrowings to Wilshire Credit Corporation, which services our assets and is owned by Andrew A. Wiederhorn and Lawrence A. Mendelsohn, the CEO and President of our Company. We agreed to pay WCC $15.0 million, to satisfy the outstanding borrowings with the excess $3.2 million to be retained by WCC as prepayment of future servicing fees as part of the overall restructuring.


     On December 31, 1998, WFSG owned approximately 8.6% of our outstanding common stock and had options to acquire up to an additional 9.9% of our common stock. We owned approximately $20.0 million principal amount of WFSG's 13% Series B Notes due 2004, which were carried at a book value of approximately $9.9 million on December 31, 1998. The December 31, 1998 carrying value is based on the pro-rata apportionment of the projected equity of the restructured WFSG stock for which the Notes will be exchanged. Our independent directors are considering engaging a Financial advisor in order to evaluate whether to retain, enhance, or dispose of our ownership interest in restructured WFSG.

INCOME TAX STATUS

     The Company was originally formed with a view to qualify as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. However, to qualify as a REIT, we must first make an affirmative election to be taxed as a REIT, at the time we file our federal income tax return. During 1998, we incurred substantial losses resulting from volatile conditions in the global financial marketplace, as explained elsewhere in this report. As a result, we are evaluating whether we and our shareholders will derive greater benefit from not electing REIT status for 1998. A decision to not make a REIT election requires approval by two-thirds of our stockholders. Management of the Company believes that the Company will not have a significant tax provision for the year ended December 31, 1998, whether it is taxed as a REIT or a corporation.

RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 1998

     NET LOSS. Our net loss for the year ended December 31, 1998 amounted to $56.4 million, or $4.94 per share. The net loss is primarily attributable to $54.8 million of market valuation adjustments (as described in "General Market Conditions" section, above) and $11.8 million of provision for loan losses recognized by us.

     NET INTEREST INCOME. The following tables set forth information regarding the total amount of income from interest-earning assets and expense from interest-bearing liabilities and the resultant average yields and rates:

                                                                             For the Year Ended December 31, 1998
                                                                 -------------------------------------------------------------
                                                                       Average            Interest            Annualized
                                                                       Balance             Income            Yield/Rate(1)
                                                                 -------------------  -----------------  ---------------------
                                                                                   (dollars in thousands)
Interest-Earning Assets:

  Loan portfolios..............................................             $121,295            $10,838                12.1%
  Mortgage-backed securities available for sale................              195,112             14,674                10.2
  Other securities available for sale..........................               15,617              1,035                 9.0
  Due from affiliates..........................................                6,281                604                13.0
  Other investments............................................               17,316                541                 4.2
                                                                            --------            -------                ----
     Total interest-earning assets.............................             $355,621            $27,692                10.5%
                                                                            ========            =======

Interest-Bearing Liabilities:

  Short-term borrowings........................................              254,945             13,608                 7.2%
                                                                            --------            -------                ----
     Total interest-bearing liabilities........................             $254,945            $13,608                 7.2%
                                                                            ========            =======

  Net interest income before provision for loan losses/spread                                   $14,084                 3.3%
   (2).........................................................                                 =======
  Net interest margin (3)......................................                                                         5.4%

(1) Although the Company was in existence for all of 1998, operations were commenced on April 6, 1998 at the time of the initial public offering. Therefore, rates and yields for the year ended December 31, 1998 are annualized to reflect the Company's period of operations from April 6, 1998 to December 31, 1998.
(2) Net interest spread represents the unweighted difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(3) Net interest margin represents net interest income divided by average interest-earning assets and is annualized based on the period of operations from April 6 to December 31, 1998.

     For the year ended December 31, 1998, the Company provided $11.8 million for the allowance for loan losses. This provision is not reflected in net interest income/spread above.

     REAL ESTATE OPERATIONS. Such revenue represents income generated from the Company's investment in various office buildings, retail stores, and other commercial property located in Oregon, California and the United Kingdom.
During the year ended December 31, 1998, operating income was comprised primarily of $4.9 million in gross rental and other income earned on such investments. Additionally, expenses incurred on real estate investments include $2.9 million of interest expense, $0.3 million of rental operating expense and $1.0 million of depreciation expense.

     OTHER LOSS. Our other loss was approximately $52.5 million for the year ended December 31, 1998. The components of the Company's net non-interest loss is comprised of the following:

     Market Valuation Adjustments. The term "Market Valuation Adjustments" as used herein refers to impairment losses recognized primarily on our mortgage-backed securities and loan portfolios, as a result of the international economic and financial marketplace turmoil during the third and early fourth quarters of 1998. As a result of these conditions and reductions in market values of these assets, lenders required additional collateral for their outstanding loans to us. In order to satisfy this requirement, we were forced to sell certain assets, resulting in significant losses. In addition, we also recognized write-downs in asset values, which have been deemed to be other than temporary in nature, related to mortgage-backed and other securities which, as of December 31, 1998, had not been sold.

     Total market valuation adjustments for the year ended December 31, 1998 were $54.8 million. Of this amount, $49.5 million was recognized during the third quarter to reflect losses on loans and securities that were (i) ultimately sold in the fourth quarter to meet collateral calls or to provide liquidity; or
(ii) not sold but were deemed to be other than temporarily impaired, resulting from faster than expected loan prepayments or other factors. During the fourth quarter of 1998, an additional $5.3 million of market valuation adjustments was recorded to reflect additional other than temporary impairment on certain securities and other assets which have not been sold.

     Of the total $54.8 million recognized during 1998, $32.2 million relates to assets sold during the fourth quarter and $22.4 million relates to assets not sold. Included in the $22.4 million related to assets not sold is $11.3 million related to our investment in WFSG's 13% Series B Notes due 2004, which will be converted to newly issued common stock of the post restructured WFSG. This loss reflects write-down of this asset to the estimated value of our proportionate share of the equity in the restructured WFSG.

     During the latter part of the fourth quarter of 1998, and continuing to present, the marketplace for non-investment grade debt securities, including subordinated mortgage-backed securities has stabilized. Yield spreads and prices for these securities appear to have slowed or stopped their deterioration in relation to investment grade investments. However, prices for such securities have not recovered to levels experienced prior to the financial market turmoil. This difference between our amortized cost of available for sale securities and current market values, which was $30.4 million at December 31, 1998, is included in "Accumulated Other Comprehensive Loss" in stockholder's equity. This amount, unlike "market value adjustment," represents a market value decline that management believes is temporary. At this time, management's expectations for the performance of the underlying loans in these securities has not changed, and even if market values of these securities do not improve, we expect to recapture our investment as the underlying collateral and securities pay down.

     We believe that the probability of further significant impairments is unlikely, given the extent to which values have already declined and based on indications that the market has stabilized and, in certain instances, improved. However, there is no assurance that further write-downs would not be necessary if market conditions again worsened.

     Gain on the Sale of Securities. During the year ended December 31, 1998, we sold to unrelated third parties mortgage-backed securities for approximately $16.8 million resulting in gains of approximately $0.9 million.

     OPERATING EXPENSES. Management fees of $3.2 million for the year ended December 31, 1998 were comprised solely of the 1% (per annum) base management fee paid to Wilshire Realty Service Corporation ("WRSC"), a wholly-owned subsidiary of WFSG (as provided pursuant to the management agreement between WRSC and the Company). WRSC earned no incentive fee for this period.

     In addition to the management fee, we incurred loan service fees of $0.7 million during the year ended December 31, 1998, which were paid to the Servicer. The servicing fee structure is dependent on the assets being serviced, but in general, servicing fees related to discounted loans are based on a percentage of cash received and servicing fees related to non-discounted loans are based on a percentage of unpaid principal balance. We also incurred $0.5 million of loan related expenses which were reimbursed to the Servicer for actual out of pocket servicing costs. Other expenses were comprised of professional services, insurance premiums and other sundry expenses.


CHANGES IN FINANCIAL CONDITION

     During 1998, total assets increased to $381.1 million. This increase was primarily comprised of $4.8 million of cash and cash equivalents, $158.7 million of securities available for sale, $85.0 million of investments in real estate and $115.6 million of loans, discounted loans and loans held for sale. Total liabilities increased to $308.7 million during the period, primarily as a result of $223.8 million of short-term borrowings associated with mortgage-backed securities, loans and discounted loans, $60.6 million of other borrowings on investments in real estate, $4.6 million of declared but unpaid dividends and $8.0 million in accounts payable and other accrued liabilities.

     SECURITIES AVAILABLE FOR SALE. At December 31, 1998, securities available for sale include mortgage-backed securities with an aggregate market value of $148.8 million and $9.9 million of WFSG's 13% Series B Notes, net of realized and unrealized losses.

     During the year ended December 31, 1998, we purchased 137 subordinated residential mortgage-backed securities from 26 different issuers for an aggregate purchase price of approximately $344.1million. In September 1998, we sold two subordinated residential mortgage-backed securities from one issuer for a market price of $16.8 million.

     The balance of mortgage-backed securities available for sale of $148.8 million at December 31, 1998 was primarily the result of $95.0 million of initial purchases, $249.1 million of additional purchases, offset in part, by $132.4 million sales of securities, other than temporary market valuation adjustments of $28.0 million and $30.4 million of net unrealized losses.

     We mark our securities portfolio to fair value at the end of each month based upon broker/dealer marks, subject to an internal review process. For those securities that do not have an available market quotation, we request market values and underlying assumptions from the various broker/dealers that underwrote the securities, are currently financing the securities, or have had prior experience with the type of securities. Because our subordinate securities are not readily marketable, as trading activity may be infrequent, the market value is typically available from only a small group of broker/dealers, and in most cases, only one broker/dealer. As of each reporting period, we evaluate whether and to what extent any unrealized loss is to be recognized as other than temporary.


     LOAN PORTFOLIO.  During the year ended December 31, 1998, we acquired
U.S. and international loans with an unpaid principal balance of $659.5 million. The balance of loans and loans held for sale is $113.1 million at December 31, 1998 and all of the loans are serviced by WFSG or an affiliate of WFSG.

     The following table sets forth certain information relating to the payment status of loans in our loan portfolio at December 31, 1998:



                                                   Unpaid Principal Balance
                                                   (dollars in thousands)        Percent of Portfolio
                                                   ------------------------    -------------------------
Period of Delinquency
 31-60 Days......................................  $          --                          0.0%
 61-90 Days......................................              514                        0.4
 91 days or more.................................         39,316(1)                      32.9
                                                         ---------                       ----
Total loans delinquent...........................        $  39,830                       33.3%
                                                         =========                       ====

     (1) Includes one loan for $38.6 million to a party that filed a petition for reorganization under Chapter 11 in the United States Bankruptcy Court for the District of Oregon. At December 31, 1998, these assets were pledged to secure borrowings included in short-term borrowings. This loan was paid off subsequent to December 31, 1998.

     We maintain an allowance for loan losses at a level that management considers adequate to provide for probable losses based upon an evaluation of known and inherent risks. During the year ended December 31, 1998, we provided $11.8 million for the allowance for loan losses.

     DISCOUNTED LOAN PORTFOLIO. During the year ended December 31, 1998, we acquired U.S. and international discounted loans with an unpaid principal balance of $20.8 million. The balance of discount loans is approximately $2.5 million at December 31, 1998, and are also serviced by WFSG or an affiliate of WFSG.

     The following table sets forth certain information relating to the payment status of loans in our discounted loan portfolio at December 31, 1998:

                                                   Unpaid Principal Balance
                                                   (dollars in thousands)       Percent of Portfolio
                                                   ------------------------   -------------------------
Period of Delinquency
 31-60 Days......................................         $                               --%
 61-90 Days......................................                                         --%
 91 days or more.................................            6,482                      84.4
                                                            ------                      ----
Total loans delinquent...........................           $6,482                      84.4%
                                                            ======                      ====

     We maintain an allowance for loan losses at a level that management considers adequate to provide for probable losses based upon an evaluation of known and inherent risks. During the year ended December 31, 1998, no provisions for loan losses had been provided for discounted loans.

     INVESTMENTS IN REAL ESTATE. During the year ended December 31, 1998, we acquired approximately $85.6 million of properties located in California, Oregon and the United Kingdom.

     SHORT-TERM BORROWINGS. Short-term borrowings increased to approximately $223.8 million during the year ended December 31, 1998, resulting primarily from the use of repurchase agreements to fund the purchase of securities and loans. Interest rates on borrowings under these facilities are generally based on overnight to 30-day London Interbank Offer Rate ("LIBOR") rates, plus a spread.

     OTHER BORROWINGS. At December 31, 1998, we had $60.6 million of other borrowings, which financed the acquisition of real estate investments. The loans had a weighted average interest rate of 8.52%. At December 31, 1998, certain investments in real estate with a carrying amount of $81.0 million were pledged as collateral against these loans.

     STOCKHOLDERS' EQUITY. Stockholders' equity increased to $72.4 million from April 1, 1998 to December 31, 1998. The net increase in stockholders' equity during this period was attributable to net proceeds of $167.0 million from the Offering, offset by a net operating loss of $56.4 million, unrealized losses on securities available for sale of $30.4 million and $7.7 million of dividends on common stock.

FUNDS FROM OPERATIONS

     Most industry analysts consider funds from operations ("FFO") an appropriate supplementary measure of operating performance of a REIT. In general, FFO adjusts net income for non-cash charges such as depreciation, and certain amortization expenses and most non-recurring gains and losses. However, FFO does not represent cash provided by operating activities in accordance with generally accepted accounting principles ("GAAP") and should not be considered an alternative to net income as an indication of the results of the Company's performance or to cash flows as a measure of liquidity.

     We compute FFO in accordance with the definition recommended by National Association of Real Estate Investment Trusts ("NAREIT"). For the year ended December 31, 1998, the Company's FFO was a loss of $2.9 million or $.25 per weighted average common share. The following table provides the calculation of the Company's FFO:

                                                                          Year Ended
                                                                      December 31, 1998
                                                               --------------------------------

Net loss.....................................................            $(56,388)
Real estate related depreciation.............................                 963
Gain on sales of securities..................................                (943)
Gain on sales of loans.......................................              (1,320)
Market valuation adjustments (1).............................              54,822
                                                                         --------
  FFO........................................................            $ (2,866)
                                                                         ========

  FFO per common share.......................................              $(0.25)

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

LIQUIDITY AND CAPITAL RESOURCES

     Liquidity is a measurement of the Company's ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund investments, engage in loan acquisition and lending activities, meet collateral calls and for other general business purposes. The primary sources of funds for liquidity during the year ended December 31, 1998 consisted of net cash provided by the Offering, operating activities, repurchase facilities and other secured borrowings, maturities and principal payments on loans and securities and proceeds from sales thereof and unsecured loans from WCC to meet collateral calls.

     In general, we finance acquisitions of mortgage-backed securities through uncommitted thirty-day repurchase agreements with primary securities dealers. Loans are financed through short-term warehouse facilities or intermediate term loans. Real property acquisitions are financed with intermediate or long-term mortgages with banks and other financial institutions.

     The recent dramatic events in financial markets, which included a significant reduction in values of, and liquidity for, mortgage-backed securities, has had an adverse impact on our liquidity. The decline in valuations resulted in collateral calls from our lenders, which reduced our cash position and eventually prompted asset sales at depressed prices to meet collateral calls and provide liquidity. While these asset sales have improved our liquidity position, the market for mortgage-backed securities - particularly subordinated mortgage-backed securities - has not recovered and the financial markets generally continue to be volatile. In addition, the securitization markets remain weak limiting our ability to use this market as a source of liquidity.

     Primarily as a result of asset sales, we have had adequate cash and cash equivalents to meet calls for additional collateral to repay a portion of the related indebtedness or to meet our other operating and financing requirements. In certain instances, repo lenders on our mortgage-backed securities assets have withheld principal and/or interest payments on certain assets in order to reduce outstanding, unpaid margin calls. At December 31, 1998, there were approximately $4.0 million of outstanding collateral calls, based on the dealers market valuation of the underlying collateral, net of withheld principal and interest payments.

     Fluctuations in interest rates will continue to impact our net interest income to the extent our fixed rate assets are funded by variable rate debt or variable rate assets reprice on a different schedule or in relation to a different index than our floating rate debt which in turn could impact potential returns to shareholders. The flexibility in our leverage is dependent upon, among other things, changes in interest rates, changes in market spreads, or decreases in credit quality of underlying assets. In such circumstances, we would be required to provide additional collateral in connection with our short-term, floating-rate borrowing facilities. During the three months ended December 31, 1998, we were required to and did fund requests by our lenders for additional collateral calls under our outstanding repurchase agreements collateralized by securities available for sale. For additional information with respect to our monthly mark-to-market of its securities available for sale portfolio, see "Changes in Financial Condition - Securities Available for Sale."

     We have significant debt service obligations, as discussed above. At December 31, 1998, the Company had total consolidated indebtedness of $284.3 million, which was secured, as well as $24.3 million of other liabilities. This consolidated indebtedness consisted of (i) $181.7 million of short term borrowings under repurchase agreements, (ii) lines of credit aggregating $42.1 million which are secured by mortgage loans, and (iii) $60.5 million outstanding of other borrowings which mature between 1999 and 2008 which are secured by real estate.

     Mortgage-backed securities which are subject to repurchase agreements, as well as loans and real estate which secure other indebtedness, periodically are revalued by the lender, and a decline in such value may result in the lender requiring us to provide additional payments or collateral to secure the indebtedness.

     At December 31, 1998, we were in compliance with all obligations under the agreements governing such indebtedness. There can be no assurance that additional operating losses will not result in our violation of financial covenants in the future. In the event of a default in such covenants, the lender generally would be able to accelerate repayment of the subject indebtedness and pursue other available remedies, which could result in defaults on other indebtedness, unless the applicable lender or lenders allowed us to remain in violation of the agreements. There can be no assurance that we will have sufficient liquidity to meet these obligations on a short-term or long-term basis.

     If we are unable to fund additional collateral needs or to repay, renew or replace maturing indebtedness on terms reasonably satisfactory to us, we may be required to continue to sell, potentially under adverse market conditions, a portion of our assets, and could incur further losses as a result. Furthermore, an extremely limited market for subordinate and residual interests in mortgage-related securities exists under current conditions and there can be no assurance that one will more fully develop, thereby limiting our ability to dispose of such securities promptly for fair value in such situations.

     Based on our monthly interest and other expenses, monthly cash receipts and collateral calls through December 31, 1998, we believe that our existing sources of funds will be adequate for purposes of meeting our short-term and long-term liquidity needs. There can be no assurance that this will be the case, however. Material increases in interest expense from variable rate funding sources, collateral calls, or material decreases in monthly cash receipts, generally would negatively impact our liquidity. On the other hand, material decreases in interest expense from variable rate funding sources or in collateral calls generally would positively affect our liquidity. There can be no assurance that our lenders will not change material terms of these lending arrangements, including, but not limited to advance rates and interest rates.


OTHER - YEAR 2000 COMPLIANCE

     Many existing computer software programs and other technologically dependent systems use two digits to identify the year in date fields and, as such, could fail or create erroneous results by or at the Year 2000. We and our Manager and Servicer utilize a number of technologically dependent systems to operate, service mortgage loans and manage mortgage assets. Our Manager has formed a committee to address year 2000 issues ("the Committee") that reports directly to WFSG's executive committee. The Committee is headed by WFSG's Chief Information Officer and includes representatives from across departments within the Manager's company as well as our management.

     The Committee has conducted an inventory of all systems, classifying each as either "critical" or "non-critical". For non-critical systems, the Committee has obtained a certification from the vendor that the applicable package is "Year 2000 compliant". For systems deemed "critical", the Committee has developed detailed test plans and created separate Year 2000 test environments.

     The Manager and Servicer have begun testing of critical systems and are scheduled to complete all necessary testing by April of 1999. Testing of internally developed systems is near completion, and changes which have resulted from testing to date are being coded and moved into production. Of the testing begun on critical systems supplied by outside vendors, one system's testing is complete and the other is currently under way. Following the testing phase, each departments executive management will be responsible for certifying that their staff has tested critical code and deemed it adequate.

     Our operations are overseen by our Manager, and in accordance with the management agreement, all operating costs including costs related to the Year 2000 issue are covered in the management fee agreement. The financial impact of becoming Year 2000 compliant has not been and is not expected to be material to us or our results of operations. Aside from limited hardware costs, the Manager's parent company's primary expense related to Year 2000 compliance is allocation of existing staff. The Committee estimates the total cost related to Year 2000 compliance to be approximately $0.5 million.

     The significant risk of Year 2000 non-compliance is our Manager's and Servicer's inability to perform necessary loan servicing activities. Currently, the Company's loan portfolio is serviced by Wilshire Credit Corporation ("WCC"), an affiliated entity of the manager. To the extent the loan servicing system is not Year 2000 compliant, the ability to service our loans would be in jeopardy.

     Based on the results of testing performed to date, the committee is confident that it is appropriately addressing the Year 2000 issues. Critical systems supplied by outside vendors have undergone testing not only by the Manager and Servicer, but by other customers of the vendors as well. WCC's loan servicing system is an internally developed system and therefore, information technology personnel are very familiar with the system and believe their efforts will have favorable results. As a contingency plan, the Committee is in the process of developing internal operating procedures that would enable departments to function for a period of time until the primary system could be restored to operations.

ITEM 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We attempt to control risks associated with interest rate movements. In general, management's strategy is to limit our exposure to earnings variations and variations in the value of assets and liabilities as interest rates change over time. Our asset and liability management strategy is formulated and monitored by WRSC regularly to review, among other things, the sensitivity of our assets and liabilities to interest rate changes, the book and market values of assets and liabilities, unrealized gains and losses, including those attributable to hedging transactions, purchase and securitization activity, and maturities of investments and borrowings.

     The Asset and Liability Committee is authorized to utilize a wide variety of off-balance sheet financial techniques to assist it in the management of interest rate risk. In hedging the interest rate and exchange rate exposure of a foreign currency denominated asset or liability, we may enter into hedge transactions to counter movements in the different currencies as well as interest rates in those currencies. These hedges may be in the form of currency and interest rate swaps, options, and forwards, or combinations thereof.

     At December 31, 1998, we were a party to a swap contract in connection with our investment in a commercial mortgage loan secured by real property in the United Kingdom ("UK"). The swap contract, which covers the approximate five year term of the asset and related financing, is intended to hedge the interest rate basis and currency exposure between UK Libor (the lending rate) and US Libor (the borrowing rate) payments, as well as the principal (notional) amount of the loan which, as of December 31, 1998, was $49.7 million. Under the terms of the agreement, the Company will settle in U.S. dollars. At December 31, 1998 we were also party to a swap in connection with our investment in real property in the UK. The notional amount is GBP 11,224,000 in which we convert floating rate financing to a fixed rate of interest. Subsequent to December 31, 1998, this swap was terminated, at no cost, in connection with the refinancing of the related asset.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Item 14 of Part IV of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following sets forth information about our executive officers and directors as of February 28, 1999. The business address of each executive officer and director is the address of the Company, 1776 SW Madison Street, Portland, OR 97205, and each executive officer and director is a United States citizen, unless otherwise noted.

     Andrew A. Wiederhorn, age 33, has been the Chairman of the Board of Directors and Chief Executive Officer of the Company since its formation. Mr. Wiederhorn founded the Company in 1997 and continues to serve as the Chief Executive Officer, Treasurer and Secretary. Mr. Wiederhorn is also the Chairman of the Board of Directors, Chief Executive Officer, Secretary, Treasurer and a director for both WRSC and WFSG. In 1987 Mr. Wiederhorn founded WCC and continues to serve as the Chief Executive Officer of WCC and certain of its affiliates. Mr. Wiederhorn received his B.S. degree in Business Administration from the University of Southern California.

     Lawrence A. Mendelsohn, age 37, has been a director and the President of the Company since its formation. Mr. Mendelsohn is also the President of WFSG and WCC. From January 1992 until February 1993 Mr. Mendelsohn was Vice President, Principal and Head of Capital Markets for Emerging Markets at Bankers Trust New York Corporation/BT Securities Corporation. From August 1987 until January 1992, Mr. Mendelsohn was the Vice President, Senior Options Principal and Head of Proprietary Trading for Equities, Equity Options and Distressed Debt at J.P. Morgan and Co./J.P. Morgan Securities. Mr. Mendelsohn received an A.B. degree in Economics from the University of Chicago, an M.A. degree in International Politics from the University of Texas, an M.S. degree in Business Research from the University of Southern California and a Ph.D./ABD in Finance from the University of Southern California.

  David C. Egelhoff, age 50, has been a director of the Company since its formation. Mr. Egelhoff has been President of Macadam Forbes, Inc., a commercial real estate brokerage company headquartered in Portland, Oregon since 1981. Mr. Egelhoff is a licensed real estate broker who has extensive brokerage experience, including transactions with REITs. He is a member of the Oregon and National Board of Realtors and the Builders and Owners Management Association. Mr. Egelhoff received a degree in Finance and Marketing from the University of Wisconsin-Madison in 1971.

  Jordan D. Schnitzer, age 46, has been a director since March 27, 1998. Mr. Schnitzer has been President of Jordan Schnitzer Properties, an owner and developer of commercial and residential properties in Oregon, Washington and California, since 1976. Mr. Schnitzer is also President of Harsch Investment Properties, LLC, which owns and operates a portfolio of 25 properties in seven western U.S. states. Mr. Schnitzer received his undergraduate degree in Literature from the University of Oregon in 1973 and his J.D. from the Northwestern School of Law of Lewis and Clark College in 1976.

  Patrick Terrell, age 44, became a director of the Company on December 28, 1998. Mr. Terrell founded Leading Technology Company in 1986 and worked as the Chief Executive Officer until he sold the company in 1992. Mr. Terrell was also founder and Chief Executive Officer of Byte Shops Computer Stores, which he founded in 1976 and sold to Pacific Telesis in 1985. Mr. Terrell currently serves on the boards of B. S. Medical, United Soil Recycling, Microware, Inc. and Lakeside Associates. Mr. Terrell attended Oregon State University prior to forming Byte Shops computer stores in 1976.

  Chris Tassos, age 41, is Executive Vice President and Chief Financial Officer of the Company. Mr. Tassos also serves as an Executive Vice President and Chief Financial Officer of WFSG. Mr. Tassos is Executive Vice President of WCC and from August 1995 until June 1997 was Senior Vice President of the WCC. From March 1992 until February 1995 he was the Chief Financial Officer and/or Senior Vice President of Finance of Long Beach Mortgage Company (formerly Long Beach
Bank). Mr. Tassos received a B.A. degree from California State University, Fullerton. From July 1979 until April 1984 and May 1985 until September 1990, Mr. Tassos was an auditor for Deloitte & Touche LLP.

  Bo G. Aberg, age 50, is Senior Vice President, in charge of European Operations for the Company. Mr. Aberg is also Senior Vice President of WFSG. From November 1994 to September 1996, Mr. Aberg was Chief Executive Officer of Securum Holding B.V., a Kingdom of Sweden owned work-out company in Europe. From September 1992 to November 1994, Mr. Aberg was Chief Executive Officer of Securum Real Estate Group, Malmo, Sweden. From January 1982 to September 1992 Mr. Aberg held several positions within the PK Group (a Swedish banking group), and from September 1974 to January 1982 he was a Chartered Accountant for Hagstroms Revisions Byra AB Sweden (now Ernst & Young). Mr. Aberg is a citizen of Sweden.

  On October 28, 1998, one of our directors, Steven Kapiloff, resigned due to pressing work and family commitments, which left him insufficient time to continue as a director of the Company. Mr. Kapiloff was replaced as a director by Patrick Terrell.


Section 16(a) Beneficial Ownership Reporting Compliance

  Section 16(a) of the Securities Exchange Act of 1934 requires a company's directors and executive officers, and beneficial owners of more than 10% of the common stock of such company, to file with the Securities and Exchange Commission initial reports of ownership and periodic reports of changes in ownership of the company's securities. Based solely on a review of Forms 3, 4 and 5 and amendments thereto furnished to us for the year ended December 31, 1998, none of the company's directors, officers, or beneficial owners of more than 10% of the Company's Common Stock, failed to timely furnish reports on Form 3, 4 and 5.

ITEM 11.  EXECUTIVE COMPENSATION

Compensation of Executive Officers

  Each member of the Board of Directors who is not an officer or employee of the Company is paid a fee of $1,000 per meeting for each Board of Directors' meeting and $100 per hour for each committee meeting not held on a regularly scheduled meeting date attended by such member, either in person or telephonically. Officers and employees of the Company who also serve as directors do not receive any retainer or additional fees for serving as a directors. Under our Stock Plan, on the last trading day of each calendar quarter, we automatically grant to each director who is not also an employee of the Company or a subsidiary of the Company an option to purchase the number of shares of Common Stock equal to $5,000 divided by the fair market value per share of the Common Stock on the date of grant (i.e. its closing price as listed on the NASDAQ on such date). In addition, each director who is not also an employee of the Company or a subsidiary of the Company is eligible for annual grants of options.

  The executive officers of the Company do not receive directly from the Company any compensation for their services. To the extent such officers are also officers of WFSG, they are compensated by WFSG for their services. WFSG is the parent company of WRSC, which receives certain fees from the Company for management services it provides the Company under a management agreement. See
Item 1-BUSINESS-The Manager.

                               PERFORMANCE GRAPH

  The Performance Graph shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Securities Act or under the Exchange Act, except to the extent the Company specifically incorporates this information by reference, and shall not otherwise be deemed filed under the Securities Act or the Exchange Act.

  The following Performance Graph covers the period beginning April 6, 1998 when our Common Stock was first traded on the NASDAQ Stock Market through December 31, 1998. The graph compares the performance of the Company's Common Stock to the S&P 500 and a Peer Group Index ("PGI").


                [THE FOLLOWING IS REPRESENTED BY A LINE GRAPH]


                         1998 Measurement Period (1)(2)

                                                                     April 6,         December 31,
                                                                       1998               1998
                                                                 -----------------  -----------------
      Company..................................................        $100.00            $ 18.56
      PGI(3)...................................................        $100.00            $ 44.96
      S&P 500..................................................        $100.00            $110.93

(1) Assumes all distributions to stockholders are reinvested on the payment dates.
(2) Assumes $100 invested on April 6, 1998 in our Common Stock, the S&P 500 Index and the PGI.
(3) The companies included in the PGI are Ocwen Asset Investment Corp., Anthracite Capital, Resource Asset Investment Trust, Impac Commercial Holdings Inc., Imperial Credit Commercial Mortgage Investment Corp. and LASER Mortgage Management, Inc.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The following table shows as of February 28, 1999 the beneficial ownership of common stock with respect to (i) each person who was known by the Company to own beneficially more than 5% of the outstanding shares of the Company's common stock, (ii) each director and nominee for director, (iii) each executive officer named below, and (iv) directors and executive officers as a group.



                                                                                  Amount and
                                                                                   Nature of
Name and Address of                                                              Beneficial                Percent
Beneficial Owner(1)                                                              Ownership(2)              of Class
-------------------                                                             --------------            -----------
Andrew A. Wiederhorn.........................................................         295,532      (3)         2.6
Lawrence A. Mendelsohn.......................................................          58,338      (4)          *
Chris Tassos.................................................................          15,860      (5)          *
Bo G. Aberg..................................................................           2,016                   *
David C. Egelhoff............................................................          15,800      (6)          *
Jordan D. Schnitzer..........................................................         316,780      (7)          *
Patrick Terrell..............................................................         150,000      (8)         1.3
Thomson Horstmann & Bryant, Inc..............................................       1,110,500      (9)         9.7
Value Partners, Ltd..........................................................       1,000,000     (10)         8.7
Wilshire Financial Services Group Inc........................................         990,000                  8.6
Wellington Management Company, LLP...........................................         964,000     (11)         8.4
Putnam Investments, Inc......................................................         845,000     (12)         7.3
DePrince, Race & Zollo, Inc..................................................         837,173     (13)         7.3
Kramer Spellman, L.P.........................................................         708,500     (14)         6.2
Howard Amster................................................................         632,200     (15)         5.5
All executive officers and directors as a group (7 persons)..................         854,326                  7.4

--------------
(1) The address for each stockholder, other than Thomson Horstman & Bryant, Inc., Value Partners, Ltd., Wellington Management Company, LLP, Putnam Investments, Inc., DePrince, Race & Zollo, Inc., Kramer Spellman, L.P. and Howard Amster, is c/o Wilshire Real Estate Investment Trust Inc., 1776 SW Madison Street, Portland, OR 97205. The address for Thomson Horstmann & Bryant, Inc. is Park 80 West, Plaza One, Saddle Brook, NJ, 07663. The address for Value Partners, Ltd. Is 4514 Cole Avenue, Suite 808, Dallas, TX 75205. The address for Wellington Management Company, LLP is 75 State Street, Boston, MA 02109. The address for Putnam Investments, Inc. is One Post Office Square, Boston, MA 02109. The address for DePrince, Race & Zollo, Inc. is 201 S. Orange Avenue, Suite 850, Orlando, FL 32801. The address for Kramer, Spellman, L.P. is 2050 Center Avenue, Suite 300, Fort Lee, NJ 07024. The address for Howard Amster is 23811 Chagrin Blvd., #200, Beachwood, OH 44122.

(2) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. Shares of Common Stock subject to options or warrants exercisable within 60 days of February 28, 1999 are deemed outstanding for computing the percentage beneficially owned by the person or group holding such options or warrants, but are not deemed outstanding for computing the percentage of any other person. Except as noted, each shareholder has sole voting power and sole investment power with respect to all shares beneficial owned by such shareholder.

(3) Includes 289,900 shares of Common Stock held by Mr. Wiederhorn's spouse and 5,534 shares of Common Stock held by Mr. Wiederhorn's minor children.

(4) Includes 14,736 shares of Common Stock held by Mr. Mendelsohn's spouse and 33,602 shares of Common Stock held by two limited liability companies controlled by Mr. Mendelsohn's spouse and 10,000 shares of Common Stock held by a limited partnership controlled by Mr. Mendelsohn.

(5) Includes 12,500 shares of Common Stock issuable upon the exercise of outstanding options.

(6) Includes 5,000 shares of Common Stock issuable upon the exercise of outstanding options.

(7) Includes 5,000 shares of Common Stock issuable upon the exercise of outstanding options. Also includes 33,440 shares of Common Stock held by an employee benefit plan of which Mr. Schnitzer, as sole trustee, has sole power to direct the disposition of the shares, and of which plan Mr. Schnitzer is one of the beneficiaries. Mr. Schnitzer disclaims beneficial ownership of the shares held by such plan except to the extent of his pecuniary interest therein. Also includes 263,300 shares of Common Stock held by charitable foundations of which Mr. Schnitzer is a director, with the sole power to direct the disposition of such shares. Mr. Schnitzer disclaims beneficial ownership of the shares held by such foundations.

(8) Includes 100,000 shares held by Mr. Terrell's spouse.

(9) Based upon information obtained from a Schedule 13G filed with the Securities and Exchange Commission on or about January 25, 1999

(10) Based upon information obtained from a Schedule 13G filed with the Securities and Exchange Commission on or about March 1, 1999. The Schedule 13G was filed on behalf of Value Partners, Ltd. ("Value Partners"), a Texas limited partnership, Ewing & Partners, a Texas general partnership and the general partner of Value Partners, and Timothy G. Ewing, the managing general partner of Ewing & Partners.

(11) Based upon information obtained from a Schedule 13G filed with the Securities and Exchange Commission on or about December 31, 1998.

(12) Based upon information obtained from a Schedule 13G filed with the Securities and Exchange Commission on or about January 26, 1999. The
     Schedule 13G was filed on behalf of Putnam Investments, Inc. ("PI"), a Massachusetts corporation and wholly-owned subsidiary of Marsh & McLennan Companies, Inc. ("M&MC"), a Delaware corporation, Putnam Investment Management, Inc., ("PIM"), a Massachusetts corporation, and The Putnam Advisory Company, Inc. ("PAC"), a Massachusetts corporation, and Putnam Capital Appreciation Fund (the "Fund"), a Massachusetts business trust, both of which are wholly-owned by PI. Both PIM and PAC have dispository power over the shares of Common Stock as investment managers, but each of the Fund's trustees have voting power over the shares held by the Fund, and PIC has shared voting power over the shares held by its institutional clients. M&MC and PI disclaim beneficial ownership of the shares of Common Stock.

(13) Based upon information obtained from a Schedule 13G filed with the Securities and Exchange Commission on or about February 8, 1999.

(14) Based upon information obtained from a Schedule 13G filed with the Securities and Exchange Commission on or about February 10, 1999. The
     Schedule 13G was filed on behalf of Kramer Spellman, L.P., a Delaware limited partnership ("KS") and Orin S. Kramer, in his capacity as general partner of KS and an individual holder of the Common Stock. KS serves as a general partner to investment partnerships and as a discretionary investment manager to managed accounts.

(15) Based upon information obtained from a Schedule 13G filed with the Securities and Exchange Commission on or about February 2, 1999. The
     Schedule 13G was filed on behalf of Howard Amster, Amster Trading Company Charitable Remainder Unitrusts and Howard Amster and Tamra F. Gould Charitable Remainder Unitrust.

     *  Less than one percent.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Certain Relationships; Conflicts of Interest

     We, on the one hand, and WFSG and its affiliates (including WRSC and the Servicers), on the other, enter into a number of relationships other than those governed by the Management Agreement and the Servicing Agreements, some of which may give rise to conflicts of interest. Moreover, two of the members of our Board of Directors and all of its officers are also employed by WFSG and/or its affiliates. We may also purchase or sell additional assets from or to WFSG or its affiliates in the future, although we do not currently have any plans to do so.

     We have guidelines which establish certain parameters for our operations, including qualitative limitations on our assets that may be acquired. These guidelines are to assist and instruct WRSC and to establish restrictions applicable to transactions with affiliates of WFSG or with unrelated third parties. A majority of the independent directors are asked to approve in advance any purchase or sale of assets from or to WFSG or its affiliates or any other significant transaction not contemplated under the Management Agreement or the Servicing Agreements.

     You should be aware that the independent directors rely primarily on information provided to them by WRSC. WRSC obtains price evaluations concerning the price for mortgage-backed securities and appraisals for real estate and loans purchased from WRSC or its affiliates, but the independent directors are likely to rely substantially on information and analysis provided by WRSC to evaluate our guidelines, compliance therewith and other matters relating to our investments. Moreover, price evaluations and appraisals are not always reliable indicators of the value of assets. In particular, price evaluations of mortgage-backed securities generally are obtained from the entity providing the financing of the mortgage-backed securities. Moreover, the market for unregistered or subordinate mortgage-backed securities is illiquid, and therefore accurate prices are difficult to estimate.

     If the independent directors determine in their periodic review of transactions that a particular transaction does not comply with the guidelines, then the independent directors consider what corrective action, if any, can be taken. If the transaction is one with WRSC or an affiliate of WRSC, then WRSC is required to repurchase the asset at the purchase price to us.

     Moreover, if transactions are consummated that materially and adversely deviate from the guidelines (which determination shall be made by the independent directors), then the independent directors have the option, under the terms of the Management Agreement, to terminate WRSC without our being required to pay a termination fee.

     A potential conflict of interest also arose out of our status as a creditor of WFSG in connection with its debt restructuring. In addition to holding certain of WFSG's publicly traded notes, we had an outstanding receivable of approximately $18.4 million from WFSG. Our independent directors negotiated with the unofficial committee of noteholders (which was in effect making decisions for WFSG at that point on issues of this type) and obtained a favorable settlement whereby we obtained a 7 year note representing the full amount of the receivable. The new note bears interest at 6%, and therefore, the carrying value of the receivable has been reduced by $5.9 million at December 31, 1998 to reflect the reduction in interest rate. Such settlement is contingent on our providing a $10 million credit facility to WFSG during the pendency of its debt restructuring and for a period thereafter.

     We also receive regular payments from WCC in connection with the servicing it performs for us and make payments to it of servicing fees and reimbursement for certain expenses. These payments are made at market rates pursuant to a servicing agreement which was entered into prior to our initial public offering and following extensive negotiations with the underwriters. During the adverse market conditions in the third and fourth quarters of 1998, we also borrowed money from WCC to increase our liquidity and for other general corporate
purposes.   In connection with the restructuring of WCC's debt, we paid all amounts owing by us to WCC and prepaid a portion of future servicing fees for a release of any and all claims against us. At December 31, 1998, we had approximately $3.2 million of prepaid future servicing fees with WCC.

     The Management Agreement and Services Agreements do not limit the right of WRSC or WFSG to engage in business or render services to others that compete with us, except that our manager and WFSG have granted a right of first refusal to us with respect to real estate investments which constitute Primary Investments for us. WFSG and its subsidiaries do not invest in any Primary Investments unless a majority of the independent directors have decided that we should not invest in such asset. In deciding whether to invest in such an asset, the independent directors may consider, among other factors, whether the asset is well-suited for us and whether we are financially able to take advantage of the investment opportunity. However, WFSG and its subsidiaries have no obligation to offer mortgage-backed securities to us if the mortgage loans collateralizing such securities are owned by WFSG or one of its subsidiaries. Moreover, WFSG has no obligation to reveal to us any business opportunities to invest in other real estate related assets. As a consequence, the opportunity for us to invest in such assets is limited if such investment opportunities are attractive to WFSG or one of its subsidiaries.

     From time to time, mortgage lenders offer for sale large pools of mortgage loans and real properties pursuant to a competitive bidding process. In such a case, WFSG or its affiliates may choose an unaffiliated entity with which to submit a joint bid for the pool, as long as WFSG or its affiliates takes title only to assets as to which it has not given us the right of first refusal.

     At the closing of our initial public offering, WFSG purchased approximately 990,000 shares of Common Stock at a price equal to the public offering price, net of any underwriting discounts or commissions. This resulted in WFSG's ownership of approximately 8.6% of our stock. WRSC also received stock options pursuant to our Option Plan. WFSG is expected to retain its shares of us for at least two years after our initial public offering, but may dispose of its shares any time thereafter in accordance with the provisions of Rule 144 under the Securities Act of 1933. Notwithstanding the foregoing, if we terminate the Management Agreement, WRSC may require us to register for public resale any shares of common stock acquired by WFSG pursuant to the Option Plan.

     The market in which we expect to purchase assets is characterized by rapid evolution of products and services and, thus, there may in the future be relationships between us, WFSG, and its affiliates in addition to those described herein. We may change our policies in connection with any of the foregoing without the approval of our stockholders, including, but not limited to, the amount in which we may leverage our investments.


PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)  Exhibits

       11  Statement re Computation of Per Share Earnings
       27  Financial Data Schedule

(b)  Financial Statement Schedules

(c) Reports on Form 8-K filed during the fourth quarter of the period covered by this report:

     (i) Report on Form 8-K dated October 14, 1998, filed November 5, 1998, reporting under Item 2 the sale of certain real estate assets to meet collateral calls.

     (ii) Report on Form 8-K/A dated September 21, 1998, filed November 4, 1998, containing pro forma financial information concerning a loan pool purchased on September 29, 1998 from Salomon Smith Barney Inc., reported under Item 2 of the Report on Form 8-K filed October 14, 1998.


     (iii) Report on Form 8-K dated September 29, 1998, filed October 14, 1998, reporting under Item 2 the purchase of a loan pool from Salomon Smith Barney Inc.

     (iv) Report on Form 8-K dated September 22, 1998, filed October 14, 1998, reporting under Item 2 the securitization by the Company of a pool of residential adjustable rate mortgages.


     (v) Report on Form 8-K dated October 1, 1998, filed October 8, 1998 reporting under Item 5 the issuance of a press release by the Company announcing its response to certain claims of Southern Pacific Funding Corp.

                         INDEX TO FINANCIAL STATEMENTS

                                                                                             Page
                                                                                             ----

Report of Independent Public Accountants....................................................  F-2
Consolidated Financial Statements
   Consolidated Statement of Financial Condition
       December 31, 1998....................................................................  F-3
   Consolidated Statement of Operations for the year ended
       December 31, 1998....................................................................  F-4
   Consolidated Statement of Changes in Stockholders' Equity for the year ended
       December 31, 1998....................................................................  F-5
   Consolidated Statement of Cash Flows for the year ended
       December 31, 1998....................................................................  F-6
   Notes to Consolidated Financial Statements...............................................  F-7


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Wilshire Real Estate Investment Trust Inc:

  We have audited the accompanying consolidated statement of financial condition of Wilshire Real Estate Investment Trust Inc. and Subsidiaries (the ''Company'') as of December 31, 1998, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

  We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

  As discussed in Note 1, Wilshire Realty Services Corporation, a wholly owned subsidiary of Wilshire Financial Services Group Inc. ("WFSG"), is the manager of the Company. Furthermore, Wilshire Credit Corporation ("WCC"), an affiliate of WFSG, provides loan servicing and real property management services to the Company. On March 3, 1999, WFSG filed a voluntary prepackaged petition for relief under Chapter 11 of the U.S. Bankruptcy Code. The WFSG plan of reorganization includes the transfer of the servicing operations conducted by WCC to a newly formed subsidiary of WFSG. As discussed in Note12, the Company has also entered into several transactions with these affiliated entities.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wilshire Real Estate Investment Trust Inc. and Subsidiaries as of December 31, 1998, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.



                              /s/   Arthur Andersen LLP

Los Angeles, California
March 19, 1999

          WILSHIRE REAL ESTATE INVESTMENT TRUST INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                               DECEMBER 31, 1998
                   (dollars in thousands, except share data)


Assets

  Cash and cash equivalents.......................................................                $  4,782
  Securities available for sale, at fair value....................................                 158,738
  Loans held for sale, net........................................................                  44,006
  Loans, net......................................................................                  69,124
  Discounted loans, net...........................................................                   2,498
  Investments in real estate, net.................................................                  85,005
  Due from affiliates.............................................................                  12,352
  Accrued interest receivable.....................................................                   1,939
  Other assets....................................................................                   2,673
                                                                                                  --------
     Total assets.................................................................                $381,117
                                                                                                  ========

Liabilities and Stockholders' Equity

 Liabilities:
  Short-term borrowings...........................................................                $223,766
  Other borrowings................................................................                  60,577
  Accounts payable and accrued liabilities........................................                   8,033
  Due to affiliates...............................................................                  11,698
  Dividend payable................................................................                   4,600
                                                                                                  --------
     Total liabilities............................................................                 308,674
                                                                                                  --------

 Commitments and Contingencies (see Note 14)

 Stockholders' Equity:
  Preferred stock, $.0001 par value; 25,000,000 shares authorized; no shares
   issued and outstanding                                                                               --
  Common stock, $.0001 par value; 200,000,000 shares authorized; 11,500,000
   shares issued and outstanding                                                                         1
  Additional paid-in capital......................................................                 166,980
  Accumulated deficit.............................................................                 (64,093)
  Accumulated other comprehensive loss............................................                 (30,445)
                                                                                                  --------
     Total stockholders' equity...................................................                  72,443
                                                                                                  --------
     Total liabilities and stockholders' equity...................................                $381,117
                                                                                                  ========

  The accompanying notes are an integral part of this consolidated financial statement.

          WILSHIRE REAL ESTATE INVESTMENT TRUST INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      For the year ended December 31, 1998
                   (dollars in thousands, except share data)



Net Interest Income:
 Loans held for sale, loans and discounted loans..................................              $    10,838
 Securities.......................................................................                   15,709
 Other investments................................................................                    1,145
                                                                                                -----------
   Total interest income..........................................................                   27,692
 Interest expense.................................................................                   13,608
                                                                                                -----------
   Net interest income before provision for loan losses...........................                   14,084
 Provision for loan losses........................................................                   11,842
                                                                                                -----------
   Net interest income after provision for loan losses............................                    2,242
                                                                                                -----------

Real Estate Operations:
 Operating income.................................................................                    4,939
 Operating expense................................................................                      345
                                                                                                -----------
   Real estate operations before interest and depreciation........................                    4,594
                                                                                                -----------

 Interest expense.................................................................                    2,853
 Depreciation.....................................................................                      963
                                                                                                -----------
     Total real estate operations.................................................                      778
                                                                                                -----------

Other Operating Income (Loss):
 Market valuation adjustments.....................................................                  (54,822)
 Gain on sale of securities.......................................................                      943
 Gain on sale of loans............................................................                    1,320
 Gain on foreign currency translation.............................................                       23
                                                                                                -----------
     Total other operating loss...................................................                  (52,536)
                                                                                                -----------

Operating Expenses:
 Management fees paid to affiliate................................................                    3,179
 Servicing fees paid to affiliate.................................................                      691
 Loan expenses paid to affiliate..................................................                      500
 Other............................................................................                    2,502
                                                                                                -----------
      Total operating expenses....................................................                    6,872
                                                                                                -----------

NET LOSS..........................................................................              $   (56,388)
                                                                                                ===========


BASIC AND DILUTED NET LOSS PER SHARE..............................................                   $(4.94)
WEIGHTED AVERAGE SHARES OUTSTANDING...............................................               11,421,933

  The accompanying notes are an integral part of this consolidated financial statement.

          WILSHIRE REAL ESTATE INVESTMENT TRUST INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                      For the year ended December 31, 1998
                             (dollars in thousands)


                                                                         ACCUMULATED
                             COMMON STOCK     ADDITIONAL                    OTHER
                        --------------------   PAID-IN-    ACCUMULATED   COMPREHENSIVE
                            SHARES    AMOUNT   CAPITAL      DEFICIT          LOSS         TOTAL
                        ------------------------------------------------------------------------

Initial capital                   --  $   --    $      2    $      --      $       --   $      2
Issuance of common stock  11,500,000       1     166,978           --              --    166,979
Comprehensive loss:
 Net loss                         --      --          --      (56,388)             --    (56,388)
 Other comprehensive loss:
  Foreign currency
   translation                                                                     (7)        (7)
  Unrealized holding
   losses on securities
   available for sale             --      --          --           --         (67,817)   (67,817)
  Reclassification
   adjustment for
   losses on securities
   included in net loss           --      --          --           --          37,379     37,379
                                                                                        --------
Total comprehensive loss          --      --          --           --              --    (86,833)
Dividends declared                --      --          --       (7,705)             --     (7,705)
                          ----------  ------  ----------  -----------        --------   --------
Balance at December 31,   11,500,000      $1    $166,980     $(64,093)       $(30,445)  $ 72,443
 1998                     ==========  ======  ==========  ===========        ========   ========


  The accompanying notes are an integral part of this consolidated financial statement.

          WILSHIRE REAL ESTATE INVESTMENT TRUST INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      For the year ended December 31, 1998
                             (dollars in thousands)



CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss...................................................................................                 $ (56,388)
  Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
   Depreciation.............................................................................                       963
   Amortization of premiums and accretion of discounts, net.................................                    (1,322)
   Provision for loan losses................................................................                    11,842
   Market valuation adjustments.............................................................                    54,822
   Gain on sale of securities...............................................................                      (943)
   Gain on sale of loans....................................................................                    (1,320)
   Change in:
     Due from affiliate, net................................................................                    (6,591)
     Accrued interest receivable............................................................                    (1,939)
     Other assets...........................................................................                    (2,673)
     Accounts payable and accrued liabilities...............................................                     8,033
                                                                                                             ---------
   Net cash provided by operating activities................................................                     4,484
                                                                                                             ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of securities available for sale...................................................                 (365,919)
 Repayments of securities available for sale.................................................                    5,517
 Proceeds from sale of securities available for sale.........................................                  133,327
 Purchase of loans and loans held for sale...................................................                 (659,530)
 Principal repayments on loans and loans held for sale.......................................                   17,882
 Purchase of discounted loans................................................................                  (13,389)
 Principal repayments on discounted loans....................................................                    4,025
 Proceeds from sale of loans.................................................................                  515,386
 Investments in real estate..................................................................                  (85,648)
 Other.......................................................................................                      428
                                                                                                             ---------
   Net cash used in investing activities....................................................                  (447,921)
                                                                                                             ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from short-term borrowings.........................................................                  529,851
 Repayments on short-term borrowings.........................................................                 (306,085)
 Proceeds from securitized mortgage obligations..............................................                  372,318
 Repayment of securitized mortgage obligations...............................................                 (372,318)
 Proceeds from other borrowings..............................................................                   60,940
 Repayments on other borrowings..............................................................                     (363)
 Dividend payments on common stock...........................................................                   (3,105)
 Proceeds from issuance of common stock......................................................                  166,981
                                                                                                             ---------
   Net cash provided by financing activities..................................................                 448,219
                                                                                                             ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS...................................................                     4,782
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD............................................                        --
                                                                                                             ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................................................                 $   4,782
                                                                                                             =========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION--
  Cash paid for interest....................................................................                 $  12,655
  Cash paid for taxes.......................................................................                 $      --

NONCASH FINANCING AND INVESTING ACTIVITIES
  Common stock dividend declared but not paid...............................................                 $   4,600
  Additions to investment in real estate acquired in settlement of loans....................                 $     348


The accompanying notes are an integral part of this consolidated financial statement.

          WILSHIRE REAL ESTATE INVESTMENT TRUST INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (Dollars in thousands, except share data)

NOTE 1 -- ORGANIZATION AND RELATIONSHIPS

     Wilshire Real Estate Investment Trust Inc. and subsidiaries (collectively referred to as "WREIT" or the "Company") has entered into a management agreement with Wilshire Realty Services Corporation ("WRSC"), a wholly owned subsidiary of Wilshire Financial Services Group Inc. ("WFSG"), under which WRSC advises the Company on various facets of its business and manages its day-to-day operations, subject to the supervision of the Company's Board of Directors. WFSG currently owns 990,000 shares, or 8.6%, of the Company's outstanding common stock and has options to purchase an additional 1,135,000 shares (25% of which vest each year over the next four years) at an exercise price of $16.00 per share.

     For its services, WRSC receives a base management fee of 1% per annum of the first $1.0 billion of the daily average invested assets, as defined in the related agreement, 0.75% of the next $500 million of average invested assets and 0.50% of average invested assets above $1.5 billion, payable quarterly. In addition, WRSC receives incentive compensation in an amount generally equal to 25% of the dollar amount by which funds from operations ("FFO"), as adjusted, exceeds an amount equal to the product of (i) $16.00, (ii) the ten-year Treasury rate plus 5% per annum and (iii) the weighted average number of shares of common stock outstanding during such period. Finally, WRSC is entitled to receive reimbursements of all due diligence costs and reasonable out-of-pocket expenses. Through December 31, 1998, the fees due WRSC for such services aggregated approximately $3,179.

        The recent dramatic events in the financial markets, which include a significant reduction in valuations of, and liquidity for, loans and mortgage-backed securities, has had a significant adverse impact on WFSG's liquidity and financial condition (see also Notes 2 and 3 below for a discussion of the impact of such economic events on WREIT). To address these concerns, management of WFSG entered into discussions with an unofficial committee of holders of WFSG's outstanding publicly issued (the "Old Notes") notes concerning a restructuring of WFSG, including its obligations under the notes. Following extensive discussions, WFSG and the unofficial committee of noteholders, representing a majority of noteholders, agreed to a restructuring of WFSG whereby (i) the noteholders would exchange their notes for newly issued common stock in WFSG,
(ii) existing holders of common stock of WFSG would receive highly diluted new common stock in exchange for their holdings, and (iii) pending consummation of the restructuring, the noteholders would forbear from declaring certain defaults which resulted from the net losses incurred by WFSG during 1998 and from other actions taken by WFSG during 1998 to meet collateral calls.

     WFSG believes that this restructuring will significantly improve WFSG's financial position by reducing indebtedness, the interest cost associated therewith, and significantly improve its debt to equity ratio. The restructuring plan was ratified by a vote of noteholders on March 1, 1999. The proposed restructuring will be accomplished through a voluntary Chapter 11 prepackaged bankruptcy filing, which was made by WFSG in Federal Bankruptcy Court in Wilmington, Delaware on March 3, 1999. The confirmation hearing is scheduled for April 12, 1999. Other creditors, including trade creditors and secured creditors, are not expected to be affected by this restructuring. There can be no assurance that confirmation of the plan will occur on that date or whether the form and structure of the plan will materially change from its current state.

     Wilshire Credit Corporation ("WCC"), an affiliate of WFSG, provides loan servicing and real property management services to the Company. The WFSG plan of reorganization discussed above contemplates the transfer of the servicing operations conducted by WCC to a newly formed company controlled by WFSG. Management of the Company believes that the transfer of servicing operations will have no negative impact on the Company.

     To date, these events have not had a significant effect on WRSC's ability to act as manager of the Company. In the event the restructuring plan is not confirmed, the Company will review its options, which include potentially becoming internally managed.

     The WFSG reorganization plan contemplates that the Company will provide debtor-in-possession ("DIP") financing of up to $10 million. The DIP financing will be collateralized by the outstanding stock of First Bank of Beverly Hills, FSB, a wholly owned second tier subsidiary of WFSG.

          WILSHIRE REAL ESTATE INVESTMENT TRUST INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                   (Dollars in thousands, except share data)


NOTE 2 -- GENERAL MARKET CONDITIONS

     Beginning in August 1998, and more significantly, since mid October 1998, the global financial marketplace has experienced overwhelming changes and volatility. The market for mortgages and mortgage-backed securities and, in particular, subordinate credit related tranches of these securities has experienced dramatically widening spreads from U.S. Treasury instruments. Liquidity problems affecting certain Wall Street firms, hedge funds and other financial instruments investors have exacerbated this market phenomenon through forced liquidation of certain of their assets. This led to an increased need for liquidity at the Company both to meet collateral calls and as a preemptive measure to protect against future mortgage-backed securities spread distortions.

     As a result, the Company, during the fourth quarter of 1998, sold approximately $586.8 million of its loans and mortgage-backed securities in order to meet collateral calls, and reduce outstanding debt. The Company reflected write-downs of these assets to the amount realized upon disposition as "market valuation adjustments" (see Note 3) in determining net loss for 1998. Had the Company not been forced to sell these assets, but rather held these assets until market conditions stabilized, management believes the Company's losses would have been far less severe.

     As a result of difficult conditions in the financial markets, in particular the market for mortgage-backed securities, and in order to enhance its ability to meet the obligations under its indebtedness, the Company has decided that, for the foreseeable future, it will limit acquisitions or funding of additional investments, and it will work to accelerate the stabilization of its existing assets and increase its overall liquidity position. As a result, the Company has currently reduced its business activity.

NOTE 3 -- MARKET VALUATION ADJUSTMENTS

     As noted above, during the fourth quarter of 1998, the Company sold a significant amount of its loans and mortgage-backed securities to meet collateral calls and increase liquidity. The declines in values on the assets included in these sales have been recognized as market valuation adjustments in determining net loss for the year ended December 31, 1998. In addition, the Company has also evaluated the impact of the current market conditions on the remainder of its mortgage-backed and other securities portfolio and reflected in market valuation adjustments any impairments which have been deemed to be other than temporary. The evaluation of other than temporary impairment considers the magnitude and trend in the decline of the market value of securities, and the Company's ability to collect all amounts due according to the contractual terms. If future market conditions continue to negatively impact the value of these assets, additional other than temporary impairments may be incurred.

     During the fourth quarter of 1998, primarily as a result of collateral calls, the Company sold loans for proceeds of $470.6 million and mortgage-backed securities for proceeds of $116.2 million. As a result of these sales, short-term borrowings were reduced by $202.5 million and securitized mortgage obligations of $372.3 million were eliminated.

     Total market valuation adjustments recorded in earnings for the year ended December 31, 1998 were $54.8 million. Of this amount, $15.9 million relates to the sales of $116.2 million of mortgage-backed securities and $16.5 million relates to the sales of $470.6 million of loans. Additionally, $22.4 million relates to market valuation adjustments for other than temporary impairment of mortgage-backed securities and other securities (primarily WFSG 13% Series B Notes-See Note 12) not sold as of December 31, 1998.

     Management cannot readily predict the impact of any future adverse market conditions on asset sales and the impact of such potential events on the profits and capital of the Company.

          WILSHIRE REAL ESTATE INVESTMENT TRUST INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                   (Dollars in thousands, except share data)


NOTE 4 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Nature of Operations--The operations of the Company consist primarily of the acquisition of pools of performing, sub-performing and non-performing residential and commercial mortgage loans, as well as commercial real estate and mortgage-backed securities. The Company's primary sources of revenue are from loans, mortgage-backed securities and real estate.

     Principles of Consolidation-- The Company was incorporated in the State of Maryland on October 24, 1997. Prior to April 6, 1998, the Company had substantially no operating activity. On April 6, 1998, the Company was capitalized with the sale of 11,500,000 shares of common stock, par value $.0001 per share, at a price of $16.00 per share (the "Offering"). Total net proceeds of the Offering after underwriting and offering expenses were $166,979.

     The accompanying consolidated financial statements include the accounts of Wilshire Real Estate Investment Trust Inc. and its four subsidiaries, including Wilshire Real Estate Partnership L.P. ("WREP"), Wilshire Real Estate Partnership 1998-1 LLC, Wilshire REIT 1998-1 and WREP Islands Limited. Intercompany accounts have been eliminated in consolidation.

     Use of Estimates in the Preparation of the Consolidated Financial Statements--The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Significant estimates include valuation allowances for loans and real estate owned, the determination of fair values of certain financial instruments for which there is not an active market, the allocation of basis between assets sold and retained, the evaluation of other than temporary impairment, and the selection of yields utilized to recognize interest income on certain mortgage-backed securities. Estimates and assumptions also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Cash And Cash Equivalents - For purposes of reporting financial condition and cash flows, cash and cash equivalents include cash and due from banks, federal funds sold and securities with original maturities less than 90 days.

     Securities Available For Sale - Securities available for the sale include mortgage-backed securities and other securities that are designated as assets available for sale because the Company does not intend to hold them to maturity. Securities available for sale are carried at fair value with the net unrealized gains or losses reported in accumulated other comprehensive loss, which is included as a separate component in the statement of changes in stockholders' equity. Other than temporary declines in the carrying value of securities, if any, are charged to earnings and the basis of each security is adjusted, accordingly. At disposition, the realized net gain or loss is included in earnings on a specific identification basis. The amortization of premiums and accretion of discounts are computed using the interest method after considering actual and estimated prepayment rates, if applicable. Actual prepayment experience is periodically reviewed and effective yields are recalculated when differences arise between prepayments originally anticipated and amounts actually received plus anticipated future prepayments.

     Loans Held for Sale, Loans, Discounted Loans and Allowance for Loan Losses
- The Company acquires performing loan portfolios for prices generally at par or at a premium or modest discount to principal face amount (i.e., unpaid principal balance plus accrued interest) and re-performing and sub-performing loan portfolios for prices generally at or below their principal amount. Non-performing loans are generally acquired at deep discounts to the principal face amount. Purchased sub-performing and non-performing loans are generally classified as discounted loans in the consolidated statement of financial condition. Loans that have been identified as likely to be sold are classified as loans held for sale in the consolidated statement of financial condition. Loans other than discounted loans and loans held for sale are classified as loans.

     Discounted loans are presented in the consolidated statement of financial condition net of unaccreted discounts and allowance for loan losses established for those loans. Unaccreted discounts represent the portion of the difference between the purchase price and the principal face amount on specific loans that is available for accretion to interest income. The

          WILSHIRE REAL ESTATE INVESTMENT TRUST INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                   (Dollars in thousands, except share data)



allowance for loan losses includes valuation allowances for estimated losses against the principal face amount that are established at acquisition and for subsequent valuation adjustments that are provided for through current period earnings and are based on discounted future cash flows or the fair value of the underlying real estate collateral for collateral dependent loans. If total cash received on a pool of loans exceeds original estimates, excess specific valuation allowances are recorded as additional discount accretion on the cost-recovery method. The allocated specific valuation allowances are included in the allowance for loan losses. Where appropriate, discounts are accreted into interest income on a cash basis.

     Loans, other than discounted loans, are presented in the consolidated statement of financial condition in substantially the same manner as discounted loans. Interest income is recognized on an accrual basis. Deferred fees and costs and premiums are recognized in interest income over the life of the loan using a method that approximates the interest method.

     Certain loans and discounted loans are designated as held for sale and are presented at the lower of cost or fair value. If fair value is less than cost, a valuation allowance is recorded through a charge to earnings to reduce the carrying value to fair value.

     The Company evaluates loans for impairment. Commercial and multi-family real estate loans are considered to be impaired, for financial reporting purposes, when it is probable that the Company will be unable to collect all principal or interest due, according to the contractual terms of the loan agreement. Specific valuation allowances are established either at acquisition or through provisions for loan losses, as described above, for impaired loans based on the fair value of the underlying collateral.

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

     Investments In Real Estate - Real estate purchased directly is originally recorded at the purchase price. Real estate acquired in settlement of loans is originally recorded at fair value less estimated costs to sell. Any excess of net loan cost basis over the fair value less estimated selling costs of real estate acquired through foreclosure is charged to the allowance for loan losses. Any subsequent operating expenses or income, reductions in estimated fair values, as well as gains or losses on disposition of such properties, are recorded in current operations. Depreciation on investments in real estate is computed using the straight-line method over the estimated useful lives of the assets as follows.

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

          WILSHIRE REAL ESTATE INVESTMENT TRUST INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                   (Dollars in thousands, except share data)


     Net Loss Per Share--Basic EPS excludes dilution and is computed by dividing income loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

     During the year ended December 31, 1998, however, the Company experienced a net loss, which resulted in common stock equivalents having an anti-dilutive effect on earnings per share. Weighted average shares outstanding is therefore equivalent for basic and diluted net loss per share.

     Comprehensive Income--In 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income", which requires companies to report all changes in equity during a period, except those relating to investment by owners and distributions to owners, in a financial statement for the period in which they are recognized. The Company has chosen to disclose comprehensive loss for the year ended December 31, 1998, which encompasses net loss, unrealized holding losses on available for sale securities during the year, realized gain/losses on available for sale securities, and Currency translation adjustments, on the face of the accompanying Consolidated Statement of Changes in Stockholders' Equity. Included within realized losses on available for sale securities are market valuation adjustments recognized during the year on these securities.

NOTE 5 - RECENTLY ISSUED ACCOUNTING STANDARDS

     The Financial Accounting Standards Board ("FASB") recently issued Statement of Financial Accouting Standard ("SFAS") No. 129, "Disclosure of Information about Capital Structure", and SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information." SFAS No. 129 applies to all entities that issue any securities other than ordinary common stock and continues the existing requirements to disclose the pertinent rights and privileges of all securities. SFAS No. 131 establishes standards for the way that public entities report information about operating segments in annual financial statements and requires that those entities report selected information about operating segments in interim financial reports issued to shareholders. SFAS Nos. 129 and 131 are effective for fiscal years beginning after December 15, 1997 and were adopted by the Company. The adoption of SFAS No. 129 did not require the Company to make significant revisions regarding its disclosure about the capital structure of the Company. The Company does not segment its business for management reporting purposes and therefore, the adoption of SFAS No. 131 does not require additional disclosures in the Company's consolidated financial statements or related footnotes.


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

     In October 1998, the FASB issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise", an amendment of SFAS No. 65. This Statement is effective for the first fiscal quarter beginning after December 15, 1998. This Statement standardizes how mortgage banking firms account for certain securities and other interests they retain after securitizing mortgage loans that were held for sale. Adoption of this pronouncement is not expected to have a material impact on the Company's consolidated financial condition or results of operations.

          WILSHIRE REAL ESTATE INVESTMENT TRUST INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                   (Dollars in thousands, except share data)

NOTE 6 - SECURITIES AVAILABLE FOR SALE

     The Company marks its securities portfolio to estimated fair value at the end of each month based upon available broker/dealer marks, subject to an internal review process. For those securities that do not have an available market quotation, the Company requests market values and underlying assumptions from the various broker/dealers that underwrote the securities, are currently financing the securities, or have had prior experience with the securities. As of each reporting period, the Company evaluates whether and to what extent any unrealized loss is to be recognized in earnings as other than temporary.

     During the fourth quarter of 1998, as a result of collateral calls caused by circumstances described in Note 2, the Company sold approximately $116.2 million of mortgage-backed securities. Based on the use of the current data in the valuation of its assets, the Company recorded a loss of $15.9 million as market valuation adjustment in earnings for the year ended December 31, 1998 to reflect the decline in the value of these assets. The Company also has provided, as of December 31, 1998, for an additional market valuation adjustment of $22.4 million for securities not sold as of December 31, 1998 based on a variety of factors.

     At December 31, 1998, securities available for sale were valued as follows:

                                                                  Gross                  Gross
                                      Amortized                 Unrealized            Unrealized
                                       Cost (1)                   Gains                 Losses            Fair Value
                                       --------                   -----                 ------            ----------
 Mortgage-backed securities....          $179,243                 $98                   $30,536             $148,805
 Other securities..............             9,933                  --                        --                9,933
                                         --------                 ---                   -------             --------
                                         $189,176                 $98                   $30,536             $158,738
                                         ========                 ===                   =======             ========

     (1) The amortized cost of the securities reflects the impairment adjustments deemed to be other than temporary as discussed in Note 3 above. The total amount of impairment write-downs of $22.4 million has been included in market valuation adjustments in the accompanying Consolidated Statement of Operations for the year ended December 31, 1998.

     The Company expects to receive payments on securities over periods that are considerably shorter than the contractual maturities of the securities, which range from 6 to 30 years due to prepayments. At December 31, 1998, the net unrealized loss on available-for-sale mortgage-backed securities totaled approximately $30,438. In the opinion of management, these losses represent temporary declines in the fair values of such securities and do not represent permanent declines in such market values. These unrealized gains and losses are reflected in "Accumulated other comprehensive loss" in stockholder's equity. Should management's estimates of the temporary nature of these market value declines change in the future to other than temporary, such changes would be reflected as losses in the Company's consolidated statement of operations.

     Other securities available for sale consists of $20 million (face value) of 13% WFSG Series B Notes due in 2004 with a carrying value of $9.9 million at December 31, 1998, net of an impairment write down of $11.3 million, which is included in market valuation adjustments described above. As described above, WFSG and the unofficial committee of noteholders, representing a majority of the noteholders, have agreed to a restructuring of WFSG whereby the noteholders (including holders of WFSG's 13% Series B Notes) would exchange their notes for newly issued common stock in WFSG. Management's valuation of these note holdings of $9,933 as of December 31, 1998 is based on the Company's ratable portion of WFSG's estimated contemplated reorganization equity.

     At December 31, 1998, substantially all securities available for sale were pledged to secure short-term borrowings and lines of credit (see Note 9).

     Gains from the sale of securities available for sale were $943 during the year ended December 31, 1998.

          WILSHIRE REAL ESTATE INVESTMENT TRUST INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                   (Dollars in thousands, except share data)


NOTE 7 - LOANS HELD FOR SALE, LOANS, AND DISCOUNTED LOANS

     The Company's loans are comprised of loans held for sale, loans, and discounted loans. Following is a summary of each loan category by type at December 31, 1998:

                                                         Loans Held for                                     Discounted
                                                              Sale                  Loans                     Loans
                                                      -------------------     -------------------     -------------------
Unpaid principal balance of real estate loans:
  One to four units...................................  $        --                 $   411       $              --
  Over four units.....................................           --                      --                     337
  Commercial..........................................       49,725                  30,236                   7,346
                                                            -------                 -------                  ------
   Total loans secured by real estate.................       49,725                  30,647                   7,683
                                                            -------                 -------                  ------

 Other (1)............................................          --                   39,316                      --

 Less:
  Allowance for loan losses...........................        5,594                     773                   4,741
  Discount on purchased loans and deferred fees.......          125                      66                     444
                                                            -------                 -------                  ------
                                                            $44,006                 $69,124                  $2,498
                                                            =======                 =======                  ======

(1) Includes $38,560 of securities under agreement to repurchase. On October 1, 1998, the counterparty filed a petition for reorganization under Chapter 11 in the United States Bankruptcy Court for the District of Oregon. On November 20, 1998, the counterparty and the Company reached an agreement in which the repurchase agreement was converted into a loan. Subsequent to December 31, 1998, the Company sold its interest in this loan and recovered its carrying value. At December 31, 1998 these assets were pledged to secure repurchase borrowings included in short-term borrowings (see Note
     9).

     As of December 31, 1998, the unpaid principal balances of loans with adjustable rates of interest were $76.2 million and loans with fixed rates of interest were $51.2 million. Adjustable-rate loans are generally indexed to U.S. Treasury Bills, the FHLB's Eleventh District Cost of Funds Index, LIBOR or Prime and are subject to limitations on the timing and extent of adjustment. Most loans adjust within six months of changes in the index.

     At December 31, 1998, loans with an unpaid principal balance of approximately $4.9 million were pledged to secure credit line borrowings included in short-term borrowings. Additionally, other loans of $114.0 million were pledged to secure repurchase agreements.

          WILSHIRE REAL ESTATE INVESTMENT TRUST INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                   (Dollars in thousands, except share data)


     During the year ended December 31, 1998, the Company recorded a provision for losses of $11,842, of which $5,905 related to assets classified in loans, loans held for sale or discounted loans. The remaining $5,937 of provision for losses is not included in the allowance for loan losses activity below, but rather, is attributable to a valuation adjustment recorded on a note receivable from WFSG, and is included in due from affiliates as of December 31, 1998 (see
Note 12).  Activity in the allowance for loan losses is summarized as follows:

                                                                           Year Ended
                                                                       December 31, 1998
                                                                      --------------------
Balance, beginning of period                                               $       --
  Allocation of purchased loan discounts:...........................
    At acquisition..................................................             7,416
    At disposition..................................................            (1,312)
  Charge offs.......................................................              (901)
  Provision for loan losses.........................................             5,905
                                                                               -------
 Balance, end of period.............................................           $11,108
                                                                               =======

  At December 31, 1998, the Company had impaired loans (other than discounted loans) with a net carrying value of approximately $39.3 million. Substantially all of this balance was accounted for by a single loan, which was paid off subsequent to December 31, 1998 at the approximate carrying value.

  The above amounts do not include impaired discounted loans. Management has determined that generally all discounted loans meet the criteria for impairment and collectively evaluates the carrying values of these loans.

  The Company has a geographic concentration of mortgage loans in the United Kingdom, resulting from one loan, with unpaid principal balance of $49,725 at December 31, 1998.

  Management estimates are utilized to determine the adequacy of the allowance for loan losses. Estimates are also involved in determining the ultimate recoverability of purchased loans and, consequently, the pricing of purchased loans. These estimates are inherently uncertain and depend on the outcome of future events. Although management believes the level of the allowance as of December 31, 1998 is adequate to absorb losses probable in the loan portfolio, rising interest rates, various other economic factors and regulatory requirements may result in increasing levels of losses. Those losses will be recognized if and when these events occur.

NOTE 8 - INVESTMENTS IN REAL ESTATE

     At December 31, 1998, the Company's investments in real estate were comprised of the following:


Commercial and Multi-family Real Estate:

     Land............................................                 $26,338
     Building and improvements.......................                  58,856
     Less: Accumulated depreciation..................                    (963)
                                                                      -------
                                                                       84,231
  Other real estate owned, net.......................                     774
                                                                      -------
                                                                      $85,005
                                                                      =======

     Approximately $61.6 million or 72.4% of the investments in commercial and multi-family real estate were located in the United States and the remainder of commercial or multi-family properties were located in the United Kingdom.

          WILSHIRE REAL ESTATE INVESTMENT TRUST INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                   (Dollars in thousands, except share data)


     Investments in real estate are recorded at cost less accumulated depreciation, which, in the opinion of management, is less than the net realizable value of the properties. The Company reviews its investments in real estate for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

NOTE 9 - SHORT-TERM BORROWINGS

     Short-term borrowings at December 31, 1998 include repurchase agreements, line of credit borrowings and other short-term borrowings. Proceeds from the various credit facilities are used primarily for the acquisition of mortgage-backed securities and loan pools. Following is information about short-term borrowings:

                                                                   Short -Term
                                                                    Borrowings
                                                                   ------------

  Average balance during the period..................                $254,945
  Highest amount outstanding during the period.......                $475,351
  Average interest rate-during the period............                    7.2%
  Average interest rate-end of period................                    7.6%


     In certain instances, repurchase agreement lenders on mortgage-backed securities have withheld principal and/or interest payments on such assets in order to reduce outstanding, unpaid margin calls. At December 31, 1998, there were approximately $4.0 million of outstanding collateral calls, based on the dealers market valuation of the underlying collateral, net of withheld principal and interest payments.

NOTE 10 - OTHER BORROWINGS

     At December 31, 1998, the Company had $60.6 million of other borrowings, with a weighted average interest rate of 8.52%. At December 31, 1998, investments in real estate with a carrying amount of $81.0 million were pledged as collateral against these loans. Included in other borrowings is $13.1 million of mortgage borrowings payable to WFMC 1997-1, a wholly owned subsidiary of WFSG (See Note 12). Maturities of these borrowings range from 1999 to 2008.

   A table summarizing the contractual repayment terms of other borrowings for each of next five years and the total thereafter is as follows:


                          Year                             Other Borrowings
                          1999                                 $   554
                          2000                                  19,224
                          2001                                     659
                          2002                                     719
                          2003                                     785
                       Thereafter                               38,636
                                                               -------
                                                               $60,577
                                                               =======

     The Company is subject to various covenants in the agreements evidencing its indebtedness, including the maintenance of specified amounts of equity. At December 31, 1998, management believes the Company was in compliance with all obligations under the agreements evidencing its indebtedness and the Company's equity, as defined in the applicable agreements, except with regards to a loan that included certain covenants related to WFSG, as guarantor, which has been refinanced subsequent to December 31, 1998. In addition the Company has an $18.1 million loan, included in short-term borrowings above, which is currently past due. The Company has verbally negotiated an extension with the lender and is currently in the process of finalizing the written modification.

NOTE 11 - DIVIDENDS PAYABLE

     On October 26, 1998, the Company revised the expected payment date of a $0.40 per share cash dividend payable on October 27, 1998 to shareholders of record on September 30, 1998 to January 27, 1999. On December 30, 1998, the

          WILSHIRE REAL ESTATE INVESTMENT TRUST INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                   (Dollars in thousands, except share data)


Company announced that the status of the dividend payment would be reviewed in approximately three months from that date, and that there can be no assurance
that the payment will be made at that time.   The Company will pay interest, at
the rate of 4% per annum, on the amount due calculated from the previously announced payment date through the date of the actual payment.

NOTE 12 - RELATED PARTY TRANSACTIONS

     During the year ended December 31, 1998, the Company purchased from WFSG, or wholly owned subsidiaries of WFSG, assets totaling approximately $198.8 million. The purchases were made on terms for which prices approximated market value determined with either dealer marks, third party appraisals or broker price opinions. The majority of the assets purchased from WFSG were in connection with the Company's initial public offering. The total assets purchased from WFSG consisted of $47.4 million of loans, $127.2 million of mortgage-backed securities and $24.2 million of investment in real estate.

     On January 19, 1999, the Company entered into an agreement to provide a wholly owned subsidiary of WFSG interim financing in the amount of $5,000 (the "Interim Facility"). The Interim Facility bears interest at 12%. The Interim Facility is secured by the stock of First Bank of Beverly Hills, FSB, a second tier subsidiary of WFSG. In addition, on March 3, 1999, the Company entered into an agreement to provide WFSG with debtor-in-possession financing of $10,000 (the "DIP Facility"). The first proceeds of the DIP Facility are to be used to repay the Interim Facility. The DIP Facility bears interest at 12%. The DIP Facility is secured by the stock of First Bank of Beverly Hills, FSB. If WFSG identifies a new lender for the DIP Facility, subject to certain conditions, the Company agrees to subordinate the priority of its lien and right of repayment of the DIP Facility to the new lender.

     Included in "Other Borrowings", at December 31, 1998, is approximately $13.1 million of mortgages due to WMFC 1997-1 Inc., a wholly owned subsidiary of WFSG. These mortgages, which have loan-to-value ratios up to 85%, are due on October 1, 2008, bear interest at 10% per annum and are collateralized by real estate of the Company. The offset to these other borrowings on the financial statements of the Company at the time of the transactions was an affiliate receivable from WFSG.

     The affiliate receivable from WFSG described above was combined with other affiliate balances due to the Company from WFSG and structured into an unsecured note receivable due from WFSG, with an interest rate of 13%. The balance of this note receivable is $18.4 million and is included in due from affiliates in the accompanying Consolidated Statement of Financial Condition as of December 31, 1998.

     Prior to the solicitation of their reorganization plan, WFSG and the unofficial note holders committee negotiated a compromise and settlement of this claim held by the Company. Under this compromise and settlement, the Company will receive a new note which bears interest at 6% per annum, payable monthly in arrears. From the effective date of WFSG's confirmed reorganization ("Effective Date") plan to the first anniversary of the Effective Date of the reorganization plan, at the option of WFSG, interest payments may be payable in kind.
Principal and all accrued but unpaid interest is due on the seventh anniversary of the Effective Date. At any time within 2 years after the Effective Date, WFSG has the right to settle the note receivable by paying the Company a discounted present value of the remaining scheduled interest and principal payments using a discount rate of 13.5%. Should WFSG choose to settle the note receivable, the Company has the option to convert the note receivable to common stock of WFSG. In recognition of this compromise, the Company's claim was discounted based upon the present value of amounts expected to be received by the Company over the seven year term, which resulted in a loss to the Company of $5,937. This amount has been included in provision for losses in the accompanying Consolidated Statement of Operations. The amount of this loss of $5,937 was calculated by management of the Company based upon the assumption that the claim of the Company will be paid over the original seven year term of the claim, which is currently the intention of WFSG. To the extent that the claim is ultimately settled early by WFSG, as described above, or that management of the Company subsequently decides to convert the note receivable to common stock of WFSG, the amount the Company would receive for its claim may be different from the amounts reflected in the accompanying consolidated financial statements. Such adjustments, if any, would be recorded in the period that such events occur. Additionally, due to the pending bankruptcy proceedings of WFSG, there is a significant degree of uncertainty regarding the ultimate recovery by the Company of its claim. Therefore, additional losses may be recorded by the Company in future periods relating to the claims as this uncertainty is resolved. To the extent the Company ultimately receives the full

          WILSHIRE REAL ESTATE INVESTMENT TRUST INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                   (Dollars in thousands, except share data)


amount of the claim, the loss of $5,937 referred to above would be recorded as income of the Company. To the extent the Company does not fund or only funds a portion of the DIP facility, a proportionate amount of the Company claim discussed above will be treated pari passu with the Old Notes and the amount of the new notes will be proportionately reduced. The Company recently received approval from the Court to fund and expects to fully fund the DIP facility.

     During 1998, in connection with borrowings with WFSG and WCC, WFSG and the Company jointly and severally guaranteed $35 million of indebtedness owed by WCC to a third party financier. Management of the Company believes that the Company's guarantee of WCC's indebtedness was in the best interests of the Company in order to help maintain WCC as a viable servicer.

     In the first quarter of 1999, the Company remitted $15 million to WCC. This payment relieved the Company of its payable to WCC (approximately $11.8 million) and its guarantee of the WCC indebtedness. The difference between the $15 million payment and the payable balance of approximately $3.2 million represents an undiscounted prepayment of future servicing fees that are anticipated to be charged by WCC to the Company.

     The Company paid a fee to WFSG for their guarantee of a loan from Barclay's Bank to a subsidiary of the Company equal to 1% annually of the outstanding principal of the loan. This loan was refinanced in 1999 and the guarantee is no longer in effect.

     In 1998, the Company incurred loan service fees of $0.7 million, which were paid to WCC. The servicing fee structure is dependent on the assets being serviced, but in general, servicing fees related to discounted loans are based on a percentage of cash received and servicing fees related to non-discounted loans are based on a percentage of unpaid principal balance. The Company also incurred $0.5 of loan related expenses which were reimbursed to WCC for actual out-of-pocket servicing costs.

NOTE 13 INCOME TAX STATUS

     The Company originally was formed with a view of qualifying as a Real Estate Investment Trust ("REIT") under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. However, to qualify as a REIT, the Company must first make an affirmative election to be taxed as a REIT. As the election is not made until the time the Company files its federal income tax return, the Company has not yet made the election to be taxed as a REIT. During 1998, the Company incurred substantial losses resulting from the volatile conditions in the global financial marketplace, as explained in Notes 2 and 3 above. As a result, management is evaluating whether the Company and its shareholders will derive greater benefit from not electing REIT status for 1998. A decision to not make a REIT election requires approval by two thirds of its stockholders.

     If the Company were to make an election to be taxed as a REIT for 1998, it generally would not be subject to federal income taxation on that portion of its income that qualifies as REIT taxable income to the extent that it distributes at least 95 percent of its REIT taxable income to shareholders by the due date of the tax return and complied with certain other requirements. If the Company were to fail to qualify for REIT status, it would be subject to corporate taxation. Management believes that the Company will not have a significant tax provision for the year ended December 31, 1998 whether it is taxed as a REIT or a corporation. If the Company were taxed as corporation, it would have an income tax provision attributable to excess inclusion income on REMIC residuals of an immaterial amount. Accordingly, no provision or benefit has been recorded for federal income taxes for the Company in the accompanying consolidated financial statements.

     If the Company does not make an election to be taxed as a REIT, the following disclosures would apply for the year ended December 31, 1998 under the provisions of SFAS No. 109, "Accounting for Income Taxes."

          WILSHIRE REAL ESTATE INVESTMENT TRUST INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                   (Dollars in thousands, except share data)


     A reconciliation, stated as a percentage of pretax income, of the U.S. federal statutory rate to the effective tax rate on the loss from continuing operations is as follows:

U.S. federal statutory rate..................................              (34.0)%
State taxes, net of federal benefit..........................                (6.9)
Valuation allowance..........................................                40.6
Other........................................................                 0.3
                                                                           ------
Effective tax rate...........................................                  --%
                                                                           ======

     The tax effects of temporary differences and carryforwards resulting in deferred income taxes at December 31, 1998 are as follows:

Deferred Tax Asset
------------------
Loss carryforward............................................            $ 33,978
Other........................................................               1,754
                                                                         --------
 Subtotal....................................................              35,732
                                                                         --------

Deferred Tax Liabilities
------------------------
Unrealized holding losses on available                                    (12,205)
 for sale securities.........................................
Other........................................................                (412)
                                                                         --------
 Subtotal....................................................             (12,617)
                                                                         --------

Valuation allowance..........................................             (23,115)
                                                                         --------
Net deferred tax asset.......................................            $
                                                                         ========

     Given the lack of sufficient earnings history and the significant uncertainties surrounding the classification of the Company for U.S. and state and local income tax purposes, the Company does not believe the recognition of a deferred tax asset is appropriate at this time.

     The unrealized holding losses on securities available for sale included as a component of stockholder's equity does not include an income tax benefit since a net deferred tax asset has not been recorded in the accompanying Consolidated Statement of Financial Condition.

     At December 31, 1998, the Company had, for U.S. Federal income tax purposes, a net operating loss carryforward of $83.2 million. The net operating loss carryforward expires in 2018.

NOTE 14 - COMMITMENTS, CONTINGENCIES & OFF-BALANCE SHEET RISK

     The Asset and Liability Committee is authorized to utilize a wide variety of off-balance sheet financial techniques to assist them in the management of interest rate risk. In hedging the interest rate and/or exchange rate exposure of a foreign currency denominated asset or liability, the Company may enter into hedge transactions to counter movements in the different currencies, as well as interest rates in those currencies. These hedges may be in the form of currency and interest rate swaps, options, and forwards, or combinations thereof.

     At December 31, 1998, the Company was a party to a swap contract in connection with its investment in a commercial mortgage loan secured by real property in the United Kingdom ("UK"). The swap contract, which covers the approximate five year term of the asset and related financing, is intended to hedge the interest rate basis and currency exposure between UK LIBOR (the lending rate) and US LIBOR (the borrowing rate) payments, as well as the principal (notional) amount of the loan which, as of December 31, 1998, was $49.7 million. Under the terms of the agreement, the Company will settle in U.S. dollars. The Company is also party to a five year swap in connection with its investment in real property in the UK. The notional amount is GBP 11,224,000 and has the financial impact of converting floating rate financing to a fixed rate of interest.

          WILSHIRE REAL ESTATE INVESTMENT TRUST INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                   (Dollars in thousands, except share data)


  The Company is involved in various legal proceedings occurring in the ordinary course of business which management believes will not have a material adverse effect on the financial condition or operations of the company.

NOTE 15 - STOCK OPTIONS

  The Company adopted a non-qualified stock option plan ("the Option Plan"), which provides for options to purchase shares of common stock. The maximum number of shares of common stock that may be issued pursuant to options granted under the Option Plan is 3,500,000 shares.

  The Company granted options to WRSC and the Independent Directors under the Option Plan, representing the right to acquire 1,150,000 shares of common stock at an exercise price of $16 per share. Of these initial grants, 1,135,000 were granted to WRSC and 5,000 were granted to each of the Company's three independent directors. The initial grants of options under the Option Plan to WRSC vest at a rate of 25% per year for each of the first four anniversaries following the closing of the Initial Public Offering ("Offering"), and expire on the tenth anniversary of the Offering. The initial grants to the Independent Directors vest immediately and expire ten years from the date of grant. In the future, newly elected directors will receive 5,000 options on the day they join the Board at an exercise price equivalent to the closing price on that day. In addition, on the last day of each calendar quarter, each Independent Director will receive, on the last day of each quarter, an automatic non-statutory option grant to purchase 1,500 shares of common stock at 110% of the fair market value on that day. Automatic grants will vest one third on each of the first three anniversaries of the grant date and expire on the tenth anniversary of the grant date.

  A summary of the Company's stock options as of December 31, 1998, and changes during the period then ended is presented below:


                                                                                        Weighted
                                                                                         Average
                                                                                        Exercise
                                                                            Shares        Price
                                                                          -----------  -----------


  Outstanding at beginning of period....................................         --           --
  Granted...............................................................    1,168,500       $15.89
  Forfeited.............................................................        3,000        14.96
                                                                            ---------       ------
  Outstanding at end of period..........................................    1,165,500       $15.89
                                                                            =========       ======

  Additional information regarding options outstanding as of December 31, 1998 is as follows:

                                                                             Weighted    Weighted
                                                                             Average      Average
                          Range of                                          Remaining    Exercise
                      Exercise Prices                           Shares         Life        Price
                      ---------------                           ------     ------------  ---------


   $2.81 - 3.37.............................................        9,500         10.00       3.08
   $11.28...................................................        3,000          9.75      11.28
   $16.00...................................................    1,150,000          9.25      16.00
   $18.63...................................................        3,000          9.50      18.63

          WILSHIRE REAL ESTATE INVESTMENT TRUST INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                   (Dollars in thousands, except share data)


  The Company applies Accounting Principles Board Opinion No. 25, ''Accounting for Stock Issued to Employees,'' and related Interpretations in accounting for the Option Plan. Accordingly, no compensation expense has been recognized in the Consolidated Statement of Operations for grants under the Option Plan. Had compensation expense for the Company's Option Plan been determined based on the fair value at the grant date consistent with the methods of SFAS No. 123 "Accounting for Stock Based Compensation", the Company's net loss and loss per share for the year ended December 31, 1998, would have been increased to the pro forma amounts indicated below:



Net loss:
     As reported...............................................................................    $(56,388)
     Pro forma.................................................................................    $(58,265)
  Net loss per common and common share equivalent:
     Basic loss per share:
        As reported............................................................................    $  (4.94)
        Pro forma..............................................................................    $  (5.10)
     Diluted loss per share:
        As reported............................................................................    $  (4.94)
        Pro forma..............................................................................    $  (5.10)

  There were no options granted in 1998 with exercise prices below the market value of the stock at the grant date. The weighted average fair value of options granted during 1998 was $3.80 for options with exercise prices exceeding the market price of the stock at the grant date. Fair values were estimated using the Black-Scholes option-pricing model with the following weighted average assumptions used: 1% dividend yield, expected volatility of 25%, risk-free interest rate of 5.0% and expected lives of three to five years.


NOTE 16 - ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

  The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

                                                                                               December 31, 1998
                                                                                            ------------------------
                                                                                             Carrying     Estimated
                                                                                              Amount     Fair Value
                                                                                            -----------  -----------
  Assets:
     Cash and cash equivalents............................................................     $  4,782     $  4,782
     Mortgage-backed securities available for sale........................................      148,805      148,805
     Other securities available for sale..................................................        9,933        9,933
     Loans and discounted loans, net......................................................      115,628      117,921
  Liabilities:
     Short-term borrowings................................................................      223,766      223,766
     Other borrowings.....................................................................       60,577       60,577
  Off-balance-sheet instruments:
     Foreign currency swap................................................................

  The methods and assumptions used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value are explained below:

          WILSHIRE REAL ESTATE INVESTMENT TRUST INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                   (Dollars in thousands, except share data)

  Cash and cash equivalents--The carrying amounts approximate fair values due to the short-term nature of these instruments.

  Mortgage-backed securities--The fair values of securities are based upon broker dealer marks, subject to an internal review process.

  Loans, loans held for sale and discounted loans, net--The fair value of discounted loans, which are predominately non-performing loans, is more difficult to estimate due to uncertainties as to the nature, timing and extent to which the loans will be either collected according to original terms, restructured, or foreclosed upon. Discounted loans fair values were estimated using the Company's best judgement for these factors in determining the estimated present value of future net cash flows discounted at a risk-adjusted market rate of return. For other loans, fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type, such as fixed- and adjustable-rate interest terms. The fair values of fixed-rate mortgage loans are based on discounted cash flows utilizing applicable risk-adjusted spreads relative to the current pricing of similar fixed-rate loans as well as anticipated prepayment schedules. The fair values of adjustable-rate mortgage loans are based on discounted cash flows utilizing discount rates that approximate the pricing of available mortgage-backed securities having similar rate and repricing characteristics, as well as anticipated prepayment schedules. No value adjustments have been made for changes in credit within the loan portfolio. It is management's opinion that the allowance for estimated loan losses pertaining to loans results in a fair value adjustment of the credit risk of such loans.

  Short-term borrowings--The carrying amounts of short-term borrowings approximate fair value due to the short-term nature of these instruments.

  Other borrowings--The fair value of other borrowings is estimated based on current market rates for similar borrowings with similar characteristics.

  Off-balance-sheet liabilities--The fair values of foreign currency swaps are estimated at the net present value of the future payable, based on the current spread, discounted at a current rate. Fair values of off-balance-sheet commitments to lend are estimated based on deferred fees associated with such commitments, which are immaterial as of the reporting date.

  The fair value estimates presented herein are based on pertinent information available to management as of December 31, 1998. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and therefore, current estimates of fair value may differ significantly from the amounts presented herein.

NOTE 17 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                                                              Quarter Ended
                                                         -----------------------------------------------------
                                                            December 31,      September 30,      June 30,
                                                                1998              1998              1998
                                                         -----------------------------------------------------
Interest income..........................................        $ 10,957           $ 11,645            $5,090
Interest expense.........................................           6,095              6,012             1,501
Provision for loan losses................................           8,842              3,000
                                                                 --------           --------   ---------------
Net interest (loss) income after provision for loan                (3,980)             2,633             3,589
 losses..................................................        --------           --------            ------
Real estate operations, net..............................             (13)               428               363
Other operating loss.....................................          (3,950)           (48,586)
Other operating expenses.................................           2,607              3,355               910
                                                                 --------           --------            ------
(Loss) income before income taxes........................         (10,550)           (48,880)            3,042
Income tax provision.....................................
                                                           --------------   ----------------   ---------------
Net (loss) income........................................        $(10,550)          $(48,880)           $3,042
                                                                 ========           ========            ======
(Loss) earnings per share:
  Basic..................................................        $  (0.92)          $  (4.25)           $ 0.27
  Diluted................................................        $  (0.92)          $  (4.25)           $ 0.27

          WILSHIRE REAL ESTATE INVESTMENT TRUST INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                   (Dollars in thousands, except share data)

NOTE 18 - PARENT COMPANY INFORMATION

Condensed Statement of Financial Condition

                                                                  December 31, 1998
                                                                  ------------------
     ASSETS
     Cash.............................................                     $      3
     Investments in subsidiaries......................                       97,185
                                                                           --------
     Total assets.....................................                     $ 97,188
                                                                           ========

     LIABILITIES AND STOCKHOLDERS' EQUITY
     Accounts payable and other liabilities...........                     $    506
     Intercompany payable, net........................                       19,639
     Dividend payable.................................                        4,600
                                                                           --------
                    Total liabilities.................                       24,745
                                                                           --------
     Contributed and retained equity..................                       72,443
                                                                           --------
     Total liabilities and equity.....................                     $ 97,188
                                                                           ========


Condensed Statement of Operations                                    Year Ended
                                                                  December 31, 1998
                                                                -------------------

     Total revenues...................................            $              --
     Total expenses...................................                           48
                                                                           --------
     Loss before income tax provision.................                          (48)
     Equity in losses of subsidiaries.................                      (56,340)
                                                                           --------
     Income tax provision.............................                           --
                                                                           --------
     Net loss.........................................                     $(56,388)
                                                                           ========

          WILSHIRE REAL ESTATE INVESTMENT TRUST INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                   (Dollars in thousands, except share data)


Condensed Statement of Cash flows

                                                                                          Year Ended
                                                                                       December 31, 1998
                                                                                   ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss.......................................................................             $ (56,388)
    Adjustments to reconcile net loss to net cash provided by
     operating activities:
     Equity in loss of subsidiaries................................................                56,340
     Change in:
       Accounts payable and other liabilities......................................                   506
       Intercompany payable........................................................                19,639
                                                                                                ---------
        Net cash provided by operating activities..................................                20,097
                                                                                                ---------

  CASH FLOWS FROM INVESTING ACTIVITIES:
     Net investment in subsidiaries................................................              (183,970)
                                                                                                ---------
        Net cash used in investing activities......................................              (183,970)
                                                                                                ---------

  CASH FLOWS FROM FINANCING ACTIVITIES:
     Dividend payments on common stock.............................................                (3,105)
     Issuance of capital stock.....................................................               166,978
                                                                                                ---------
        Net cash provided by financing activities..................................               163,876
                                                                                                ---------
  NET INCREASE IN CASH.............................................................                     3
  CASH:
     Beginning of year.............................................................                    --
                                                                                                ---------
     End of year...................................................................             $       3
                                                                                                =========
  NONCASH FINANCING ACTIVITIES:
     Common stock dividend declared but not paid...................................             $   4,600

     SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on March 31, 1999 by the undersigned, thereunto duly authorized.

     Wilshire Real Estate Investment Trust Inc.

          By: /s/ Lawrence A.  Mendelsohn
          -----------------------------------------------------------------
          Lawrence A.  Mendelsohn
          President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 31, 1999 by the following persons on behalf of the Registrant and in the capacities indicated.

          /s/ Andrew A. Wiederhorn
          -----------------------------------------------------------------
          Andrew A. Wiederhorn
          Chairman of the Board, Chief Executive Officer, Secretary and
          Treasurer


          /s/ Lawrence A.  Mendelsohn
          -----------------------------------------------------------------
          Lawrence A.  Mendelsohn
          President


          /s/  Chris Tassos
          -----------------------------------------------------------------
          Chris Tassos
          Executive Vice President and Chief Financial Officer


          /s/  David C. Egelhoff
          -----------------------------------------------------------------
          David C. Egelhoff
          Director


          /s/  Jordan D. Schnitzer
          -----------------------------------------------------------------
          Jordan D. Schnitzer
          Director


          /s/  Patrick Terrell
          -----------------------------------------------------------------
          Patrick Terrell
          Director