Form 10-Q
period 1999-03-31
WILSHIRE REAL ESTATE INVESTMENT TRUST INC
filed 1999-05-14
CIK 1048566

  ===========================================================================


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark one)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1999

                                      OR

/  / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                          Commission File No. 0-23911

                  Wilshire Real Estate Investment Trust Inc.
            (Exact name of registrant as specified in its charter)


    Maryland                                                   52-2081138
  --------------                                           --------------------
  (State or other jurisdiction                             (I.R.S. Employer
 of incorporation or organization)                         Identification No.)

                             1776 SW Madison Street
                              Portland, OR  97205
              (Address of principal executive offices) (Zip Code)


                                (503) 223-5600
             (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes X   No
                                              ---    ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                            Outstanding at April 30, 1999
Common Stock, par value $0.0001 per share                 11,500,000

  ===========================================================================

                   WILSHIRE REAL ESTATE INVESTMENT TRUST INC.

                                   FORM 10-Q

                                   I N D E X


--------------------------------------------------------------------------------


                                                                                              Page No.
                                                                                              --------
PART I--FINANCIAL INFORMATION

Item 1.  Interim Financial Statements (Unaudited):

         Consolidated Statements of Financial Condition.......................................    3

         Consolidated Statement of Operations.................................................    4

         Consolidated Statements of Changes in Stockholders' Equity...........................    5

         Consolidated Statement of Cash Flows.................................................    6

         Notes to Consolidated Financial Statements...........................................    7

Item 2.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations...............................................................   11

Item 3.  Quantitative and Qualitative Disclosures about Market Risk...........................   20


PART II--OTHER INFORMATION

Item 1.  Legal Proceedings....................................................................   21

Item 2.  Changes in Securities................................................................   21

Item 3.  Defaults Upon Senior Securities......................................................   21

Item 4.  Submission of Matters to a Vote of Security Holders...................................  21

Item 5.  Other Information.....................................................................  21

Item 6.  Exhibits and Reports on Form 8-K......................................................  21

Signatures....................................................................................   22


PART I -- FINANCIAL INFORMATION

ITEM 1.  INTERIM FINANCIAL STATEMENTS

                   WILSHIRE REAL ESTATE INVESTMENT TRUST INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                   (dollars in thousands, except share data)


                                                                             March 31,       December 31,
                                                                              1999              1998
                                                                          -------------      ------------
Assets                                                                      (Unaudited)
  Cash and cash equivalents.......................................           $  1,364          $  4,782
  Securities available for sale, at fair value....................            157,865           158,738
  Loans held for sale, net........................................             47,955            44,006
  Loans, net......................................................             30,668            69,124
  Discounted loans, net...........................................              1,946             2,498
  Investments in real estate, net.................................             79,640            85,005
  Due from affiliate..............................................              8,798            12,352
  Debtor-in-possession financing to WFSG..........................              5,000                --
  Accrued interest receivable.....................................              1,532             1,939
  Prepaid servicing fees..........................................              3,070                --
  Other assets....................................................              3,950             2,673
                                                                             --------          --------
     Total assets.................................................           $341,788          $381,117
                                                                             ========          ========

Liabilities and Stockholders' Equity

 Liabilities:
  Short-term borrowings...........................................           $199,272          $225,566
  Other borrowings................................................             56,368            60,577
  Accounts payable and accrued liabilities........................              3,182             6,233
  Due to affiliates...............................................                               11,698
  Dividends payable...............................................              4,600             4,600
                                                                             --------          --------
     Total liabilities............................................            263,422           308,674
                                                                             --------          --------

 Commitments and Contingencies (see Note 6)

 Stockholders' Equity:
  Preferred stock, $.0001 par value; 25,000,000 shares
   authorized; no shares issued and outstanding...................                 --                --
  Common stock, $.0001 par value; 200,000,000 shares authorized;
   11,500,000 shares issued and outstanding.......................                  1                 1
  Additional paid-in capital......................................            166,980           166,980
  Accumulated deficit.............................................            (62,326)          (64,093)
  Accumulated other comprehensive loss............................            (26,289)          (30,445)
                                                                             --------          --------
     Total stockholders' equity...................................             78,366            72,443
                                                                             --------          --------
     Total liabilities and stockholders' equity...................           $341,788          $381,117
                                                                             ========          ========


  The accompanying notes are an integral part of these consolidated financial statements.

                   WILSHIRE REAL ESTATE INVESTMENT TRUST INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)
                   (dollars in thousands, except share data)


                                                                                 Quarter Ended
                                                                                 March 31, 1999
                                                                                 -------------
Net Interest Income:
 Loans and discounted loans.................................................      $     1,928
 Securities.................................................................            4,428
 Other investments..........................................................              728
                                                                                  -----------
   Total interest income....................................................            7,084
 Interest expense...........................................................            3,693
                                                                                  -----------
   Net interest income before provision for losses..........................            3,391
 Provision for losses.......................................................           (1,150)
                                                                                  -----------
   Net interest income after provision for losses...........................            4,541
                                                                                  -----------

Real Estate Operations:
 Operating income...........................................................            1,954
 Operating expense..........................................................               55
                                                                                  -----------
   Real estate operations before interest and depreciation..................            1,899
                                                                                  -----------

 Interest expense...........................................................            1,302
 Provision for losses on real estate........................................              264
 Depreciation...............................................................              394
                                                                                  -----------
     Net loss from real estate operations...................................              (61)
                                                                                  -----------

Other Operating Income (Loss):
 Gain on sale of real estate................................................               10
 Loss on foreign currency translation.......................................              (48)
 Market valuation adjustments...............................................           (1,195)
                                                                                  -----------
     Total other operating loss.............................................           (1,233)
                                                                                  -----------

Operating Expenses:
 Management fees paid to affiliate..........................................              920
 Servicing fees paid to affiliates..........................................              (52)
 Loan expenses paid to affiliates...........................................               27
 Other......................................................................              585
                                                                                  -----------
      Total operating expenses..............................................            1,480
                                                                                  -----------

NET INCOME..................................................................      $     1,767
                                                                                  ===========


BASIC AND DILUTED NET INCOME PER SHARE......................................            $0.15
WEIGHTED AVERAGE SHARES OUTSTANDING.........................................       11,500,000

  The accompanying notes are an integral part of these consolidated financial statements.

                   WILSHIRE REAL ESTATE INVESTMENT TRUST INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                   (dollars in thousands, except share data)


                                                                            ACCUMULATED
                                                 ADDITIONAL                    OTHER
                                COMMON STOCK      PAID-IN-   ACCUMULATED   COMPREHENSIVE
                           --------------------
                               SHARES    AMOUNT   CAPITAL      DEFICIT          LOSS         TOTAL
                           ------------------------------------------------------------------------

Initial capital............          --  $         $      2  $        --   $          --   $      2

Issuance of common stock...  11,500,000       1     166,978           --              --    166,979
Comprehensive loss:........
Net loss...................          --      --          --      (56,388)             --    (56,388)
Other comprehensive loss:..
 Foreign currency                                                                     (7)        (7)
  translation..............
 Unrealized holding losses
  on securities available
  for sale.................          --      --          --           --         (67,817)   (67,817)
 Reclassification
  adjustment
  for losses on securities
  included in net loss.....                                                       37,379     37,379
                                                                                           --------
Total comprehensive loss...          --      --          --           --              --    (86,833)
Dividends declared.........          --      --          --       (7,705)             --     (7,705)
                           ------------------------------------------------------------------------
Balance at December 31,      11,500,000       1     166,980      (64,093)        (30,445)    72,443
 1998......................
Comprehensive income:......
Net income.................          --      --          --        1,767              --      1,767
Other comprehensive
 income (loss):............
 Unrealized holding gains
on securities available for
  sale.....................          --      --          --           --           3,872      3,872
 Reclassification
  adjustment
  for losses on securities
  included in net loss.....                                                          447       447
 Foreign currency
  translation..............          --      --          --           --            (163)     (163)
                                                                                           --------
Total comprehensive income.          --      --          --           --              --      5,923
                            -----------------------------------------------------------------------
Balance at March 31, 1999    11,500,000      $1    $166,980     $(62,326)       $(26,289)  $ 78,366
 (Unaudited)...............
                            =======================================================================

 The accompanying notes are an integral part of these consolidated financial statements.

                   WILSHIRE REAL ESTATE INVESTMENT TRUST INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)
                             (dollars in thousands)

                                                                          Quarter Ended
                                                                         March 31, 1999
                                                                        ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income....................................................             $  1,767
  Adjustments to reconcile net loss to net cash used in
   operating activities:
   Provision for losses.........................................               (1,150)
   Provision for losses on real estate owned....................                  264
   Depreciation.................................................                  394
   Market valuation adjustments.................................                1,195
   Gain on sale of real estate..................................                  (10)
   Change in:
     Due from affiliate, net....................................              (10,383)
     Accrued interest receivable................................                  407
     Prepaid servicing fees.....................................               (3,070)
     Other assets...............................................               (1,215)
     Accounts payable and accrued liabilities...................               (3,051)
                                                                             --------
   Net cash used in operating activities........................              (14,852)
                                                                             --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Repayments of securities available for sale.....................                3,997
Loan originations...............................................                 (218)
Principal payments received on loans and discounted loans.......               38,646
Investments in real estate......................................                  (47)
Proceeds on sale of real estate.................................                4,056
Debtor-in-possession financing..................................               (5,000)
                                                                             --------
   Net cash provided by investing activities....................               41,434
                                                                             --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowings.............................                  406
Repayments on short-term borrowings.............................              (26,730)
Repayments on other borrowings..................................               (3,676)
                                                                             --------
   Net cash used in financing activities........................              (30,000)
                                                                             --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                      (3,418)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD................                4,782
                                                                             --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD......................             $  1,364
                                                                             ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION--
Cash paid for interest..........................................             $  4,191
Cash paid for income taxes......................................                   --


  The accompanying notes are an integral part of these consolidated financial statements.

                   WILSHIRE REAL ESTATE INVESTMENT TRUST INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1999
            (dollars in thousands, except share data and where noted)


NOTE 1 - BASIS OF PRESENTATION

     The accompanying interim consolidated financial statements of Wilshire Real Estate Investment Trust Inc. and Subsidiaries ("WREIT" or the "Company") are unaudited and have been prepared in conformity with the requirements of Regulation S-X promulgated under the Securities Exchange Act of 1934 as amended (the "Exchange Act"), particularly Rule 10-01 thereof, which governs the presentation of interim financial statements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles ("GAAP") for complete financial statements. The accompanying interim consolidated financial statements should be read in conjunction with the Company's 1998 Annual Report on Form 10-K. A summary of the Company's significant accounting policies is set forth in Note 4 to the consolidated financial statements in the 1998 Annual Report on Form 10-K.

     In the opinion of management, all adjustments are comprised of normal recurring accruals necessary for the fair presentation of the interim financial statements. Operating results for the quarter ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

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

     Certain items in the consolidated statement of financial condition as of December 31, 1998 were reclassified to conform to the March 31, 1999 presentation.

NOTE 2 - ORGANIZATION AND RELATIONSHIPS

     WREIT was incorporated in the State of Maryland on October 24, 1997. The Company was initially formed with a capital investment of $2. Prior to April 6, 1998, the Company had substantially no operating activity and therefore, comparative 1998 consolidated statements of operations and cash flows are not presented. On April 6, 1998, the Company was capitalized with the sale of 11,500,000 shares of common stock, par value $.0001 per share, at a price of $16.00 per share (the "Offering"). Total net proceeds of the Offering after underwriting and offering expenses were $166,979.

     The Company is a party to a management agreement with Wilshire Realty Services Corporation ("WRSC"), a wholly-owned subsidiary of Wilshire Financial Services Group Inc. ("WFSG"), under which WRSC advises the Company on various facets of its business and manages its day-to-day operations, subject to the supervision of the Company's Board of Directors. WFSG currently owns 990,000 shares, or 8.6%, of the Company's outstanding common stock and has options to purchase an additional 1,135,000 shares (25% of which vest on April 6 of each year over the next four years) at an exercise price of $16.00 per share. For its services, WRSC receives a base management fee of 1% per annum of the first $1.0 billion of average invested assets, as defined in the agreement, 0.75% of the next $500 million of average invested assets and 0.50% of average invested assets above $1.5 billion, payable quarterly. In addition, WRSC receives incentive compensation in an amount generally equal to 25% of the dollar amount by which funds from operations ("FFO"), as adjusted, exceeds an amount equal to the product of: (i) $16.00; and, (ii) the ten-year Treasury rate plus 5% per annum, multiplied by the weighted average number of shares of common stock outstanding during such period. Finally, WRSC is entitled to receive reimbursements of all due diligence costs and reasonable out-of-pocket expenses. For the quarter ended March 31, 1999, the Company incurred approximately $920 of management fees. No incentive fees were paid.

     During the quarter ended March 31, 1999, WFSG submitted a prepackaged plan of reorganization as part of a Chapter 11 bankruptcy filing in the Federal Court of Wilmington, Delaware. On April 12, 1999, the WFSG restructuring plan was approved by the Bankruptcy Court. It is currently anticipated by management of WFSG that this reorganization plan will become effective and WFSG will emerge from bankruptcy in May 1999. However, there can be no assurance that WFSG will ultimately emerge from bankruptcy or that the restructuring plan will have the desired economic effect.

     Wilshire Credit Corporation ("WCC"), an affiliate of WFSG, provides loan and real property servicing to the Company. The WFSG plan of reorganization discussed above contemplates the transfer of the servicing operations conducted by WCC to a newly formed company controlled by WFSG. Management of the Company believes that the transfer of servicing operations will have no negative impact on the Company.

     To date, these events have not had a significant effect on WRSC's ability to act as manager of the Company. In the event the restructuring plan is not confirmed, the Company will review its options, which include potentially becoming internally managed.

NOTE 3 - INCOME TAXES

     To qualify as a REIT, the Company must first make an affirmative election to be taxed as a REIT. As the election is not made until the time the Company files its first federal income tax return, the Company has not yet made the election to be taxed as a REIT. Recent economic conditions, and other factors, have caused the Company's management to carefully evaluate the Company's current tax status. As a result of the Company's significant net loss during the year ended December 31, 1998, the Company and its shareholders may derive a greater benefit by deferring a REIT election until a subsequent taxable year. A decision by the Company to not make a REIT election requires a two-thirds vote by its stockholders.

     If the Company does not make a REIT election, it will be subject to corporate taxation. During the quarter ended March 31, 1999, the Company would have a current tax provision of approximately $200 due to the alternative minimum tax.

     On March 31, 1999, the Company had, for U.S. Federal income tax purposes, a net operating loss carryforward in excess of $70 million, which expires in 2018.

NOTE 4 - SIGNIFICANT TRANSACTIONS

     During the quarter ended March 31, 1999, the Company recovered its carrying value in a loan of approximately $38.6 million through a loan payoff. The loan was secured by certain mortgage-backed securities and classified in loans, net in the consolidated statements of financial condition.

     On April 29, 1999, the Company sold a loan held for sale secured by commercial properties in the United Kingdom ("UK") with a carrying value of approximately $47.9 million as of March 31, 1999. As a result of this sale, the Company reversed $3.9 million of a valuation allowance previously provided for in the provision for losses in the accompanying interim consolidated statement of operations for the quarter ended March 31, 1999. This valuation allowance had been established in 1998 based upon management's estimate at that time of the ultimate recoverability of the asset.

NOTE 5 - RELATED PARTY TRANSACTIONS

  During the quarter ended March 31, 1999, the Company entered into an agreement to provide WFSG with debtor-in-possession financing of up to $10.0 million (the "DIP Facility") as part of a compromise and settlement of a $17.0 million receivable due from WFSG. The DIP facility bears interest at 12% and is secured by the stock of First Bank of Beverly Hills, FSB, a second tier subsidiary of WFSG. The Company funded $5.0 million of the DIP Facility on March 3, 1999. Under the agreement negotiated by the Company's Board of Directors with WFSG and its creditors, the $17.0 million receivable will convert into an unsecured note bearing interest at 6% if the Company funds the full $10.0 million DIP Facility. To the extent the Company does not fund the DIP Facility in an amount of $10.0 million, a proportionate amount of the Company's $17.0 million claim is to be treated pari passu with the claims of WFSG noteholders and converted into equity of WFSG. During the quarter ended March 31, 1999, the Company accrued interest on the note receivable at its current contractual interest rate of 13%.

     On April 27, 1999, the Company's Board of Directors voted to not provide the additional $5.0 million funding of the DIP Facility. Accordingly, 50% or approximately $8.5 million of the Company's claim is to be treated pari passu with WFSG noteholders and converted to newly issued common stock of WFSG upon effectiveness of the restructuring plan. The Company has considered the estimated book value of the WFSG common stock to be received in exchange for the 50% portion of the receivable and recognized a net write-down of approximately $2.7 million, included in the provision for losses in the consolidated statement of operations, in determining its net income for the quarter ended March 31, 1999.

     During the quarter ended March 31, 1999 the Company recorded a write-down of approximately $0.8 million to the carrying value of its holdings of WFSG 13% Notes due 2004. The write-down is included in market valuation adjustments in the interim consolidated statement of operations.

     During the quarter ended March 31, 1999, the Company remitted $15 million to WCC. This payment relieved the Company of its payable to WCC (approximately $11.8 million) and its guarantee of WCC's indebtedness. The difference between the $15 million payment and the payable balance of approximately $3.2 million represents an undiscounted prepayment of future servicing fees that are anticipated to be charged by WCC to the Company. The amortized balance of the prepaid servicing fee is included in the accompanying consolidated statement of financial condition as of March 31, 1999.

     During the quarter ended March 31, 1999, the Company recaptured approximately $100 of property servicing fees previously paid to WCC. The recapture, resulting from retroactive restatement of the property servicing fees, was made to better reflect market rates for property servicing.

NOTE 6 - COMMITMENTS, CONTINGENCIES & OFF-BALANCE SHEET RISK

     The Asset and Liability Committee is authorized to utilize a wide variety of off-balance sheet financial techniques to assist the Company in the management of interest rate risk. In hedging the interest rate and/or exchange rate exposure of a foreign currency denominated asset or liability, the Company may enter into hedge transactions to counter movements in the different currencies, as well as interest rates in those currencies. These hedges may be in the form of currency and interest rate swaps, options, and forwards, or combinations thereof.

     At March 31, 1999, the Company was a party to a swap contract in connection with its investment in a commercial mortgage loan secured by real property in the UK. The swap contract, which covers the approximate five-year term of the asset and related financing, is intended to hedge the interest rate basis and currency exposure between UK LIBOR (the lending rate) and US LIBOR (the borrowing rate) payments, as well as the principal (notional) amount of the loan which, as of March 31, 1999, was $49.7 million. As discussed in Note 4, this loan was sold on April 29, 1999 and, in connection therewith, this swap agreement was terminated.

     The Company is also a party to a five year swap in connection with its investment in real property in the UK. The notional amount is GBP 11,224,000 and has the financial impact of converting floating rate financing to a fixed rate of interest.

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


GENERAL

     Wilshire Real Estate Investment Trust Inc. and Subsidiaries ("WREIT") is a Maryland corporation that was formed in October 1997 and commenced operations in April 1998 following the completion of our initial public offering.

     In response to adverse market conditions in the second half of 1998 and the resulting effect on our operations, we focused our efforts on stabilizing our existing asset base and greatly reduced acquisition activities during the quarter ended March 31, 1999. Based on our results of operations for the quarter ended March 31, 1999 and the current status of the Wilshire Financial Services Group Inc. ("WFSG") restructuring plan (described below), our management believes that general market conditions have stabilized and we can return our operational focus to our primary business plan.

     As we resume acquisition activities, we anticipate lessening the level of investment in commercial operating properties and increasing investments in loans. We believe that investments in loans provides higher yields and allows us to more efficiently leverage our existing capital, thereby providing us a higher return on equity. We believe there may be attractive opportunities for additional investments in Europe, particularly in France. In addition to the direct acquisition of loans and other investments, we may seek to invest in other companies that invest in real estate related assets, especially where the market capitalizations of such companies do not reflect the inherent values of the underlying assets or franchises. Nonetheless, we make investment decisions on an opportunistic basis and will evaluate investment opportunities as they arise.

     The following discussion of our results of operations, changes in financial condition and liquidity and capital resources should be read in conjunction with the Interim Consolidated Financial Statements and related Notes included in Item 1 herein.

RESTRUCTURING OF WFSG

     During the quarter ended March 31, 1999, WFSG, the parent of our manager, Wilshire Realty Services Corporation ("WRSC"), submitted a prepackaged plan of reorganization as part of a Chapter 11 bankruptcy filing in the Federal Court of Wilmington, Delaware. On April 12, 1999, the WFSG restructuring plan was approved by the Bankruptcy Court. It is currently anticipated by management of WFSG that this reorganization plan will become effective and WFSG will emerge from Bankruptcy in May 1999. However, there can be no assurance that the WFSG restructuring plan will ultimately be effected or that the restructuring will achieve the desired economic effect. In the opinion of our management, completion of the WFSG restructuring plan is a major step in our efforts to return focus to our primary business plan and move beyond the turmoil encountered in the second half of 1998. In addition to resolving outstanding claims, completion of the WFSG restructuring plan will reduce the uncertainty related to the ability of WRSC to continue as our manager.

     During the quarter ended March 31, 1999, we entered into an agreement to provide WFSG with debtor-in-possession financing of up to $10.0 million (the "DIP Facility") as part of a compromise and settlement of a $17.0 million receivable due from WFSG. The DIP Facility bears interest at 12% and is secured by the stock of First Bank of Beverly Hills, FSB, a second tier subsidiary of WFSG. We funded $5.0 million of the DIP Facility on March 3, 1999. Under the agreement negotiated by our Board of Directors with WFSG and its creditors, the $17.0 million receivable will convert into an unsecured note bearing interest at 6% if we fund the full $10.0 million DIP Facility. To the extent we do not fund the DIP

Facility in an amount of $10.0 million, a proportionate amount of our $17.0 million claim is to be treated pari passu with claims of WFSG noteholders and converted into equity.

     On April 27, 1999, our Board of Directors voted to not provide the additional DIP Facility to WFSG beyond the $5.0 million funded during the quarter ended March 31, 1999. As a result of the Board of Directors' decision to fund only half of the DIP Facility, a proportionate amount of our claim of approximately $17.0 million is to be treated pari passu with the claims of WFSG noteholders on a pro rata basis and converted to equity. Accordingly, 50% or approximately $8.5 million of our claim will be converted to newly issued common stock of WFSG and valued based on the estimated book value of WFSG common stock following the WFSG restructuring plan. The remaining portion of the existing claim will be converted into 6% notes. We have considered the estimated book value of the WFSG common stock to be received in exchange for the 50% portion of the receivable and recognized a net write down of approximately $2.7 million, included in the provision for losses in the consolidated statement of operations, in determining net income for the quarter ended March 31, 1999. The note receivable is classified in due from affiliate in the consolidated statements of financial condition.

     In addition to the above mentioned $2.7 million provision for losses related to the $17.0 million note receivable from WFSG, we recognized $0.8 million of market valuation adjustments related to our holdings of WFSG 13% Notes due 2004. Excluding these WFSG restructuring related losses, our net income for the quarter ended March 31, 1999 would have been $5.3 million.

INCOME TAX STATUS

     To qualify as a REIT, we must first make an affirmative election to be taxed as a REIT at the time we file our first federal income tax return later this year. During 1998, we incurred substantial losses resulting from volatile conditions in the global financial marketplace, as explained in the Annual Report on Form 10-K. As a result, we are evaluating whether we and our shareholders will derive greater benefit from not electing REIT status at this time. A decision to not make a REIT election requires approval by two-thirds of our stockholders.

     If we do not elect to be taxed as a REIT, we would be subject to corporate taxation. During the quarter ended March 31, 1999, we would have a current tax provision of approximately $0.2 million as a result of the alternative minimum tax.

     On March 31, 1999, the Company had, for U.S. Federal income tax purposes, a net operating loss carryforward in excess of $70 million, which expires in 2018.

RESULTS OF OPERATIONS  QUARTER ENDED MARCH 31, 1999

     NET INCOME. Our net income for the quarter ended March 31, 1999 was $1.8 million, or $0.15 per share. The net income is primarily attributable to net interest income after provision for losses of $4.5 million, partially offset by a loss on real estate operations of $0.1 million, market valuation adjustments of $1.2 million (of which $0.8 million is attributable to our holdings of WFSG 13% Notes due 2004 and $0.4 million is attributable to our portfolio of mortgage-backed securities) and operating expenses and management fees of $1.5 million.

     NET INTEREST INCOME. The following table sets forth information regarding the total amount of income from interest-earning assets and expense from interest-bearing liabilities and the resulting average yields and rates:

                                                                            For the Quarter Ended March 31, 1999
                                                               ------------------------------------------------------------
                                                                       Average            Interest           Annualized
                                                                       Balance             Income            Yield/Rate
                                                               ------------------------------------------------------------
                                                                                   (dollars in thousands)
Interest-Earning Assets:

  Loan portfolios (3)..........................................             $ 86,627             $1,928                 9.0%
  Mortgage-backed securities available for sale................              147,738              4,428                12.2
  Other securities available for sale (4)......................                9,924                 --                  --
  Due from affiliates..........................................               11,968                585                19.8
  Debtor-in-possession financing to WFSG.......................                2,555                 77                12.0
  Other investments............................................                5,965                 66                 4.5
                                                                 ----------------------------------------------------------
     Total interest-earning assets.............................              264,777              7,084                10.9
                                                                 ----------------------------------------------------------

Interest-Bearing Liabilities:

  Short-term borrowings........................................              207,559              3,693                 7.2
  Other borrowings.............................................               59,241              1,302                 8.9
                                                                  ---------------------------------------------------------
     Total interest-bearing liabilities........................              266,800              4,995                 7.6
                                                                  ---------------------------------------------------------
  Net interest income before provision for loan
      losses/spread(1).........................................                                  $2,089                 3.3%
                                                                                           ================================
  Net interest margin  (2).....................................                                                         3.2%
                                                                                                       ====================

     (1) Net interest spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.
     (2) Net interest margin represents net interest income divided by average interest-earning assets.
     (3) As discussed in Note 4 to the interim consolidated financial statements, in April 1999 we sold a loan with a carrying value of approximately $47.9 million at March 31, 1999. The net interest margin attributable to this loan, net of related swaps, was approximately 5.4% during the quarter ended March 31, 1999.
     (4) Other securities available for sale represents our investment in WFSG 13% Notes due 2004 which, upon WFSG emerging from bankruptcy, will be converted to common stock of WFSG. Accordingly, we have not accrued interest income on these securities during the quarter ended March 31, 1999.

     PROVISION FOR LOSSES. During the quarter ended March 31, 1999, we reversed a provision for losses of $3.9 million taken in prior periods for a loan held for sale. As discussed in Note 4 to the interim consolidated financial statements, this loan was sold on April 29, 1999. This provision reversal was partially offset by a provision for losses on loans of $0.1 million. In addition, as discussed in Note 5 to the interim consolidated financial statements, during the quarter ended March 31, 1999 we recognized a net write-down of $2.7 million in the carrying value of a $17.0 million note receivable from WFSG to reflect the estimated value of the common stock of WFSG to be received in exchange for a portion of the note. The write-down is included in provision for losses in the consolidated statement of operation for the quarter ended March 31, 1999.

     REAL ESTATE OPERATIONS. Such operations represent activity from our investment in various office buildings, retail stores, and other commercial property located in Oregon, California and the United Kingdom. During the quarter ended March 31, 1999, we realized a loss of approximately $0.1 million on these properties. This loss was attributable to provision for losses on real estate of $0.3 million, interest expense of $1.3 million, depreciation expense of $0.4 million, and operating expense of $0.1 million which, in the aggregate, exceeded gross rental and other revenues of $2.0 million. Excluding $0.7 million of non-cash charges to real estate operations, including depreciation and loss provision, we had positive cash flow from such operations of approximately $0.6 million.

     OTHER LOSS. Our other loss was approximately $1.2 million for the quarter ended March 31, 1999, resulting primarily from $1.2 million of market valuation adjustments. During the quarter ended March 31, 1999 we recorded $0.8 million of market valuation adjustments related to our holdings of WFSG 13% Notes due 2004, which are included in other securities in the consolidated statements of financial condition, and $0.4 related to our portfolio of mortgage-backed securities available for sale. These market valuation adjustments were deemed by management to be other than temporary in nature. The devaluation, and subsequent write-down, of these assets results from the residual effect of market turmoil experienced during the second half of 1998. Although the market for mortgage-backed securities, in particular subordinate classes of mortgage-backed securities, has not fully recovered from the events of 1998, management believes the markets have stabilized during the first quarter of 1999 as reflected in the substantial decline in market valuation adjustments related to mortgage-backed securities from $1.2 million for the quarter ended December 31, 1998 to $0.4 million for the quarter ended March 31, 1999.

     OPERATING EXPENSES. Management fees of $0.9 million for the quarter ended March 31, 1999 were comprised solely of the 1% (per annum) base management fee paid to WRSC for the period, as provided pursuant to our management agreement with WRSC. WRSC earned no incentive fee for this period. Other expenses were comprised of professional services, insurance premiums and other sundry expenses. During the quarter ended March 31, 1999, we recaptured loan service fees of approximately $0.1 million. The recapture of service fees resulted from a review of, and retroactive reduction in, certain property servicing fees charged to us.


CHANGES IN FINANCIAL CONDITION

     GENERAL. Total assets decreased from approximately $381.1 million at December 31, 1998 to approximately $341.8 million at March 31, 1999. The decrease in total assets is primarily attributable to a reduction of $38.5 million in loans, net that resulted from the payoff of a loan secured by mortgage-backed securities with a carrying value of $38.6 million at December 31, 1998. Total liabilities decreased from approximately $308.7 million at December 31, 1998 to approximately $263.4 million at March 31, 1999 primarily as a result of a reduction in short-term borrowings related to the loan payoff noted above, and an $11.7 million decrease in due to affiliates. Stockholders' equity increased approximately $5.9 million due primarily to a reduction of $4.3 million in unrealized loss on available for sale securities, and net income of $1.8 million for the quarter ended March 31, 1999.

     SECURITIES AVAILABLE FOR SALE. The balance of securities available for sale was substantially unchanged from December 31, 1998 to March 31, 1999. This resulted from a decrease in carrying value of $4.0 million due to cash receipts, offset by a net decrease in the unrealized loss on available for sale securities of approximately $4.3 million from December 31, 1998 to March 31, 1999 and to a lesser extent, the recognition of other than temporary impairment of approximately $1.2 million, of which approximately $0.8 million is attributable to our holdings of WFSG 13% Notes due 2004 and $0.4 million is attributable to our portfolio of mortgage-backed securities.

     We mark our securities portfolio to fair value at the end of each month based upon broker/dealer marks, subject to an internal review process. For those securities that do not have an available market quotation, we request market values and underlying assumptions from the various broker/dealers that underwrote the securities, are currently financing the securities, or have had prior experience with the type of securities. Because many of our subordinate securities are not readily marketable, as trading activity may be infrequent, the market value is typically available from only a small group of broker/dealers, and in most cases, only one broker/dealer. As of each reporting period, we evaluate whether and to what extent any unrealized loss is to be recognized as other than temporary.

     At March 31, 1999, we valued our securities available for sale portfolio and gross unrealized gains and losses thereon as follows:

                                                                  Gross                 Gross
                                        Amortized               Unrealized            Unrealized
                                        Cost (1)                  Gains                 Losses              Fair Value
                                    -----------------      ------------------     -----------------      ----------------
                                                                    (dollars in thousands)
 Mortgage-backed securities                  $174,799                  $1,268              $(27,387)             $148,680
 Other securities                               9,185                      --                    --                 9,185
                                             $183,984                  $1,268              $(27,387)             $157,865
                                    =================      ==================     =================      ================

     (1) The amortized cost of the investment securities reflects the market valuation adjustments discussed in "Results of Operations".


     LOAN PORTFOLIO. During the quarter ended March 31, 1999, our loan portfolio of non-discounted loans (including loans and loans held for sale) decreased by approximately $34.5 million due primarily to the payoff of a loan, which was secured by certain mortgage-backed securities, with a carrying value of approximately $38.6 million at the time of payoff, and by a provision for losses on loans of $0.1 million. These decreases in the loan portfolio balance were partially offset by the reversal of a provision for losses on loans held for sale of $3.9 million, as discussed previously. There were no other sales and no purchases of loan assets during the quarter ended March 31, 1999.

     Subsequent to March 31, 1999, we sold a loan secured by a second lien on five luxury hotels in the UK. As of March 31, 1999, this loan comprised the entire balance of loans held for sale in the consolidated statements of financial condition.

     As we begin to return our focus to execution of our business plan, it is likely that our investment activities will focus more on the purchase of loan assets, and our investments in commercial operating properties will be reduced. We believe that certain loan assets provide higher yield returns, especially when coupled with our servicer's expertise in servicing international loans and domestic non-conforming and sub-performing loan assets. We remain optimistic about investment opportunities in Europe and in particular, France.

     The following table sets forth certain information relating to the payment status of loans in the Company's loan portfolio at March 31, 1999:

                                                                  Unpaid Principal
                                                                      Balance
                                                            ---------------------------
                                                               (dollars in thousands)

      Current or past due less than 31 days........                    $30,848
      Past due 31 to 89 days.......................                         --
                                                                      --------
                                                                       $30,848
                                                                       =======

     We maintain an allowance for loan losses on non-discounted loans at a level that our management considers adequate to provide for probable losses based upon an evaluation of known and inherent risks.

     DISCOUNTED LOAN PORTFOLIO. The balance of discounted loans is substantially unchanged from December 31, 1998 to March 31, 1999. During the quarter ended March 31, 1999, we did not purchase or sell any discounted loan assets. As noted above, we currently plan to increase our concentration of investment into loan related assets, including discounted loans when appropriate, and decrease our level of investment in commercial operating properties. Nonetheless, we make investment decisions on an opportunistic basis and will evaluate investment opportunities as they arise.

     The following table sets forth certain information relating to the payment status of loans in our discounted loan portfolio at March 31, 1999:

                                                           Unpaid Principal
                                                               Balance
                                                        ------------------------
                                                        (dollars in thousands)

      Current or past due less than 31 days...........           $1,252
      Past due 31 to 89 days..........................               --
      Past due 90 days or greater.....................            6,891
                                                                 ------
                                                                 $8,143
                                                                 ======

     The Company maintains an allowance for loan losses on discounted loans at a level that management considers adequate to provide for probable losses on discounted loans based upon an evaluation of known and inherent risks. No additional allowance for loan losses for discounted loans was provided for during the quarter ended March 31, 1999.

     INVESTMENTS IN REAL ESTATE. Investments in real estate decreased approximately $5.4 million from December 31, 1998 to March 31, 1999 due primarily to the sale of one operating property for proceeds of approximately $4.1 million. In addition, we recognized approximately $0.4 million of depreciation expense related to operating properties and recorded a $0.3 million provision for real estate losses during the quarter ended March 31, 1999.

     SHORT-TERM BORROWINGS. Short-term borrowings decreased by approximately $26.3 million during the quarter ended March 31, 1999 due primarily to the repayment of borrowings related to a loan which paid off. The balance of outstanding borrowings related to this loan at the time of payoff was approximately $20.0 million. The remaining change is primarily attributable to principal payments made from receipts from mortgage-backed securities.

     OTHER BORROWINGS. Other borrowings decreased approximately $4.2 million during the quarter ended March 31, 1999 due primarily to the repayment of borrowings related to an operating property which was sold during the reporting period.

     STOCKHOLDERS' EQUITY. Stockholders' equity increased by approximately $5.9 million during the quarter ended March 31, 1999 as the result of a $4.3 million decrease in unrealized holding losses on available for sale securities resulting from an increase in the fair value of our mortgage-backed securities portfolio in relation to amortized cost, and net income of $1.8 million for the quarter ended March 31, 1999.

FUNDS FROM OPERATIONS

     Most industry analysts consider funds from operations ("FFO") an appropriate supplementary measure of operating performance of a REIT. In general, FFO adjusts net income for non-cash charges such as depreciation, and certain amortization expenses and most non-recurring gains and losses. However, FFO does not represent cash provided by operating activities in accordance with generally accepted accounting principles ("GAAP") and should not be considered an alternative to net income as an indication of the results of our performance or to cash flows as a measure of liquidity.

     We compute FFO in accordance with the definition recommended by National Association of Real Estate Investment Trusts ("NAREIT"). For the quarter ended March 31, 1999, our FFO was $3.3 million or $0.29 per weighted average common share. The following table provides the calculation of the Company's FFO:

                                                          For The
                                                      Quarter Ended
                                                      March 31, 1999
                                                 -------------------------
                                                    (dollars in thousands,
                                                     except share data)

Net income..............................                   $1,767
Real estate related depreciation........                      394
Gain on sale of real estate.............                      (10)
Market valuation adjustments (1)........                    1,195
                                                           ------
  FFO (2)...............................                   $3,346
                                                           ======

  FFO per common share..................                   $ 0.29

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

   (2) NAREIT's definition of FFO does not adjust net income by provisions for loan losses. However, we provided $2.7 million of loan loss during the quarter ended March 31, 1999 on our note receivable from WFSG, which we believe is non-recurring in nature. Including this additional adjustment for WFSG related loan loss provisions, FFO would have been $6.0 million for the quarter ended March 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

     Liquidity is a measurement of the Company's ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund investments, engage in loan acquisition and lending activities, meet collateral calls and for other general business purposes. The primary sources of funds for liquidity during the quarter ended March 31, 1999 consisted of net cash provided by investing activities, including the cash repayments related to our mortgage-backed securities portfolio and a loan receivable which paid off during the quarter.

     The adverse market conditions, which negatively impacted us during the third and fourth quarters of 1998, began to stabilize during the quarter ended March 31, 1999. As of March 31, 1999, we had outstanding collateral calls with one of our lenders, net of cash retained, of approximately $2.6 million which is a substantial decrease from the balance outstanding as of December 31, 1998 of $4.4 million.

     Fluctuations in interest rates will continue to impact our net interest income to the extent our fixed rate assets are funded by variable rate debt or our variable rate assets reprice on a different schedule or in relation to a different index than its floating rate debt which in turn could impact potential returns to shareholders. The flexibility in our leverage is dependent upon, among other things, changes in interest rates, changes in market spreads, or decreases in credit quality of underlying assets. In such circumstances, we would be required to provide additional collateral in connection with our short-term, floating-rate borrowing facilities. For additional information with respect to the Company's monthly mark-to-market of its securities available for sale portfolio, see "Changes in Financial Condition - Securities Available for Sale."

     At March 31, 1999, we had total consolidated secured indebtedness of $255.6 million, as well as $3.2 million of other liabilities. This consolidated indebtedness consisted of (i) $159.9 million of repurchase agreements, (ii) lines of credit aggregating $39.4 million which are secured by loans and securities and (iii) $56.3 million outstanding of other borrowings which mature between 1999 and 2008 which are secured by real estate. The monthly interest expense on the Company's total consolidated indebtedness was $1.7 million, $1.6 million and $1.7 million for the months of January, February and March 1999, respectively.

     Mortgage-backed securities which are subject to repurchase agreements, as well as loans and real estate which secure other indebtedness, periodically are revalued by the lender, and a decline in such value may result in the lender requiring us to provide additional collateral to secure the indebtedness.

     In addition to payment and, in the case of our secured indebtedness, collateralization requirements, we are subject to various other covenants in our indebtedness, including the maintenance of specified amounts of equity. At March 31, 1999, we were in compliance with all obligations in our indebtedness and equity, as defined in the applicable agreements, except for one such facility, which, subsequent to March 31, 1999, has been restructured into a facility secured by certain real properties. There can be no assurance that operating losses, if any, will not result in our violation of financial covenants in the future. In the event of a default in such covenants, the lender generally would be able to accelerate repayment of the subject indebtedness and pursue other available remedies, which could result in defaults on other indebtedness, unless the applicable lender or lenders allowed us to remain in violation of the agreements. Were a default to be declared, we would not be able to continue to operate without the consent of our lenders. We are currently considering various alternatives to enhance our ability to meet payment and other obligations under our indebtedness and the funding requirements discussed below. There can be no assurance that the Company will have sufficient liquidity to meet these obligations on a short-term or long-term basis.

     If we are unable to fund additional collateral needs or to repay, renew or replace maturing indebtedness on terms reasonably satisfactory to us, we may be required to sell, under adverse market conditions, a portion of our assets, and could incur losses as a result. Furthermore, an extremely limited market for subordinate and residual interests in mortgage-related securities exists under current conditions and there can be no assurance that one will fully develop, thereby limiting our ability to dispose of such securities promptly for fair value in such situations.

     Based on our monthly interest and other expenses, monthly cash receipts and collateral calls through April 30, 1999, we believe that our existing sources of funds will be adequate for purposes of meeting our short-term and long-term liquidity needs. There can be no assurance that this will be the case, however. Material increases in interest expense from variable rate funding sources, collateral calls, or material decreases in monthly cash receipts, generally would negatively impact our liquidity. On the other hand, material decreases in interest expense from variable rate funding sources or in collateral calls generally would positively affect our liquidity.

OTHER - YEAR 2000 COMPLIANCE

     Many existing computer software programs and other technologically dependent systems use two digits to identify the year in date fields and, as such, could fail or create erroneous results by or at the Year 2000. We, WRSC (the "Manager") and our loan servicer utilize a number of technologically dependent systems to operate, service mortgage loans and manage mortgage assets. The Manager has formed a committee to address year 2000 issues (the "Committee") that reports directly to the Manager's executive committee. The Committee is headed by the Manager's Chief Information Officer and includes representatives from across departments within the Manager's company.

     The Committee has conducted an inventory of all systems for the Manager, classifying each as either "critical" or "non-critical". For non-critical systems, the Committee has obtained a certification from the vendor that the applicable package is "Year 2000 compliant". For systems deemed "critical", the Committee developed detailed test plans and created separate Year 2000 test environments.

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

     The significant risk of Year 2000 non-compliance is our Manager's and servicer's inability to perform necessary loan servicing activities. Currently, the Company's loan portfolio is serviced by Wilshire Credit Corporation ("WCC"), an affiliated entity of the manager. As of April 1999, the Manager and Servicer have completed testing of all critical systems and determined that they are Year 2000 compliant.

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

     The Asset and Liability Committee is authorized to utilize a wide variety of off-balance sheet financial techniques to assist us in the management of interest rate risk. Other than as discussed below, no such techniques were in use as of March 31, 1999.

     In hedging the interest rate and exchange rate exposure of a foreign currency denominated asset or liability, the Company may enter into hedge transactions to counter movements in the different currencies as well as interest rates in those currencies. These hedges may be in the form of currency and interest rate swaps, options, and forwards, or combinations thereof.

     The Company is a party to a five year swap in connection with its investment in real property in the UK. The notional amount is GBP 11,224,000 and has the financial impact of converting floating rate financing to a fixed rate of interest.

     At March 31, 1999, the Company had a swap contract in connection with its investment in a commercial mortgage loan secured by real property in the U.K. The swap contract is intended to hedge the interest rate basis and currency exposure between UK Libor (the lending rate) and US Libor (the borrowing rate) payments, as well as the principal (notional) amount of the loan which, as of March 31, 1999, was $49.7 million. Under the terms of the agreement, the Company will settle in U.S. dollars. As previously discussed, this loan was sold on April 29, 1999 and, in connection therewith, this swap agreement was terminated.

PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings.

     The registrant is not a party to any other material legal proceedings.

Item 2.  Changes in Securities.

     Not applicable.

Item 3.  Defaults Upon Senior Securities.

     Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

  No matter was submitted to a vote of security holders during the period covered by this report.

Item 5.  Other Information.

     Acquisition or Disposition of Assets

          On April 29, 1999, the Company sold a loan secured by commercial properties in the United Kingdom with a carrying value of approximately $47.9 million at March 31, 1999. Proceeds from the sale were substantially used to repay a facility with Merrill Lynch Mortgage Capital for which this loan served as collateral. The pro forma effect on this loan sale is reported and attached hereto as Exhibit 99.


Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits

     11    Statement re Computation of Per Share Earnings
     27    Financial Data Schedule
     99    Pro Forma Financial Information -- Narrative Format


  (b)  Reports on Form 8-K during the three months ended March 31, 1999:

     (i) Report on Form 8-K/A dated April 20, 1998, filed January 11, 1999, containing pro forma financial information concerning an acquisition of real estate assets purchased from G.I. Joe's, Inc. on April 20, 1998 and reported under Item 2 of the Report on Form 8-K filed on September 29, 1998.

     (ii) Report on Form 8-K/A dated June 30, 1998, filed January 11, 1999, containing pro forma financial information concerning an acquisition of real estate assets located in the United Kingdom purchased from various unaffiliated sellers on June 30, 1998 and reported under Item 2 of the Report on Form 8- K filed on September 29, 1998.

     (iii) Report on Form 8-K/A dated July 30, 1998, filed January 11, 1999, containing revised financial statements and pro forma financial information concerning the purchase of a secured loan from Credit Suisse First Boston Mortgage Capital LLC on July 30, 1998 and reported under Item 2 of the Report on Form 8-K filed on September 29, 1998.

                                    SIGNATURES

     Pursuant to the requirements of the exchange act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                 Wilshire Real Estate Investment Trust Inc.

                      By:  /s/ Lawrence A. Mendelsohn
                      ------------------------------------------------------
                      Lawrence A. Mendelsohn
                      President


                      By:  /s/ Chris Tassos
                      ------------------------------------------------------
                      Chris Tassos
                      Executive Vice President and Chief Financial Officer



Date:  May 14, 1999