Form 10-Q
period 1999-06-30
WILSHIRE REAL ESTATE INVESTMENT TRUST INC
filed 1999-08-16
CIK 1048566

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 1999

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. 0-23911

                   Wilshire Real Estate Investment Trust Inc.
             (Exact name of registrant as specified in its charter)

                  Maryland                               52-2081138
                  --------                               ----------
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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|.

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                             Outstanding at July 31, 1999
Common Stock, par value $0.0001 per share                    11,500,000

================================================================================

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

                                    I N D E X

--------------------------------------------------------------------------------

                                                                        Page No.
                                                                        --------
PART I--FINANCIAL INFORMATION

Item 1. Interim Financial Statements (Unaudited):

        Consolidated Statements of Financial Condition.........................3

        Consolidated Statements of Operations..................................4

        Consolidated Statements of Changes in Stockholders' Equity.............5

        Consolidated Statements of Cash Flows..................................6

        Notes to Consolidated Financial Statements.............................8

Item 2. Management's Discussion and Analysis of Financial Condition and
          Results of Operations ..............................................12

Item 3. Quantitative and Qualitative Disclosures about Market Risk............28


PART II--OTHER INFORMATION

Item 1. Legal Proceedings.....................................................31

Item 2. Changes in Securities.................................................31

Item 3. Defaults Upon Senior Securities.......................................31

Item 4. Submission of Matters to a Vote of Security Holders...................31

Item 5. Other Information.....................................................31

Item 6. Exhibits..............................................................31

Signatures....................................................................32

PART I -- FINANCIAL INFORMATION

      ITEM 1. INTERIM FINANCIAL STATEMENTS

                   WILSHIRE REAL ESTATE INVESTMENT TRUST INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                    (dollars in thousands, except share data)

                                                        June 30,    December 31,
                                                          1999          1998
                                                      -----------   ------------
Assets                                                (Unaudited)

    Cash and cash equivalents ......................   $   9,223    $   4,782
    Securities available for sale, at fair value ...     120,534      158,738
    Loans held for sale, net .......................          --       44,006
    Loans, net .....................................      30,253       69,124
    Discounted loans, net ..........................       1,854        2,498
    Investments in real estate, net ................      78,317       85,005
    Investment in WFSG (see Note 6) ................      12,289           --
    Notes receivable from WFSG (see Note 6) ........      10,763           --
    Due from WFSG (see Note 6) .....................          --       12,352
    Accrued interest receivable ....................       1,530        1,939
    Prepaid servicing fees to WCC (see Note 6) .....       3,005           --
    Other receivable (see Note 4) ..................      26,597           --
    Other assets ...................................       2,882        2,673
                                                       ---------    ---------
        Total assets ...............................   $ 297,247    $ 381,117
                                                       =========    =========

Liabilities and Stockholders' Equity

  Liabilities:
    Short-term borrowings ..........................   $ 160,454    $ 225,566
    Other borrowings ...............................      55,864       60,577
    Accounts payable and accrued liabilities .......       2,813        6,233
    Payable to Old WCC (see Note 2) ................          --       11,698
    Dividends payable ..............................       4,600        4,600
                                                       ---------    ---------
        Total liabilities ..........................   $ 223,731    $ 308,674
                                                       ---------    ---------

  Commitments and Contingencies (see Note 7)

  Stockholders' Equity:
    Preferred stock, $.0001 par value; 25,000,000
      shares authorized; no shares issued and
      outstanding ..................................          --           --
    Common stock, $.0001 par value; 200,000,000
      shares authorized; 11,500,000 shares issued
      and outstanding ..............................           1            1
    Additional paid-in capital .....................     166,980      166,980
    Accumulated deficit ............................     (72,807)     (64,093)
    Accumulated other comprehensive loss ...........     (20,658)     (30,445)
                                                       ---------    ---------
        Total stockholders' equity .................      73,516       72,443
                                                       ---------    ---------
        Total liabilities and stockholders' equity .   $ 297,247    $ 381,117
                                                       =========    =========

        The accompanying notes are an integral part of these consolidated financial statements.

                   WILSHIRE REAL ESTATE INVESTMENT TRUST INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (dollars in thousands, except share data)

                                                       Quarter Ended             Six Months
                                                          June 30,                 Ended
                                                ----------------------------      June 30,
                                                    1999            1998            1999
                                                ------------    ------------    ------------
Net Interest Income:
   Loans and discounted loans ...............   $      1,194    $      1,324    $      3,122
   Securities ...............................          4,306           3,606           8,734
   Other investments ........................            780             160           1,508
                                                ------------    ------------    ------------
     Total interest income ..................          6,280           5,090          13,364
   Interest expense .........................          3,345           1,501           7,038
                                                ------------    ------------    ------------
     Net interest income before provision
      for losses ............................          2,935           3,589           6,326
   Provision for losses .....................             --              --          (1,150)
                                                ------------    ------------    ------------
     Net interest income after provision for
      losses ................................          2,935           3,589           7,476
                                                ------------    ------------    ------------

Real Estate Operations:
   Operating income .........................          1,889             949           3,843
   Operating expense ........................            (68)            (63)           (123)
   Interest expense .........................         (1,234)           (348)         (2,536)
   Provision for losses on real estate ......           (303)             --            (567)
   Depreciation .............................           (375)           (175)           (769)
                                                ------------    ------------    ------------
      Net (loss) income from real estate
      operations ............................            (91)            363            (152)
                                                ------------    ------------    ------------

Other Operating Income (Loss):
   Loss on sale of securities ...............           (929)             --            (929)
   Gain on sale of real estate ..............             --              --              10
   Loss on foreign currency translation .....            (28)             --             (76)
   Other revenue ............................            189              --             189
   Market valuation losses and impairments ..        (11,298)             --         (12,493)
                                                ------------    ------------    ------------
      Total other operating loss ............        (12,066)             --         (13,299)
                                                ------------    ------------    ------------

Operating Expenses:
   Management fees paid to WRSC .............            831             602           1,751
   Servicing fees ...........................            100              48              48
   Loan expenses ............................            (22)             85               5
   Other ....................................            350             175             935
                                                ------------    ------------    ------------
       Total operating expenses .............          1,259             910           2,739
                                                ------------    ------------    ------------

NET (LOSS) INCOME ...........................   $    (10,481)   $      3,042    $     (8,714)
                                                ============    ============    ============

BASIC AND DILUTED (LOSS) EARNINGS PER SHARE .   $      (0.91)   $       0.27    $      (0.76)
WEIGHTED AVERAGE SHARES OUTSTANDING .........     11,500,000      11,252,941      11,500,000

        The accompanying notes are an integral part of these consolidated financial statements.

                   WILSHIRE REAL ESTATE INVESTMENT TRUST INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                    (dollars in thousands, except share data)

                                                                                              ACCUMULATED
                                              COMMON STOCK          ADDITIONAL                   OTHER
                                       --------------------------    PAID-IN   ACCUMULATED   COMPREHENSIVE
                                         SHARES          AMOUNT      CAPITAL     DEFICIT          LOSS         TOTAL
                                       -------------------------------------------------------------------------------
Initial capital ...................            --       $     --    $       2   $      --      $      --    $       2
Issuance of common stock ..........    11,500,000              1      166,978          --             --      166,979
Comprehensive loss:
  Net loss ........................            --             --           --     (56,388)            --      (56,388)
  Other comprehensive loss:
    Foreign currency translation ..                                                                   (7)          (7)
    Unrealized holding losses on
      securities available for sale            --             --           --          --        (67,817)     (67,817)
    Reclassification adjustment
     for losses on securities
     included in net loss .........                                                               37,379       37,379
                                                                                                            ---------
Total comprehensive loss ..........            --             --           --          --             --      (86,833)
Dividends declared ................            --             --           --      (7,705)            --       (7,705)
                                       -------------------------------------------------------------------------------
Balance at December 31, 1998 ......    11,500,000              1      166,980     (64,093)       (30,445)      72,443
Comprehensive income:
  Net loss ........................            --             --           --      (8,714)            --       (8,714)
  Other comprehensive income:
    Unrealized holding losses on
      securities available for
      sale ........................            --             --           --          --         (2,625)      (2,625)
    Reclassification adjustment
      for losses on securities
      included in net loss ........            --             --           --          --         12,674       12,674
    Foreign currency translation ..            --             --           --          --           (262)        (262)
                                                                                                            ---------
Total comprehensive income ........            --             --           --          --             --        1,073
                                       -------------------------------------------------------------------------------

Balance at June 30, 1999
(Unaudited) .......................    11,500,000       $      1    $ 166,980   $ (72,807)     $ (20,658)   $  73,516
                                       ===============================================================================

        The accompanying notes are an integral part of these consolidated financial statements.

                   WILSHIRE REAL ESTATE INVESTMENT TRUST INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (dollars in thousands)

                                                     Quarter Ended
                                                        June 30,          Six Months
                                                ----------------------      Ended
                                                   1999         1998    June 30, 1999
                                                ---------    ---------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income .........................   $ (10,481)   $   3,042    $  (8,714)
  Adjustments to reconcile net (loss) income
   to net cash provided by (used in)
   operating activities:
    Provision for losses ....................          --           --       (1,150)
    Provision for losses on real estate owned         303           --          567
    Depreciation ............................         375          175          769
    Amortization of premiums and discounts,
    net .....................................         (14)        (284)         (14)
    Market valuation losses and impairments .      11,298           --       12,493
    Loss on sale of securities ..............         929           --          929
    Gain on sale of real estate .............          --           --          (10)
    Loss on foreign currency translation ....          28           --           76
    Change in:
      Due from WFSG .........................         (92)          --        1,223
      Accrued interest receivable ...........           2       (2,890)         409
      Prepaid servicing fees to WCC .........          65           --       (3,005)
      Other assets ..........................         992       (2,163)        (246)
      Payable to Old WCC ....................          --       (3,038)     (11,698)
      Accounts payable and accrued
      liabilities ...........................        (319)       2,802       (3,370)
                                                ---------    ---------    ---------
     Net cash provided by (used in)
     operating activities ...................       3,086       (2,356)     (11,741)
                                                ---------    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of securities available for sale ..      (8,885)    (256,285)      (8,885)
 Purchase of loans and discounted loans .....          --      (55,824)          --
 Repayments of securities available for sale        3,937           --        7,934
 Loan originations ..........................        (166)          --         (384)
 Proceeds on sale of loans ..................      48,366           --       48,366
 Principal payments received on loans and
 discounted loans ...........................         305        4,131       38,953
 Investments in real estate .................        (103)     (76,346)        (150)
 Proceeds on sale of real estate ............          --           --        4,056
 Loan to WFSG ...............................          --           --       (5,000)
 Other ......................................         247           28          247
                                                ---------    ---------    ---------
     Net cash provided by (used in)
     investing activities ...................      43,701     (384,296)      85,137
                                                ---------    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from short-term borrowings ........         315      235,535          721
 Proceeds from other borrowings .............          --       45,311           --
 Repayments on short-term borrowings ........     (39,133)      (4,898)     (65,863)
 Repayments on other borrowings .............        (117)         (89)      (3,793)
 Proceeds from issuance of common stock,
   net of offering costs ....................          --      166,979           --
                                                ---------    ---------    ---------
     Net cash (used in) provided by
     financing activities ...................     (38,935)     442,838      (68,935)
                                                ---------    ---------    ---------

Effect of exchange rate changes on cash .....           7           --          (20)
                                                ---------    ---------    ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS ...       7,859       56,186        4,441
CASH AND CASH EQUIVALENTS AT BEGINNING OF
  PERIOD ....................................       1,364            2        4,782
                                                ---------    ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ..   $   9,223    $  56,188    $   9,223
                                                =========    =========    =========

        The accompanying notes are an integral part of these consolidated financial statements.

                   WILSHIRE REAL ESTATE INVESTMENT TRUST INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS -- (Continued)
                                   (Unaudited)
                             (dollars in thousands)

                                                                     Quarter Ended    Six Months
                                                                       June 30,         Ended
                                                                   -----------------   June 30,
                                                                     1999      1998      1999
                                                                   -------   -------   --------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION--
    Cash paid for interest .....................................   $ 2,843   $ 1,319   $ 7,034
NON CASH INVESTING ACTIVITIES--
    Investment in WFSG .........................................    12,289        --    12,289
    Proceeds receivable on sale of available-for-sale securities    26,597        --    26,597
NON CASH FINANCING ACTIVITIES--
    Common stock dividends declared but not paid ...............        --     3,105        --
    Additions to investment real estate acquired
      in settlement of loans ...................................        26       276        26

        The accompanying notes are an integral part of these consolidated financial statements.

                   WILSHIRE REAL ESTATE INVESTMENT TRUST INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1999
            (dollars in thousands, except share data and where noted)

NOTE 1 - BASIS OF PRESENTATION

      The accompanying interim consolidated financial statements of Wilshire Real Estate Investment Trust Inc. and Subsidiaries ("WREIT" or the "Company") are unaudited and have been prepared in conformity with the requirements of Regulation S-X promulgated under the Securities Exchange Act of 1934 as amended (the "Exchange Act"), particularly Rule 10-01 thereof, which governs the presentation of interim financial statements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles ("GAAP") for complete financial statements. The accompanying interim consolidated financial statements should be read in conjunction with the Company's 1998 Annual Report on Form 10-K as amended. A summary of the Company's significant accounting policies is set forth in Note 4 to the consolidated financial statements in the 1998 Annual Report on Form 10-K, as amended.

      In the Company's opinion, all adjustments, comprised of normal recurring accruals necessary for the fair presentation of the interim financial statements, have been included in the accompanying financial statements. Operating results for the six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

      The preparation of financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Certain items in the previously reported consolidated financial statements were reclassified to conform to the June 30, 1999 presentation, none of which affect previously reported net loss.

NOTE 2 - ORGANIZATION AND RELATIONSHIPS

      The Company was incorporated in the State of Maryland on October 24, 1997. The Company was initially formed with a capital investment of $2. Prior to April 6, 1998, the Company had substantially no operating activity and therefore, comparative 1998 consolidated statements of operations and cash flows are presented only for the quarter ended June 30, 1998. On April 6, 1998, the Company was capitalized with the sale of 11,500,000 shares of common stock, par value $.0001 per share, at a price of $16.00 per share (the "Offering"). Total net proceeds of the Offering after underwriting and offering expenses were $166,979.

      The Company is a party to a management agreement with Wilshire Realty Services Corporation ("WRSC"), a wholly-owned subsidiary of Wilshire Financial Services Group Inc. ("WFSG"), under which WRSC advises the Company on various facets of its business and manages its day-to-day operations, subject to the supervision of the Company's Board of Directors. WFSG currently owns 990,000 shares, or 8.6%, of the Company's outstanding common stock and has options to purchase an additional 1,135,000 shares (of which options on 57,500 shares were granted to officers of WRSC) at an exercise price of $16.00 per share. For its services, WRSC receives a base management fee of 1% per annum of the first $1.0 billion of average invested assets, as defined in the agreement, 0.75% of the next $500 million of average invested assets and 0.50% of average invested assets above $1.5 billion, payable quarterly. In addition, WRSC receives incentive compensation in an amount generally equal to 25% of the dollar amount by which funds from operations ("FFO"), as adjusted, exceeds an amount equal to the product of: (i) $16.00;

and, (ii) the ten-year Treasury rate plus 5% per annum, multiplied by the weighted average number of shares of common stock outstanding during such period. Finally, WRSC is entitled to receive reimbursements of all due diligence costs and reasonable out-of-pocket expenses. For the three months and six months ended June 30, 1999, the Company incurred approximately $831 and $1,751, respectively, of management fees.Management fees for the three months ended June 30, 1998 were approximately $602. No incentive fees were paid.

      On March 3, 1999, WFSG submitted a prepackaged plan of reorganization as part of a Chapter 11 bankruptcy filing in the Federal Court of Wilmington, Delaware. On April 12, 1999, the WFSG restructuring plan was approved by the Bankruptcy Court, and on June 10, 1999, WFSG emerged from bankruptcy pursuant to the restructuring plan. See Note 6 for discussion of accounting matters related to this restructuring.

      Prior to WFSG's reorganization, Wilshire Credit Corporation ("Old WCC"), an affiliate of WFSG, provided loan and real property servicing to the Company. As part of the Restructuring Plan, the servicing operations conducted by Old WCC were transferred to WCC Inc. ("WCC"), a newly formed company controlled by WFSG. The Company believes that the transfer of servicing operations will have no negative impact on the Company.

NOTE 3 - INCOME TAXES

      To qualify as a REIT, the Company must first make an affirmative election to be taxed as a REIT. As the election is not made until the time the Company files its first federal income tax return, the Company has not yet made the election to be taxed as a REIT. Recent economic conditions, and other factors, have caused the Company to carefully reevaluate its current tax status. In addition, the Company's Board of Directors has been informed by its accountants that potentially serious adverse tax consequences could result (including tax penalties) in the event that the Company elects to be a REIT but it is unable to qualify as such under the Internal Revenue Code of 1986, as amended. As a result of these factors and the Company's significant net loss during the year ended December 31, 1998, the Company has concluded that it is in the best interests of the Company and its shareholders not to elect REIT status, and has included for vote at the annual shareholders' meeting a proposal to proceed in that manner. A decision by the Company to not make a REIT election requires a two-thirds vote by its stockholders.

      If the Company does not elect REIT status, it will be subject to corporate taxation. However, as of June 30, 1999 the Company had, for U.S. Federal tax purposes, a net operating loss carryforward in excess of $65 million, which expires in 2018. For the six months ended June 30, 1999, the Company would have had a current tax provision of approximately $0.2 million, resulting from the alternative minimum tax.

NOTE 4 - SIGNIFICANT TRANSACTIONS

      On April 29, 1999, the Company sold a loan held for sale secured by five luxury hotels in London, England, including the Savoy Hotel, the Connaught and Claridge's Hotel with a carrying value of approximately $47.9 million. As a result of this sale, the Company, during the quarter ended March 31, 1999, reversed $3.9 million of a valuation allowance previously provided for in the provision for losses. This valuation allowance had been established in 1998 based upon the estimate at that time of the ultimate recoverability of the asset by the investment bank financing the asset.

      In June 1999, the Company sold mortgage-backed securities with a carrying value of $26.6 million. The loss on this sale of $0.9 million is reported in the consolidated statements of operations for the three and six months ended June 30, 1999. The transaction settled in July and, therefore, the sales price receivable is reported as "other receivable" in the consolidated statement of condition as of June 30, 1999.

NOTE 5 - MARKET VALUATION LOSSES AND IMPAIRMENTS

      The Company evaluates, on an ongoing basis, the carrying value of its securities portfolio, which is accounted for as available-for-sale. To the extent differences between the book bases of the securities and their current market values are deemed to be temporary in nature, such unrealized gains or losses are reflected directly in equity, as "other comprehensive income or loss." Impairments that are deemed to be other than temporary are charged to income, as "market valuation losses and impairments." In evaluating impairments as other than temporary, the Company considers the magnitude and trend in the decline of the market value of securities, the Company's ability to collect all amounts due according to the contractual terms and the Company's expectations at the time of purchase.

      During the three and six months ended June 30, 1999, market valuation losses and impairments of $11.3 million and $12.5 million, respectively, were recorded, which primarily reflected unprecedented prepayment rates on certain residual securities. The remaining carrying value of all our residuals is $21.7 million at June 30, 1999. The recording of this market valuation loss and impairment had the effect of transferring such amounts between components of equity (from "other comprehensive loss" to "accumulated deficit"), but had no net effect on net equity of the Company. The six month amount also includes a $0.8 million write down of the Company's interest in WFSG stock. See also the Consolidated Statements of Changes in Stockholders' Equity.

NOTE 6 - RELATED PARTY TRANSACTIONS

      In January 1999, the Company entered into an agreement to provide WFSG with debtor-in-possession financing of up to $10.0 million (the "DIP Facility") as part of a compromise and settlement of a $17.0 million receivable due from WFSG. The DIP facility bears interest at 12% and is secured by the stock of First Bank of Beverly Hills, FSB, WFSG's savings bank subsidiary. The DIP Facility matures on February 29, 2004 and repayment is made through fully amortizing principal and interest payments commencing on February 29, 2000. Prior to February 29, 2000, only interest payments are required. The Company loaned $5.0 million under the DIP Facility (which is included in "Notes receivable from WFSG" in the statements of financial condition) on March 3, 1999, but did not provide WFSG with the remaining half. Accordingly, under the agreement negotiated by the Company's Independent Directors with WFSG and its creditors, 50%, or approximately $8.5 million, of WFSG's obligation was treated pari passu with the claims of WFSG's noteholders and converted, together with approximately $21.4 million (in principal plus accrued but unpaid interest) of WFSG's 13% Series B Notes held by WREIT, to 2,874,791 shares of newly issued common stock of WFSG on June 10, 1999, the effective date of the Restructuring Plan. Additionally, on the effective date of the Restructuring Plan, the Company received approximately $8.5 million in principal amount ($5.7 million carrying value) of WFSG's 6% Convertible PIK Notes due 2006 (the "New Notes"), which is included in "Notes receivable from WFSG" in the statements of financial condition, in exchange for the remaining 50% of the $17.0 million aforementioned receivable due from WFSG. The Company may elect to convert the New Notes into new common stock of WFSG upon receipt of a notice of redemption of the New Notes by WFSG.

      Following the completion of WFSG's Restructuring Plan, the Company held 2,874,791 shares, or approximately 14.4%, of the common stock of WFSG. The Board of Directors engaged a financial advisor to evaluate whether to retain, enhance, or dispose of the Company's ownership interest in WFSG.A $1.0 million retainer paid is included in "Other assets" as of June 30, 1999.

      The investment in WFSG stock is accounted for on the cost basis as available for sale and its fair value at June 30, 1999 was based on the Company's pro rata interest in WFSG's net worth as of June 30, 1999, which the Company believes was the best available indication of the value of WFSG since the stock was not trading on June 30, 1999. In the future, the Company will estimate the fair value of its investment in WFSG stock based on the stock's market price. The closing price of WFSG's stock on July 31, 1999 was $1.25 per share.

      Additionally, as a result of the restructuring, the Company is required to be approved as a greater than 10% shareholder by the Office of Thrift Supervision. The Company has filed an application for such approval; however, there can be no assurance that such approval will be granted or, if granted, what the timing of such grant will be. If the Company fails to gain approval to be a greater than 10% shareholder of WFSG, the Company will be required to reduce its shareholdings below 10% and/or appeal such decision by the Office of Thrift Supervision.

      In January 1999, the Company remitted $15 million to Old WCC, consisting of a payment of amounts owed by the Company to Old WCC of $11.8 million and the prepayment of $3.2 million of future servicing fees for a release of a guarantee by the Company of $35 million of Old WCC's indebtedness and of any and all claims against the Company relating thereto. The amortized balance of the prepaid servicing fee is included in the accompanying consolidated statement of financial condition as of June 30, 1999. However, the noteholders of WFSG claim that less than $3.2 million of future servicing fees were paid by the Company. The noteholders of WFSG claim that the amount owed to Old WCC was approximately $900,000 higher, thereby reducing the amount of the prepayment credit to $2.3 million. The Company believes that the $3.2 million figure is correct and that this matter will be resolved in the Company's favor.

NOTE 7 - COMMITMENTS, CONTINGENCIES & OFF-BALANCE SHEET RISK

      The Asset and Liability Committee is authorized to utilize a wide variety of off-balance sheet financial techniques to assist the Company in the management of interest rate risk. In hedging the interest rate and/or exchange rate exposure of a foreign currency denominated asset or liability, the Company may enter into hedge transactions to counter movements in the different currencies, as well as interest rates in those currencies. These hedges may be in the form of currency and interest rate swaps, options, and forwards, or combinations thereof. At June 30, 1999, the Company had no outstanding positions in these instruments.

      The Company is involved in various legal proceedings occurring in the ordinary course of business which the Company believes will not have a material adverse effect on the financial condition or operations of the Company.

NOTE 8 - SUBSEQUENT EVENTS

      In June 1999, the Company sold a commercial warehouse located in Salem, Oregon for net proceeds of approximately $7.4 million. The sale closed on July 1 and the gain on sale of approximately $0.2 million will be recognized during the quarter ending September 30, 1999. The Company is currently in the process of marketing certain other commercial properties for sale during the quarter ending September 30, 1999. Management expects net proceeds to approximate or exceed the carrying values of such properties. There can be no assurance, however, that the Company will sell such properties or receive net proceeds in excess of their respective carrying values.

      In July 1999, the Company sold a mortgage-backed security for its June 30, 1999 carrying value of $2.8 million. The Company had recorded a $1.9 million impairment on this security during the quarter ended June 30, 1999, based on higher than expected loss severities on delinquent loans underlying this security. Management determined that such impairment was other than temporary and reflected such loss in market valuation losses and impairments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion and analysis should be read in conjunction with the Interim Consolidated Financial Statements of Wilshire Real Estate Investment Trust Inc. and the notes thereto included elsewhere in this filing. References in this filing to "Wilshire Real Estate Investment Trust Inc.," "we," "our," and "us" refer to Wilshire Real Estate Investment Trust Inc. and its subsidiaries unless the context indicates otherwise.

GENERAL

      Wilshire Real Estate Investment Trust Inc. ("WREIT" or the "Company") is a Nasdaq-listed corporation that was formed in October 1997 and commenced operations in April 1998 following the completion of our initial public offering.

      In response to adverse market conditions in the second half of 1998 and the resulting effect on our operations, we focused our efforts on stabilizing our existing asset base and greatly reduced acquisition activities during the six months ended June 30, 1999. General market conditions and availability of financing for certain of our asset categories, especially subordinated mortgage-backed securities and mezzanine loans, continue to be uncertain. Our results of operations for the three and six months ended June 30, 1999 reflect this continued difficult marketplace, which include further impairment write downs of mortgage-backed securities, the preponderance of which had previously been deducted from stockholders equity, through "Accumulated other comprehensive loss."

      Notwithstanding this uncertainty, we expect gradually to resume acquisition activities, with an increased emphasis on investment in loans and a decreased emphasis on commercial operating properties. We believe that investments in loans provide higher yields and allows us to more efficiently leverage our existing capital, thereby providing us a higher return on equity. In addition, we believe there may be attractive opportunities for additional investments in Europe, particularly in France. We may also seek to invest in other companies that invest in real estate related assets, especially where the market capitalizations of such companies do not reflect the inherent values of the underlying assets or franchises. Nonetheless, we continue to make investment decisions on an opportunistic basis and will evaluate investment opportunities as they arise.

RESTRUCTURING OF WFSG

      As a result of the market turmoil in the second half of 1998, on March 3, 1999, WFSG, the parent of our manager, Wilshire Realty Services Corporation ("WRSC"), submitted a prepackaged plan of reorganization as part of a Chapter 11 bankruptcy filing in the Federal Court of Wilmington, Delaware. On April 12, 1999, the WFSG restructuring plan was approved by the Bankruptcy Court and on June 10, 1999, WFSG's bankruptcy reorganization was consummated. In our opinion, completion of the WFSG restructuring plan reduces the uncertainty related to the ability of WRSC to continue as our manager and will allow the Company to focus on executing its business plan rather than the restructuring of WFSG.

      Through our independent directors, we were a party to the restructuring negotiations since we had a $17.0 million unsecured receivable from WFSG, bearing interest at 13%. In January 1999, we entered into an agreement to provide WFSG with debtor-in-possession financing of up to $10.0 million (the "DIP Facility") as part of a compromise and settlement of the $17.0 million receivable due from WFSG. Under this compromise and settlement, if the Company funded the full amount of the DIP Facility, the Company would have received a new note for the full amount of the receivable, which bears interest at 6% per annum payable monthly in arrears. The DIP Facility bears interest at 12% and is secured by the stock of First Bank of Beverly Hills, FSB, WFSG's savings bank subsidiary. The DIP Facility matures on February 29, 2004 and repayment is made through fully amortizing principal and interest payments commencing on February 29, 2000. Prior to February 29, 2000, only interest payments are required.The business decision to provide the DIP Facility was based on the independent directors' desire to obtain the best possible treatment for the Company's holdings of WFSG's 13% Series B Notes and the account receivable due from WFSG and the fact that the debtor-in-possession facility had priority as a matter of law and was fully secured by the stock of WFSG's bank subsidiary. Without funding of the DIP Facility, it is unlikely that the Company would have received as favorable treatment for its investments. We funded $5.0 million of the DIP Facility on March 3, 1999 but did not provide WFSG with the remaining half. Accordingly, under the agreement negotiated by the Company's independent directors with WFSG and its creditors, 50%, or approximately $8.5 million, of WFSG's obligation was treated pari passu with the claims of WFSG's noteholders and converted, together with approximately $21.4 million (in principal plus accrued but unpaid interest) of WFSG's 13% Series B Notes, to 2,874,791 shares of newly issued common stock of WFSG on June 10, 1999, the effective date of the restructuring plan. Additionally, on the effective date of the restructuring plan, we received approximately $8.5 million in principal amount of WFSG's 6% Convertible/ PIK Notes due 2006 (the "New Notes") in exchange for the remaining 50% of the $17.0 million intercompany receivable due from WFSG. We may elect to convert the New Notes into new common stock of WFSG upon receipt of a notice of redemption of the New Notes by WFSG. Following the completion of WFSG's restructuring plan, we held 2,874,791 shares, or approximately 14.4%, of common stock of WFSG.

      The following table sets forth the Company's investments in WFSG as of December 31, 1998, which was prior to WFSG's bankruptcy filing and on June 10, 1999, which was the date of the completion of WFSG's restructuring plan. The table excludes the DIP Facility, which was loaned to WFSG subsequent to December 31, 1998 and remains outstanding, and which was not affected by WFSG's restructuring plan. Following the completion of WFSG's restructuring plan on June 10, 1999, the $5 million loaned to WFSG under the DIP Facility no longer has priority over other creditors and will be treated like any other secured loan.

                        The Company's Investments in WFSG

                                             Pre-Bankruptcy      Post Bankruptcy
Type of Investment                          (As of 12/31/98)     (As of 6/10/99)
--------------------------------------------------------------------------------

WFSG's 13% Series B Notes ..............      $ 9,932,634(1)      $        --
Receivable From WFSG ...................       17,000,000(2)               --
WFSG's 6% Convertible PIK Notes ........               --           8,500,000(3)
WFSG's Common Stock ....................               --          12,288,926(4)
                                              -----------         -----------
TOTAL                                         $26,932,634         $20,788,926
                                              ===========         ===========

----------
(1) Based on the value of the 13% Series B Notes as shown on the Company's financial statements as of December 31, 1998. The principal amount of the 13% Series B Notes held by the Company was $20 million.
(2)   Based on the face amount owed.
(3)   Based on the face amount of the 6% Convertible PIK Notes.
(4) Based on the Company's estimate of the book value of the common stock as of June 10, 1999.

INCOME TAX STATUS

      To qualify as a REIT, we must first make an affirmative election to be taxed as a REIT. As the election is not made until the time we file our first federal income tax return, we have not yet made the election to be taxed as a REIT. Recent economic conditions, and other factors, have caused the Company to carefully reevaluate its current tax status. The Board of Directors believes that electing not to be treated as a REIT will not have an adverse impact on the Company's or its shareholders' tax positions, and may allow the Company to reduce its taxes by utilizing net operating losses incurred in the second half of 1998. Based on discussions with our tax advisors, such operating losses are expected to result in net operating loss carryforwards in excess of $65 million, which can be applied to reduce future income and thereby reduce our taxes. Because the tax rules governing net operating loss carryforwards are extremely complex and subject to a number of contingencies, the amount of net operating loss carryforwards actually obtained may vary from the estimate in the prior sentence. In addition, because the Company was forced to sell assets in response to margin calls during the fourth quarter of 1998, it may be more difficult for the Company to qualify as a REIT under U.S. tax rules. Specifically, the amount and volume of sales resulting from such margin calls may result in the Company being considered a "dealer" in real estate and ineligible for treatment as a REIT. In the event that the Company elects to be treated as a REIT and the U.S. tax authorities determine that the Company does not meet the REIT requirements, the Company would become subject to federal income tax on its taxable income and would not receive a deduction for dividends paid to shareholders. In addition, the Company would not be able to utilize its net operating loss carryforwards and could be subject to interest and penalties for failure to have paid taxes for the 1998 tax year. As a result of these factors and our significant net loss during the year ended December 31, 1998, the Company has concluded that it is in our best interests and those of our shareholders not to elect REIT status, and has included for vote at the upcoming annual shareholders' meeting a proposal to proceed in that manner. A decision to not make a REIT election requires a two-thirds vote by our stockholders.

      If we do not elect REIT status, we will be subject to corporate taxation. However, as of June 30, 1999 we had, for U.S. Federal tax purposes, a net operating loss carryforward in excess of $65 million, which expires in 2018. For the six months ended June 30, 1999 we would have had a current tax provision of approximately $0.2 million, resulting from the alternative minimum tax.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1999

      NET LOSS. Our net loss for the six months ended June 30, 1999 was $8.7 million, or $0.76 per share. The net loss is primarily attributable to market valuation losses and impairments of $12.5 million (of which $11.7 million is attributable to our portfolio of mortgage-backed securities and $0.8 million is attributable to our holdings of WFSG 13% Notes due 2004, which were subsequently converted to newly issued common stock of WFSG), operating expenses and management fees of $2.7 million, and a loss on real estate operations of $0.2 million, partially offset by net interest income after provision for loan losses of $7.5 million.Excluding market valuation losses and impairments and gains (losses) on sales of certain assets, we would have had net income of $4.7 million, or $0.41 per share.

      NET INTEREST INCOME. The following table sets forth information regarding the total amount of income from interest-earning assets and expense from interest-bearing liabilities and the resulting average yields and rates:

                                                 For the Six Months Ended June
                                                           30, 1999
                                              ----------------------------------
                                                Average     Interest  Annualized
                                                Balance      Income   Yield/Rate
                                              ----------------------------------
                                                   (dollars in thousands)
Interest-Earning Assets:

   Loan portfolios (1)...................      $  63,259    $ 3,122      10.0%
   Mortgage-backed securities
     available for sale..................        146,287      8,734      12.0
   Other securities available for
     sale (2)............................          9,509         --      --
   Due from WFSG.........................         16,543      1,066      13.0
   Notes receivable from WFSG............          3,837        228      12.0
   Other investments.....................          9,259        214       4.6
                                               ---------------------------------
      Total interest-earning assets......        248,694     13,364      10.8
                                               ---------------------------------

Interest-Bearing Liabilities:

   Short-term borrowings.................        188,127      7,038       7.5
                                               ---------------------------------
      Total interest-bearing liabilities.        188,127      7,038       7.5
                                               ---------------------------------

   Net interest income before provision
     for loan losses/spread (3)..........                   $ 6,326       3.3%
                                                            ====================
   Net interest margin (4)...............                                 5.1%
                                                                       =========

----------
      (1) As discussed in Note 4 to the interim consolidated financial statements, in April 1999 we sold a loan secured by five luxury hotels in London, England, including the Savoy Hotel, the Connaught and Claridge's Hotel, with a carrying value of approximately $47.9 million. The net interest margin attributable to this loan, net of related swaps, was approximately 5.2% during the six months ended June 30, 1999.
      (2) Other securities available for sale represents our investment in WFSG's 13% Series B Notes due 2004 which, upon WFSG's emergence from bankruptcy, were converted to common stock of WFSG. Accordingly, we did not accrue interest income on these securities during the six months ended June 30, 1999.
      (3) Net interest spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.
      (4) Net interest margin represents net interest income divided by average interest-earning assets.

      PROVISION FOR LOSSES. During the six months ended June 30, 1999, we reversed a provision for losses of $3.9 million taken in prior periods for a loan held for sale. As discussed in Note 4 to the interim consolidated financial statements, this loan, which was secured by five luxury hotels in London, England, including the Savoy Hotel, the Connaught and Claridge's Hotel was sold on April 29, 1999. This provision reversal was partially offset by a provision for losses on loans of $0.1 million. In addition, during the six months ended June 30, 1999 we recognized a net write down of $2.7 million in the carrying value of a $17.0 million note receivable from WFSG to reflect the estimated value of the common stock of WFSG to be received in exchange for a portion of the note (see also Note 6 to the interim consolidated financial statements). The write down is included in provision for losses in the consolidated statements of operations for the six months ended June 30, 1999.

      REAL ESTATE OPERATIONS. Such operations represent activity from our investment in various office buildings, retail stores, and other commercial property located in Oregon, California and the United Kingdom. During the six months ended June 30, 1999, we realized a loss of approximately $0.2 million on these properties. This loss was attributable to interest expense of $2.5 million, depreciation expense of $0.8 million, provision for losses on real estate of $0.6 million and operating expense of $0.1 million which, in the aggregate, exceeded gross rental and other revenues of $3.8 million. Excluding $1.4 million of non-cash charges to real estate operations, including depreciation and loss provision, we had positive cash flow from such operations of approximately $1.2 million.

      OTHER LOSS. Our other loss was approximately $13.3 million for the six months ended June 30, 1999.This loss was primarily due to $12.5 million of market valuation losses and impairments, a loss on sale of mortgage-backed securities of $0.9 million, and a $0.1 million loss on foreign currency translation, partially offset by other revenue of $0.2 million. During the six months ended June 30, 1999 we recorded $11.7 million of market valuation losses and impairments related to our portfolio of mortgage-backed securities available for sale, and $0.8 million related to our holdings of WFSG's 13% Series B Notes prior to their conversion to newly-issued WFSG stock. These market valuation losses and impairments were deemed by the Company to be other than temporary in nature. In calculating the extent to which declines in the value of available-for-sale securities are other than temporary, the Company analyzes actual performance of the securities and underlying collateral, including prepayment and default statistics, as well as expectations for such performance in the future. To the extent reasonable expectations for future performance are not likely to offset reductions in current market valuations, a write down is recorded in "Market valuation losses and impairments." The decline in value and subsequent write down of these assets generally reflects unprecedented prepayment rates on certain residual securities. The remaining carrying value of all our residuals is $21.7 million at June 30, 1999.

      OPERATING EXPENSES. Management fees of $1.8 million for the six months ended June 30, 1999 were comprised of the 1% (per annum) base management fee paid to WRSC for the period, as provided pursuant to our management agreement with WRSC.WRSC earned no incentive fee for this period. Other expenses were comprised of professional services, insurance premiums and other sundry expenses. During the six months ended June 30, 1999, we recaptured loan service fees of approximately $0.1 million. The recapture of service fees resulted from a review of, and retroactive reduction in, certain property servicing fees charged to us by Old WCC.

RESULTS OF OPERATIONS -- QUARTER ENDED JUNE 30, 1999 COMPARED TO QUARTER ENDED JUNE 30, 1998

      NET LOSS. Our net loss for the quarter ended June 30, 1999 was $10.5 million, or $0.91 per share, compared with net income for the quarter ended June 30, 1998 of $3.0 million, or $0.27 per share. The net loss for the 1999 period is attributable to other operating losses of $12.1 million (consisting primarily of market valuation losses and impairments of $11.3 million), other operating expenses of $1.3 million, and a net loss from real estate operations of $0.1 million, partially offset by net interest income of $2.9 million. Our net income for the corresponding 1998 period was not affected by market valuation losses and impairments as it preceded the market turmoil which occurred in the second half of 1998.

      NET INTEREST INCOME. Our net interest income for the quarter ended June 30, 1999 was $2.9 million, compared with $3.6 million for the quarter ended June 30, 1998. The decrease is primarily attributable to an increase in interest expense on borrowings from $1.5 million for the quarter ended June 30, 1998 to $3.3 million for the quarter ended June 30, 1999. During the quarter ended June 30, 1998 we were still in the process of investing cash raised by our initial public offering and had not borrowed money against all of our assets. The following tables set forth information regarding the total amount of income from interest-earning assets and expense from interest-bearing liabilities and the resulting average yields and rates:

                                                  For the Quarter Ended June 30, 1999
                                                  -----------------------------------
                                                    Average    Interest   Annualized
                                                    Balance     Income    Yield/Rate
                                                  -----------------------------------
                                                        (dollars in thousands)
Interest-Earning Assets:

   Loan portfolios (1) .........................   $ 47,554    $  1,194      10.1%
   Mortgage-backed securities
   available for sale ..........................    143,720       4,306      12.0
   Other securities available for sale (2) .....      7,514          --      --
   Due from WFSG ...............................     14,852         481      13.0
   Notes receivable from WFSG ..................      5,000         151      12.0
   Other investments ...........................     12,474         148       4.7
                                                  -----------------------------------
      Total interest-earning assets ............    231,114       6,280      10.9
                                                  -----------------------------------

Interest-Bearing Liabilities:

   Short-term borrowings .......................    172,945       3,345       7.8
                                                  -----------------------------------
      Total interest-bearing liabilities .......    172,945       3,345       7.8
                                                  -----------------------------------

   Net interest income before provision for loan
    losses/spread (3) ..........................               $  2,935       3.1%
                                                               ======================
   Net interest margin (4) .....................                              5.1%
                                                                            =========

----------
      (1) As discussed in Note 4 to the interim consolidated financial statements, in April 1999 we sold a loan secured by five luxury hotels in London, England, including the Savoy Hotel, the Connaught and Claridge's Hotel, with a carrying value of approximately $47.9 million. The net interest margin attributable to this loan, net of related swaps, was approximately 4.4% during the quarter ended June 30, 1999.
      (2) Other securities available for sale represents our investment in WFSG's 13% Series B Notes due 2004 which, upon WFSG's emergence from bankruptcy, were converted to common stock of WFSG. Accordingly, we did not accrue interest income on these securities during the quarter ended June 30, 1999.
      (3) Net interest spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.
      (4) Net interest margin represents net interest income divided by average interest-earning assets.

                                                  For the Quarter Ended June 30, 1998
                                                  -----------------------------------
                                                    Average    Interest   Annualized
                                                    Balance     Income    Yield/Rate
                                                  -----------------------------------
                                                        (dollars in thousands)
Interest-Earning Assets:

   Loan portfolios .............................   $ 45,038    $  1,324      12.5%
   Mortgage-backed securities available for sale    132,004       3,149      10.1
   Other securities available for sale .........     17,248         457      11.2
   Other investments ...........................     14,207         160       4.8
                                                  -----------------------------------
      Total interest-earning assets ............    208,497       5,090      10.4
                                                  -----------------------------------

Interest-Bearing Liabilities:

   Short-term borrowings .......................     91,973       1,501       6.2
                                                  -----------------------------------
      Total interest-bearing liabilities .......     91,973       1,501       6.2
                                                  -----------------------------------

   Net interest income before provision for loan
     losses/spread (1) .........................               $  3,589       4.2%
                                                               ======================
   Net interest margin  (2) ....................                              6.9%
                                                                            =========

----------
      (1) Net interest spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.
      (2) Net interest margin represents net interest income divided by average interest-earning assets.

      REAL ESTATE OPERATIONS. Such operations represent activity from our investment in various office buildings, retail stores, and other commercial property located in Oregon, California and the United Kingdom. During the quarter ended June 30, 1999, we realized a loss on these properties of approximately $0.1 million, compared with income of $0.4 million for the quarter ended June 30, 1998. This decline in operating results was attributable to an increase in interest expense of $0.9 million, an increase in provision for losses on real estate of $0.3 million, and an increase in depreciation of $0.2 million, partially offset by an increase in gross rental and other revenues of $0.8 million and a decrease in operating expenses of $0.1 million. The increase in interest expense for the quarter ended June 30, 1999 compared to the quarter ended June 30, 1998 reflects our use of debt financing for our more recent acquisitions of real estate and subsequent to June 30, 1998, we incurred further indebtedness secured by our real estate assets which had previously been unencumbered. During the quarter ended June 30, 1998 our real estate acquisitions were financed primarily by the equity proceeds from our initial stock offering.

      OTHER LOSS. Our other loss was approximately $12.1 million for the quarter ended June 30, 1999, compared with no such activity for the quarter ended June 30, 1998.This loss was primarily due to $11.3 million of market valuation losses and impairments related to our portfolio of mortgage-backed securities available for sale and a loss on sale of mortgage-backed securities of $0.9 million, partially offset by other revenue of approximately $0.2 million. These market valuation losses and impairments were deemed by management to be other than temporary in nature. The decline in value and subsequent write down of these assets generally reflects unprecedented prepayment rates on certain residual securities. The remaining carrying value of all our residuals is $21.7 million at June 30, 1999.

      OPERATING EXPENSES. Our other operating expenses were approximately $1.3 million for the quarter ended June 30, 1999, compared with approximately $0.9 million for the quarter ended June 30, 1998. The increase was primarily due to an increase in other expenses of $0.2 million (consisting primarily of professional services) and an increase in management fees of $0.2 million.

CHANGES IN FINANCIAL CONDITION

      GENERAL. Total assets decreased from approximately $381.1 million at December 31, 1998 to approximately $297.2 million at June 30, 1999. The decrease in total assets is primarily attributable to the sale of a loan held for sale with a carrying value of $44.0 million at December 31, 1998, and a reduction of $38.9 million in loans, net resulting from the payoff of a loan with a carrying value of $38.6 million at December 31, 1998. Total liabilities decreased from approximately $308.7 million at December 31, 1998 to approximately $223.7 million at June 30, 1999 primarily as a result of a reduction in short-term borrowings related to the repayment of borrowings used to finance such loans and the payment of an $11.7 million payable to Old WCC. Stockholders' equity increased by approximately $1.1 million resulting primarily from a reduction of $10.0 million in unrealized loss on available-for-sale securities, offset by the net loss of $8.7 million for the six months ended June 30, 1999.

      SECURITIES AVAILABLE FOR SALE. The balance of securities available for sale decreased from $158.7 million at December 31, 1998 to $120.5 million at June 30, 1999. This decrease was comprised of a decrease in mortgage-backed securities available for sale of $37.2 million and a decrease in other securities available for sale of $1.0 million. The decrease in mortgage-backed securities available for sale was primarily due to the sale of mortgage-backed securities with a carrying value of $26.6 million, the recognition of other than temporary impairment of approximately $11.7 million, and cash receipts in excess of income accrued of approximately $7.9 million due to high rates of prepayments, partially offset by a net decrease in the unrealized loss on available-for-sale securities of approximately $10.0 million from December 31, 1998 to June 30, 1999.

      In July 1999, we sold mortgage-backed securities with a carrying value of $2.8 million as of June 30, 1999. Since the impairment in value of these securities was known as of June 30, 1999 and deemed to be other than temporary, we recognized the losses on these securities by recording a market valuation loss and impairment during the quarter ended June 30, 1999. This write down is included in the $11.7 million recognition of impairment described above.

      The decrease in other securities available for sale resulted from the conversion of our WFSG 13% Series B Notes with a carrying value of approximately $9.9 million at December 31, 1998 into new common stock of WFSG, partially offset by the purchase of a Treasury Bill for approximately $8.9 million.

      We mark our securities portfolio to fair value at the end of each month based upon broker/dealer marks, subject to an internal review process. With respect to many of our subordinate securities marks are typically available from either a single or at most a small group of broker/dealers. For those securities that are subject to repurchase or other financing arrangements with broker/dealers, we employ the mark supplied by the financing broker even if, as is sometimes the case, we believe that the mark represents less than fair value. As of each reporting period, we evaluate whether and to what extent any unrealized loss is to be recognized as other than temporary.

      The difference between our amortized cost of available for sale securities and current market values, which was $20.7 million at June 30, 1999, is included in "Accumulated Other Comprehensive Loss" in stockholders' equity. This amount, unlike "market valuation losses and impairments," represents a market value decline that the Company believes is temporary. This belief is based in part on the severity of the overall market decline for mortgage-backed securities in 1998 (primarily as a result of the lack of financing for these assets) which resulted in a dramatic widening of spreads on these securities to levels which are substantially in excess of spreads at which the management of WRSC have been able to purchase these securities during the period from 1992 through August 1998. The management of WRSC does not believe that these types of spreads were available prior to 1992, except in connection with sales of mortgage loan pools in the early stages of RTC auctions. At current prices, the mortgage-backed securities, particularly subordinate mortgage-backed securities, provide a substantial return in excess of historical rates of return for this type of investment, and WRSC expects that investors will eventually return to this market to take advantage of the low prices for these assets, which would be expected to result in increased prices for these investments. More importantly, if held to maturity, the anticipated cash flow on these securities based on current interest rates, rate of prepayment and amount of defaults would result in our receiving amounts in excess of the current market value and would allow us to recover our amortized cost. Notwithstanding the foregoing, payments on mortgage-backed securities are subject to a number of market factors which can significantly affect the amount and rate of payments on mortgage-backed securities, including defaults on the underlying mortgage loans, the level of subordination of the mortgage-backed securities, changes in interest rates and the rate of prepayments on the underlying mortgage loans. To the extent that these factors change, the anticipated cash flow on the Company's mortgage-backed securities may not be sufficient to cover the Company's amortized cost or if the Company sells one of these mortgage-backed securities at market prices which are below its amortized cost, the Company will realize a loss in the amount of that portion of "Accumulated Other Comprehensive Loss" attributable to such mortgage-backed security. In calculating the extent to which declines in the value of available-for-sale securities are other than temporary, the Company analyzes actual performance of the securities and underlying collateral, including prepayment and default statistics, as well as expectation for such performance in the future. To the extent reasonable expectations for future performance are not likely to offset reductions in current market valuations, a writedown is recorded in "Market valuation losses and impairments."

      At June 30, 1999, we valued our securities available for sale portfolio and gross unrealized gains and losses thereon as follows:

                                               Gross        Gross
                                 Amortized   Unrealized   Unrealized
                                  Cost (1)     Gains        Losses    Fair Value
                                 ---------   ----------   ----------  ----------
                                               (dollars in thousands)

Mortgage-backed securities       $ 132,038   $      11    $ (20,400)   $ 111,649
Other securities                     8,885          --           --        8,885
                                 =========   =========    =========    =========

                                 $ 140,923   $      11    $ (20,400)   $ 120,534
                                 =========   =========    =========    =========

      (1) The amortized cost of the investment securities reflects the market valuation losses and impairments discussed above and in "Results of Operations".

      LOAN PORTFOLIO. During the six months ended June 30, 1999, our loan portfolio of non-discounted loans (including loans and loans held for sale) decreased by approximately $82.9 million due primarily to the sale of a loan held for sale, secured by five luxury hotels in London, England, including the Savoy Hotel, the Connaught and Claridge's Hotel, with a carrying value of approximately $44.0 million at December 31, 1998; the payoff of a loan to Southern Pacific Funding Corporation, which was secured by certain mortgage-backed securities, with a carrying value of approximately $38.6 million at the time of payoff; and a provision for losses on loans of $0.1 million.

      As we begin to return our focus to execution of our business plan, it is likely that our investment activities will focus more on the purchase of loan assets, and our investments in commercial operating properties will be reduced. We believe that loan assets generally provide higher returns, especially when coupled with our servicer's expertise in servicing international loans and domestic non-conforming and sub-performing loan assets. We remain optimistic about investment opportunities in Europe and in particular, France, as well as investments in other real estate related operating companies. Nonetheless, we continue to make investment decisions on an opportunistic basis and will evaluate investment opportunities as they arise.

      The following table sets forth certain information relating to the payment status of loans in the Company's loan portfolio at June 30, 1999:

                                               Unpaid Principal
                                                    Balance       Carrying Value
                                               ----------------   --------------
                                                     (dollars in thousands)

          Current ............................       $30,644         $30,253
          Past due less than 31 days .........            --              --
          Past due 31 to 89 days .............            --              --
                                                     -------         -------
                                                     $30,644         $30,253
                                                     =======         =======

      We maintain an allowance for loan losses on non-discounted loans at a level that the Company considers adequate, based on the advice of WRSC, to provide for probable losses based upon an evaluation of known and inherent risks.

      DISCOUNTED LOAN PORTFOLIO. The balance of discounted loans is substantially unchanged from December 31, 1998 to June 30, 1999. During the six months ended June 30, 1999, we did not purchase or sell any discounted loan assets. As noted above, we currently plan to increase our concentration of investment into loan related assets, including discounted loans when appropriate.

      The following table sets forth certain information relating to the payment status of loans in our discounted loan portfolio at June 30, 1999:

                                               Unpaid Principal
                                                    Balance       Carrying Value
                                               ----------------   --------------
                                                     (dollars in thousands)

          Current ............................       $ 1,204         $ 1,157
          Past due less than 31 days .........            --              --
          Past due 31 to 89 days .............            --              --
          Past due 90 days or greater..........        6,150             697
                                                     -------         -------
                                                     $ 7,354         $ 1,854
                                                     =======         =======

      We maintain an allowance for loan losses on discounted loans at a level that the Company considers adequate, based on the advice of WRSC, to provide for probable losses on discounted loans based upon an evaluation of known and inherent risks. No additional allowance for loan losses for discounted loans was provided for during the six months ended June 30, 1999.

      INVESTMENTS IN REAL ESTATE. Investments in real estate decreased approximately $6.7 million from December 31, 1998 to June 30, 1999 due primarily to the sale of an industrial business park located in Tigard, Oregon for proceeds of approximately $4.1 million. In addition, we recognized approximately $0.8 million of depreciation expense related to operating properties and recorded a $0.6 million provision for real estate losses during the six months ended June 30, 1999.

      In July 1999, we sold a commercial warehouse located in Salem, Oregon with a carrying value of $7.2 million for proceeds of approximately $7.4 million. We are currently in the process of marketing other commercial properties for sale during the quarter ending September 30, 1999 as we continue to reduce our level of investment in commercial real estate.

      INVESTMENT IN WFSG. Following the completion of WFSG's Restructuring Plan, we held 2,874,791 shares, or approximately 14.4%, of common stock of WFSG, which is accounted for on the cost basis, as available for sale.

      The investment in WFSG stock, of $12.3 million at June 30, 1999, is accounted for on the cost basis as available for sale and its fair value at June 30, 1999 was based on the Company's pro rata interest in WFSG's net worth as of June 30, 1999, which the Company believes is the best available current indication of the value of WFSG. WFSG's stock was not trading on June 30, 1999. In the future, the Company will estimate the fair value of its investment in WFSG stock based on the stock's market price. The closing price of WFSG's stock on July 31, 1999 was $1.25 per share.

      SHORT-TERM BORROWINGS. Short-term borrowings decreased by approximately $65.1 million during the six months ended June 30, 1999 due primarily to the repayment of borrowings related to a loan held for sale which was sold, and a loan which paid off. The balances of the outstanding borrowings related to these loans were approximately $33.3 million and $20.0 million, respectively. The remaining change is primarily attributable to the repayment of short-term borrowings from payments on our mortgage-backed securities.

      OTHER BORROWINGS.Other borrowings decreased approximately $4.7 million during the six months ended June 30, 1999 due primarily to the repayment of borrowings related to an industrial business park located in Tigard, Oregon which was sold during the reporting period.

      STOCKHOLDERS' EQUITY. Stockholders' equity increased by approximately $1.1 million during the six months ended June 30, 1999. This increase was primarily due to a $10.0 million decrease in unrealized holding losses on available for sale securities resulting from the recognition of other than temporary impairment in the value of our mortgage-backed securities portfolio in relation to amortized cost, partially offset by a loss on foreign currency translation of approximately $0.3 million and net loss of $8.7 million for the six months ended June 30, 1999.

FUNDS FROM OPERATIONS

      The Company considers funds from operations ("FFO") an appropriate supplementary measure of operating performance of a REIT. In general, FFO adjusts net income for non-cash charges such as depreciation, and certain amortization expenses and most non-recurring gains and losses. However, FFO does not represent cash provided by operating activities in accordance with generally accepted accounting principles ("GAAP") and should not be considered an alternative to net income as an indication of the results of our performance or to cash flow from operating, investing and financing activities as a measure of liquidity or the Company's ability to make distributions.

      We compute FFO in accordance with the definition recommended by National Association of Real Estate Investment Trusts ("NAREIT") as described in the NAREIT White Paper. Our FFO was $2.1 million, or $0.18 per share, for the three months ended June 30, 1999, compared with $3.2 million, or $0.29 per share, for the three months ended June 30, 1998. For the six months ended June 30, 1999, our FFO was $5.5 million, or $0.48 per share. The following tables provide the calculation of our FFO:

                                            For the Three   For the Three    For the Six
                                            Months Ended    Months Ended     Months Ended
                                            June 30, 1999   June 30, 1998    June 30, 1999
                                            -------------   -------------    -----------
                                              (dollars in thousands, except share data)
      Net (loss) income ...............       $(10,481)        $  3,042         $ (8,714)
      Real estate related depreciation             375              175              769
      Loss on sale of securities ......            929               --              929
      Gain on sale of real estate .....             --               --              (10)
      Market valuation losses and
        impairments (1) ...............         11,298               --           12,493
                                              --------         --------         --------
         FFO (2) ......................       $  2,121         $  3,217         $  5,467
                                              ========         ========         ========

         FFO per common share .........       $   0.18         $   0.29         $   0.48

      (1) The Company understands that NAREIT's intent in the creation of FFO was to produce a measure of operating performance that is recurring in nature. Accordingly, NAREIT believes that items classified by GAAP as extraordinary or unusual, along with significant non-recurring events that materially distort the comparative measurement of company performance over time, are not meant to be reductions or increases in FFO, and should be disregarded in its calculation. Accordingly, the market valuation losses and impairments have been excluded from the net loss in arriving at FFO.

      (2) NAREIT's definition of FFO does not adjust net income by provisions for loan losses. However, we provided $2.7 million of loan loss during the six months ended June 30, 1999 on our note receivable from WFSG, which we believe is non-recurring in nature. Including this additional adjustment for WFSG related loan loss provisions, FFO would have been $8.2 million for the six months ended June 30, 1999.

      FFO for the six months ended June 30, 1999 reflects the significant impact on the Company of the difficult financial conditions in the third and fourth quarters of 1998, which had a substantial impact on our liquidity position and resulted in significant losses for the period and continued to affect our operations in 1999. FFO may not actually represent the amount made available to shareholders in the form of dividends, since the Company is only required to distribute 95% of its taxable income to qualify as a REIT and that taxable income is calculated differently than FFO. The Company may not calculate FFO in the same manner as other real estate investment trusts and accordingly the Company's FFO may not be directly comparable to that of other real estate investment trusts.

LIQUIDITY AND CAPITAL RESOURCES

      Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund investments, engage in loan acquisition and lending activities, meet collateral calls and for other general business purposes. The primary sources of funds for liquidity during the six months ended June 30, 1999 consisted of net cash provided by investing activities, including the cash repayments related to our mortgage-backed securities portfolio, a loan receivable which paid off in January 1999, and a loan which was sold in April 1999.

      The adverse market conditions, which negatively impacted us during the third and fourth quarters of 1998, began to stabilize during the six months ended June 30, 1999, but remained somewhat uncertain. As of June 30, 1999, we had outstanding collateral calls as determined by one of our lenders, net of cash retained, of approximately $3.0 million, compared with collateral calls outstanding as of December 31, 1998 of $4.4 million. One of our lenders recently has advised us that we may be receiving an additional collateral call of approximately $3.5 to $4.5 million.

      Fluctuations in interest rates will continue to impact our net interest income to the extent our fixed rate assets are funded by variable rate debt or our variable rate assets reprice on a different schedule or in relation to a different index than its floating rate debt which in turn could impact potential returns to shareholders. See "Item 3--Quantitative and Qualitative Disclosures about Market Risk." Our short-term borrowings and the availability of further borrowings are substantially affected by, among other things, changes in interest rates, changes in market spreads whereby the market value of the collateral securing such borrowings may decline substantially, or decreases in credit quality of underlying assets. In the event of declines in market value or credit quality, we may be required to provide additional collateral for, or repay a portion of outstanding balances of, our short-term, floating-rate borrowing facilities. For additional information with respect to our monthly mark-to-market of our securities available for sale portfolio, see "Changes in Financial Condition - Securities Available for Sale."

      At June 30, 1999, we had total consolidated secured indebtedness of $216.3 million, as well as $2.8 million of other liabilities. This consolidated indebtedness consisted of (i) $119.3 million of repurchase agreements, (ii) lines of credit aggregating $41.2 million which are secured by loans and securities and (iii) $55.9 million outstanding of other borrowings maturing between 1999 and 2008 which are secured by real estate. The monthly interest expense on our total consolidated indebtedness averaged $1.6 million for the six months ended June 30, 1999.

      In general, we finance acquisitions of mortgage-backed securities through uncommitted thirty-day repurchase agreements with major Wall Street investment banks. Loans are financed through short-term warehouse facilities or intermediate term loans. Warehouse agreements are secured lending arrangements. If the value of the assets securing the loan declines as determined by the lender, the lender may request that the amount of the loan be reduced by cash payments from the borrower or additional collateral be provided by the borrower (generally know as "collateral calls"). Accordingly, in an environment where lenders consistently mark down the value of the underlying assets, a borrower can become subject to collateral calls, which can have a significant impact on liquidity. Similarly, if interest rates increase significantly, the borrowing cost under the short-term warehouse agreement may also increase while the interest rate on the assets securing the loan may not increase at the same time or to the same degree. Real property acquisitions are financed with intermediate or long-term mortgages with banks and other financial institutions.

      Repurchase agreements are secured lending arrangements which involve the borrower selling an asset to a lender at a fixed price with the borrower having an obligation to repurchase the asset within a specified period (generally 30 days) at a higher price reflecting the interest cost of the loan. As with warehouse agreements, if the lender marks the asset lower, the lender may request that the amount of the loan be reduced by cash payments from the borrower or additional collateral be provided by the borrower (generally known as "collateral calls"). Mortgage-backed securities which are subject to repurchase agreements, as well as loans which secure other indebtedness, periodically are revalued by the lender, and a decline in the value that is recognized by the lender (whether or not the lender recognizes the full fair value of the security) may result in the lender requiring us to provide additional collateral to secure the indebtedness. As of June 30, 1999, the Company had approximately $122.1 million of indebtedness under the terms of which the lender could request additional collateral if the value of the underlying collateral declined. Although the Company believes that the likelihood of significant declines in asset values has decreased since the fourth quarter of 1998, the Company is seeking to maintain a larger cash position and more unencumbered assets to deal with future potential collateral calls. In addition, the Company is seeking to refinance some of this short term indebtedness with longer term indebtedness which would not be subject to the same collateral calls.

      If we are unable to fund additional collateral requirements or to repay, renew or replace maturing indebtedness on terms reasonably satisfactory to us, we may be required to sell (on short notice) a portion of our assets, and could incur losses as a result. Furthermore, since from time to time there is extremely limited liquidity in the market for subordinate and residual interests in mortgage-related securities, there can be no assurance that we will be able to dispose of such securities promptly for fair value in such situations.

      One of our lenders has advised us that they wish to significantly curtail their lending activity to all borrowers for certain asset classes, specifically mortgage-backed securities and mezzanine loans. We are working with this lender to extend existing borrowing arrangements on a longer term basis or, alternatively, until such assets can be financed elsewhere or sold. While management believes that an amicable resolution is likely, there can be no assurance that the lender will continue to finance such assets or that such assets will be financed elsewhere. In such event, losses on the sale of such assets likely would occur. However, we are unable to determine whether such recognized losses would exceed amounts that are already reflected as "unrealized holding losses" in stockholders' equity.

      Based on our monthly interest and other expenses, monthly cash receipts and collateral calls through July 31, 1999, we believe that our existing sources of funds will be adequate for purposes of meeting our short-term liquidity needs. There can be no assurance that this will be the case, however. Material increases in interest expense from variable rate funding sources, collateral calls, or material decreases in monthly cash receipts, generally would negatively impact our liquidity. On the other hand, material decreases in interest expense from variable rate funding sources or in collateral calls generally would positively affect our liquidity.

OTHER - YEAR 2000 COMPLIANCE

      Many existing computer software programs and other technologically dependent systems use two digits to identify the year in date fields and, as such, could fail or create erroneous results by or at the Year 2000. We, WRSC and the companies that service our loan portfolio (our "Servicers") utilize a number of technologically dependent systems to operate, service mortgage loans and manage mortgage assets. WRSC, together with WCC Inc. (a subsidiary controlled by WFSG) and Wilshire Servicing Company U.K. Limited (a wholly-owned subsidiary of WFSG), who are our two Servicers, formed a committee to address year 2000 issues (the "Committee") that reports directly to WFSG's executive committee. The Committee is headed by WFSG's Chief Information Officer and includes representatives from across departments within WRSC and our Servicers as well as our management.

      The Committee established and completed a project plan with respect to Year 2000 readiness. In the first phase of the project, the Committee conducted an inventory of all systems for WRSC and our Servicers, classifying each as either "critical" or "non-critical". For systems deemed "critical", the Committee developed detailed test plans and created separate Year 2000 test environments. After the testing phase, in which Year 2000 issues were identified, phases of resolution, retesting, implementation and certification were completed.

      WRSC and our Servicers began testing of all critical systems in 1997 and completed all necessary testing of such systems, including both systems supplied by outside vendors and internally developed systems, by the end of February 1999. In each case, issues which were identified were resolved. Changes which resulted from testing were coded, retested and implemented and moved into production. Following these phases, each department's executive management certified that their staff had tested critical code and deemed it adequate. In addition, for all critical systems supplied by outside vendors, the Committee obtained a written certification from the vendor that the applicable package is "Year 2000 compliant".With respect to non-critical systems supplied by outside vendors, the Committee has consulted substantially all of the vendors' Internet sites and has obtained copies of Year 2000 compliance certifications from those sites. All phases of the Committee's Year 2000 readiness project were completed by the end of April 1999. As a result, WRSC's management believes that the Company is Year 2000 compliant in all material respects.

      In addition to the information technology systems ("IT systems"), various "environmental systems" ("non-IT systems") used for the Company's business, including the telephone, elevator and security systems, incorporate technology that could be impaired by the year 2000 date change. The Committee has received written certification that each significant non-IT system is Year 2000 compliant.

      Our operations are overseen by WRSC, and in accordance with the management agreement, all operating costs including costs related to the Year 2000 issue are covered in the management fee agreement. The financial impact of becoming Year 2000 compliant has not been and is not expected to be material to us or our results of operations. Aside from limited hardware costs, WRSC's parent company's primary expense related to Year 2000 compliance is allocation of existing staff. The Committee estimates the total cost related to Year 2000 compliance to be approximately $0.5 million, substantially all of which had been incurred by December 31, 1998.

      Our most likely worst case Year 2000 scenario would be one in which our Servicers are unable to perform necessary loan servicing activities. To the extent the loan servicing system is not Year 2000 compliant, the ability to service loans would be in jeopardy. This, in turn, would limit the collections of payments on mortgage loans, which would, further, hinder the Company's ability to meet its own debt service and other cash requirements. Although WRSC and the Company do not believe that it is reasonably likely that the Year 2000 date change will cause such a scenario to occur, the Committee has developed a contingency plan with procedures for manual loan servicing, for up to a week, should the loan servicing system cease to be operational. The loan servicing system was developed internally, and WRSC has advised us that it believes that, in the event of an unexpected Year 2000 issue, the source of the issue could be isolated, and the issue could be corrected, rapidly by WRSC's existing staff without significant cost. Accordingly, we do not believe that such a failure of the loan servicing system would result in any material loss of revenue or have any other material impact on the Company.

      Based on the results of Committee's Year 2000 readiness project, we are confident that WRSC and our Servicers are appropriately addressing the Year 2000 issues. Critical IT systems supplied by outside vendors have undergone testing not only by WRSC and our Servicers, but by other customers of the vendors as well. WCC's loan servicing system is an internally developed system and therefore, information technology personnel are very familiar with the system and believe their efforts will have favorable results.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices, and equity prices. The primary market risk to which the Company is exposed is interest rate risk, which is highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors beyond the control of the Company. Changes in the general level of interest rates can affect the Company's net interest income, which is the difference between the interest income earned on interest-earning assets and the interest expense incurred in connection with its interest-bearing liabilities, by affecting the spread between the Company's interest-earning assets and interest-bearing liabilities. Changes in the level of interest rates also can affect, among other things, the ability of the Company to acquire loans, the value of the Company's mortgage-backed securities and other interest-earning assets, and its ability to realize gains from the sale of such assets.

      It is the objective of the Company to attempt to control risks associated with interest rate movements. In general, WRSC's strategy for the Company is to limit the Company's exposure to earnings variations and variations in the value of assets and liabilities as interest rates change over time. The Company's asset and liability management strategy is formulated and monitored by WRSC regularly to review, among other things, the sensitivity of the Company's assets and liabilities to interest rate changes, the book and market values of assets and liabilities, unrealized gains and losses, including those attributable to hedging transactions, purchase and securitization activity, and maturities of investments and borrowings.

      The following table quantifies the potential changes in net interest income and net portfolio value, at June 30, 1999, should interest rates go up or down (shocked) by 100 to 400 basis points, assuming the yield curves of the rate shocks will be parallel to each other. Net portfolio value is calculated as the sum of the value of off-balance sheet instruments and the present value of cash in-flows generated from interest-earning assets net of cash out-flows in respect of interest-bearing liabilities. The cash flows associated with the loan portfolios and securities available for sale are calculated based on prepayment and default rates that vary by asset. Projected losses, as well as prepayments, are generated based upon the actual experience with the subject pool, as well as similar, more seasoned pools. To the extent available, loan characteristics such as loan-to-value ratio, interest rate, credit history and product types are used to produce the projected loss and prepayment assumptions that are included in the cash flow projections of the securities. Actual results could differ significantly from those estimated in the table.

                             Projected Percent Change In
--------------------------------------------------------------------------------
     Change in Interest Rates    Net Interest Income     Net Portfolio Value
     ------------------------    -------------------     -------------------
        -400 Basis Points               35.2%                   19.4%
        -300 Basis Points               26.4%                   14.7%
        -200 Basis Points               17.6%                    9.9%
        -100 Basis Points                8.8%                    5.0%
           0 Basis Points                0.0%                    0.0%
         100 Basis Points               -8.8%                   -5.0%
         200 Basis Points              -17.6%                   -9.9%
         300 Basis Points              -26.4%                  -14.7%
         400 Basis Points              -35.2%                  -19.6%

      Asset and liability management involves managing the timing and magnitude of the repricing of assets and liabilities. It is the objective of the Company to attempt to control risks associated with interest rate movements. In general, the Manager's strategy for the Company is to match asset and liability balances within maturity categories to limit the Company's exposure to earnings variations in the value of assets and liabilities as interest rates change over time.

      The Asset and Liability Committee is authorized to utilize a wide variety of off-balance sheet financial techniques to assist us in the management of interest rate risk. In hedging the interest rate and exchange rate exposure of a foreign currency denominated asset or liability, we may enter into hedge transactions to counter movements in the different currencies as well as interest rates in those currencies. No such techniques were in use as of June 30, 1999.

      Methods for evaluating interest rate risk include an analysis of the Company's interest rate sensitivity "gap", which is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities. A gap is considered negative when the amount of interest-rate sensitive liabilities exceeds interest-rate sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income, while a positive gap would tend to result in an increase in net interest income. During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to affect net interest income adversely. Since different types of assets and liabilities with the same or similar maturities may react differently to changes in overall market rates or conditions, changes in interest rates may affect net interest income positively or negatively even if an institution were perfectly matched in each maturity category.

      The following table sets forth the estimated maturity or repricing of the Company's interest-earning assets and interest-bearing liabilities at June 30, 1999.

                               As of June 30, 1999
                             (Dollars in thousands)

                                                                         One
                                              Within     4 to 12       Year to     More than
                                             3 Months     Months       3 Years      3 Years      TOTAL
---------------------------------------------------------------------------------------------------------
INTEREST SENSITIVE ASSETS (1):
Cash and cash equivalents ...............   $   9,223                                           $   9,223
Securities  available for sale (2) ......                   52,384                    68,150      120,534
Loans (3) ...............................      26,054           79          211        5,763       32,107
Notes receivable from WFSG ..............          --                                 10,763       10,763
                                            -------------------------------------------------------------
Total rate sensitive assets .............   $  35,277    $  52,463    $     211    $  84,676    $ 172,627
                                            =============================================================

INTEREST SENSITIVE LIABILITIES:
Reverse repurchase agreements ...........   $ 119,262                                           $ 119,262
Notes payable ...........................      23,062       18,130                                 41,192
Borrowing on real estate (4) ............          --        1,087           --       54,777       55,864
Dividends payable .......................       4,600                                               4,600
                                            -------------------------------------------------------------
Total rate sensitive liabilities ........   $ 146,924    $  19,217           --    $  54,777    $ 220,918
                                            =============================================================

Interest rate sensitivity gap(4) ........    (111,647)      33,246          211       29,899
Cumulative interest rate sensitivity gap     (111,647)     (78,401)     (78,190)     (48,291)
Cumulative  interest rate sensitivity gap
  as a percentage of total rate
  sensitive assets ......................         -65%         -45%         -45%         -28%

----------
(1) Real estate property holdings are not considered interest rate sensitive. At June 30, 1999 the Company had $78.3 million of real estate property holdings.
(2)   Includes treasury bills maturing in October 1999.
(3) Amortizing fixed rate loans are assumed to prepay at a Constant Prepayment Rate of 10%.
(4) Includes borrowings of $24.0 million related to mortgage-backed security assets sold in June 1999 but which settle in July 1999. Adjusting for the paydown of these borrowings upon settlement, cumulative interest rate sensitivity gap percentages for the periods presented would have been -51%, -32%, -31% and -14%, respectively.

      In hedging the interest rate and exchange rate exposure of a foreign currency denominated asset or liability, the Company may enter into hedge transactions to counter movements in the different currencies as well as interest rates in those currencies. These hedges may be in the form of currency and interest rate swaps, options, and forwards, or combinations thereof. No such instruments were in use as of June 30, 1999.

FORWARD-LOOKING STATEMENTS

CERTAIN STATEMENTS CONTAINED HEREIN AND CERTAIN STATEMENTS CONTAINED IN FUTURE FILINGS BY THE COMPANY WITH THE SEC MAY NOT BE BASED ON HISTORICAL FACTS AND ARE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. FORWARD- LOOKING STATEMENTS WHICH ARE BASED ON VARIOUS ASSUMPTIONS (SOME OF WHICH ARE BEYOND THE COMPANY'S CONTROL) MAY BE IDENTIFIED BY REFERENCE TO A FUTURE PERIOD OR PERIODS, OR BY THE USE OF FORWARD-LOOKING TERMINOLOGY, SUCH AS "MAY," "WILL," "BELIEVE," "EXPECT," "ANTICIPATE," "CONTINUE," OR SIMILAR TERMS OR VARIATIONS ON THOSE TERMS, OR THE NEGATIVE OF THOSE TERMS. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE SET FORTH IN FORWARD-LOOKING STATEMENTS DUE TO A VARIETY OF FACTORS, INCLUDING, BUT NOT LIMITED TO, THOSE RELATED TO THE ECONOMIC ENVIRONMENT, PARTICULARLY IN THE MARKET AREAS IN WHICH THE COMPANY OPERATES, COMPETITIVE PRODUCTS AND PRICING, FISCAL AND MONETARY POLICIES OF THE U.S. GOVERNMENT, CHANGES IN PREVAILING INTEREST RATES, ACQUISITIONS AND THE INTEGRATION OF ACQUIRED BUSINESSES, CREDIT RISK MANAGEMENT, ASSET/LIABILITY MANAGEMENT, YEAR 2000 COMPLIANCE ISSUES, THE FINANCIAL AND SECURITIES MARKETS AND UNLESS OTHERWISE REQUIRED BY LAW, THE AVAILABILITY OF AND COSTS ASSOCIATED WITH SOURCES OF LIQUIDITY. THE COMPANY DOES NOT UNDERTAKE, AND SPECIFICALLY DISCLAIMS ANY OBLIGATION, TO PUBLICLY RELEASE THE RESULTS OF ANY REVISIONS WHICH MAY BE MADE TO ANY FORWARD-LOOKING STATEMENTS TO REFLECT THE OCCURRENCE OF ANTICIPATED OR UNANTICIPATED EVENTS OR CIRCUMSTANCES AFTER THE DATE OF SUCH STATEMENTS.

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

Item 5. Other Information.

      Acquisition or Disposition of Assets

            On April 29, 1999, the Company sold a loan secured by commercial properties in the United Kingdom with a carrying value of approximately $47.9 million. Proceeds from the sale were substantially used to repay a facility with Merrill Lynch Mortgage Capital for which this loan served as collateral.

Item 6. Exhibits.

      (a)   Exhibits

            10.1  Amendment No. 1 to Management Agreement
            10.2  Loan Servicing Agreement
            10.3  Amended and Restated Loan Servicing Agreement with UK Servicer
            11    Statement re Computation of Per Share Earnings
            27    Financial Data Schedule

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

         Wilshire Real Estate Investment Trust Inc.

            By: /s/ Lawrence A. Mendelsohn
            -----------------------------------
            Lawrence A. Mendelsohn
            President


            By:  /s/ Chris Tassos
            -----------------------------------
            Chris Tassos
            Executive Vice President and Chief Financial Officer

Date: August 16, 1999