Form 10-K/A
period 1998-12-31
WILSHIRE REAL ESTATE INVESTMENT TRUST INC
filed 1999-08-20
CIK 1048566

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
(Mark one)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

    For the year ended December 31, 1998

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                           Commission File No. 0-23911

                   WILSHIRE REAL ESTATE INVESTMENT TRUST INC.
             (Exact name of registrant as specified in its charter)


              MARYLAND                          52-2081138
---------------------------------          -------------------
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

                       DOCUMENTS INCORPORATED BY REFERENCE
         None.


-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                   WILSHIRE REAL ESTATE INVESTMENT TRUST INC.

                                   FORM 10-K/A

                                      INDEX

-------------------------------------------------------------------------------


PART I

Item 1.     Business..............................................................................        1

Item 2.     Properties............................................................................       28

Item 3.     Legal Proceedings.....................................................................       28

Item 4.     Submission of Matters to a Vote of Security Holders...................................       28

PART II

Item 5.     Market for the Registrant's Common Equity and Related Stockholder Matter..............       28

Item 6.     Selected Financial Data and Operating Statistics......................................       29

Item 7.     Management Discussion And Analysis of Financial Condition And Results of Operations...       31

Item 7a.    Quantitative and Qualitative Disclosures about Market Risk............................       43

Item 8.     Financial Statements and Supplementary Data...........................................       47

Item 9.     Changes in And Disagreements With Accountants on Accounting and Financial Disclosure..       47

PART III

Item 10.    Directors and Executive Officers of the Registrant....................................       48

Item 11.    Executive Compensation................................................................       49

Item 12.    Security Ownership of Certain Beneficial Owners and Management........................       50

Item 13.    Certain Relationships And Related Transactions........................................       52

PART IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K......................       55


FORWARD-LOOKING STATEMENTS

CERTAIN STATEMENTS CONTAINED HEREIN AND CERTAIN STATEMENTS CONTAINED IN FUTURE FILINGS BY THE COMPANY WITH THE SEC MAY NOT BE BASED ON HISTORICAL FACTS AND ARE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. FORWARD- LOOKING STATEMENTS WHICH ARE BASED ON VARIOUS ASSUMPTIONS (SOME OF WHICH ARE BEYOND THE COMPANY'S CONTROL) MAY BE IDENTIFIED BY REFERENCE TO A FUTURE PERIOD OR PERIODS, OR BY THE USE OF FORWARD-LOOKING TERMINOLOGY, SUCH AS "MAY," "WILL," "BELIEVE," "EXPECT," "ANTICIPATE," "CONTINUE," OR SIMILAR TERMS OR VARIATIONS ON THOSE TERMS, OR THE NEGATIVE OF THOSE TERMS. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE SET FORTH IN FORWARD-LOOKING STATEMENTS DUE TO A VARIETY OF FACTORS, INCLUDING, BUT NOT LIMITED TO, THOSE RELATED TO THE ECONOMIC ENVIRONMENT, PARTICULARLY IN THE MARKET AREAS IN WHICH THE COMPANY OPERATES, COMPETITIVE PRODUCTS AND PRICING, FISCAL AND MONETARY POLICIES OF THE U.S. GOVERNMENT, CHANGES IN PREVAILING INTEREST RATES, ACQUISITIONS AND THE INTEGRATION OF ACQUIRED BUSINESSES, CREDIT RISK MANAGEMENT, ASSET/LIABILITY MANAGEMENT, YEAR 2000 COMPLIANCE ISSUES, THE FINANCIAL AND SECURITIES MARKETS AND THE AVAILABILITY OF AND COSTS ASSOCIATED WITH SOURCES OF LIQUIDITY. EXCEPT AS MAY BE REQUIRED BY LAW, THE COMPANY DOES NOT UNDERTAKE, AND SPECIFICALLY DISCLAIMS ANY OBLIGATION, TO PUBLICLY RELEASE THE RESULTS OF ANY REVISIONS WHICH MAY BE MADE TO ANY FORWARD-LOOKING STATEMENTS TO REFLECT THE OCCURRENCE OF ANTICIPATED OR UNANTICIPATED EVENTS OR CIRCUMSTANCES AFTER THE DATE OF SUCH STATEMENTS.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         Wilshire Real Estate Investment Trust Inc. ("WREIT" or the "Company") is a Nasdaq-listed company which invests primarily in the following types of assets:

          -    residential mortgage-backed securities,

          -    non-discounted and discounted mortgage loans,

          -    real estate, and

          -    other real estate related investments.

         We were incorporated on October 24, 1997. On April 6, 1998, we completed our initial public offering of common stock from which we received net cash proceeds of approximately $167 million.

         The Company originally was formed with a view to qualifying as a real estate investment trust ("REIT") under sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"). A REIT is generally not subject to federal income tax on that portion of its income it distributes to its shareholders if it distributes at least 95% of its REIT taxable income and meets certain other asset and income tests. Generally, any losses incurred by a REIT cannot be used by the corporation to offset income or transferred to shareholders. In light of the losses incurred by the Company in the third and fourth quarters of 1998 as more fully described below and elsewhere in this Form 10-K, the Company currently is considering alternatives to electing to qualify as a REIT in order to benefit from the net operating loss carry forwards resulting from such losses. Any such decision to elect not to be a REIT will be presented to shareholders for their approval.

         Wilshire Realty Services Corporation, a wholly owned subsidiary of Wilshire Financial Services Group Inc., manages our business, and we refer to it as "WRSC" or the "Manager". The Company does not have salaried employees and is currently externally managed by WRSC pursuant to a management agreement, for which the Company pays a management fee to WRSC. We refer to Wilshire Financial Services Group Inc. as "WFSG". WFSG is a diversified financial services company that is engaged primarily in the acquisition and servicing of non-discounted and discounted loans, as well as foreclosed real estate and wholesale banking. The Company held approximately $20 million principal amount of WFSG's 13% Series B Notes (which the Company carried on its books at $9.9 million as of December 31, 1998) and had an account receivable from WFSG of approximately $17.0 million (which the Company carried on its books at $12.4 million as of December 31, 1998). WFSG also experienced significant losses in the third and fourth quarters of 1998 and, on June 10, 1999, it completed a prepackaged plan of reorganization (the "Restructuring Plan") under the U.S. Bankruptcy Code pursuant to which the Company's interest in WFSG's 13% Series B Notes and the account receivable from WFSG were exchanged for shares of WFSG (having a book value of approximately $12.3 million as of June 30, 1999) and approximately $8.5 million of WFSG's 6% Convertible PIK Notes. As part of the Company's compromise and settlement of its claims against WFSG, the Company agreed to provide a debtor-in-possession financing facility to WFSG, pursuant to which the Company lent $5.0 million to WFSG. As part of its current business plan, the Company does not intend to loan further amounts to, or purchase assets of, WFSG or its affiliates, although WRSC is expected to continue to provide management services pursuant to the Management Agreement.

RECENT EVENTS

         From April 6 through September 1998, we invested the proceeds of our initial public offering and borrowed money against the assets we acquired, the proceeds of which were in turn invested in more assets. By the end of the third quarter, principally as a result of such borrowings, the Company's total assets were approximately $1 billion, and its total indebtedness was approximately $918 million, of which approximately $346 million was in the form of short term, repurchase agreements. Repurchase agreements are secured lending arrangements which involve the borrower selling an asset to a lender at a fixed price with the borrower having an obligation to repurchase the asset within a specified period (generally 30 days) at a higher price reflecting the interest cost of the loan. If the value of the underlying asset declines as determined by the lender, the lender may request that the amount of the loan be reduced by cash payments from the borrower or additional collateral be provided by the borrower (generally known as "collateral calls"). Accordingly, in an environment where lenders consistently mark down the value of the underlying assets, a borrower can become subject to significant collateral calls. In addition, by the end of the third quarter, the Company had borrowed money against substantially all of its assets and was beginning the process of raising new capital when the liquidity crisis developed.

         Beginning in August 1998, and more significantly during the fourth quarter of 1998, we were significantly and negatively impacted by various market factors. These factors, which are discussed further below, resulted in a dramatic reduction in market valuations for our mortgage-backed securities and mortgage loans, as well as a reduction in the availability of borrowings for those assets, thereby reducing the Company's liquidity. During this period the principal lenders on these assets - Wall Street investment banks - continually marked these assets downward to reflect their view of market prices, which resulted in collateral calls. Though all mortgage-backed securities declined in value during this period (including "AAA" rated FNMA and FHLMC mortgage-backed securities), mortgage-backed securities with lower ratings generally declined more than mortgage-backed securities with higher ratings. As of September 30, 1998, approximately 29% of the Company's assets consisted of mortgage-backed securities, of which 88% were below investment grade. In addition to mortgage-backed securities, the Company's commercial and residential mortgage loans also declined substantially in value. As of September 30, 1998, approximately 61% of the Company's assets consisted of commercial and residential mortgage loans.

         Turmoil in the Russian financial markets, following a prolonged period of uncertainty in Asian financial markets, caused investors to reassess their risk tolerance. This resulted in a dramatic movement of liquidity toward less risky assets (e.g., U.S. Treasury instruments) and away from higher risk assets, including most non-investment grade assets and commercial and other mortgage- and asset-backed securities. This movement toward higher quality investments dramatically reduced available liquidity to non-investment grade assets. In particular, the markets for mortgage-backed securities and pools of mortgage loans experienced significant declines as Wall Street investment banks marked these assets down - including illiquid and infrequently traded subordinate mortgage-backed securities - to their view of the market price and lenders became unwilling to lend against low-rated or un-rated mortgage-backed securities or lower credit quality pools of mortgage loans. Without available funding sources, many investors in mortgage-backed securities and pools of mortgage loans, including several well-known hedge funds, were forced to liquidate holdings at reduced prices. With greater sales pressure and supply outpacing demand, prices for mortgage-backed securities and pools of mortgage loans continued to be marked lower as more lenders made margin calls, demanding additional collateral for their loan positions. Many companies were rapidly depleting available cash reserves.

         On October 12, 1998, another well-known hedge fund which invested in lower credit quality mortgage-backed securities and pools of mortgage loans was liquidated through an auction process precipitated by collateral calls by its principal lender, a major Wall Street investment bank. This event triggered further collateral calls, forcing additional companies to sell assets to cover borrower collateral calls, and continuing the downward spiral in prices. On October 15, 1998 the Federal Reserve lowered interest rates, largely in response to this liquidity crisis.

         In August and September of 1998, the Company received collateral calls of $16.5 million, of which $7.3 million, $6.6 million, and $2.6 million were from affiliates of Credit Suisse First Boston Corporation, Salomon Smith Barney Inc and Bear Stearns & Co., Inc., respectively, which were generally paid in cash. In addition, in October 1998, the Company repaid borrowings of $147.4 million, of which $124.9 million, $14.7 million, and $7.8 million were from affiliates of Salomon Smith Barney Inc., Credit Suisse First Boston Corporation and Bear Stearns & Co., Inc., respectively, from the sale of mortgage-backed securities and loans. During the fourth quarter of 1998, we sold approximately $587.2 million of assets in response to the above conditions to meet collateral calls by lenders and to increase liquidity. The downward marks to market on assets and our need to sell assets to meet these collateral calls resulted in our disposing of assets for proceeds which resulted in a net loss of $56.4 million for the year ended December 31, 1998. During the fourth quarter, we sold, primarily as a result of collateral calls, mortgage loans and mortgage-backed securities with a carrying value of $525.2 million for proceeds of approximately $525.6 million. During the fourth quarter, we also sold a mezzanine loan (with a carrying value of approximately $61.6 million) secured by a partnership interest in commercial real estate for $61.6 million in proceeds. Had we not been forced to sell these assets, but rather been able to hold these assets until market conditions stabilized, the Company believes its losses would have been far less severe, if any. Following these asset sales and mark-to-market of certain of our assets to reflect current market prices, we had total assets and total liabilities at December 31, 1998, of approximately $381.1 million and $308.7 million, respectively, and shareholders' equity of $72.4 million.

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

BUSINESS STRATEGY

         Our main objectives are to realize current returns and capital gains. The key elements of our strategy are:

         FOCUS ON SPECIFIC RETURN OBJECTIVES BY ASSET CLASS

                  RESIDENTIAL MORTGAGE-BACKED SECURITIES. Our investment emphasis is on subordinate mortgage-backed securities that provide consistent, recurring current income and that we believe may appreciate in value due to the prepayment and default experience of the underlying collateral.

                  NON-DISCOUNTED LOANS. Our investment emphasis with respect to non-discounted loans is on current income.

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

                  REAL ESTATE. Our investment emphasis with respect to real estate is on investment properties that provide consistent, recurring current income and which may appreciate in value.

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

THE MANAGER

         We do not have any employees. WRSC manages our investment affairs and advises us pursuant to a management agreement. Currently, our ability to meet our objectives is largely dependent on the Manager's and WFSG's core competencies in sourcing and identifying investment opportunities, appropriately pricing the risks inherent in those investments, financing those investments on an economically efficient basis, and effectively monitoring our investments and the servicing of those investments to maximize our returns. As discussed elsewhere, WRSC and its parent, WFSG, have been adversely impacted by recent conditions in the global financial marketplace. In the event WRSC is unable to perform the duties of manager, we will review available options, which includes potentially becoming internally managed. Nonetheless it is unlikely that the Company will become internally managed or retain a significant amount of employees while it remains obligated to pay a management fee to WRSC.

         DUTIES

         Subject to our Board of Directors' supervision, the Manager

         -        formulates our operating strategies,
         - arranges our acquisitions and sales of assets, including sourcing, identifying and valuing investment opportunities,
         -        monitors the performance of our assets,
         - advises our Board of Directors with respect to our borrowings and leverage,
         - arranges our financing transactions, including repurchase agreements, secured term loans, warehouse lines of credit, mortgage loans and the issuance of debt securities and mortgage-backed securities,
         -        engages in hedging activities on our behalf, and
         - provides certain administrative and managerial services in connection with our operations.

         COMPENSATION

         For performing these services, we pay the Manager a base management fee and an incentive fee. We also reimburse the Manager for certain reasonable out-of-pocket expenses. The Manager's annual management fee equals:

         -       1% on the first $1.0 billion of the average invested assets,
         - 0.75% on the next $500.0 million of the average invested assets and
         -       0.50% on the average invested assets above $1.5 billion.

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

         Based on the following assumptions:

         -       Funds from operations of $0.50 per share during the quarter;
         -       10-year U.S. Treasury of 5.5%;
         -       Weighted average shares outstanding is 11.5 million; and
         -       Weighted average issue price is $16.00.

         The quarterly incentive fee would be calculated as follows:
                 =        25% * [$0.50 - ($16 *(5.5%+5.0%) divided by 4)]
                          * [11.5 million]
                 =        25% * [$0.50 - ($.42)] * [11.5 million]
                 =        25% * [$0.08] * [11.5 million]
                          $230,000

         In 1998, no incentive fee was paid to the manager.

WFSG

         WFSG is a diversified financial services company that is engaged primarily in the acquisition and servicing of non-discounted and discounted loans, as well as foreclosed real estate in the United States and foreign countries, currently France and the United Kingdom. WFSG also originates residential mortgage loans through correspondents, and services loans for third parties. WFSG, through its subsidiaries, provides the manager with substantially all of the managerial and administrative services required in connection with our operations.

         Beginning in August 1998, and continuing through the fourth quarter of 1998, WFSG was negatively impacted by conditions in the global financial marketplace (see "Recent Events" above) in a manner similar to that experienced by the Company. For the year ended December 31, 1998, WFSG realized a significant loss. In response to these events, WFSG entered negotiations with an unofficial committee of holders of its 13% Notes and 13% Series B Notes (collectively the "Notes") to convert this debt to equity. WFSG reached an agreement with the committee and submitted the resulting restructuring plan to a vote of noteholders. The restructuring plan was overwhelmingly ratified by the noteholders on March 1, 1999. The restructuring is being effected through a voluntary prepackaged Chapter 11 bankruptcy filing which was made by WFSG in the U.S. Bankruptcy Court for the District of Delaware on March 3, 1999. The confirmation hearing to approve such prepackaged bankruptcy reorganization was held on April 12, 1999. WFSG's bankruptcy reorganization was consummated on June 10, 1999.

         Through our independent directors, we were a party to the WFSG restructuring negotiations since we had an $17.0 million unsecured receivable from WFSG, bearing interest at 13%. Through our independent directors, we negotiated a settlement with WFSG and the unofficial committee of Noteholders pursuant to which we will receive $17.0 million principal amount of 6.0% PIK Notes due 2006 (the "New Notes"), contingent on the Company supplying debtor-in-possession ("DIP") financing to WFSG not to exceed $10.0 million. To the extent we do not fund or fund only a portion of the DIP facility, a proportionate amount of our claim will be treated pari passu with WFSG's Notes and converted to equity and the amount of the New Notes will be proportionately reduced. We also owed approximately $11.8 million in unsecured borrowings to Wilshire Credit Corporation ("WCC"), which services our assets and was owned by Andrew A. Wiederhorn and Lawrence A. Mendelsohn, the CEO and President of our Company. We agreed to pay WCC $15.0 million to satisfy the outstanding borrowings with the excess $3.2 million to be retained by WCC as prepayment of future servicing fees as part of the overall restructuring. However, this figure is disputed by the noteholders of WFSG, which claim that the amount owed to WCC was approximately $900,000 higher thereby reducing the amount of the prepayment credit to $2.3 million. The Company believes that the $3.2 million figure is correct and that this matter will be resolved in the Company's favor based on preliminary conversations with WFSG.

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

         On December 31, 1998, WFSG owned approximately 8.6% of our outstanding common stock and had options to acquire up to an additional 9.9% of our common stock at $16 per share. We owned approximately $20.0 million principal amount of WFSG's 13% Series B Notes due 2004, which were carried at a book value of approximately $9.9 million on December 31, 1998. The December 31, 1998 carrying value is based on the pro-rata apportionment of the projected equity of the newly issued WFSG stock for which the Notes will be exchanged. Our independent directors have engaged a financial advisor, Bear Stearns & Co., Inc., in order to evaluate whether to retain, enhance, or dispose of our ownership interest in the restructured WFSG.

SERVICING ARRANGEMENTS

         We have entered into loan servicing agreements with Wilshire Credit Corporation, an affiliate of WFSG, and Wilshire Servicing Company U.K. Limited, a wholly-owned subsidiary of WFSG. We refer to Wilshire Credit Corporation as "WCC" and Wilshire Servicing Company U.K. Limited as the "European Servicer" and to these two entities collectively as the "Servicers". Under these servicing agreements, WCC and the European Servicer provide loan and real property management services to us, including billing, portfolio administration and collection services. In return, we have agreed to pay each of the Servicers a fee at market rates for servicing our investments and to reimburse them for certain out-of-pocket costs. We have prepaid $3.2 million of future servicing fee expense as part of the WFSG and WCC restructuring, although the noteholders of WFSG dispute this amount, suggesting that it is $2.3 million.

         WCC was formed in 1987 to engage in the loan and lease servicing business. On December 31, 1998, WCC was servicing approximately $3.0 billion of assets. WCC was adversely affected by the decrease in assets owned by its customers as a result of the market volatility in the fourth quarter of 1998 and sought to restructure its indebtedness. This process was undertaken in connection with the WFSG restructuring pursuant to which WCC's servicing operation would be transferred to a company controlled by WFSG. WCC successfully completed its restructuring on June 10, 1999.

CONFLICTS OF INTEREST

         Conflicts of interest arise from our relationship with WFSG and its affiliates, including the Manager and the Servicers. In order to mitigate these conflicts of interest, our Articles of Incorporation provide that a majority of our Board of Directors must not be affiliated with WFSG. In addition, WFSG and its subsidiaries have agreed to not invest in:

                 - Subordinate mortgage-backed securities (except for those issued by WFSG),
                 -      International discounted loans,
                 -      U.S. discounted commercial loans,
                 - Non-discounted loans secured by real estate located outside the United States,
                 -      Real estate located outside the United States, and
                 - Commercial and multi-family real properties located in the United States,

unless a majority of our independent directors determines that we should not invest in a particular asset or group of assets that falls into one of the preceding categories. However, our right of first refusal with respect to these investments does not cover U.S. non-discounted loans, including mezzanine investments, senior mortgage-backed securities or mortgage-backed securities financing. The majority of our independent directors must approve of our purchase of any assets from WFSG or its affiliates.

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

         We have set forth below information regarding our principal categories of investment on April 6, 1998 (the initial investments) and on December 31, 1998.


                                                           April 6, 1998(1)         December 31, 1998
                                                      -------------------------- ------------------------
                                                        Carrying                    Carrying
                                                          Value           %           Value         %
                                                       ------------  ----------- ------------  ----------
                                                                     (Dollars in Thousands)


Mortgage-Backed Securities (2)........................     $ 95,015           56.9%    $148,805         39.0%
Discounted Loans (3)
     U.S. Commercial..................................       14,196            8.5        1,794          0.5
     International....................................        3,349            2.0          704          0.2
                                                           ---------         ------    ---------       ------
        Total Discounted Loans........................       17,545           10.5        2,498          0.7
Non-Discounted Loans:(3)
     U.S. Commercial (6)..............................        3,084            1.8       69,124         18.1
     International....................................          --             --        44,006         11.6
                                                           ---------         ------    ---------       ------
        Total Non-Discounted Loans....................        3,084            1.8      113,130         29.7
Investment Properties (4)
     U.S. Commercial..................................       13,978            8.4       61,566         16.1
     International....................................          --             --        23,439          6.2
                                                           ---------         ------    ---------       ------
        Total Investment Properties...................       13,978            8.4       85,005         22.3
Other Investments (5).................................           --            --         9,933          2.6
Cash and Cash Equivalents.............................       37,359           22.4        4,782          1.3
Other Assets (7)......................................          --             --        16,964          4.4
                                                           ---------         ------    ---------       ------
     Total Assets.....................................     $166,981          100.0%    $381,117        100.0%


----------------
(1) We rescinded our purchase of approximately $9.6 million of loans and real estate at the time of our initial public offering after we determined that such investments were subject to sale agreements with third parties.
(2) More than 90% of our mortgage-backed securities are secured by residential mortgage loans.
(3) More than 90% of our discounted and non-discounted loans are secured by commercial or multi-family properties or have been extended to real estate holding companies which own commercial or multi-family properties.
(4) More than 90% of our investment properties are commercial or multi-family properties and also include real estate owned and is net of development costs and escrow deposits.
(5) Other investments consist of approximately $20.0 million principal amount of WFSG's 13% Series B Notes due 2004, which were carried at a book value of approximately $9.9 million as of December 31, 1998.
(6) Subsequent to December 31, 1998, one loan with a carrying value of $38.6 million as of December 31, 1998 was paid off.
(7) Other assets consisted primarily of $12.5 million of due from affiliates (an $18.4 million receivable net of a $5.9 million market valuation loss and impairment -See Note 12 of the Consolidated Financial Statements), $1.9 million of accrued interest receivable and $2.6 million miscellaneous other assets.

The following sections provide additional detail of specific investments as of December 31, 1998 and related discussion of strategic investment goals.

MORTGAGE-BACKED SECURITIES

         Mortgage-backed securities are interests in pools of mortgages that have been securitized and are usually issued in multiple classes ranging in credit seniority. We focus on the subordinate classes, which we believe offer higher risk-adjusted returns. We seek to invest in subordinated mortgage-backed securities that provide consistent, recurring current income and that we believe may appreciate in value due to the prepayment and default experience of the underlying collateral. On December 31, 1998, more than 90% of our mortgage-backed securities were backed by pools of residential mortgage loans and were subordinate in right of payment to more senior interests in those pools and consisted of 91 classes of mortgage-backed securities representing interests in 44 securitizations from 21 different issuers.

         On April 6, 1998, we acquired approximately $95.0 million mortgage-backed securities in connection with our initial public offering and the remainder were acquired from time to time during the remainder of 1998. Our mortgage-backed securities consist primarily of private-label securities backed by loans that were originated and are being serviced by unaffiliated non-governmental third parties ("Private-Label Securities") and, to a lesser degree, securities backed by loans that were previously held in the portfolio of WFSG or its affiliates and for which WFSG or one of its affiliates is continuing to act as servicer ("Retained Securities"). In addition, as of December 31, 1998, approximately $4.9 million, by book value, of our mortgage-backed securities (or less than 3% of our mortgage-backed securities) consisted of interest only securities. As of December 31, 1998, the Company did not own any principal-only securities.

         More than 75% of our portfolio of mortgage-backed securities consisted of subordinated mortgage-backed securities ("Subordinated Mortgage-Backed Securities"), which are the non-investment grade classes of mortgage-backed securities that provide credit enhancement to more senior classes of such securities by having a lower payment priority in the cash flow from the underlying mortgage loans and absorbing any losses on the underlying mortgage loans prior to the senior classes. On "senior/subordinate" transactions, each subordinate class has a principal face amount equal to the subordination level required for the classes, if any, which are senior to the respective subordinate class and the subordination level required at the respective rating (I.E., BBB, BB, B, UR).

         At December 31, 1998, we valued our securities available for sale portfolio and gross unrealized gains and losses thereon as follows:


                                                                       Gross           Gross
                                                  Amortized          Unrealized      Unrealized
                                                   Cost(1)            Gains(a)        Losses(1)      Fair Value
                                                  ---------          ----------      ----------      ----------
                                                                        (Dollars in Thousands)

Mortgage-Backed Securities..................     $  179,243         $       98       $   30,536      $  148,805
Other securities(2).........................          9,933                 --               --           9,933
                                                 ----------         ----------       ----------      ----------
                                                 $  189,176         $       98       $   30,536      $  158,738
                                                 ----------         ----------       ----------      ----------
                                                 ----------         ----------       ----------      ----------

------------------------
(1) The amortized cost of the investment securities are net of the market valuation losses and impairments discussed in "Results of Operations". The unrealized gains and losses represent market value declines that, unlike "market value loss and impairment," the Company believes are temporary. At this time, the Company's expectations for the performance of the underlying loans in these securities has not changed, and even if market values of these securities do not improve, we expect to recapture our investment as the underlying collateral and securities pay down.
(2) These securities consist primarily of certain publicly issued debt securities of WFSG. Pursuant to the proposed debt restructuring of WFSG, these securities would be converted into equity in WFSG. The valuation of these securities is based on our ratable post-conversion share of the projected restructured equity of WFSG.

         The following table presents our mortgage-backed securities portfolio, by rating category, as of December 31, 1998.

                      RATINGS OF MORTGAGE-BACKED SECURITIES


                                                                                       Net Book
Rating Category (1)                                                                     Value
-------------------                                                                   ---------
AAA/Aaa1 to A-/A3...............................................................     $   2,580
BBB+/Baa1 to BBB-/Baa3..........................................................        24,688
BB+/Ba1 to BB-/Ba3..............................................................        49,620
B+/B1 to B-/B3..................................................................        15,362
CCC+/Caa1 to CCC-/Caa3..........................................................             4
Unrated.........................................................................        56,551
                                                                                     ---------
     Total......................................................................     $ 148,805
                                                                                     ----------
                                                                                     ----------

--------------------
(1) Based on the most recent rating by one or more of the principal independent rating agencies which rate mortgage-backed securities:
         Standard & Poor's Corporation, Moody's Investors Service, Duff & Phelps or Fitch Investor Services, Inc.

         The two following tables set forth information, as of June 30, 1999, regarding our mortgage-backed securities.

                           MORTGAGE-BACKED SECURITIES
                              (AS OF JUNE 30, 1999)




                                        Investment/
                                          Non-                                        Percentage of
                                        Investment                  Collateral        Pool paid down
Issue Name          Class     Rating(1)  Grade(2)  Issue Date          Type           since Issuance
----------          -----     --------  ---------  ----------       ----------        --------------

PRIVATE LABEL
SECURITIES
-------------
BAMS 98-1            B4         B          N        5/25/98         RESIDENTIAL            14.002%
BAMS 98-1            B5         NR         N        5/25/98         RESIDENTIAL            14.002%
BAMS 98-2            1B5        NR         N        6/25/98         RESIDENTIAL            23.840%
BAMS 98-2            2B5        NR         N        6/25/98         RESIDENTIAL            23.840%
BSMSI 96-6           B3         BBB        I        1/25/97         RESIDENTIAL            40.127%
BSMSI 96-6           B4         BB         N        1/25/97         RESIDENTIAL            40.127%
BSMSI 97-7           4B5        B          N        1/25/98         RESIDENTIAL            39.812%
BSMSI 97-7           4B6        NR         N        1/25/98         RESIDENTIAL            39.812%
BSMSI 97-7           5B5        B          N        1/25/98         RESIDENTIAL            39.812%
BSMSI 97-7           5B6        NR         N        1/25/98         RESIDENTIAL            39.812%
BSMSI 98-5           B5         B          N        5/25/98         RESIDENTIAL            46.626%
BSMSI 98-5           B6         NR         N        5/25/98         RESIDENTIAL            46.626%
CHASE 94-H           B5         B          N        6/25/94         RESIDENTIAL            48.404%
CMC 98-1             2B5        B          N        4/25/98         RESIDENTIAL            24.166%
CMC 98-1             2B6        NR         N        4/25/98         RESIDENTIAL            24.166%
CMC 98-1             3B5        B          N        4/25/98         RESIDENTIAL            24.166%
CMC 98-1             3B6        NR         N        4/25/98         RESIDENTIAL            24.166%
CMC 98-1             B5         B          N        4/25/98         RESIDENTIAL            24.166%
CMC 98-1             B6         NR         N        4/25/98         RESIDENTIAL            24.166%
CMSI 98-4            B5         NR         N        7/25/98         RESIDENTIAL            20.898%
CMSI 98-6            B5         NR         N        8/25/98         RESIDENTIAL            20.324%
CWMBS 97-8           B5         NR         N        12/25/97        RESIDENTIAL            46.644%
CWMBS 98-10          B5         NR         N        6/25/98         RESIDENTIAL            23.446%
CWMBS 98-11          B5         NR         N        7/25/98         RESIDENTIAL            20.780%
CWMBS 98-            B5         NR         N        7/25/98         RESIDENTIAL            12.784%
   12/ALT98-4
CWMBS 98-14          B5         NR         N        8/25/98         RESIDENTIAL            16.223%
DLJ 92-Q8            A3         BBB        I        11/25/92        RESIDENTIAL            84.158%
DLJMA 93-QE1         B1         CA         N        12/25/93        RESIDENTIAL            88.328%
GECMS 98-11.1        B5         NR         N        7/25/98         RESIDENTIAL            16.194%
GECMS 98-11.2        B5         NR         N        7/25/98         RESIDENTIAL            16.194%
GECMS 98-11.3        B5         NR         N        7/25/98         RESIDENTIAL            16.194%
GECMS 98-5           B5         NR         N        4/25/98         RESIDENTIAL            31.128%
GECMS 98-8           1B5        NR         N        5/25/98         RESIDENTIAL            21.995%
GECMS 98-8A          2B5        NR         N        5/25/98         RESIDENTIAL            21.995%
GECMS 98-9           B5         NR         N        6/25/98         RESIDENTIAL            18.121%
GN 1997-16           C          AAA        I        11/20/97        RESIDENTIAL            72.424%
MELLON 98-2          B6         NR         N        6/25/98         RESIDENTIAL            30.274%



                              Aggregate Class Balance                 Company Investments
                  ---------------------------------------------    -------------------------
                                                      Percentage
                                                     paid down     Percentage
                     Initial                           since           of                             Company's
                  Class-Balance     June 30, 1999    Ownership        Class          Amount           Basis(3)
                  -------------     -------------    -----------   ----------        ------           ---------

BAMS 98-1         $  515,029        $    500,504        2.820        100.000%   $    500,504        $    392,080
BAMS 98-1            686,706             667,339        2.820        100.000%        667,339             239,014
BAMS 98-2            495,151             489,827        1.075        100.000%        489,827             152,661
BAMS 98-2            205,711             196,959        4.254        100.000%        196,959              83,266
BSMSI 96-6         5,427,000           5,186,059        4.439         50.000%      2,593,029           2,599,913
BSMSI 96-6         4,824,000           4,609,829        4.439         69.467%      3,202,298           2,541,671
BSMSI 97-7           108,493             101,931        6.048        100.000%        101,931              90,491
BSMSI 97-7            86,795              81,545        6.048        100.000%         81,545              27,758
BSMSI 97-7           143,515             141,149        1.648        100.000%        141,149             119,189
BSMSI 97-7           107,637             105,862        1.648        100.000%        105,862              37,260
BSMSI 98-5           139,900             127,707        8.715        100.000%        127,707             117,777
BSMSI 98-5           140,000             127,798        8.715        100.000%        127,798              39,773
CHASE 94-H           250,000             231,417        7.433        100.000%        231,417             192,196
CMC 98-1             132,500             125,785        5.067        100.000%        125,785             106,898
CMC 98-1             132,506             125,791        5.067        100.000%        125,791              42,633
CMC 98-1             134,300             132,176        1.581        100.000%        132,176             110,530
CMC 98-1             134,386             132,260        1.581        100.000%        132,260              46,138
CMC 98-1             831,844             821,518        1.241        100.000%        821,518             581,261
CMC 98-1           1,039,805           1,026,899        1.241        100.000%      1,026,899             301,654
CMSI 98-4            761,918             754,329        0.995        100.000%        754,329             260,200
CMSI 98-6            910,697             902,503        0.899        100.000%        902,503             284,114
CWMBS 97-8         1,050,885           1,035,155        1.496        100.000%      1,035,155             350,701
CWMBS 98-10        1,126,037           1,114,318        1.040        100.000%      1,114,318             360,742
CWMBS 98-11        1,005,059             995,775        0.923        100.000%        995,775             309,745
CWMBS 98-          1,524,293           1,510,222        0.923        100.000%      1,510,222             416,697
   12/ALT98-4
CWMBS 98-14          450,649             434,259        3.637        100.000%        434,259             146,615
DLJ 92-Q8         19,984,211           5,351,272       73.222         95.000%      5,083,708           2,674,637
DLJMA 93-QE1       3,937,447           1,213,856       69.171        100.000%      1,213,856             188,135
GECMS 98-11.1      1,553,574           1,538,476        0.971        100.000%      1,538,476             459,211
GECMS 98-11.2        747,933             740,692        0.968        100.000%        740,692             206,223
GECMS 98-11.3        174,570             167,639        3.970        100.000%        167,639              66,870
GECMS 98-5         1,331,723           1,313,245        1.387        100.000%      1,313,245             399,677
GECMS 98-8         1,502,644           1,485,548        1.137        100.000%      1,485,548             455,517
GECMS 98-8A          614,867             608,036        1.111        100.000%        608,036             183,230
GECMS 98-9         2,255,131           2,230,933        1.073        100.000%      2,230,933             686,756
GN 1997-16       225,000,000          80,824,275       64.078        100.000%     80,824,275           1,302,162
MELLON 98-2        1,573,224           1,552,017        1.348        100.000%      1,552,017             444,554


                                        Investment/
                                          Non-                                        Percentage of
                                        Investment                  Collateral        Pool paid down
Issue Name          Class     Rating(1)  Grade(2)  Issue Date          Type           since Issuance
----------          -----     --------  ---------  ----------       ----------        --------------


NASCOR 98-12          B6         NR         N        6/25/98         RESIDENTIAL          15.7756%
NASCOR 98-14          B6         NR         N        6/25/98         RESIDENTIAL          18.7084%
NASCOR 98-17          B6         NR         N        8/25/98         RESIDENTIAL          13.7726%
NASCOR 98-21          B5         NR         N        8/25/98         RESIDENTIAL          13.2857%
NASCOR 98-4A          1B5        NR         N        2/25/98         RESIDENTIAL          34.7756%
NASCOR 98-4B          2B5        NR         N        2/25/98         RESIDENTIAL          34.7756%
NASCOR 98-5           B5         NR         N        3/25/98         RESIDENTIAL          28.8364%
NISTAR 98-1           B5         NR         N        6/25/98         RESIDENTIAL          25.8446%
OCWEN 98R1            B3         BBB        I        4/25/98         RESIDENTIAL          42.1864%
RFMSI 98-S12          B3         NR         N        6/25/98         RESIDENTIAL          20.8910%
RFMSI 98-S13          B3         NR         N        7/25/98         RESIDENTIAL          19.0584%
RFMSI 98-S3           B3         NR         N        3/25/98         RESIDENTIAL          30.0913%
RFMSI 98-S7           B3         NR         N        4/25/98         RESIDENTIAL          22.3986%
SASI 94-4             M2         BBB        I        4/25/94         RESIDENTIAL          52.8875%

RETAINED
SECURITIES
-----------
CITYSCAPE 97-A        R          NR         N        3/25/97         RESIDENTIAL          53.3700%
CITYSCAPE 97-B        R1         NR         N        4/25/97         RESIDENTIAL          52.2293%
CITYSCAPE 97-C        R1         NR         N        7/25/97         RESIDENTIAL          52.0276%
CITYSCAPE 97-C        R2         NR         N        7/25/97         RESIDENTIAL          52.0276%
WFC 96-3(4)           AIO        AAA        I        1/25/97         RESIDENTIAL          46.7968%
WFC 96-3(4)           B1         BB         N        1/25/97         RESIDENTIAL          46.7968%
WFC 96-3(4)           B2         B          N        1/25/97         RESIDENTIAL          46.7968%
WFC 96-3(4)           B3         NR         N        1/25/97         RESIDENTIAL          46.7968%
WFC 96-3(4)           FIO        AAA        I        1/25/97         RESIDENTIAL          46.7968%
WFC 97-1              B1         BB         N        10/25/97        RESIDENTIAL          41.1842%
WFC 97-1              B2         B          N        10/25/97        RESIDENTIAL          41.1842%
WFC 97-1              B3         NR         N        10/25/97        RESIDENTIAL          41.1842%
WFC 98-2              B1         BB         N        7/25/98         RESIDENTIAL          16.7142%
WFC 98-2              B2         B          N        7/25/98         RESIDENTIAL          16.7142%
WFC 98-2              XS         AAA        I        7/25/98         RESIDENTIAL          16.7142%
WIFC 98-3             C          NR         N        10/5/98         RESIDENTIAL          32.1232%
WIFC 98-3             B1         BB         N        10/5/98         RESIDENTIAL          32.1232%
WILSHIRE
  CONSUMER
  95A/B(4)            B         NR          N        3/25/95         CONSUMER             64.3495%
WILSHIRE                                                             MANUFACTURED
  MORTGAGE 95A        B         NR          N        7/25/95          HOUSING             71.2831%
WILSHIRE
  MORTGAGE
  95-MA1(4)          ADJ        NR          N        8/25/95        HOME EQUITY           66.6513%
WILSHIRE
  MORTGAGE
  95-MF1(4)          FIX        NR          N        8/25/95        HOME EQUITY           66.6513%

TOTAL................................................................................................





                              Aggregate Class Balance                 Company Investments
                  ----------------------------------------------   -------------------------
                                                      Percentage
                                                     paid down     Percentage
                     Initial                           since           of                              Company's
                  Class-Balance     June 30, 1999    Ownership        Class          Amount             Basis(3)
                  -------------     -------------    -----------   ----------       --------           ---------

NASCOR 98-12          2,001,786         1,980,833        1.0467%      100.000%      1,980,833            620,848
NASCOR 98-14            501,186           479,299        4.3670%      100.000%        479,299            210,802
NASCOR 98-17          1,627,003         1,612,650        0.8822%      100.000%      1,612,650            537,023
NASCOR 98-21            625,638           620,165        0.8747%      100.000%        620,165            192,907
NASCOR 98-4A            560,474           552,752        1.3777%      100.000%        552,752            160,180
NASCOR 98-4B            824,299           813,452        1.3159%      100.000%        813,452            246,948
NASCOR 98-5             750,451           741,047        1.2530%      100.000%        741,047            217,731
NISTAR 98-1             949,799           936,140        1.4381%      100.000%        936,140            278,396
OCWEN 98R1           19,789,401        19,391,139        2.0125%      100.000%     19,391,139         17,451,210
RFMSI 98-S12          2,997,804         2,804,745        6.4400%      100.000%      2,804,745            904,771
RFMSI 98-S13          3,649,250         3,614,235        0.9595%      100.000%      3,614,235          1,127,027
RFMSI 98-S3           3,322,188         3,276,216        1.3838%      100.000%      3,276,216            980,346
RFMSI 98-S7             383,458           364,293        4.9980%      100.000%        364,293            143,183
SASI 94-4            30,900,000        30,308,976        1.9127%       24.272%      7,356,548          2,872,516

RETAINED
SECURITIES
-----------
CITYSCAPE 97-A       79,606,424        38,466,222       51.6795%      100.000%     38,466,222          5,059,569
CITYSCAPE 97-B      197,547,812        97,918,326       50.4331%      100.000%     97,918,326          5,537,584
CITYSCAPE 97-C      102,450,075        59,559,249       41.8651%      100.000%     59,559,249          3,843,052
CITYSCAPE 97-C       97,549,924        40,361,866       58.6244%      100.000%     40,361,866          4,857,975
WFC 96-3(4)         166,577,385        88,727,777       46.7348%      100.000%     88,727,777(6)         421,219
WFC 96-3(4)           6,261,438         5,919,063        5.4680%      100.000%      5,919,063          5,608,266
WFC 96-3(4)           4,870,004         4,603,712        5.4680%      100.000%      4,603,712          3,407,840
WFC 96-3(4)          12,522,867        10,671,712       14.7822%      100.000%     10,671,712          4,208,063
WFC 96-3(4)          48,211,248         1,427,439       97.0392%      100.000%      1,427,439(6)            --
WFC 97-1              9,908,014         9,393,957        5.1883%      100.000%      9,393,957          9,053,688
WFC 97-1              1,834,817         1,739,621        5.1883%      100.000%      1,739,621          1,239,364
WFC 97-1              4,403,561         4,089,547        7.1309%      100.000%      4,089,547          1,453,346
WFC 98-2             20,099,697        19,835,205        1.3159%      100.000%     19,835,205         18,284,494
WFC 98-2              3,215,951         3,173,632        1.3159%      100.000%      3,173,632          2,527,949
WFC 98-2            119,794,194        95,450,218       20.3215%      100.000%     95,450,218          1,375,377
WIFC 98-3           177,729,958       122,220,769       31.2323%      100.000%    122,220,769          5,185,882
WIFC 98-3             1,778,958         1,778,958        0.0000%      100.000%      1,778,958          1,738,108
WILSHIRE
  CONSUMER
  95A/B(4)           16,637,758        13,628,570       18.0865%(5)     50.000%     6,814,285           5,560,031
WILSHIRE
  MORTGAGE 95A        5,006,883         4,882,927        2.4757%(5)    100.000%     4,882,927           4,114,359
WILSHIRE
  MORTGAGE
  95-MA1(4)           5,299,965         6,241,190       17.7591%(5)    100.000%     6,241,190           4,788,660
WILSHIRE
  MORTGAGE
  95-MF1(4)           2,050,292         2,403,578      -17.2310%(5)    100.000%     2,403,578           2,031,683
                    -----------      ------------                                 ------------       ------------
TOTAL.........   $1,433,280,102      $818,694,390                                 $784,659,554       $133,258,341
                 --------------      ------------                                 ------------       ------------
                 --------------       ------------                                ------------       ------------


---------------
(1)  NR MEANS THE SECURITY IS NOT RATED.

(2) I Means Investment Grade (BBB- Rating and Above) and N Means Non-investment Grade (BB+ and Below) or Not Rated.
(3) Based on the value reflected in the company's financial statements as of June 30, 1999, which is the post-impairment basis (purchase price less amortization and impairment thereof) of the mortgage-backed securities, since future income or loss on mortgage-backed securities is a function of such post-impairment basis.
(4)  Special servicing rights attached.
(5) Includes prepaid senior class principal due to application of excess interest to senior class principal, thereby increasing subordinate class balance.
(6) IO classes are notional classes and, as such, are not entitled to distributions of principal.

         The above table sets forth the credit rating designated by the rating agency for each securitization transaction. Classes designated "A" have a superior claim on payment to those rated "B", which are superior to those rated "C." Additionally, multiple letters have a superior claim to designations with fewer letters. Thus, for example, "BBB" is superior to "BB," which in turn is superior to "B." The lower class designations in any securitization will receive interest payments subsequent to senior classes and will experience losses prior to any senior class. The lowest potential class designation is not rated ("NR") which, if included in a securitization, will always receive interest last and experience losses first. IO securities receive the excess interest remaining after the interest payments have been made on all senior classes of bonds based on their respective principal balances. There is no principal associated with IO securities and they are considered liquidated when the particular class they are contractually tied to is paid down to zero.

         In excess of 95% of the mortgage loans underlying the Company's mortgage-backed securities are residential mortgage loans and may be prepaid at any time without penalty.

                           MORTGAGE-BACKED SECURITIES
                      PREPAYMENT, DELINQUENCY AND LOSS DATA
                              (AS OF JUNE 30, 1999)


                     Constant Prepayment Rate for the indicated
                                        periods                                  Delinquency(1)
                   ------------------------------------------------  ---------------------------------------------
                                                           12         30-59             60-89             90 +         Bankruptcy
   Issue Name       1 month    3 months     6 months     months        days             days              days            (1)(2)
----------------   --------    --------     --------     ------      ----------        ----------       ----------     ------------

PRIVATE LABEL
SECURITIES

BAMS 98-1              29.1        27.6         N/A         N/A     $                  $     --               --               --
BAMS 98-1              29.1        27.6         N/A         N/A            --                --               --               --
BAMS 98-2              12.5        21.7        23.6        21.8            --                --               --            524,633
BAMS 98-2              12.5        21.7        23.6        21.8            --                --               --            524,633
BSMSI 96-6             33.6        32.6        33.1        28.0       8,162,014         4,483,627        2,090,075        1,411,493
BSMSI 96-6             33.6        32.6        33.1        28.0       8,162,014         4,483,627        2,090,075        1,411,493
BSMSI 97-7              0.2        27.8        27.6        23.7      10,458,320         1,490,794          871,893             --
BSMSI 97-7              0.2        27.8        27.6        23.7      10,458,320         1,490,794          871,893             --
BSMSI 97-7              0.2        27.8        27.6        23.7      10,458,320         1,490,794          871,893             --
BSMSI 97-7              0.2        27.8        27.6        23.7      10,458,320         1,490,794          871,893             --
BSMSI 98-5             16.4        22.0        23.8        21.2         634,450              --            178,411             --
BSMSI 98-5             16.4        22.0        23.8        21.2         634,450              --            178,411             --
CHASE 94-H             40.4        31.0        31.9        30.6            --                --               --               --
CMC 98-1               22.3        27.9        25.6        22.0       2,017,706              --               --               --
CMC 98-1               22.3        27.9        25.6        22.0       2,017,706              --               --               --
CMC 98-1               22.3        27.9        25.6        22.0       2,017,706              --               --               --
CMC 98-1               22.3        27.9        25.6        22.0       2,017,706              --               --               --
CMC 98-1               22.3        27.9        25.6        22.0       2,017,706              --               --               --
CMC 98-1               22.3        27.9        25.6        22.0       2,017,706              --               --               --
CMSI 98-4              10.9        17.3        20.7        19.8       1,237,126              --               --               --
CMSI 98-6              22.8        21.9        22.7        21.0            --                --               --               --
CWMBS 97-8             32.1        31.2        42.9        38.0         739,809         1,099,368             --               --
CWMBS 98-10            22.1        25.7        26.3        22.0       3,192,143              --            489,672             --
CWMBS 98-11            19.6        22.5        23.1        19.5       1,731,243            80,974          183,860             --
CWMBS 98-              15.6        16.8        14.8        11.8         765,637           298,679          126,904             --
  12/ALT98-4
CWMBS 98-14            11.3        14.1        15.9        13.9         757,606            31,792             --               --
DLJ 92-Q8              52.0        43.4        41.3        37.6         756,444           330,846          232,425        1,324,896
DLJMA 93-QE1           47.6        41.7        41.1        45.9         185,240              --             28,468          819,843
GECMS 98-11.1          20.2        17.2        16.9        14.8       4,058,718              --               --               --
GECMS 98-11.2          20.2        17.2        19.9        14.8       4,058,718              --               --               --
GECMS 98-11.3          20.2        17.2        16.9        14.8       4,058,718              --               --               --




                        Foreclosure       Real Estate       Cumulative
                           (1)(3)           Owned(1)         Losses(1)           Yield(3)
                        -----------       -----------       ----------           --------

PRIVATE LABEL
SECURITIES

BAMS 98-1                 $     --               --                --             11.75%
BAMS 98-1                       --               --                --             18.00%
BAMS 98-2                       --               --                --             18.00%
BAMS 98-2                       --               --                --             18.00%
BSMSI 96-6                 4,358,911        1,599,505         2,518,084            9.00%
BSMSI 96-6                 4,358,911        1,599,505         2,518,084           11.00%
BSMSI 97-7                   118,452           82,143              --             11.75%
BSMSI 97-7                   118,452           82,143              --             18.00%
BSMSI 97-7                   118,452           82,143              --             11.75%
BSMSI 97-7                   118,452           82,143              --             18.00%
BSMSI 98-5                      --               --                --             11.75%
BSMSI 98-5                      --               --                --             18.00%
CHASE 94-H                      --               --                --             11.75%
CMC 98-1                        --               --                --             11.75%
CMC 98-1                        --               --                --             18.00%
CMC 98-1                        --               --                --             11.75%
CMC 98-1                        --               --                --             18.00%
CMC 98-1                        --               --                --             11.75%
CMC 98-1                        --               --                --             18.00%
CMSI 98-4                       --               --                --             15.00%
CMSI 98-6                       --               --                --             15.00%
CWMBS 97-8                      --             49,065              --             15.00%
CWMBS 98-10                  228,427             --                --             18.00%
CWMBS 98-11                  229,325             --                --             15.00%
CWMBS 98-                    118,964             --                --             15.00%
  12/ALT98-4
CWMBS 98-14                   68,161             --                --             15.00%
DLJ 92-Q8                    834,485          492,483        10,502,924           11.00%
DLJMA 93-QE1                 228,463           66,732         4,045,241           15.00%
GECMS 98-11.1                616,531             --                --             15.00%
GECMS 98-11.2                616,531             --                --              8.00%
GECMS 98-11.3                616,531             --                --             15.00%



                     Constant Prepayment Rate for the indicated
                                        periods                                  Delinquency(1)
                   ------------------------------------------------  ---------------------------------------------
                                                           12         30-59             60-89             90 +        Bankruptcy
   Issue Name       1 month    3 months     6 months     months        days             days              days           (1)(2)
----------------   --------    --------     --------     ------      ----------        ----------       ----------    ------------

GECMS 98-5             17.5        25.6        27.6        27.5       3,513,343          163,876              --               --
GECMS 98-8             18.6        21.0        20.6        20.4       2,512,328             --                --               --
GECMS 98-8A            18.6        21.0        20.6        20.4       2,512,328             --                --               --
GECMS 98-9             14.4        17.9        18.1        16.7       1,168,713             --                --               --
GN 1997- 16            17.5        21.9        25.6        25.9            --               --                --
MELLON 98-2            36.0        31.6        30.0        27.3       1,525,773        1,497,245           397,690             --
NASCOR 98-12           10.4        11.8        14.7        14.3       2,991,423          231,470           331,139             --
NASCOR 98-14           10.4        10.6        16.2        13.8         776,327             --                --               --
NASCOR 98-17           10.8        12.5        13.5        14.0       1,800,285          297,212              --               --
NASCOR 98-21           15.9        11.9        12.8        12.1         326,106             --                --               --
NASCOR 98-4A           30.0        29.8        33.1        29.2         523,078             --             474,132             --
NASCOR 98-4B           30.0        29.8        33.1        29.2         523,078             --             474,132             --
NASCOR 98-5            23.8        21.9        26.8        25.5         231,408          225,707              --               --
NISTAR 98-1            25.5        23.6        24.5        23.4         527,247             --                --               --
OCWEN 98R1              3.5         3.6         3.3         3.4      14,765,314        6,540,828        23,833,156       28,872,568
RFMSI 98-S12           18.2        22.5        23.2        19.9       7,391,218             --           1,089,053             --
RFMSI 98-S13           19.8        22.3        22.0        17.9      10,413,548          548,023           444,779             --
RFMSI 98-S3            26.0        30.8        30.6        26.5       9,784,978        1,972,872           469,272             --
RFMSI 98-S7            16.7        17.4        20.4        16.7       1,099,654          214,056              --               --
SASI 94-4              17.7        19.8        18.1        20.2      11,680,873        2,027,820        10,622,877             --

RETAINED SECURITIES

CITYSCAPE 97-A         29.7        28.3        30.8        33.6       1,525,203          461,022         3,425,108        1,537,599
CITYSCAPE 97-B         36.3        33.7        32.2        31.8       4,705,767        2,437,538         5,676,088        3,746,536
CITYSCAPE 97-C         38.2        35.0        32.5        36.5       5,264,897        2,601,180         3,430,848        4,516,262
CITYSCAPE 97-C         38.2        35.0        32.5        36.5       5,264,897        2,601,180         3,430,848        4,516,262
WFC 96-3               26.3        26.7        27.9        24.9       4,905,858        2,375,957         8,725,951             --
WFC 96-3               26.3        26.7        27.9        24.9       4,905,858        2,375,957         8,725,951             --
WFC 96-3               26.3        26.7        27.9        24.9       4,905,858        2,375,957         8,725,951             --
WFC 96-3               26.3        26.7        27.9        24.9       4,905,858        2,375,957         8,725,951             --
WFC 96-3               26.3        26.7        27.9        24.9       4,905,858        2,375,957         8,725,951             --
WFC 97-1               18.7        24.7        22.1        25.5       1,719,557          793,509         2,454,724             --
WFC 97-1               18.7        24.7        22.1        25.5       1,719,557          793,509         2,454,724             --
WFC 97-1               18.7        24.7        22.1        25.5       1,719,557          793,509         2,454,724             --
WFC 98-2                8.4        18.3        20.4        15.6       7,382,806        3,287,050         4,995,522             --
WFC 98-2                8.4        18.3        20.4        15.6       7,382,806        3,287,050         4,995,522             --
WFC 98-2                8.4        18.3        20.4        15.6       7,382,806        3,287,050         4,995,522             --
WIFC 98-3              47.4        48.1        44.9        39.7       1,022,011          394,215         2,221,500             --



                        Foreclosure       Real Estate       Cumulative
                           (1)(3)           Owned(1)         Losses(1)           Yield(3)
                        -----------       -----------       ----------           --------

GECMS 98-5                 257,221              --                --             18.00%
GECMS 98-8                    --                --                --             18.00%
GECMS 98-8A                   --                --                --             18.00%
GECMS 98-9                    --                --                --             18.00%
GN 1997- 16                                                                       8.00%
MELLON 98-2                260,679              --                --             11.75%
NASCOR 98-12               244,927              --               4,844           18.00%
NASCOR 98-14                  --                --               7,721           18.00%
NASCOR 98-17                  --                --               2,731           15.00%
NASCOR 98-21                  --                --                --             15.00%
NASCOR 98-4A               808,903              --               4,696           18.00%
NASCOR 98-4B               808,903              --               4,696           18.00%
NASCOR 98-5                807,817              --                 645           18.00%
NISTAR 98-1                269,425            83,985              --             18.00%
OCWEN 98R1              38,000,834        12,857,166        11,439,176            8.25%
RFMSI 98-S12               723,277              --                --             15.00%
RFMSI 98-S13               238,191           355,604              --             15.00%
RFMSI 98-S3                508,104              --                --             15.00%
RFMSI 98-S7                   --                --                --             18.00%
SASI 94-4                4,077,415              --          49,039,282            8.50%

RETAINED SECURITIES

CITYSCAPE 97-A           4,492,833         1,398,490           818,910           10.50%
CITYSCAPE 97-B          12,508,671         4,182,757         1,659,171           10.50%
CITYSCAPE 97-C          11,156,041         2,841,785         1,323,054           10.50%
CITYSCAPE 97-C          11,156,041         2,841,785         1,323,054           10.50%
WFC 96-3                 5,033,741         1,116,155         1,427,398            8.00%
WFC 96-3                 5,033,741         1,116,155         1,427,398            8.00%
WFC 96-3                 5,033,741         1,116,155         1,427,398           11.00%
WFC 96-3                 5,033,741         1,116,155         1,427,398           15.00%
WFC 96-3                 5,033,741         1,116,155         1,427,398            8.00%
WFC 97-1                 1,262,310           397,623           206,345            8.00%
WFC 97-1                 1,262,310           397,623           206,345           11.00%
WFC 97-1                 1,262,310           397,623           206,345           15.00%
WFC 98-2                 5,504,333         1,423,329         1,023,779            8.00%
WFC 98-2                 5,504,333         1,423,329         1,023,779           11.00%
WFC 98-2                 5,504,333         1,423,329         1,023,779            8.00%
WIFC 98-3                3,433,400           438,366            63,130           11.00%



                     Constant Prepayment Rate for the indicated
                                        periods                                  Delinquency(1)
                   ------------------------------------------------  ---------------------------------------------
                                                           12         30-59             60-89             90 +        Bankruptcy
   Issue Name       1 month    3 months     6 months     months        days             days              days           (1)(2)
----------------   --------    --------     --------     ------      ----------        ----------       ----------    ------------

WIFC 98-3              47.4        48.1         44.9        39.7      1,022,011          394,215        2,221,500           --
WILSHIRE CONS           9.8        12.3         11.8        13.2        305,474           41,071        1,171,944           --
   95 A/B
WILSHIRE MTG           19.7        28.9         32.5        27.3        283,147           62,267          647,925           --
   95A
WILSHIRE MTG           20.9        24.8         27.5        27.6      1,136,903          215,925          390,416           --
   95-MA1
WILSHIRE MTG           20.9        24.8         27.5        27.6        232,131          119,806          201,751           --
   95-MF1

TOTAL




                      Foreclosure       Real Estate       Cumulative
                         (1)(3)           Owned(1)         Losses(1)           Yield(3)
                      -----------       -----------       ----------           --------

WIFC 98-3             3,433,400           438,366             63,130            9.00%
WILSHIRE CONS              --              52,145              5,947            9.50%
   95 A/B
WILSHIRE MTG               --              90,840          3,731,862            9.00%
   95A
WILSHIRE MTG            879,925           131,889            696,663            9.50%
   95-MA1
WILSHIRE MTG            143,130            50,400            366,675            9.50%
   95-MF1

TOTAL


--------------
(1) Data provided by trustees or servicers for the securities or other third party sources.

(2)      Based on loans made to borrowers which were in bankruptcy as of June
         30, 1999.

(3)      Based on the Company's basis (set forth in the table above). Assumes
         (i) loans prepay at the indicated three-month constant prepayment rate ("CPR"), (ii) delinquency and losses continue at their historical rates, (iii) distributions are received in cash, on the 25th day of each month, (iv) no repurchases of loans due to breaches of representations or warranties or pursuant to an option termination, (v) all required payments are made during the applicable collection periods, except for balances which are assumed to be in default, (vi) all required principal and interest advances will be made, (vii) liquidation of the principal balance at the time of default occurs 12 months after the month of default, (viii) upon default, losses of 25% of the defaulted unpaid principal balance will be realized upon liquidation, (ix) no amounts will be available in future periods to cover interest shortfalls in prior periods, and (x) no special servicing fees are incurred.

NON-DISCOUNTED LOANS

         We consider non-discounted loans to be performing and sub-performing loans that are available for purchase at prices that more closely approximate their unpaid principal balances. Non-discounted loans include:

         COMMERCIAL LOANS. Performing loans secured by commercial and multi-family properties located in the United States and the United Kingdom.

         NON-DISCOUNTED SINGLE-FAMILY RESIDENTIAL LOANS. Non-discounted loans to individuals who do not qualify for traditional "A" credit because their credit histories, debt to income ratios or other factors do not meet the standard lending criteria established by federal agencies such as the FNMA. These loans are secured by first mortgages on family residences located in the United States.

         MEZZANINE INVESTMENTS. Mortgage loans that are subordinate to first priority mortgage loans, loans that are secured by the equity in real estate holding companies and preferred equity investments in real estate holding companies. At December 31, 1998, this category of loans accounted for $69.0 million or 59.7 % of our total loan assets and 18.1 % of our total assets.

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

         NW CORNELL & MILLER. This is a first lien mortgage loan for the construction of a private school located in Portland, Oregon. The loan is a construction line in the original amount of $4,878,300. The loan matures May 1999 and has a fixed interest rate of 9.00%. The construction loan will then be rolled into a ten year fixed rate loan at 9%, due 5/1/2009 interest only for the first year with the interest capitalized onto the note, then amortizing over a 29 year term, with a balloon payment of $4.8 million due at end of the 10th year.

         BLACKSTONE HOTEL ACQUISITIONS COMPANY. This is a mezzanine loan, with a book value of $44.6 million on five luxury hotels in London, England, including the Savoy Hotel, the Connaught and Claridge's Hotel. The loan was made in pounds sterling and bears interest at LIBOR plus 400 basis points and matures in June 2003. Subsequent to December 31, 1998, the Company sold this loan.

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

The following table sets forth information regarding our investments in real estate at June 30, 1999.

                              COMMERCIAL PROPERTIES



                                                                     Approximate                           Weighted
                                                                     Percentage                            Average
                                                          Net        Leased At                             Rent Per
   Date       Name of                       Year Built/   Leaseable  December 31,  No. of    Annualized    Sq. Foot      Net Book
 Acquired     Property      Location         Renovated    Sq. Ft.       1998       Lease     Rent(1)       Occupied        Value
---------   --------------  ------------    -----------   --------   -----------   ------    ----------    --------  --------------

4/8/98      1776 SW         Portland, OR          1961     15,000     100%          2          240,000       16.00   $    1,814,930
            Madison Street
4/6/98      1705 SW         Portland, OR          1960     28,000     100%          4          317,604       11.34        2,570,543
            Taylor
4/27/98     1631 SW         Portland, OR           n/a     12,999     100%          2          155,988       16.00        1,688,653
            Columbia
            Street
4/21/98     G.I. Joe's      Gresham, OR           1987     55,888     100%          1          447,108        8.00    28,075,509(2)
4/21/98     G.I. Joe's(3)   Wilsonville,          1978    170,398     100%          1          759,780        4.42    28,075,509(2)
                            OR
4/21/98     G.I. Joe's      Salem, OR          1976/94,    96,933     100%          1          642,036        6.69    28,075,509(2)
                                               1981/98
4/21/98     G.I. Joe's      Tualatin, OR     1985/1985     55,100     100%          1          681,200       12.00    28,075,509(2)
4/21/98     G.I. Joe's      Milwaukee,       1972/1989     66,545     100%          1          485,816       7.00     28,075,509(2)
                            OR
4/6/98      Tigard          Tigard, OR       1972/1974    113,841     100%          7          521,580        4.58        4,113,938
            Business
            Park(4)
4/6/98      Eugene          Eugene, OR         unknown     84,912     100%          1          281,288        3.31     4,227,404(5)
            Warehouse
6/29/98     Salem           Salem, OR        1946-1957    387,240     100%          1          748,140        1.93        7,310,288
            Warehouse
            (Agripac)
6/26/98     Valencia        Valencia, CA          1998     48,140      --          n/a             n/a          n/a       2,460,601
            Commerce
            Center
9/29/98     Valencia II     Valencia, CA           n/a        n/a     n/a          n/a             n/a          n/a       3,923,694
            Land
11/18/98    Buena Vista     Irwindale, CA          n/a    654,734     n/a          n/a             n/a          n/a       3,211,140
            Business Park
7/7/98      1701 SW         Portland, OR           n/a         --     100%          1          120,000       12.00        1,395,195
            Jefferson
4/21/98     G.I. Joe's      Wilsonville,           n/a    474,804     n/a          n/a             n/a      n/a       28,075,509(2)
            Excess Land     OR
4/6/98      Eugene          Eugene, OR            1998     65,016     n/a          n/a             n/a      n/a        4,227,404(5)
            Warehouse II-
            Excess Land
6/30/98     Warner          United             various    227,977      99%         61        2,545,579       11.32       23,438,912
            Estates         Kingdom


---------------------
n/a      Not applicable
(1) Annualized rent for the current period represents the base fixed rental scheduled to be paid by the tenants under the terms of the related lease agreement, which amount generally does not include payments on account for real estate taxes, operating expenses, and utility charges. We believe that annualized rent is helpful to investors as a measure of the revenues we could expect to receive from our leases. However, we cannot assure you that scheduled lease revenues will equal the actual lease revenues we received in the past.
(2)      Includes all G.I. Joe's properties owned by us.
(3)      This property was built in three phases.
         Phase 1 - Distribution Warehouse-built in 1978. It contains 104,497 sq. ft. with 4,044 sq.ft. of interior two story finished area.
         Phase 2 - Corporate Office-built in 1983. It is a single story structure containing 24,392 sq. ft.
         Phase 3 - This an addition to the warehouse built in 1968. It contains 4,159 sq. ft.
(4) Subsequent to December 31, 1998 Tigard Business Park was sold for approximately its book value or approximately $4.2 million.
(5)      Includes Eugene Warehouse and Eugene Warehouse II - Excess Land.

* The Company also owns two additional properties with an aggregate net book value of $773,020, about which specific information is not currently available.

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

         TIGARD INDUSTRIAL PARK. This multi-tenant, industrial business park consists of four buildings located on 7.7 acres close to I -5 and Highway 217. The buildings are tilt-up concrete construction with 14 grade-level doors and 18 dock-high doors. The facility currently has six tenants with leases which expire between 1998 and 2002. Subsequent to December 31, 1998 this property was sold for approximately its book value. Subsequent to December 31, 1998, the Company sold this property.

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

         98875 PRAIRIE ROAD ("EUGENE WAREHOUSE"). This warehouse/distribution center building is under construction an is substantially finished. It has 65,016 square feet and is located on 3.0 acres directly adjacent to 90005 Prairie Road. Pre-leasing activities has commenced on this property. Subsequent to December 31, 1998, the Company sold this property.

         1745 OXFORD STREET ("SALEM WAREHOUSE (AGRIPAC)"). This property is a commercial warehouse located in Salem, Oregon. As of December 31, 1998, it was 100% leased to Agripac, Inc. at a competitive market rate until February 2008. Subsequent to December 31, 1998, the Company sold this property.

         SALEM WAREHOUSE-- EXCESS LAND. We developed a warehouse of approximately 250,000 square feet on a 13.475 acre parcel adjacent to the property.

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

         BUENA VISTA BUSINESS PARK, 2400 BLOCK OF BATEMAN AVENUE, IRWINDALE, CALIFORNIA. This property was acquired on November 18,1998 and consists of 11 level finished industrial zoned lots ranging from 34,925 to 154,943 square feet and totally 654,794 square feet or 15.032 acres. The parcels are fully improved with all the major off-sites in place, i.e., paved-streets, street lights, curbs, gutters and utilities. We intend to construct three warehouse/distribution buildings totaling 165,650 square feet. on 5 of the 11 lots. The remaining lots have been listed with a local broker and will be sold individually or as a package. Irwindale is located at the center of the San Gabriel Valley which is located between the inland empire region and downtown Los Angeles. This site has excellent access to the 210 and 605 freeways.

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



                                                                                                                      Percentage
                                       Square          Percentage of      Annualized Base      Average Base Rent      Aggregate
                     Number of       Footage of     Aggregate Portfolio       Rent of         Per Square Foot of      Portfolio
Year of Lease          Leases         Expiring            Leased              Expiring             Expiring           Annualized
Expiration (1)        Expiring         Leases           Square Feet          Leases (2)           Leases (3)          Base Rent
--------------        --------         ------           -----------          ---------            ---------           ---------

1999.............           10          22,391                1.69%         $  249,464               $11.14               3.11%
2000.............            5         118,832                8.99             454,516                 3.82               5.67
2001.............            7          46,321                3.50             428,413                 9.25               5.34
2002.............           11         131,853                9.97           1,044,922                 7.92              13.03
2003.............            6          16,147                1.22             242,713                15.03               3.03
2004.............            5          42,203                3.19             290,050                 6.87               3.62
2005.............            2             435                0.03              24,150                55.52               0.30
2006.............            4           7,578                0.57             113,696                15.00               1.42
2007.............            2           1,000                0.08              31,951                31.95               0.40
2008 and
 beyond..........           27         935,395               70.76           5,141,578                 5.50              64.08
                       -------       ---------              ------          ----------               ------             ------
                            79       1,322,155              100.00%         $8,021,453               $ 6.07             100.00%

-------------------
(1)  Lease year is on a calendar year basis.
(2) Annualized base rent is calculated based on the amount of schedule rent in the expiring year.
(3) Annualized base rent per square foot is calculated using the annualized base rent divided by a weighted average square footage.

         MORTGAGE INDEBTEDNESS. Our general strategy is to leverage our investments by incurring borrowings secured by such investments. Set forth below is information regarding our mortgage indebtedness relating to U.S. Commercial Properties as of December 31, 1998.


                                            Principal                        Maturity                           Annual
Property                                    Amount         Interest Rate      Date         Amortization        Payments
--------                                    -----------    -------------     --------      ------------      -----------

Madison Building (1)                        $   899,839            9.10%     11/1/06          25 Years       $    93,760
Madison Building - Second Lien                  625,000           10.00      10/1/08          25 Years            68,153
Taylor Buildings (2)                          1,158,252            9.10      11/1/06          25 Years           120,817
Taylor Buildings - Second Lien                1,040,000           10.00      10/1/08          25 Years           113,406
Tigard Industrial Park                        2,332,966            9.75      2 5/1/05         47 Months          282,262
Tigard Industrial Park - Second Lien          1,200,000           10.00      10/1/08          25 Years           130,853
Eugene Warehouse (3)                          1,093,424           10.63      1/1/99           30 Years           133,080
Eugene Warehouse - Second Lien                1,258,000           10.00      10/1/08          25 Years           137,178
Agripac (4)                                   6,247,500           10.00      10/1/08          25 Years           681,253
Valencia (5)                                  3,028,006           10.00      10/1/08          25 Years           330,186
Tommy Luke (6)                                  935,000           10.00      10/1/08          25 Years           101,956
Columbia                                      1,295,000           10.00      10/1/08          25 Years           141,212
GI Joe's (9)                                 20,839,946            7.61      5/11/08          25 Years         1,897,756
Warner Estates (10)                          18,623,643            7.95      2 8/31/03        2 Years (8)      1,480,580

-------------
(1)  The Madison Building loan has a balloon payment of $773,656 at maturity.
(2)  The Taylor Buildings loan has a balloon payment of $994,331 at Maturity.
(3) The Eugene Warehouse note's annual payments include two (2) monthly payments and a balloon payment of $1,110,748.
(4)  The Agripac Loan has a balloon payment of $5,257,372.
(5)  The Valencia loan has a balloon payment of $2,548,115.
(6)  The TommyLuke loan has a balloon payment of $786,816.
(7)  The Columbia loan has a balloon payment of $1,089,762.
(8)  Interest only with balloon payment at maturity.
(9) The G.I Joe's loan has an anticipated prepayment date of May 11, 2008. If the loan is not repaid by this date, the interest rate will increase to a new rate as specified in the loan agreement, which will be at least two percentage points higher. This loan has a balloon payment of $16,507,832.
(10) U.S. dollar equivalents. Loan is denominated in pounds sterling.

         Many of the mortgage loans obtained by us to finance our real estate investments do not fully amortize over their terms and instead require substantial balloon payments on their maturity dates ("Balloon Loans"). Because the principal balance of such mortgage loans does not fully amortize over the term of the mortgage loan, such mortgage loans may be more difficult for us to repay at maturity than mortgage loans whose principal balance is fully amortized over the term of the mortgage loan. Our ability to pay the balloon amount due at maturity of such mortgage loans will depend on our ability to obtain adequate refinancing or funds from other sources to repay such mortgage loans.

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

FUNDING SOURCES

         In order to maximize the return on our investments, we generally fund acquisitions with third party debt financing so that our invested capital represents a small percentage of the purchase price. The principal sources for funding loans and mortgage-backed securities are warehouse and repurchase agreements with major investment banks. Funding for real property assets generally are longer-term traditional mortgage financing with banks and other financial institutions. The Manager closely monitors rates and terms of competing sources of funds on a regular basis and generally utilizes the source which is the most cost effective. Following the substantial market volatility in the fourth quarter and significant declines in valuations for mortgage-backed securities, the availability of financing for purchases of mortgage-backed securities has generally declined and is generally on less favorable terms. In addition, we are seeking to obtain longer term financing for a portion of our assets to decrease the risk of forced asset sales to meet collateral calls.

         The following table sets forth information relating to our borrowings and other interest-bearing obligations at December 31, 1998.


                   BORROWINGS AND INTEREST-BEARING OBLIGATIONS
                                                                                              December 31, 1998
                                                                                              -----------------
                                                                                           (Dollars in Thousands)

Short-Term Borrowings...........................................................              $ 223,766
Other Borrowings................................................................                 60,577
                                                                                              ----------
         Total..................................................................              $ 284,343
                                                                                              ----------
                                                                                              ----------

         The following table sets forth certain information related to the Company's short-term borrowings. During the reported period, short-term borrowings were comprimised of warehouse lines, repurchase agreements and other short-term facilities. Averages are determined by utilizing month-end balances.


                              SHORT-TERM BORROWINGS


                                                                                        At or for the Year Ended
                                                                                            December 31,1998
                                                                                            ----------------
                                                                                         (Dollars in Thousands)
Warehouse and repurchase agreements:
   Average amount outstanding during the period.................................                $254,945
   Maximum month-end balance outstanding during the period......................                $475,351
   Weighted average rate:
        During the period.......................................................                    7.2%
        At end of period........................................................                    7.6%

ASSET QUALITY

         We are exposed to certain credit risks related to the value of the collateral that secures our loans and the ability of borrowers to repay their loans. WRSC closely monitors our pools of loans and foreclosed real estate for potential problems on a periodic basis and reports to the Board of Directors at regularly scheduled monthly meetings. Each loan or foreclosed property is reviewed at least once a month and problem loans or properties are monitored at least weekly and in many cases on a daily basis.

         NON-PERFORMING LOANS. It is our policy to establish an allowance for uncollectible interest on loans that are over 90 days past due or sooner when, in the judgment of WRSC, the probability of collection of interest is deemed to be insufficient to warrant further accrual. Upon such a determination, those loans are placed on non-accrual status and deemed to be non-performing. When a loan is placed on non-accrual status, previously accrued but unpaid interest is reversed by a charge to interest income.

         FORECLOSED REAL ESTATE. We carry our holdings of foreclosed real estate at the lower of cost or fair value. Foreclosed real estate held by the company is periodically re-evaluated to determine that it is being carried at the lower of cost or fair value less estimated costs to sell. Holding and maintenance costs related to properties are recorded as expenses in the period incurred. Deficiencies resulting from valuation adjustments to foreclosed real estate subsequent to acquisition are recognized as a valuation allowance. Subsequent increases related to the valuation of real estate owned are reflected as a reduction in the valuation allowance, but not below zero. In other words, the book basis of foreclosed real estate (net of valuation reserves provided after the date of foreclosure) cannot exceed the book basis of the real estate at the date of foreclosure, except to the extent of capital improvements. Increases and decreases in the valuation allowance are charged or credited to income, respectively.

         ALLOWANCES FOR LOAN LOSSES. We maintain an allowance for loan losses at a level believed adequate by WRSC to absorb estimated incurred losses in the loan portfolios. The allowance is increased by provisions for loan losses charged against operations, recoveries of previously charged off credits, and allocations of discounts on purchased loans, and is decreased by charge-offs. Loans are charged off when they are deemed to be uncollectible.

         When we increase the allowance for loan losses related to loans other than discounted loans, we record a corresponding increase to the provision for loan losses in the statement of operations. For discounted loans, increases to the allowance for loan losses are recorded shortly after each acquisition of a pool by allocating a portion of the purchase discount deemed to be associated with measurable credit risk. The allocation is based on the analyses of specific valuation allowances discussed above. Amounts allocated to the allowance for loan losses from purchase discounts do not increase the provision for loan losses recorded in the statement of operations; rather they decrease the amounts of the purchase discounts that are accreted into the interest income over the lives of the loans. If, after the initial allocation of the purchase discount to the allowance for loan losses, the Manager subsequently identifies the need for additional allowances against discounted loans, the additional allowances are established through charges to the provision for loan losses.

         The following table sets forth the activity in the allowance for loan losses during the periods indicated.

                   ACTIVITY IN THE ALLOWANCES FOR LOAN LOSSES

                                                                  Year Ended
                                                               December 31, 1998
                                                               -----------------
                                                                  (Dollars in
                                                                  Thousands)
Balance, beginning of period.................................     $       --
Allocation of purchased loan discount:
   at acquisition............................................           7,416
   at disposition............................................          (1,312)
Charge offs..................................................            (901)
Recoveries...................................................              --
Provision for loan losses....................................           5,905
                                                                  ------------
Balance, end of period.......................................     $    11,108
                                                                  ------------
                                                                  ------------

         Total provision for losses for the year ended December 31, 1998 was $11.8 million, which included a $5.9 million valuation adjustment of an unsecured $18.4 million receivable from WFSG, in addition to the $5.9 million of loan loss provision included in the schedule above. The receivable from WFSG, net of this valuation adjustment, is included in due from affiliates in the consolidated statement of financial condition as of December 31, 1998. See Note 12 to the Consolidated Financial Statements.

         The table below sets forth the delinquency status of our non-discounted loans at the dates indicated.


                 DELINQUENCY EXPERIENCE FOR NON-DISCOUNTED LOANS

                                                              December 31, 1998
                                                              -----------------
                                                                           Percent of
                                                        Balance             Portfolio
                                                        -------            ----------
                                                             (Dollars in Thousands)
Period of Delinquency:
      31-60 days.....................................   $    --                --%
      61-90 days.....................................       514               0.4
      91 days or more(1)(2)(3).......................    39,316              32.9
                                                        -------              -----
         Total loans delinquent......................   $39,830              33.3%
                                                        -------              -----
                                                        -------              -----

---------------
(1)      All loans delinquent over 90 days were on nonaccrual status.

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

         Many existing computer software programs and other technologically dependent systems use two digits to identify the year in date fields and, as such, could fail or create erroneous results by or at the Year 2000. We, the Manager and the Servicers utilize a number of technologically dependent systems to operate, service mortgage loans and manage mortgage assets. The Manager and Servicers have formed a committee to address year 2000 issues ("the Committee") that reports directly to WFSG's executive committee. The Committee is headed by WFSG's Chief Information Officer and includes representatives from across departments within the Manager and Servicers as well as management of the Company.

         The Committee established and completed a project plan with respect to Year 2000 readiness. In the first phase of the project, the Committee conducted an inventory of all systems for the Manager and Servicers, classifying each as either "critical" or "non-critical". For systems deemed "critical", the Committee developed detailed test plans and created separate Year 2000 test environments. After the testing phase, in which Year 2000 issues were identified, phases of resolution, retesting, implementation and certification were completed.

         The Manager and Servicers began testing of all critical systems in 1997 and completed all necessary testing of such systems, including both systems supplied by outside vendors and internally developed systems, by the end of February 1999. In each case, issues which were identified were resolved. Changes which resulted from testing were coded, retested and implemented and moved into production. Following these phases, each department's executive management certified that their staff had tested critical code and deemed it adequate. In addition, for all critical systems supplied by outside vendors, the Committee obtained a written certification from the vendor that the applicable package is "Year 2000 compliant". With respect to non-critical systems supplied by outside vendors, the Committee has consulted substantially all of the vendors' Internet sites and has obtained copies of Year 2000 compliance certifications from those sites.

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

         Our most likely worst case Year 2000 scenario would be one in which the Servicers are unable to perform necessary loan servicing activities. To the extent the loan servicing system is not Year 2000 compliant, the ability to service loans would be in jeopardy. This, in turn, would limit the collections of payments on mortgage loans, which would, further, hinder the Company's ability to meet its own debt service and other cash requirements. Although the Manager and the Company do not believe that it is reasonably likely that the Year 2000 date change will cause such a scenario to occur, the Committee has developed a contingency plan with procedures for manual loan servicing, for up to a week, should the loan servicing system cease to be operational. The loan servicing system was developed internally, and the Manager has advised us that it believes that, in the event of an unexpected Year 2000 issue, the source of the issue could be isolated, and the issue could be corrected, rapidly by the Manager's existing staff without significant cost. Accordingly, we do not believe that such a failure of the loan servicing system would have a material impact on the Company.

         Based on the results of Committee's Year 2000 readiness project, we are confident that the Manager and Servicers are appropriately addressing the Year 2000 issues. Critical IT systems supplied by outside vendors have undergone testing not only by the Manager and Servicers, but by other customers of the vendors as well. WCC's loan servicing system is an internally developed system and therefore, information technology personnel are very familiar with the system and believe their efforts will have favorable results.


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

         The following table sets forth the high and low sales prices for the Common Stock as quoted on the NASDAQ for the periods indicated.



                                 1998
                                 ----
              Second quarter (from April 6)      $17-7/16        $16
              Third quarter                      $17-3/8         $ 9-7/8
              Fourth quarter                     $10-3/8         $ 2-1/16


         The following table sets forth the amount of cash dividends declared on the common stock during the periods indicated.

                                                      CASH DIVIDENDS
                                 1998                    PER SHARE
                                 ----                    ---------
              Second quarter (from April 6)            $   0.27
              Third quarter                                0.40 (1)
              Fourth quarter                                 --


--------------------
(1) The Company has delayed the expected payment date of a $0.40 cash dividend payable on October 27, 1998 to shareholders of record on September 30, 1998 to at least April 27, 1999, at which time the status would be reviewed. The Company will pay interest, at the rate of 4% per annum, on the amount due calculated from the previously announced payment date through the date of the actual payment. In April 1999, the Company reviewed the status of this dividend payment and determined to delay payment further. The Company currently anticipates making this payment in September 1999.

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


                                                                            Year Ended
                                                                        December 31, 1998(1)
                                                                       ---------------------
                                                                       (Dollars in Thousands,
                                                                         Except Share Data)
STATEMENT OF OPERATIONS DATA:
Net Interest Income:
      Loans, loans held for sale and discounted loans ..................     $10,838
      Securities .......................................................      15,709
      Other investments ................................................       1,145
                                                                             -------
           Total interest income .......................................      27,692
      Interest expense .................................................      13,608
                                                                             -------
           Net interest income before provision for estimated losses ...      14,084
      Provision for loan losses ........................................      11,842
                                                                             -------
                Net interest income after provision for estimated losses       2,242
                                                                             -------


Real Estate Operations:
      Operating income .................................................       4,939
      Operating expense ................................................        --
                                                                                 345

      Interest expense .................................................       2,853
      Depreciation .....................................................         963
                                                                             -------
           Total real estate operations ................................         778
                                                                             -------


                                                                            Year Ended
                                                                        December 31, 1998(1)
                                                                       ---------------------
                                                                       (Dollars in Thousands,
                                                                         Except Share Data)
Other Operating (Loss) Income:
      Market valuation losses and impairments ..........................     (54,822)
      Gain on sale of securities .......................................         943
      Gain on sale of loans ............................................       1,320
      Gain on foreign currency .........................................          23
                                                                             -------
           Total other operating loss ..................................     (52,536)
                                                                             -------

Operating Expenses:
      Management fees paid to affiliate ................................       3,179
      Servicing fees paid to affiliate .................................         691
      Loan expenses paid to affiliate ..................................         500
      Other ............................................................       2,502
                                                                             -------
           Total operating expenses ....................................       6,872
                                                                             -------


Net Loss ...............................................................     $(56,388)
                                                                             -------

Funds from operations(2) ...............................................     $(2,866)

PER SHARE DATA:
Net Loss ...............................................................     $ (4.94)
Funds from operations(2) ...............................................     $  (.25)
Dividends ..............................................................     $   .67
Weighted average shares outstanding ....................................     11,421,933

CASH FLOW DATA:
Net cash provided by operating activities ..............................     $ 4,484
Net cash used in investing activities ..................................     $(447,921)
Net cash provided by financing activities ..............................     $448,219


BALANCE SHEET DATA:

Total assets ...........................................................     $381,117

Cash and cash equivalents ..............................................       4,782

Securities available for sale, at fair value ...........................     158,738

Loans, net .............................................................      69,124

Loans held for sale, net ...............................................      44,006

Discount loans, net ....................................................       2,498

Investments in real estate, net ........................................      85,005

Short-term borrowings ..................................................     223,766

Other borrowings .......................................................      60,577

Total stockholders' equity .............................................      72,443



                                                                            Year Ended
                                                                        December 31, 1998(1)
                                                                       ---------------------
                                                                       (Dollars in Thousands,
                                                                         Except Share Data)
OTHER DATA:

Depreciation ...........................................................         963

EBIDA(3) ...............................................................     (39,964)

Ratio of EBIDA to interest expense .....................................       (2.37)

Ratio of earnings to fixed charges .....................................       (2.43)

Ratio of total assets to stockholders' equity ..........................        5.26



-------------
(1) Since we commenced operation on April 6, 1998, the information presented only reflects actual operations for the abbreviated nine-month period ended December 31, 1998.

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

GENERAL

         Wilshire Real Estate Investment Trust Inc. ("WREIT" or the "Company") is a Nasdaq-listed company which invests primarily in the following types of assets:

          -    mortgage-backed securities,

          -    discounted and non-discounted mortgage loans,

          -    real estate, and

          -    other real estate related investments.

         We were incorporated on October 24, 1997. On April 6, 1998, we completed our initial public offering of common stock from which we received net cash proceeds of approximately $167.0 million.

         Using such proceeds, we immediately purchased, primarily from WFSG and other affiliates, $20.6 million of domestic and international loans, $95.0 million of mortgage-backed securities and $14.0 million of real estate. Subsequently during the second, third and fourth quarters of 1998, the Company increased its assets to $381.1 million at December 31, 1998, including, $158.7 million of securities, $85.0 million of real estate, $69.1 million of loans, $44.0 million of loans held for sale and $2.5 million of discounted loans. During this period, the Company also borrowed money against the assets it acquired, the proceeds of which were in turn invested in more assets. By the end of the third quarter, principally as a result of such borrowings, the Company's total assets were approximately $1 billion and its total indebtedness was approximately $918 million, of which approximately $346 million was in the form of short term, repurchase agreements. Repurchase agreements are secured lending arrangements which involve the borrower selling an asset to a lender at a fixed price with the borrower having an obligation to repurchase the asset within a specified period (generally 30 days) at a higher price reflecting the interest cost of the loan. If the value of the underlying asset declines as determined by the lender, the lender may request that the amount of the loan be reduced by cash payments from the borrower or additional collateral be provided by the borrower (generally known as "collateral calls"). Accordingly, in an environment where lenders consistently mark down the value of the underlying assets, a borrower can become subject to significant collateral calls. In addition, by the end of the third quarter, the Company had borrowed money against substantially all of its assets and was beginning the process of raising new capital when the liquidity crisis developed.

         The following discussion of our results of operations, changes in financial condition, and capital resources and liquidity should be read in conjunction with the Consolidated Financial Statements and related Notes included in Item 14 of Part IV of this report.

GENERAL MARKET CONDITIONS

         Beginning in August 1998 and continuing through the fourth quarter, we were adversely affected by various market factors ,which resulted in $56.4 million of net losses for the year, reduced our net interest spread and substantially reduced our liquidity. These factors, which are discussed further below, resulted in a dramatic reduction in market valuations for our mortgage-backed securities and mortgage loans, as well as a reduction in the availability of borrowings for those assets. During this period the principal lender on these assets - Wall Street investment banks - consistently marked these assets downward to reflect their view of market prices, which resulted in collateral calls. Though all mortgage-backed securities declined in value during this period (including "AAA" rated FNMA and FHLMC mortgage-backed securities), mortgage-backed securities with lower ratings generally declined more than mortgage-backed securities with higher ratings. As of September 30, 1998, approximately 29% of the Company's assets consisted of mortgage-backed securities, of which 88% were below investment grade. In addition to mortgage-backed securities, the Company's commercial and residential mortgage loans also declined substantially in value. As of September 30, 1998, approximately 61% of the Company's assets consisted of commercial and residential mortgage loans.

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

         This movement toward higher quality investments substantially reduced the liquidity of non-investment grade assets. In particular, the markets for mortgage-backed securities and pools of mortgage loans experienced significant declines as Wall Street investment banks marked these assets down - including illiquid and infrequently traded subordinate mortgage-backed securities - to their view of the market price and lenders became unwilling to lend against low-rated or un-rated mortgage-backed securities or lower credit quality pools of mortgage loans. Without available funding sources, many investors in mortgage-backed securities and pools of mortgage loans, including several well-known hedge funds, were forced to liquidate holdings at reduced prices. With greater sales pressure and supply outpacing demand, prices from mortgage-backed securities and pools of mortgage loans continued to be marked lower as more lenders made margin calls, demanding additional collateral for their loan positions. Many companies were rapidly depleting available cash reserves. Without available funding sources, many investors in these assets, including several well-known hedge funds, were forced to liquidate holdings at reduced prices. With greater sales pressure and supply outpacing demand, prices continued to fall as more lenders made collateral calls, demanding additional collateral for their loan positions, or demanded repayment.
Many companies were rapidly depleting available cash reserves.

         These conditions continued to worsen throughout September and into early October. On October 12, 1998, a well-known hedge fund which invested in lower credit quality mortgage-backed securities and pools of mortgage loans was liquidated through an auction process precipitated by collateral calls and demands for repayment by its principal lender, a major Wall Street investment bank. This event triggered significant further collateral calls, forcing additional companies to sell assets to cover borrower equity calls, and continuing the downward spiral in prices. On October 15, 1998, the Federal Reserve lowered interest rates largely in response to this liquidity crisis.

         In August and September of 1998, the Company received collateral calls of $16.5 million, of which $7.3 million, $6.6 million, and $2.6 million were from affiliates of Credit Suisse First Boston Corporation, Salomon Smith Barney Inc and Bear Stearns & Co., Inc., respectively, which were generally paid in cash, substantially reducing the Company's liquidity. In addition, in October 1998, the Company repaid borrowings of $146.3 million, of which $124.9 million, $13.6 million, and $7.8 million were from affiliates of Credit Suisse First Boston Corporation, Salomon Smith Barney Inc and Bear Stearns & Co., Inc., respectively, from the sale of mortgage-backed securities and loans. During the fourth quarter of 1998, we sold approximately $587.2 million of assets in response to the above conditions to meet collateral calls by lenders and to increase liquidity. The downward marks to market on assets and our need to sell assets to meet these collateral calls resulted in our disposing of assets for proceeds which resulted in a net loss of $56.4 million for the year ended December 31, 1998. Had the Company not been forced to sell these assets, but rather held these assets until market conditions stabilized, the Company believes its net loss would have been far less severe.

         Total market valuation losses and impairments recorded in earnings for the year ended December 31, 1998 were $54.8 million. Of this amount, $16.5 million relates to loans sold during the fourth quarter, $15.9 million relates to mortgage-backed securities sold during the fourth quarter and $22.4 million relates to permanent impairment on mortgage-backed and other securities not sold as of December 31, 1998.

         In an effort to increase liquidity and meet current obligations we have delayed, until at least April 27, 1999, the expected payment date of a $0.40 per share cash dividend (or $4,600,000 in the aggregate) originally payable on October 27, 1998 to shareholders of record on September 30, 1998. The Company will pay interest, at the rate of 4% per annum, on the amount due calculated from October 27, 1998 through the date of the actual payment.

         The recent dramatic events in the financial markets, which include a significant reduction in valuations of, and liquidity for, mortgage-backed securities also have had a significant adverse impact on the financial condition of WFSG, the parent company of WRSC (the Company's manager). As a result, WFSG's management entered into discussions with an unofficial committee of holders of WFSG's outstanding publicly issued notes concerning a restructuring of its obligations under the notes. Following extensive discussions, WFSG and the unofficial committee of noteholders, representing a majority of noteholders, agreed to a restructuring of WFSG whereby the noteholders would exchange their notes for newly issued common stock in WFSG. The Company was not a member of the unofficial committee of noteholders, since a majority of the noteholders felt that the close relationship between WFSG and the Company (e.g., two common directors, common officers, the management agreement) made it difficult for the Company to act as an independent third party creditor of WFSG. Nonetheless, the Company supported the view of the majority of the Noteholders (and their financial advisor) that a Noteholder was more likely to recoup a greater portion of its investment through a restructuring of WFSG rather than by liquidating it. The Company believes that this restructuring will significantly improve WFSG's financial position by reducing indebtedness, the interest cost associated therewith, and significantly improve its debt to equity ratio. The restructuring plan was overwhelmingly ratified by a vote of noteholders on March 1, 1999. The proposed restructuring was accomplished through a voluntary Chapter 11 prepackaged bankruptcy filing, which was made by WFSG in the Federal Bankruptcy Court in Wilmington, Delaware on March 3, 1999. The confirmation hearing was held on April 12, 1999, and the court approved the restructuring plan. Other creditors, including trade creditors and secured creditors, were not affected by this restructuring. To date, these events have had no significant effect on WRSC's ability to act as manager of the Company, nor are any negative effects anticipated if the restructuring plan is confirmed.

         Through our independent directors, we were a party to the restructuring negotiations since we had an $17.0 million unsecured receivable from WFSG, bearing interest at 13%. Through our independent directors, we negotiated a settlement with WFSG and the unofficial committee of Noteholders pursuant to which we would have received $17.0 million principal amount of 6.0% PIK Notes due 2006, contingent on the Company supplying debtor-in-possession ("DIP") financing to WFSG not to exceed $10.0 million. We also owed approximately $11.8 million in unsecured borrowings to Wilshire Credit Corporation, which services our assets and was owned by Andrew A. Wiederhorn and Lawrence A. Mendelsohn, the CEO and President of our Company. We agreed to pay WCC $15.0 million, to satisfy the outstanding borrowings with the excess $3.2 million to be retained by WCC as prepayment of future servicing fees as part of the overall restructuring. On June 10, 1999, WFSG's restructuring was completed. We loaned WFSG $5.0 million under the DIP financing facility but did not provide the remaining half. Following the restructuring, we own $8.5 million of 6% Convertible PIK Notes of WFSG and have an equity investment of approximately $12.3 million in WFSG. The Company valued its equity investment in WFSG based on the Company's ratable portion of the estimated contemplated reorganization equity. As a result of Nasdaq's concern that the trading price for WFSG's common stock would not meet Nasdaq's listing requirements following WFSG's reorganization, WFSG's common stock was delisted from Nasdaq and currently trades on the OTC Bulletin Board under the symbol "WFSG". Accordingly, following the restructuring, we have a large exposure to WFSG and it is unclear whether WFSG will return to profitability following the restructuring. Our independent directors engaged a financial advisor in order to evaluate whether to retain, enhance, or dispose of our ownership interest in restructured WFSG.

         On December 31, 1998, we owned approximately $20.0 million principal amount of WFSG's 13% Series B Notes due 2004, which were carried at a book value of approximately $9.9 million on that date. The December 31, 1998 carrying value is based on the pro-rata apportionment of the projected equity of the restructured WFSG stock for which the Notes will be exchanged. On December 31, 1998, WFSG owned approximately 8.6% of our outstanding common stock and had options to acquire up to an additional 9.9% of our common stock.

INCOME TAX STATUS

         The Company was originally formed with a view to qualify as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. However, to qualify as a REIT, we must first make an affirmative election to be taxed as a REIT, at the time we file our federal income tax return. During 1998, we incurred substantial losses resulting from volatile conditions in the global financial marketplace, as explained elsewhere in this report. As a result, we are evaluating whether we and our shareholders will derive greater benefit from not electing REIT status for 1998. A decision to not make a REIT election requires approval by two-thirds of our stockholders. The Company believes that it will not have a significant tax provision for the year ended December 31, 1998, whether it is taxed as a REIT or a corporation.

RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 1998

         NET LOSS. Our net loss for the year ended December 31, 1998 amounted to $56.4 million, or $4.94 per share. The net loss is primarily attributable to $54.8 million of market valuation losses and impairments (as described in "General Market Conditions" section, above) and $11.8 million of provision for loan losses recognized by us.

         NET INTEREST INCOME. The following tables set forth information regarding the total amount of income from interest-earning assets and expense from interest-bearing liabilities and the resultant average yields and rates:


                                                               For the Year Ended December 31, 1998
                                                              ---------------------------------------
                                                              Average       Interest     Annualized
                                                               Balance       Income     Yield/Rate(1)
                                                              --------      --------    -------------
                                                                         (Dollars in Thousands)
Interest-Earning Assets:

           Loan portfolios .............................     $121,295      $10,838        12.1%
            Mortgage-backed securities available for sale      195,112       14,674        10.2
            Other securities available for sale .........       15,617        1,035         9.0
            Due from affiliates .........................        6,281          604        13.0
            Other investments ...........................       17,316          541         4.2
                                                              --------      -------       -----
                 Total interest-earning assets ..........     $355,621      $27,692        10.5%
                                                              --------      -------
                                                              --------      -------

Interest-Bearing Liabilities:

            Short-term borrowings .......................      254,945       13,608         7.2%
                                                              --------      -------       -----
                 Total interest-bearing liabilities .....     $254,945      $13,608         7.2%
                                                              --------      -------
                                                              --------      -------

            Net interest income before provision
                 for loan losses/spread(2) ..............                   $ 14,084        3.3%
                                                                            --------
                                                                            --------
            Net interest margin (3) .....................                                   5.4%



--------------------
(1) Although the Company was in existence for all of 1998, operations were commenced on April 6, 1998 at the time of the initial public offering. Therefore, rates and yields for the year ended December 31, 1998 are annualized to reflect the Company's period of operations from April 6, 1998 to December 31, 1998.

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

         Prepayments, delinquencies and defaults affect the net spread of the Company, primarily through their impact on mortgage loans that underlie the securities in the Company's mortgage-backed securities portfolio. For principal and interest subordinate mortgage-backed securities, which the Company generally purchases at a discount to principal amount, increased prepayments recapture such purchase discount sooner and therefore increase spread. Fewer prepayments would have the opposite effect, reducing spread. For interest only securities("IOs") and residuals, prepayment increases generally reduce spread since these securities derive their value from interest payments on loans that are outstanding. IOs have no principal face amount other than a notional balance and therefore are quite responsive to changes in prepayment. Residuals have both a principal face amount and often a credit related IO component. Increased prepayment often reduces spread except to the extent that such prepayment is related to a recovery on a defaulted loan. The impact on spread, however, depends upon the degree to which prepayment is less than or exceeds the Company's assumptions for prepayment at its time of purchase.

         The Company buys mortgage-backed securities based on delinquency and default assumptions. There are no securities in the Company's portfolio which would be negatively impacted by less delinquency and fewer defaults. Delinquency itself has little effect on spread from the Company's mortgage-backed securities portfolio since the loan servicers for each security generally advance both principal and interest payments and therefore the Company generally receives payments on such loans on a timely basis. More important is the loss severity on defaulted loans. Generally, the larger the loss severity is, the greater the reduction in spread will be. However, the Company's spread is only negatively impacted to the extent the principal face amount of defaults and the cumulative loss severity exceeds or is expected to exceed the Company's assumptions at its time of purchase.

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

         OTHER LOSS. Our other loss was approximately $52.5 million for the year ended December 31, 1998. The components of the Company's net non-interest loss is comprised of the following:

         MARKET VALUATION LOSSES AND IMPAIRMENTS. The term "Market Valuation Losses and Impairments" as used herein refers to impairment losses recognized primarily on our mortgage-backed securities and loan portfolios, as a result of the international economic and financial marketplace turmoil during the third and early fourth quarters of 1998. As a result of these conditions and reductions in market values of these assets, lenders required additional collateral for their outstanding loans to us. In order to satisfy this requirement, we were forced to sell certain assets, resulting in significant losses. In addition, we also recognized write-downs in asset values, which have been deemed to be other than temporary in nature, related to mortgage-backed and other securities which, as of December 31, 1998, had not been sold.

         Total market valuation losses and impairments for the year ended December 31, 1998 were $54.8 million. Of this amount, $49.5 million was recognized during the third quarter to reflect losses on loans and securities that were (i) ultimately sold in the fourth quarter to meet collateral calls or to provide liquidity; or (ii) not sold but were deemed to be other than temporarily impaired, resulting from faster than expected loan prepayments or other factors. During the fourth quarter of 1998, an additional $5.3 million of market valuation losses and impairments was recorded to reflect additional other than temporary impairment on certain securities and other assets which have not been sold.

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

         During the latter part of the fourth quarter of 1998, and continuing to present, the marketplace for non-investment grade debt securities, including subordinated mortgage-backed securities has stabilized. Yield spreads and prices for these securities appear to have slowed or stopped their deterioration in relation to investment grade investments. However, prices for such securities have not recovered to levels experienced prior to the financial market turmoil. This difference between our amortized cost of available for sale securities and current market values, which was $30.4 million at December 31, 1998, is included in "Accumulated Other Comprehensive Loss" in stockholder's equity. This amount, unlike "market value loss and impairment," represents a market value decline that the Company believes is temporary. If held to maturity, the anticipated cash flow on these securities based on current interest rates, rate of prepayment and amount of defaults would result in our receiving amounts in excess of the current market value and would allow us to recover our amortized cost. Notwithstanding the foregoing, payments on mortgage-backed securities are subject to a number of market factors which can significantly affect the amount and rate of payments on mortgage-backed securities, including defaults on the underlying mortgage loans, the level of subordination of the mortgage-backed securities, changes in interest rates and the rate of prepayments on the underlying mortgage loans. To the extent that these factors change, the anticipated cash flow on the Company's mortgage-backed securities may not be sufficient to cover the Company's amortized cost or if the Company sells one of these mortgage-backed securities at market prices which are below its amortized cost, the Company will realize a loss in the amount of that portion of "Accumulated Other Comprehensive Loss" attributable to such mortgage-backed security. In calculating the extent to which declines in the value of available-for-sale securities are other than temporary, the Company analyzes actual performance of the securities and underlying collateral, including prepayment and default statistics, as well as expectation for such performance in the future. To the extent reasonable expectation for future performance are not likely to offset reductions in current market valuations, a writedown is recorded in "Market valuation losses and impairment". As of December 31, 1998, the Manager's expectations for the performance of the underlying loans in these securities has not changed, and even if market values of these securities do not improve, we expect to recapture our investment as the underlying collateral and securities pay down. As of June 30, 1999, the amount of "Accumulated Other Comprehensive Loss" has been reduced by approximately $12.2 million to $18.2 million as a result of the sale of some of the Company's mortgage-backed securities ($3.2 million of the reduction) and changes in the performance of the underlying loans in these securities due to various market factors (principally the continued unprecedented increase in prepayment rates and the unexpectedly high level of loss severities) which reduce the anticipated cash flow on the assets. "Accumulated Other Comprehensive Loss" will be reduced (and the Company required to take a loss) if (i) the Company sells an asset at a price which reflects such unrealized losses or (ii) if the Company is unable to demonstrate the ability to hold such asset to maturity or the anticipated cash flows on such asset are not expected to exceed the Company's amortized basis in such asset. The Company currently believes that it has a reasonable expectation to recover its amortized basis in these assets based on its post-impairment basis in these assets.

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

         The balance of mortgage-backed securities available for sale of $148.8 million at December 31, 1998 was primarily the result of $95.0 million of initial purchases, $249.1 million of additional purchases, offset in part, by $132.4 million sales of securities, other than temporary market valuation losses and impairments of $28.0 million and $30.4 million of net unrealized losses.

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

         The following table sets forth certain information relating to the payment status of loans in our loan portfolio at December 31, 1998:



                             Unpaid Principal Balance
                              (Dollars in Thousands)          Percent of
                                                               Portfolio
                             ------------------------         ----------

Period of Delinquency
         31-60 Days                    $  --                       0.0%
         61-90 Days                        514                     0.4
         91 days or more                39,316(1)                 32.9
                                       -------                  ------
Total loans delinquent                 $39,830                    33.3%
                                       -------                  ------
                                       -------                  ------


-------------------------
(1) Includes one loan for $38.6 million to a party that filed a petition for reorganization under Chapter 11 in the United States Bankruptcy Court for the District of Oregon. At December 31, 1998, these assets were pledged to secure borrowings included in short-term borrowings. This loan was paid off subsequent to December 31, 1998.

         We maintain an allowance for loan losses at a level that the Company considers, based upon the advice of WRSC, adequate to provide for probable losses based upon an evaluation of known and inherent risks. During the year ended December 31, 1998, we provided $11.8 million for the allowance for loan losses.

         DISCOUNTED LOAN PORTFOLIO. During the year ended December 31, 1998, we acquired U.S. and international discounted loans with an unpaid principal balance of $20.8 million. The balance of discount loans is approximately $2.5 million at December 31, 1998, and are also serviced by WFSG or an affiliate of WFSG.

         The following table sets forth certain information relating to the payment status of loans in our discounted loan portfolio at December 31, 1998:


                                Unpaid Principal Balance
                                 (Dollars in Thousands)    Percent of Portfolio
                                ------------------------   --------------------
Period of Delinquency
         31-60 Days                    $  --                       -- %
         61-90 Days                       --                       -- %
         91 days or more                 6,482                    84.4
                                       -------                 -------
Total loans delinquent                 $ 6,482                    84.4%
                                       -------                 -------
                                       -------                 -------


         We maintain an allowance for loan losses at a level that the Company considers adequate, based upon the advice of WRSC, to provide for probable losses based upon an evaluation of known and inherent risks. During the year ended December 31, 1998, no provisions for loan losses had been provided for discounted loans.

         INVESTMENTS IN REAL ESTATE. During the year ended December 31, 1998, we acquired approximately $85.6 million of properties located in California, Oregon and the United Kingdom.

         SHORT-TERM BORROWINGS. Short-term borrowings increased to approximately $223.8 million during the year ended December 31, 1998, resulting primarily from the use of repurchase agreements to fund the purchase of securities and loans. Interest rates on borrowings under these facilities are generally based on overnight to 30-day London Interbank Offer Rate ("LIBOR") rates, plus a spread. Repurchase agreements are secured lending arrangements which involve the borrower selling an asset to a lender at a fixed price with the borrower having an obligation to repurchase the asset within a specified period (generally 30 days) at a higher price reflecting the interest cost of the loan. If the value of the underlying asset declines or the lender marks the asset lower, the lender may request that the amount of the loan be reduced by cash payments from the borrower or additional collateral be provided by the borrower (generally known as "collateral calls"). Accordingly, in an environment where lenders consistently mark down the value of the underlying assets, a borrower can become subject to significant collateral calls. If the borrower does not have sufficient cash to meet the collateral call or additional unencumbered assets to pledge, it may be forced to sell assets to repay the loan. If the Company experiences further downward marks to market of its assets subject to repurchase agreements, it could experience further cash collateral calls, thereby reducing liquidity, or be forced to sell further assets, which could result in further losses.

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

FUNDS FROM OPERATIONS

         The Company considers funds from operations ("FFO") an appropriate supplementary measure of operating performance of a REIT. In general, FFO adjusts net income for non-cash charges such as depreciation, and certain amortization expenses and most non-recurring gains and losses. However, FFO does not represent cash provided by operating activities in accordance with generally accepted accounting principles ("GAAP") and should not be considered an alternative to net income as an indication of the results of the Company's performance or to cash flow from operating, investing and financing activities as a measure of liquidity or the Company's ability to make distributions.

         We compute FFO in accordance with the definition recommended by National Association of Real Estate Investment Trusts ("NAREIT") as described in the NAREIT White Paper. For the year ended December 31, 1998, the Company's FFO was a loss of $2.9 million or $.25 per weighted average common share. The following table provides the calculation of the Company's FFO:


                                                                                        Year Ended
                                                                                     December 31, 1998
                                                                                     -----------------

Net loss............................................................................  $     (56,388)
Real estate related depreciation....................................................            963
Gain on sales of securities.........................................................           (943)
Gain on sales of loans..............................................................         (1,320)
Market valuation losses and impairments (1).........................................         54,822
                                                                                     --------------
         FFO........................................................................ $       (2,866)
                                                                                     --------------
                                                                                     --------------

         FFO per common share.......................................................$         (0.25)


-----------------------
(1) The Company understands that NAREIT's intent in the creation of FFO was to produce a measure of operating performance that is recurring in nature. Accordingly, NAREIT believes that items classified by GAAP as extraordinary or unusual, along with significant non-recurring events that materially distort the comparative measurement of company performance over time, are not meant to be reductions or increases in FFO, and should be disregarded in its calculation. Accordingly, the market valuation losses and impairments have been excluded from the net loss in arriving at FFO. A detail of the nature of the market valuation loss and impairment is discussed in the "Market Valuation Losses and Impairments" section of this document.

         FFO for the year ended December 31, 1998 principally reflects the significant impact on the Company of the difficult financial conditions in the third and fourth quarters, which had a substantial impact on our liquidity position and resulted in significant losses for the period. For the year ended December 31, 1998, the Company's net cash provided by operating activities, net cash used in investing activities and net cash provided by financing activities were $4.5 million, negative $448.0 million and $448.2 million, respectively, and the ratio of earnings to fixed charges was (2.43). Further, FFO may not actually represent the amount made available to shareholders in the form of dividends, since the Company is only required to distribute 95% of its taxable income to qualify as a REIT and that taxable income is calculated differently than FFO. The Company may not calculate FFO in the same manner as other real estate investment trusts and accordingly the Company's FFO may not be directly comparable to that of other real estate investment trusts.

LIQUIDITY AND CAPITAL RESOURCES

         Liquidity is a measurement of the Company's ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund investments, engage in loan acquisition and lending activities, meet collateral calls and for other general business purposes. The primary sources of funds for liquidity during the year ended December 31, 1998 consisted of net cash provided by the Offering, repurchase facilities and other secured borrowings, maturities and principal payments on loans and securities and proceeds from sales thereof and unsecured loans from WCC to meet collateral calls.

         In general, we finance acquisitions of mortgage-backed securities through uncommitted thirty-day repurchase agreements with primary securities dealers. Loans are financed through short-term warehouse facilities or intermediate term loans. Warehouse agreements are secured lending arrangements. If the value of the assets securing the loan declines as determined by the lender, the lender may request that the amount of the loan be reduced by cash payments from the borrower or additional collateral be provided by the borrower (generally known as "collateral calls"). Accordingly, in an environment where lenders consistently mark down the value of the underlying assets, a borrower can become subject to collateral calls, which can have a significant impact on liquidity. Similarly, if interest rates increase significantly, the borrowing cost under the short term warehouse agreement may also increase while the interest rate on the assets securing the loan may not increase at the same time or to the same degree. Real property acquisitions are financed with intermediate or long-term mortgages with banks and other financial institutions.

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

         Fluctuations in interest rates will continue to impact our net interest income to the extent our fixed rate assets are funded by variable rate debt or variable rate assets reprice on a different schedule or in relation to a different index than our floating rate debt which in turn could impact potential returns to shareholders. See "Item 7A - Qualitative and Quantitative Disclosure about Market Risk." The flexibility in our leverage is dependent upon, among other things, changes in interest rates, changes in market spreads, or decreases in credit quality of underlying assets. In such circumstances, we would be required to provide additional collateral in connection with our short-term, floating-rate borrowing facilities. During the three months ended December 31, 1998, we were required to and did fund requests by our lenders for additional collateral calls under our outstanding repurchase agreements collateralized by securities available for sale. For additional information with respect to our monthly mark-to-market of its securities available for sale portfolio, see "Changes in Financial Condition - Securities Available for Sale."

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

         Mortgage-backed securities which are subject to repurchase agreements, as well as loans and real estate which secure other indebtedness, periodically are revalued by the lender, and a decline in such value may result in the lender requiring us to provide additional payments or collateral to secure the indebtedness. As of December 31, 1998, the Company had approximately $205.6 million of indebtedness under the terms of which the lender could request additional collateral if the value of the underlying collateral declined. In August and September of 1998, the Company received collateral calls of $ 16.5 million, of which $7.3 million, $6.6 million, and $2.6 million were from affiliates of Credit Suisse First Boston Corporation, Salomon Smith Barney Inc and Bear Stearns & Co., Inc., respectively, which were generally paid in cash. In addition, in October 1998, at the request of the lenders, the Company repaid borrowings of $146.3 million, of which $124.9 million, $13.6 million, and $7.8 million were from affiliates of Credit Suisse First Boston Corporation, Salomon Smith Barney Inc and Bear Stearns & Co., Inc., respectively, from the sale of mortgage-backed securities and loans. Though the Company believes that the likelihood of further declines in asset values has decreased, the Company is seeking to maintain a larger cash position and more unencumbered assets to deal with future potential collateral calls. In addition, the Company is seeking to refinance some of this short term indebtedness with longer term indebtedness which would not be subject to the same collateral calls.

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

         Based on our monthly interest and other expenses, monthly cash receipts and collateral calls through December 31, 1998, we believe that our existing sources of funds will be adequate for purposes of meeting our short-term liquidity needs. There can be no assurance that this will be the case, however. Material increases in interest expense from variable rate funding sources, collateral calls, or material decreases in monthly cash receipts, generally would negatively impact our liquidity. On the other hand, material decreases in interest expense from variable rate funding sources or in collateral calls generally would positively affect our liquidity. There can be no assurance that our lenders will not change material terms of these lending arrangements, including, but not limited to advance rates and interest rates. For our longer term liquidity requirements, the Company believes that its principal source of liquidity will be maturities and principal payments on loans and securities and proceeds from the sales thereof. In addition, the Company may seek to obtain longer term financing to replace certain of its short term borrowings incurred in respect of its mortgage-backed securities portfolio. If our lenders determine that the mortgage-backed securities securing their short term borrowings have declined in value and issue additional collateral calls, both our short-term and our long-term liquidity could be affected. In addition, increases in monthly interest expense or decreases in monthly payments on our loans and securities could have a negative impact on both our short-term and our long-term liquidity.

OTHER - YEAR 2000 COMPLIANCE

         Many existing computer software programs and other technologically dependent systems use two digits to identify the year in date fields and, as such, could fail or create erroneous results by or at the Year 2000. We and our Manager and Servicers utilize a number of technologically dependent systems to operate, service mortgage loans and manage mortgage assets. Our Manager and Servicers formed a committee to address year 2000 issues ("the Committee") that reports directly to WFSG's executive committee. The Committee is headed by WFSG's Chief Information Officer and includes representatives from across departments within the Manager and Servicers as well as our management.

         The Committee established and completed a project plan with respect to Year 2000 readiness. In the first phase of the project, the Committee conducted an inventory of all systems for the Manager and Servicers, classifying each as either "critical" or "non-critical". For systems deemed "critical", the Committee developed detailed test plans and created separate Year 2000 test environments. After the testing phase, in which Year 2000 issues were identified, phases of resolution, retesting, implementation and certification were completed.

         The Manager and Servicers began testing of all critical systems in 1997 and completed all necessary testing of such systems, including both systems supplied by outside vendors and internally developed systems, by the end of February 1999. In each case, issues which were identified were resolved. Changes which resulted from testing were coded, retested and implemented and moved into production. Following these phases, each department's executive management certified that their staff had tested critical code and deemed it adequate. In addition, for all critical systems supplied by outside vendors, the Committee obtained a written certification from the vendor that the applicable package is "Year 2000 compliant". With respect to non-critical systems supplied by outside vendors, the Committee has consulted substantially all of the vendors' Internet sites and has obtained copies of Year 2000 compliance certifications from those sites. All phases of the Committee's Year 2000 readiness project were completed by the end of April 1999. As a result, WRSC's management believes that the Company is Year 2000 compliant in all material respects.

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

         Our most likely worst case Year 2000 scenario would be one in which the Servicers are unable to perform necessary loan servicing activities. To the extent the loan servicing system is not Year 2000 compliant, the ability to service loans would be in jeopardy. This, in turn, would limit the collections of payments on mortgage loans, which would, further, hinder the Company's ability to meet its own debt service and other cash requirements. Although the Manager and the Company do not believe that it is reasonably likely that the Year 2000 date change will cause such a scenario to occur, the Committee has developed a contingency plan with procedures for manual loan servicing, for up to a week, should the loan servicing system cease to be operational. The loan servicing system was developed internally, and the Manager has advised us that it believes that, in the event of an unexpected Year 2000 issue, the source of the issue could be isolated, and the issue could be corrected, rapidly by the Manager's existing staff without significant cost. Accordingly, we do not believe that such a failure of the loan servicing system would result in any material loss of revenue or have any other material impact on the Company.

         Based on the results of Committee's Year 2000 readiness project, we are confident that the Manager and Servicers are appropriately addressing the Year 2000 issues. Critical IT systems supplied by outside vendors have undergone testing not only by the Manager and Servicers, but by other customers of the vendors as well. WCC's loan servicing system is an internally developed system and therefore, information technology personnel are very familiar with the system and believe their efforts will have favorable results.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

         We attempt to control risks associated with interest rate movements. In general, the Manager's strategy for the Company is to limit our exposure to earnings variations and variations in the value of assets and liabilities as interest rates change over time. Our asset and liability management strategy is formulated and monitored by WRSC regularly to review, among other things, the sensitivity of our assets and liabilities to interest rate changes, the book and market values of assets and liabilities, unrealized gains and losses, including those attributable to hedging transactions, purchase and securitization activity, and maturities of investments and borrowings.

         The following tables quantify the potential changes in net interest income and net portfolio value should interest rates go up or down (shocked) by 100 to 400 basis points, assuming the yield curves of the rate shocks will be parallel to each other. Net portfolio value is calculated as the sum of the value of off-balance sheet instruments and the present value of cash in-flows generated from interest-earning assets net of cash out-flows in respect of interest-bearing liabilities. The cash flows associated with the loan portfolios and securities available for sale are calculated based on prepayment and default rates that vary by asset. Projected losses, as well as prepayments, are generated based upon the actual experience with the subject pool, as well as similar, more seasoned pools. To the extent available, loan characteristics such as loan-to-value ratio, interest rate, credit history and product types are used to produce the projected loss and prepayment assumptions that are included in the cash flow projections of the securities. The following tables apply the U.S. Treasury yield curve generally for assets and LIBOR for repurchase agreement liabilities and assume a uniform change in both rates. The tables assume that changes in interest rates occur simultaneously. The tables also reflect that the Company has a significant exposure to LIBOR rates since its short term repurchase agreement borrowings are generally based on LIBOR rates. Actual results could differ significantly from those estimated in the tables.


                               Projected Percent Change In
-------------------------------------------------------------------------------------

  Change in Interest Rates (1)        Net Interest Income         Net Portfolio Value
-------------------------------------------------------------------------------------

        -400 Basis Points                    35.2%                       19.4%
        -300 Basis Points                    26.4%                       14.7%
        -200 Basis Points                    17.6%                        9.9%
        -100 Basis Points                     8.8%                        5.0%
         0 Basis Points                       0.0%                        0.0%
        100 Basis Points                     -8.8%                       -5.0%
        200 Basis Points                     -17.6%                      -9.9%
        300 Basis Points                     -26.4%                      -14.7%
        400 Basis Points                    - 35.2%                      -19.6%


----------------
(1) Assumes that uniform changes occur instantaneously in both the yield on 10-year U.S. Treasury notes and the interest rate applicable to U.S. dollar deposits in the London interbank market.



  Change in Interest Rates         Change in Monthly                Change In
             (1)                  Net Interest Income          Net Portfolio Value
-------------------------------------------------------------------------------------

      -400 Basis Points                 $211,268                    $9,067,718
      -300 Basis Points                 $158,451                    $6,901,965
      -200 Basis Points                 $105,634                    $4,649,988
      -100 Basis Points                 $52,817                     $2,336,204
       0 Basis Points                      --                             --
      100 Basis Points                 $(52,817)                   $(2,332,996)
      200 Basis Points                 $(105,634)                  $(4,642,616)
      300 Basis Points                 $(158,451)                  $(6,888,529)
      400 Basis Points                 $(211,268)                  $(9,195,888)


---------------
(1) Assumes that uniform changes occur instantaneously in both the yield on 10-year U.S. Treasury note and the interest rate applicable to U.S. dollar deposits in the London interbank market.


         The following table sets forth information as to the type of funding used to finance the Company's assets as of June 30, 1999. As indicated in the table, a large percentage of the Company's fixed rate assets are financed by floating rate liabilities and the Company's variable rate assets are generally funded by variable rate liabilities which use the same index.

                             ASSETS AND LIABILITIES
                               AS OF JUNE 30, 1999


Interest Bearing Assets                      Basis Amount     Coupon Type          Liability         Type
-----------------------                      ------------     -----------          ---------         ----

Fixed Assets, Financed Floating            $ 138,462,474        Fixed            $ 122,091,493    1-month LIBOR
Fixed Assets, No Financing                 $  13,172,571        Fixed            $          --        None
Floating Assets, Financed                  $  25,000,000    1-month Libor        $  21,250,000    1-month LIBOR
Floating

                  Sub-total                $ 176,635,045                         $ 143,341,493

OTHER ASSETS
Investments in Real Estate                 $  78,317,443         N/A             $  73,997,190        Fixed
Cash and Tresury Bills                     $  18,117,926         N/A             $          --        None
Investments in WFSG                        $  12,288,926         N/A             $          --        None

                  Sub-total                $ 108,724,295                         $  73,997,190

LIABILITY ONLY
Dividends                                  $          --                         $   4,600,000        Fixed
                  Sub-total                $          --                         $   4,600,000

------------------------------------------------------------------------------------------------------------
                  GRAND TOTAL              $ 285,359,340                         $ 221,938,683
------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------

         Asset and liability management involves managing the timing and magnitude of the repricing of assets and liabilities. It is the objective of the company to attempt to control risks associated with interest rate movements. In general, the manager's strategy for the company is to match asset and liability balances within maturity categories to limit the company's exposure to earnings variations and variations in the value of assets and liabilities as interest rates change over time.

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

          Methods for evaluating interest rate risk include an analysis of the company's interest rate sensitivity "gap," which is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities. A gap is considered negative when the amount of interest-rate sensitive liabilities exceeds interest-rate sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income, while a positive gap would tend to result in an increase in net interest income. During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to affect net interest income adversely. Since different types of assets and liabilities with the same or similar maturities may react differently to changes in overall market rates or conditions, changes in interest rates may affect net interest income positively or negatively even if an institution were perfectly matched in each maturity category.

         The following tables set forth the estimated maturity or repricing of the company's interest-earning assets and interest-bearing liabilities at December 31, 1998 and at June 30, 1999.

                             AS OF DECEMBER 31, 1998
                             -----------------------
                             (Dollars in thousands)



                                                         Within      4 to 12    One Year to   More than
                                                        3 months      Months      3 Years      3 Years      TOTAL
--------------------------------------------------------------------------------------------------------------------

INTEREST SENSITIVE ASSETS(1):
-----------------------------
CASH AND CASH EQUIVALENTS                               $    4,782                                        $    4,782
SECURITIES AVAILABLE FOR SALE                                          47,413                    111,325     158,738
LOANS(2)                                                   114,068        117           312        1,131     115,628
DUE FROM AFFILIATES                                         12,352                                            12,352
                                                        ------------------------------------------------------------
TOTAL RATE SENSITIVE ASSETS                             $  131,202  $  47,530      $    312    $ 112,456  $  291,500
                                                        ------------------------------------------------------------
                                                        ------------------------------------------------------------

INTEREST SENSITIVE LIABILITIES:
-------------------------------
REVERSE REPURCHASE AGREEMENTS                           $  181,557                                        $  181,557
NOTES PAYABLE                                               42,209                                            42,209
BORROWING ON REAL ESTATE(4)                                     --                    1,093       59,484      60,577
DUE TO AFFILIATES                                           11,698                                            11,698
DIVIDENDS PAYABLE                                                       4,600                                  4,600
                                                        ------------------------------------------------------------
TOTAL RATE SENSITIVE LIABILITIES                        $  235,464  $   4,600      $  1,093    $  59,484  $  300,641
                                                        ------------------------------------------------------------
                                                        ------------------------------------------------------------

INTEREST RATE SENSITIVITY GAP                            (104,263)     42,930         (781)       52,972
CUMULATIVE INTEREST RATE SENSITIVITY GAP                 (104,263)   (61,332)      (62,113)      (9,141)
CUMULATIVE INTEREST RATE SENSITIVITY GAP AS A                 -36%       -21%          -21%          -3%
PERCENTAGE OF TOTAL RATE-SENSITIVE ASSETS


----------------
(1)  Real estate property holdings are not considered interest rate sensitive.
(2) Amortizing fixed rate loans are assumed to prepay at a Constant Prepayment Rate ("CPR") of 10%.


                               AS OF JUNE 30, 1999
                             ----------------------
                             (Dollars in thousands)


                                                         Within      4 to 12    One Year to     More than
                                                        3 months      Months      3 Years        3 Years    TOTAL
----------------------------------------------------------------------------------------------------------------------
INTEREST SENSITIVE ASSETS(1):
-----------------------------
CASH AND CASH EQUIVALENTS                               $   9, 223                                          $    9,223
SECURITIES AVAILABLE FOR SALE(2)                                        52,385                     68,150      120,535
LOANS(3)                                                    26,054          79           211        5,763       32,107
DIP LOAN                                                        --                                  5,000        5,000
NOTE RECEIVABLE - WFSG                                          --                                  5,763        5,763
                                                        --------------------------------------------------------------
TOTAL RATE SENSITIVE ASSETS                             $   35,227   $  52,464     $     211    $  84,676    $ 172,628
                                                        --------------------------------------------------------------
                                                        --------------------------------------------------------------

INTEREST SENSITIVE LIABILITIES:
-------------------------------
REVERSE REPURCHASE AGREEMENTS                           $  119,262                                           $ 119,262
NOTES PAYABLE                                               23,062      18,130                                  41,192
BORROWING ON REAL ESTATE(4)                                     --       1,087            --       54,777       55,864
DIVIDENDS PAYABLE                                            4,600                                               4,600
                                                        --------------------------------------------------------------
TOTAL RATE SENSITIVE LIABILITIES                        $  146,924   $  19,217            --    $  54,777   $  220,918
                                                        --------------------------------------------------------------
                                                        --------------------------------------------------------------

INTEREST RATE SENSITIVITY GAP(4)                         (111,647)      33,247           211       29,899
CUMULATIVE INTEREST RATE SENSITIVITY GAP                 (111,647)    (78,400)      (78,189)     (48,290)
CUMULATIVE INTEREST RATE SENSITIVITY GAP AS A                 -65%        -45%          -45%         -28%
PERCENTAGE OF TOTAL RATE-SENSITIVE ASSETS


----------------

(1)  Real estate property holdings are not considered interest rate sensitive.

(2)  Includes treasury bills maturing in October 1999.

(3)  Amortizing fixed rate loans are assumed to prepay at a CPR of 10%.

(4) Includes borrowings of $24.0 million related to mortgage-backed security assets sold in June 1999 but which settle in July 1999. Adjusting for the paydown of these borrowings upon settlement, cumulative interest rate sensitivity gap percentages for the periods presented would have been -51%, -32%, -31% and -14%, respectively

         The following table sets forth, as of June 30, 1999, the extent to which the Company's fixed rate assets are funded by floating rate debt.


Interest Bearing Assets                 Basis Amount      Coupon Type         Liability        Type
-----------------------                -------------      -----------       -------------     -------

Fixed Assets, Financed Floating        $13`8,462,474         1Fixed         $ 122,091,493      1 mo.
                                                                                               LIBOR
Fixed Assets, No Financing             $  13,172,571         Fixed          $       -           None
Floating Assets, Financed              $  25,000,000      1 mo. LIBOR       $  21,250,000      1 mo.
Floating                                                                                       LIBOR
                  Sub-total            $ 176,635,045                        $ 143,341,493
OTHER ASSETS
------------
Investments in Real Estate             $  78,317,443          N/A           $  73,997,190      Fixed
Cash & T-Bills                         $  18,117,926          N/A           $       -           None
Investments in WFSG                    $  12,288,926          N/A           $       -           None
                  Sub-total            $ 108,724,295                        $  73,997,190
LIABILITY ONLY
--------------
Dividends                              $   -                                $   4,600,000      Fixed
                  Sub-total            $   -                                $   4,600,000

------------------------------------------------------------------------------------------
                  GRAND TOTAL          $ 285,359,340                        $ 221,938,683
------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------


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

                  ANDREW A. WIEDERHORN, age 33, has been the Chairman of the Board of Directors and Chief Executive Officer of the Company since its formation. Mr. Wiederhorn also serves as Treasurer and Secretary. Mr. Wiederhorn is also the Chairman of the Board of Directors, Chief Executive Officer, Secretary, Treasurer and a director for both WRSC and WFSG. In 1987 Mr. Wiederhorn founded WCC and continues to serve as the Chief Executive Officer of WCC and certain of its affiliates. Mr. Wiederhorn received his B.S. degree in Business Administration from the University of Southern California.

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

         The following Performance Graph covers the period beginning April 6, 1998 when our Common Stock was first traded on the NASDAQ Stock Market through December 31, 1998. The graph compares the shareholder return on the Company's Common Stock to the Standard & Poor's 500 Stock Index ("S&P 500") and a peer group of companies ("PGI").

                                   [GRAPH]




                         1998 Measurement Period (1)(2)

                                                                       April 6,        December 31,
                                                                         1998              1998
                                                                      ---------        ------------

Company.............................................................. $ 100.00         $    18.56
PGI(3)............................................................... $ 100.00         $    44.96
S&P 500.............................................................. $ 100.00         $   110.93


---------------
(1) Assumes all distributions to stockholders are reinvested on the payment dates.
(2) Assumes $100 invested on April 6, 1998 in our Common Stock, the S&P 500 Index and the PGI.
(3) The companies included in the PGI are Ocwen Asset Investment Corp., Anthracite Capital, Resource Asset Investment Trust, Impac Commercial Holdings Inc., Imperial Credit Commercial Mortgage Investment Corp. and LASER Mortgage Management, Inc.


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


                                                                              Amount and
                                                                              Nature of
Name and Address of                                                           Beneficial              Percent of
Beneficial Owner(1)                                                          Ownership(2)                Class
-------------------                                                          ------------             -----------

Andrew A. Wiederhorn.....................................................        295,532       (3)        2.6
Lawrence A. Mendelsohn...................................................         58,338       (4)         *
Chris Tassos.............................................................         15,860       (5)         *
Bo G. Aberg..............................................................          2,016                   *
David C. Egelhoff........................................................         15,800       (6)         *
Jordan D. Schnitzer......................................................        316,780       (7)         *
Patrick Terrell..........................................................        150,000       (8)        1.3
Thomson Horstmann & Bryant, Inc..........................................      1,110,500       (9)        9.7
Value Partners, Ltd......................................................      1,000,000      (10)        8.7
Wilshire Financial Services Group, Inc...................................        990,000                  8.6
Wellington Management Company, LLP.......................................        964,000      (11)        8.4
Putnam Investments, Inc..................................................        845,000      (12)        7.3
DePrince, Race & Zollo, Inc..............................................        837,173      (13)        7.3
Kramer Spellman, L.P.....................................................        708,500      (14)        6.2
Howard Amster ...........................................................        632,200      (15)        5.5
All executive officers and directors as a group (7 persons)..............        854,326                  7.4



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

(8)  Includes 100,000 shares held by Mr. Terrell's spouse.

(9) Based upon information obtained from a Schedule 13G filed with the Securities and Exchange Commission on or about January 28, 1999

(10) Based upon information obtained from a Schedule 13D filed with the Securities and Exchange Commission on or about March 1, 1999. The Schedule 13G was filed on behalf of Value Partners, Ltd. ("Value Partners"), a Texas limited partnership, Ewing & Partners, a Texas general partnership and the general partner of Value Partners, and Timothy G. Ewing, the managing general partner of Ewing & Partners.

(11) Based upon information obtained from a Schedule 13G filed with the Securities and Exchange Commission on or about February 9, 1999.

(12) Based upon information obtained from a Schedule 13G filed with the Securities and Exchange Commission on or about February 11, 1999. The
     Schedule 13G was filed on behalf of Putnam Investments, Inc. ("PI"), a Massachusetts corporation and wholly-owned subsidiary of Marsh & McLennan Companies, Inc. ("M&MC"), a Delaware corporation, Putnam Investment Management, Inc., ("PIM"), a Massachusetts corporation, and The Putnam Advisory Company, Inc. ("PAC"), a Massachusetts corporation, and Putnam Capital Appreciation Fund (the "Fund"), a Massachusetts business trust, both of which are wholly-owned by PI. Both PIM and PAC have dispository power over the shares of Common Stock as investment managers, but each of the Fund's trustees have voting power over the shares held by the Fund, and PIC has shared voting power over the shares held by its institutional clients. M&MC and PI disclaim beneficial ownership of the shares of Common Stock.

(13) Based upon information obtained from a Schedule 13G filed with the Securities and Exchange Commission on or about February 12, 1999.

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

(15) Based upon information obtained from a Schedule 13G filed with the Securities and Exchange Commission on or about February 3, 1999. The
     Schedule 13G was filed on behalf of Howard Amster, Tamara F. Gould, Amster Trading Company, Amster Trading Company Charitable Remainder Unitrusts, Howard Amster and Tamara F. Gould Charitable Remainder Unitrust and Ramat Securities Ltd.

*  Less than one percent.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         CERTAIN RELATIONSHIPS; CONFLICTS OF INTEREST

 . During the year ended December 31, 1998, the Company purchased from WFSG, or wholly owned subsidiaries of WFSG, assets totaling approximately $198.8 million. The purchases were made on terms for which prices approximated market value determined with either dealer marks, third party appraisals or broker price opinions. The majority of the assets purchased from WFSG were in connection with the Company's initial public offering. The total assets purchased from WFSG consisted of $47.4 million of loans, $127.2 of mortgage-backed securities and $24.2 million of investment in real estate. During the year ended December 31, 1998, the Company purchased approximately $1.12 billion of assets of which approximately $198.8 million (or 17.7%) were purchased from WFSG or its affiliates.

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

         A conflict of interest also arose out of our status as a creditor of WFSG in connection with its debt restructuring. In addition to holding certain of WFSG's publicly traded notes, we had an outstanding receivable of approximately $17.0 million from WFSG, which bore interest at 13% per annum. WFSG incurred significant losses as a result of adverse market conditions in 1998 and on March 3, 1999 filed a prepackaged plan of reorganization (the "Restructuring Plan") with the U.S. Bankruptcy Court for the District of Delaware as part of a voluntary bankruptcy filing under Chapter 11 of the U.S. Bankruptcy Code. Prior to the solicitation of WFSG's Restructuring Plan, the unofficial note holders committee of WFSG (which did not include the Company) negotiated a compromise and settlement of the Company's claim against WFSG in respect of the $17.0 million receivable. The Company was represented by its independent directors in connection with the compromise and settlement negotiations. Under this compromise and settlement, if the Company funded the full amount of the debtor-in-possession facility described below, the Company would have received a new note for the full amount of the receivable which bears interest at 6% per annum, payable monthly in arrears and will be treated the same as the other holders of WFSG's 13% Series B Notes. The business decision to provide the debtor-in-possession facility was based on the independent directors' desire to obtain the best possible treatment for the Company's holdings of WFSG's 13% Series B Notes and the account receivable due from WFSG and the fact that the debtor-in-possession facility had priority as a matter of law and was fully secured by the stock of WFSG's healthy bank subsidiary. Without funding of the debtor-in-possession facility, it is unlikely that the Company would have received as favorable treatment for its investments. The new note would bear interest at 6%, and therefore, the carrying value of the receivable has been reduced by $5.9 million at December 31, 1998 to reflect the reduction in interest rate.

         The Restructuring Plan was approved by the court on April 12, 1999, and, on June 10, 1999, WFSG emerged from bankruptcy pursuant to the Restructuring Plan. As part of the Plan, during the quarter ended March 31, 1999, the Company agreed to provide WFSG with debtor-in-possession financing pursuant to which the Company agreed to lend up to $10.0 million (the "DIP Facility"). The DIP Facility bears interest at a rate of 12% per annum and is secured by the stock of First Bank of Beverly Hills, FSB, WFSG's savings bank subsidiary. The DIP Facility matures on February 29, 2004 and repayment is made through fully amortizing principal and interest payments commencing on February 29, 2000. Prior to February 29, 2000, only interest payments are required. The Company loaned $5.0 million under the DIP Facility on March 3, 1999 and did not provide WFSG with the remaining balance. Accordingly, under the agreement negotiated by the Company's Independent Directors with WFSG and its creditors, 50%, or approximately $8.5 million, of WFSG's obligation was treated pari passu with the claims of WFSG's noteholders and converted, together with approximately $21.4 million (in principal plus accrued but unpaid interest) of WFSG's 13% Series B Notes, to 2,874,791 shares of newly issued common stock of WFSG on June 10, 1999, the effective date of the Restructuring Plan. As of June 10, 1999, the Company estimates the book value of such shares to be approximately $8.7 million. Additionally, on the effective date of the Restructuring Plan, the Company acquired approximately $8.5 million in principal amount of WFSG's 6% Convertible PIK Notes due 2006 (the "New Notes") in exchange for the remaining 50% of the $17.0 million intercompany receivable owed by WFSG to the Company. The Company may elect to convert the New Notes into new common stock of WFSG upon receipt of a notice of redemption of the New Notes by WFSG.

         We also receive regular payments from WCC and an affiliate of WFSG that services our European assets, in connection with the servicing they perform for us, and make payments to them of servicing fees and reimbursement for certain expenses. For the year ended December 31, 1998, the servicing fees and reimbursement for expenses paid to WCC and such affiliate of WFSG were $690,722 and $500,082, respectively. These payments are made at market rates pursuant to a servicing agreement which was entered into prior to our initial public offering and following extensive negotiations with the underwriters. During the adverse market conditions in the third and fourth quarters of 1998, we also borrowed approximately $24.4 million at a rate of 13% from WCC to meet margin calls (approximately $14.6 million) and invest in loans and properties (approximately $9.8 million). In connection with the restructuring of WCC's debt, we paid $15 million to WCC, consisting of a payment of amounts owed by the Company to WCC of $11.8 million and the prepayment of $3.2 million of future servicing fees for a release of a guarantee by the Company of $35 million of WCC's indebtedness and of any and all claims against us. At December 31, 1998, we had approximately $3.2 million of prepaid future servicing fees with WCC. However, this figure is disputed by the noteholders of WFSG, which claim that the amount owed to WCC was approximately $900,000 higher thereby reducing the amount of the prepayment credit to $2.3 million.

         During the year ended December 31, 1998, in connection with borrowings by WCC (a portion of the proceeds of which were used to finance prior loans to the Company from WCC) WFSG and the Company jointly and severally guaranteed $35 million of indebtedness owed by WCC to an unaffiliated third party lender. The Company believes that the

Company's guarantee of WCC's indebtedness was in the best interests of the Company in order to help maintain WCC as a viable servicer.

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

                  (ii) Report on Form 8-K/A dated September 21, 1998, filed November 4, 1998, containing pro forma financial information concerning a loan pool purchased on September 29, 1998 from Salomon Smith Barney Inc, reported under Item 2 of the Report on Form 8-K filed October 14, 1998.

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

                          INDEX TO FINANCIAL STATEMENTS


                                                                                                           Page
                                                                                                           ----


Report of Independent Public Accountants.................................................................. F-2
Consolidated Financial Statements
         Consolidated Statement of Financial Condition                                                     F-3
                  December 31, 1998.......................................................................
         Consolidated Statement of Operations for the year ended                                           F-4
                  December 31, 1998.......................................................................
         Consolidated Statement of Changes in Stockholders' Equity for the year ended                      F-5
                  December 31, 1998.......................................................................
         Consolidated Statement of Cash Flows for the year ended                                           F-6
                  December 31, 1998.......................................................................
         Notes to Consolidated Financial Statements....................................................... F-7


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of
                  Wilshire Real Estate Investment Trust Inc:

                  We have audited the accompanying consolidated statement of financial condition of Wilshire Real Estate Investment Trust Inc. and Subsidiaries (the "Company") as of December 31, 1998, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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



                                      /S/   ARTHUR ANDERSEN LLP

Los Angeles, California
March 19, 1999

           WILSHIRE REAL ESTATE INVESTMENT TRUST INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                                DECEMBER 31, 1998
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)



ASSETS
           Cash and cash equivalents................................................................          4,782
           Securities available for sale, at fair value.............................................        158,738
           Loans held for sale, net.................................................................         44,006
           Loans, net...............................................................................         69,124
           Discounted loans, net....................................................................          2,498
           Investments in real estate, net..........................................................         85,005
           Due from affiliates......................................................................         12,352
           Accrued interest receivable..............................................................          1,939
           Other assets.............................................................................          2,673
                                                                                                      -------------
           Total assets.............................................................................        381,117
                                                                                                      -------------
                                                                                                      -------------
LIABILITIES AND STOCKHOLDERS' EQUITY
           Liabilities:
           Short-term borrowings....................................................................  $     223,766
           Other borrowings.........................................................................         60,577
           Accounts payable and accrued liabilities.................................................          8,033
           Due to affiliates........................................................................         11,698
           Dividend payable.........................................................................          4,600
                                                                                                      -------------
                 Total liabilities..................................................................        308,674
                                                                                                      -------------
                                                                                                      -------------
Commitments and Contingencies (see Note 14)

Stockholders' Equity:
Preferred stock, $.0001 par value; 25,000,000 shares authorized; no shares
           issued and outstanding...................................................................             --
Common stock, $.0001 par value; 200,000,000 shares authorized; 11,500,000
           shares issued and outstanding............................................................             --
Additional paid-in capital..........................................................................        166,980
Accumulated deficit.................................................................................        (64,093)
Accumulated other comprehensive loss................................................................        (30,445)
                                                                                                      -------------
           Total stockholders' equity...............................................................         72,443
                                                                                                      -------------
           Total liabilities and stockholders' equity...............................................  $     381,117
                                                                                                      -------------
                                                                                                      -------------


        The accompanying notes are an integral part of this consolidated financial statement.

           WILSHIRE REAL ESTATE INVESTMENT TRUST INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 1998
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


Net Interest Income:
           Loans held for sale, loans and discounted loans.................................... $     10,838
           Securities.........................................................................       15,709
           Other investments..................................................................        1,145
                                                                                               ------------
                    Total interest income.....................................................       27,692
           Interest expense...................................................................       13,608
                                                                                               ------------
                    Net interest income before provision for loan losses......................       14,084
           Provision for loan losses..........................................................       11,842
                                                                                               ------------
                    Net interest income after provision for loan losses.......................        2,242
                                                                                               ------------

Real Estate Operations:
           Operating income...................................................................        4,939
           Operating expense..................................................................         (345)
                Interest expense..............................................................       (2,853)
           Depreciation ......................................................................         (963)
                                                                                               ------------
                    Total real estate operations..............................................          778
                                                                                               ------------

Other Operating Income (Loss):
           Market valuation losses and impairments............................................      (54,822)
           Gain on sale of securities.........................................................          943
           Gain on sale of loans..............................................................        1,320
           Gain on foreign currency translation...............................................           23
                                                                                               ------------
                    Total other operating loss................................................      (52,536)
                                                                                               ------------

Operating Expenses:
           Management fees paid to affiliate..................................................        3,179
           Servicing fees paid to affiliate...................................................          691
           Loan expenses paid to affiliate....................................................          500
           Other..............................................................................        2,502
                                                                                               ------------
                    Total operating expenses   ...............................................        6,872
                                                                                               ------------
NET LOSS......................................................................................     $(56,388)
                                                                                               ------------
                                                                                               ------------

BASIC AND DILUTED NET LOSS PER SHARE..........................................................      (4.94)
WEIGHTED AVERAGE SHARES OUTSTANDING...........................................................   11,421,933


        The accompanying notes are an integral part of this consolidated financial statement.

           WILSHIRE REAL ESTATE INVESTMENT TRUST INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                      FOR THE YEAR ENDED DECEMBER 31, 1998
                             (DOLLARS IN THOUSANDS)


                                                                                                      Accumulated
                                                Common  Stock            Additional                      Other
                                          ------------------------        Paid-In-     Accumulated   Comprehensive
                                            Shares          Amount         Capital       Deficit         Loss              Total
                                          ----------        ------      ----------     -----------   -------------       ---------

Initial capital .................               --           $--         $      2        $   --           $   --         $       2
Issuance of common stock ........         11,500,000           1          166,978            --               --           166,979
Comprehensive loss:
  Net loss ......................               --            --             --           (56,388)            --           (56,388)
  Other comprehensive loss:
    Foreign currency translation                                                                                (7)             (7)
    Unrealized holding losses on                --            --             --              --            (67,817)        (67,817)
    securities available for sale

Reclassification adjustment
    for losses on securities
     included in net loss........               --            --             --              --             37,379          37,379
                                                                                                                         ---------
Total comprehensive loss ........               --            --             --              --               --           (86,833)
Dividends declared ..............               --            --             --            (7,705)            --            (7,705)
                                          ----------        ------      ----------     -----------   -------------       ---------
Balance at December 31, 1998 ....         11,500,000         $ 1         $166,980        $(64,093)        $(30,445)      $  72,443
                                          ----------        ------      ----------     -----------   -------------       ---------
                                          ----------        ------      ----------     -----------   -------------       ---------



        The accompanying notes are an integral part of this consolidated financial statement.

           WILSHIRE REAL ESTATE INVESTMENT TRUST INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 1998
                             (DOLLARS IN THOUSANDS)


CASH FLOWS FROM OPERATING ACTIVITIES:
       Net loss....................................................................................        $ (56,388)
      Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
           Depreciation............................................................................              963
           Amortization of premiums and accretion of discounts, net................................           (1,322)
           Provision for loan losses...............................................................           11,842
           Market valuation losses and impairments.................................................           54,822
           Gain on sale of securities..............................................................             (943)
           Gain on sale of loans...................................................................           (1,320)
           Change in:
                 due from affiliate, net...........................................................           (6,591)
                 Accrued interest receivable.......................................................           (1,939)
                 Other assets......................................................................           (2,673)
           Accounts payable and accrued liabilities................................................            8,033
                                                                                                           ---------
           Net cash provided by operating activities...............................................            4,484
                                                                                                           ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of securities available for sale....................................................         (365,919)
      Repayments of securities available for sale..................................................            5,517
      Proceeds from sale of securities available for sale..........................................          133,327
      Purchase of loans and loans held for sale....................................................         (659,530)
      Principal repayments on loans and loans held for sale........................................           17,882
      Purchase of discounted loans.................................................................          (13,389)
      Principal repayments on discounted loans.....................................................            4,025
      Proceeds from sale of loans..................................................................          515,386
      Investments in real estate...................................................................          (85,648)
      Other........................................................................................              428
                                                                                                           ---------
      Net cash used in investing activities........................................................         (447,921)
                                                                                                           ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from short-term borrowings..........................................................          529,851
      Repayments on short-term borrowings..........................................................         (306,085)
      Proceeds from securitized mortgage obligations...............................................          372,318
      Repayment of securitized mortgage obligations................................................         (372,318)
      Proceeds from other borrowings...............................................................           60,940
      Repayments on other borrowings...............................................................             (363)
      Dividend payments on common stock............................................................           (3,105)
      Proceeds from issuance of common stock.......................................................          166,981
                                                                                                          ----------
           net cash provided by financing activities...............................................          448,219
                                                                                                          ----------
NET INCREASE IN CASH AND CASH EQUIVALENTS..........................................................            4,782
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD...................................................               --
                                                                                                           ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD.........................................................        $   4,782
                                                                                                           ---------
                                                                                                           ---------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION--
           Cash paid for interest..................................................................        $ 12,655
           Cash paid for taxes.....................................................................        $     --

NONCASH FINANCING AND INVESTING ACTIVITIES
           Common stock dividend declared but not paid.............................................        $  4,600
           Additions to investment in real estate acquired in settlement of loans..................        $    348
                             WILSHIRE REAL ESTATE INVESTMENT TRUST INC. AND SUBSIDIARIES



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

           As a result, the Company, during the fourth quarter of 1998, sold approximately $586.8 million of its loans and mortgage-backed securities in order to meet collateral calls, and reduce outstanding debt. The Company reflected write-downs of these assets to the amount realized upon disposition as "market valuation losses and impairments" (see Note 3) in determining net loss for 1998. Had the Company not been forced to sell these assets, but rather held these assets until market conditions stabilized, management believes the Company's losses would have been far less severe.

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

NOTE 3 -- MARKET VALUATION LOSSES AND IMPAIRMENTS

           As noted above, during the fourth quarter of 1998, the Company sold a significant amount of its loans and mortgage-backed securities to meet collateral calls and increase liquidity. The declines in values on the assets included in these sales have been recognized as market valuation losses and impairments in determining net loss for the year ended December 31, 1998. In addition, the Company has also evaluated the impact of the current market conditions on the remainder of its mortgage-backed and other securities portfolio and reflected in market valuation losses and impairments any impairments which have been deemed to be other than temporary. The evaluation of other than temporary impairment considers the magnitude and trend in the decline of the market value of securities, and the Company's ability to collect all amounts due according to the contractual terms. If future market conditions continue to negatively impact the value of these assets, additional other than temporary impairments may be incurred.

           During the fourth quarter of 1998, primarily as a result of collateral calls, the Company sold loans for proceeds of $470.6 million and mortgage-backed securities for proceeds of $116.2 million. As a result of these sales, short-term borrowings were reduced by $202.5 million and securitized mortgage obligations of $372.3 million were eliminated.

           Total market valuation losses and impairments recorded in earnings for the year ended December 31, 1998 were $54.8 million. Of this amount, $15.9 million relates to the sales of $116.2 million of mortgage-backed securities and $16.5 million relates to the sales of $470.6 million of loans. Additionally, $22.4 million relates to market valuation losses and

           WILSHIRE REAL ESTATE INVESTMENT TRUST INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

impairments for other than temporary impairment of mortgage-backed securities and other securities (primarily WFSG 13% Series B Notes-See Note 12) not sold as of December 31, 1998.

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

           SECURITIES AVAILABLE FOR SALE - Securities available for the sale include mortgage-backed securities and other securities that are designated as assets available for sale because the Company does not intend to hold them to maturity. Securities available for sale are carried at fair value with the net unrealized gains or losses reported in accumulated other comprehensive loss, which is included as a separate component in the statement of changes in stockholders' equity. Other than temporary declines in the carrying value of securities, if any, are charged to earnings and the basis of each security is adjusted, accordingly. At disposition, the realized net gain or loss is included in earnings on a specific identification basis. The amortization of premiums and accretion of discounts are computed using the interest method after considering actual and estimated prepayment rates, if applicable. Actual prepayment experience is periodically reviewed and effective yields are recalculated when differences arise between prepayments originally anticipated and amounts actually received plus anticipated future prepayments. The Company considers securities available for sale to be impaired if the Company is unable to demonstrate the ability to hold such asset to maturity or the anticipated cash flows on such asset are not expected to exceed the Company's amortized basis in such asset. The Company currently believes that it has a reasonable expectation to recover its amortized basis in securities held for sale based on its post-impairment basis in these securities.

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



Buildings and improvements..............................  35 years
Tenant improvements.....................................  Lesser of lease term or useful life

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

           COMPREHENSIVE INCOME--In 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income", which requires companies to report all changes in equity during a period, except those relating to investment by owners and distributions to owners, in a financial statement for the period in which they are recognized. The Company has chosen to disclose comprehensive loss for the year ended December 31, 1998, which encompasses net loss, unrealized holding losses on available for sale securities during the year, realized gain/losses on available for sale securities, and Currency translation adjustments, on the face of the accompanying Consolidated Statement of Changes in Stockholders' Equity. Included within realized losses on available for sale securities are market valuation losses and impairments recognized during the year on these securities.

           INTEREST-RATE SWAPS--Interest-rate swap agreements used to manage interest-rate risk are treated, where appropriate, as hedges of specified assets or liabilities for accounting and tax purposes and are accounted for on a settlement basis. That is, the periodic net settlement with the counterparties to the swap agreements of the interest paid/received is recorded as an adjustment to interest income or expense derived from the hedged assets or liabilities. Any gain or loss generated by the early termination or sale of an interest rate swap agreement is deferred and recorded in the cost basis of the hedged item.

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

           During the fourth quarter of 1998, as a result of collateral calls caused by circumstances described in Note 2, the Company sold approximately $116.2 million of mortgage-backed securities. Based on the use of the current data in the valuation of its assets, the Company recorded a loss of $15.9 million as market valuation loss and impairment in earnings for the year ended December 31, 1998 to reflect the decline in the value of these assets. The Company also has provided, as of December 31, 1998, for an additional market valuation loss and impairment of $22.4 million for securities not sold as of December 31, 1998 based on a variety of factors.

           At December 31, 1998, securities available for sale were valued as follows:


                                                              Gross                   Gross
                                         Amortized          Unrealized             Unrealized
                                         Cost (1)             Gains                  Losses             Fair Value
                                        ----------           -------               ----------           ----------

Mortgage-backed securities........      $  179,243           $    98               $   30,536           $  148,805
Other securities..................           9,933                --                       --                9,933
                                        ----------           -------               ----------           ----------
                                        $  189,176           $    98               $    30,536          $  158,738
                                        ----------           -------               ----------           ----------
                                        ----------           -------               ----------           ----------

-----------------------

           WILSHIRE REAL ESTATE INVESTMENT TRUST INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(1) The amortized cost of the securities reflects the impairment adjustments deemed to be other than temporary as discussed in Note 3 above. The total amount of impairment write-downs of $22.4 million has been included in market valuation losses and impairments in the accompanying Consolidated Statement of Operations for the year ended December 31, 1998.

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

           Other securities available for sale consists of $20 million (face value) of 13% WFSG Series B Notes due in 2004 with a carrying value of $9.9 million at December 31, 1998, net of an impairment write down of $11.3 million, which is included in market valuation losses and impairments described above. As described above, WFSG and the unofficial committee of noteholders, representing a majority of the noteholders, have agreed to a restructuring of WFSG whereby the noteholders (including holders of WFSG's 13% Series B Notes) would exchange their notes for newly issued common stock in WFSG. Management's valuation of these note holdings of $9,933 as of December 31, 1998 is based on the Company's ratable portion of WFSG's estimated contemplated reorganization equity.

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

NOTE 7 - LOANS HELD FOR SALE, LOANS, AND DISCOUNTED LOANS

           The Company's loans are comprised of loans held for sale, loans, and discounted loans. Following is a summary of each loan category by type at December 31, 1998:


                                                                   Loans Held                                   Discounted
                                                                    for Sale                Loans                 Loans
                                                                  -----------            -----------           -----------

Unpaid principal balance of real estate loans:
           One to four units..............................         $       --            $       411             $     --
           Over four units................................                 --                     --                  337
           Commercial.....................................             49,725                 30,236                7,346
                                                                  -----------            -----------           -----------
           Total loans secured by real estate.............             49,725                 30,647                7,683
                                                                  -----------            -----------           -----------
Other (1) ................................................                 --                 39,316                   --
Less:
           Allowance for loan losses......................              5,594                    773                4,741
           Discount on purchased loans and
           deferred fees..................................                125                     66                  444
                                                                  -----------            -----------           -----------
                                                                   $   44,006              $  69,124            $   2,498
                                                                  -----------            -----------           -----------
                                                                  -----------            -----------           -----------


-----------------------------
(1) Includes $38,560 of securities under agreement to repurchase. On October 1, 1998, the counterparty filed a petition for reorganization under Chapter 11 in the United States Bankruptcy Court for the District of Oregon.

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


                                                                 Year Ended
                                                              December 31, 1998
                                                              -----------------

Balance, beginning of period.............................        $       --
Allocation of purchased loan discounts:
           At acquisition................................              7,416
           At disposition................................             (1,312)
Charge offs..............................................               (901)
Provision for loan losses................................              5,905
                                                                 -----------
Balance, end of period...................................        $    11,108
                                                                 -----------
                                                                 -----------


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

NOTE 8 - INVESTMENTS IN REAL ESTATE

           At December 31, 1998, the Company's investments in real estate were comprised of the following:


Commercial and Multi-family Real Estate:
Land.............................................................     $  26,338
Building and improvements........................................        58,856
Less: Accumulated depreciation...................................          (963)
                                                                      ---------
                                                                         84,231
Other real estate owned, net.....................................           774
                                                                      ---------
                                                                      $  85,005
                                                                      ---------
                                                                      ---------


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

NOTE 9 - SHORT-TERM BORROWINGS

           Short-term borrowings at December 31, 1998 include repurchase agreements, line of credit borrowings and other short-term borrowings. Proceeds from the various credit facilities are used primarily for the acquisition of mortgage-backed securities and loan pools. Following is information about short-term borrowings:


                                                                  Short -Term
                                                                   Borrowings
                                                                  ------------

Average balance during the period     ...................           $254,945
Highest amount outstanding during the period.............           $475,351
Average interest rate-during the period..................               7.2%
Average interest rate-end of period......................               7.6%



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

           A table summarizing the contractual repayment terms of other borrowings for each of next five years and the total thereafter is as follows:

           WILSHIRE REAL ESTATE INVESTMENT TRUST INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


                             Other
        Year              Borrowings
     ----------           ----------

        1999               $    554
        2000                 19,224
        2001                    659
        2002                    719
        2003                    785
     Thereafter              38,636
                           ---------
                           $ 60,577
                           ---------
                           ---------

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

NOTE 11 - DIVIDENDS PAYABLE

           On October 26, 1998, the Company revised the expected payment date of a $0.40 per share cash dividend payable on October 27, 1998 to shareholders of record on September 30, 1998 to January 27, 1999. On December 30, 1998, the Company announced that the status of the dividend payment would be reviewed in approximately three months from that date, and that there can be no assurance that the payment will be made at that time. The Company will pay interest, at the rate of 4% per annum, on the amount due calculated from the previously announced payment date through the date of the actual payment.

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

           On January 19, 1999, the Company entered into an agreement to provide a wholly owned subsidiary of WFSG interim financing in the amount of $5,000 (the "Interim Facility"). The Interim Facility bears interest at 12%. The Interim Facility is secured by the stock of First Bank of Beverly Hills, FSB, a second tier subsidiary of WFSG. In addition, on March 3, 1999, the Company entered into an agreement to provide WFSG with debtor-in-possession financing of $10,000 (the "DIP Facility"). The first proceeds of the DIP Facility are to be used to repay the Interim Facility. The DIP Facility bears interest at 12%. The DIP Facility is secured by the stock of First Bank of Beverly Hills, FSB. If WFSG identifies a new lender for the DIP Facility, subject to certain conditions, the Company agrees to subordinate the priority of its lien and right of repayment of the DIP Facility to the new lender. The Company acting through its independent directors agreed to make this loan in connection with its negotiation of the repayment of an account receivable from WFSG and to receive the same treatment as other noteholders with respect to its investment in WFSG's 13% Series B Notes. This loan allowed the Company to obtain more favorable treatment for its claims in respect of such receivable and notes. This loan had

           WILSHIRE REAL ESTATE INVESTMENT TRUST INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

priority as a matter of law over all of WFSG's other indebtedness and was secured by WFSG's interest in its healthy savings bank subsidiary.

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

           Prior to the solicitation of their reorganization plan, WFSG and the unofficial note holders committee negotiated a compromise and settlement of this claim held by the Company. Under this compromise and settlement, the Company will receive a new note which bears interest at 6% per annum, payable monthly in arrears. From the effective date of WFSG's confirmed reorganization ("Effective Date") plan to the first anniversary of the Effective Date of the reorganization plan, at the option of WFSG, interest payments may be payable in kind. Principal and all accrued but unpaid interest is due on the seventh anniversary of the Effective Date. At any time within 2 years after the Effective Date, WFSG has the right to settle the note receivable by paying the Company a discounted present value of the remaining scheduled interest and principal payments using a discount rate of 13.5%. Should WFSG choose to settle the note receivable, the Company has the option to convert the note receivable to common stock of WFSG. In recognition of this compromise, the Company's claim was discounted based upon the present value of amounts expected to be received by the Company over the seven year term, which resulted in a loss to the Company of $5,937. This amount has been included in provision for losses in the accompanying Consolidated Statement of Operations. The amount of this loss of $5,937 was calculated by management of the Company based upon the assumption that the claim of the Company will be paid over the original seven year term of the claim, which is currently the intention of WFSG. The Company determined that the receivable from WFSG was impaired, based on the agreed upon terms of its restructuring to a 6% PIK note receivable in connection with the restructuring of WFSG. The impairment was reasonably estimable by discounting the new terms of the note, including its 6% rate, by the 13% interest rate under the terms of the original note. To the extent that the claim is ultimately settled early by WFSG, as described above, or that management of the Company subsequently decides to convert the note receivable to common stock of WFSG, the amount the Company would receive for its claim may be different from the amounts reflected in the accompanying consolidated financial statements. Such adjustments, if any, would be recorded in the period that such events occur. Additionally, due to the pending bankruptcy proceedings of WFSG, there is a significant degree of uncertainty regarding the ultimate recovery by the Company of its claim. Therefore, additional losses may be recorded by the Company in future periods relating to the claims as this uncertainty is resolved. To the extent the Company ultimately receives the full amount of the claim, the loss of $5,937 referred to above would be recorded as income of the Company. To the extent the Company does not fund or only funds a portion of the DIP facility, a proportionate amount of the Company claim discussed above will be treated pari passu with the Old Notes and the amount of the new notes will be proportionately reduced. The Company recently received approval from the Court to fund and expects to fully fund the DIP facility.

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

NOTE 13-- INCOME TAX STATUS

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

           A reconciliation, stated as a percentage of pretax income, of the U.S. federal statutory rate to the effective tax rate on the loss from continuing operations is as follows:


U.S. federal statutory rate...............        (34.0)%
State taxes, net of federal benefit.......         (6.9)
Valuation allowance.......................         40.6
Other.....................................          0.3
                                                  -----
Effective tax rate .......................          -- %
                                                  -----
                                                  -----



           The tax effects of temporary differences and carryforwards resulting in deferred income taxes at December 31, 1998 are as follows:

           WILSHIRE REAL ESTATE INVESTMENT TRUST INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

Deferred Tax Asset:
           Loss carryforward..............       $ 33,978
           Other..........................          1,754
                                                 --------
                    Subtotal..............         35,732
                                                 --------
                                                 --------
Deferred Tax Liabilities:
Unrealized holding losses on
available for sale securities.............        (12,205)
           Other..........................           (412)
                                                 --------
                    Subtotal..............        (12,617)
                                                 --------
Valuation allowance.......................        (23,115)
                                                 --------
Net deferred tax asset....................      $      --
                                                 --------
                                                 --------


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

           At December 31, 1998, the Company was a party to a swap contract in connection with its investment in a commercial mortgage loan secured by real property in the United Kingdom ("UK"). The swap contract, which covers the approximate five year term of the asset and related financing, is intended to hedge the interest rate basis and currency exposure between UK LIBOR (the lending rate) and US LIBOR (the borrowing rate) payments, as well as the principal (notional) amount of the loan which, as of December 31, 1998, was $49.7 million. Under the terms of the agreement, the Company will settle in U.S. dollars. During the year ended December 31, 1998, the Company received $937,651 and paid 789,082 pounds sterling under the terms of the swap. The Company is also party to a five year swap in connection with its investment in real property in the UK. The notional amount is GBP 11,224,000 and has the financial impact of converting floating rate financing to a fixed rate of interest.

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

           A summary of the Company's stock options as of December 31, 1998, and changes during the period then ended is presented below:

           Additional information regarding options outstanding as of December 31, 1998 is as follows:


                                                                                                         Weighted Average
                                                                                                             Exercise
                                                                                 Shares                        Price
                                                                                ---------                ----------------

           Outstanding at beginning of period..............................            --                          --
           Granted.........................................................     1,168,500                      $15.89
           Forfeited.......................................................         3,000                       14.96
                                                                                ---------                      ------
           Outstanding at end of period....................................     1,165,500                      $15.89
                                                                                ---------                      ------
                                                                                ---------                      ------


                                                                                  Weighted
                                                                                   Average         Weighted Average
                        Range of                                                  Remaining            Exercise
                    Exercise Prices                                 Shares           Life               Price
                    ---------------                               ---------       ---------       -----------------

           $2.81 - 3.37.................................              9,500            10.00          $   3.08
           $11.28.......................................              3,000             9.75             11.28
           $16.00.......................................          1,150,000             9.25             16.00
           $18.63.......................................              3,000             9.50             18.63


           The Company applies Accounting Principles Board Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES," and related Interpretations in accounting for the Option Plan. Accordingly, no compensation expense has been recognized in the Consolidated Statement of Operations for grants under the Option Plan. Had compensation expense for the Company's Option Plan been determined based on the fair value at the grant date consistent with the methods of SFAS

           WILSHIRE REAL ESTATE INVESTMENT TRUST INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

SFAS No. 123 "Accounting for Stock Based Compensation", the Company's net loss and loss per share for the year ended December 31, 1998, would have been increased to the pro forma amounts indicated below:



           Net loss:
                    As reported...................................................  $(56,388)
                    Pro forma.....................................................  $(58,265)
           Net loss per common and common share equivalent:
                    Basic loss per share:
                         As reported..............................................  $  (4.94)
                         Pro forma................................................  $  (5.10)
                    Diluted loss per share:
                         As reported..............................................  $  (4.94)
                         Pro forma................................................  $  (5.10)


           There were no options granted in 1998 with exercise prices below the market value of the stock at the grant date. The weighted average fair value of options granted during 1998 was $3.80 For options with exercise prices exceeding the market price of the stock at the grant date. Fair values were estimated using the black-scholes option- pricing model with the following weighted average assumptions used: 1% dividend yield, expected volatility of 25%, risk-free interest rate of 5.0% And expected lives of three to five years.

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


                                                                                               December 31, 1998
                                                                                         ---------------------------
                                                                                           Carrying       Estimated
                                                                                            Amount        Fair Value
                                                                                         -----------      ----------

           Assets:
                Cash and cash equivalents...........................................     $     4,782      $   4,782
                Mortgage-backed securities available for sale.......................         148,805        148,805
                Other securities available for sale.................................           9,933          9,933
                Loans and discounted loans, net.....................................         115,628        117,921
           Liabilities:
                Short-term borrowings...............................................         223,766        223,766
                Other borrowings....................................................          60,577         60,577
           Off-balance-sheet instruments:
                Foreign currency swap...............................................              --             --


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

NOTE 17 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)


                                                                       Quarter Ended
                                                -------------------------------------------------------
                                                    December 31,     September 30,      June 30,
                                                        1998             1998             1998
                                                -------------------------------------------------------

Interest income ..............................        $ 10,957         $ 11,645         $5,090
Interest expense .............................           6,095            6,012          1,501
Provision for loan losses ....................           8,842            3,000           --
                                                      --------         --------         ------
Net interest (loss) income after provision for
loan losses ..................................          (3,980)           2,633          3,589
                                                      --------         --------         ------
Real estate operations, net ..................             (13)             428            363
Other operating loss .........................          (3,950)         (48,586)          --
Other operating expenses .....................           2,607            3,355            910
                                                      --------         --------         ------
(Loss) income before income taxes ............         (10,550)         (48,880)         3,042
Income tax provision .........................            --               --             --
                                                      --------         --------         ------
Net (loss) income ............................        $(10,550)        $(48,880)        $3,042
                                                      --------         --------         ------
                                                      --------         --------         ------





          WILSHIRE REAL ESTATE INVESTMENT TRUST INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


                                                                       Quarter Ended
                                                -------------------------------------------------------
                                                    December 31,     September 30,      June 30,
                                                        1998             1998             1998
                                                -------------------------------------------------------

Interest income................................       $ 10,957         $ 11,645      $ 5,090
(Loss) earnings per share:
           Basic...............................       $  (0.92)        $  (4.25)     $  0.27
           Diluted.............................       $  (0.92)        $  (4.25)     $  0.27



NOTE 18 - PARENT COMPANY INFORMATION

CONDENSED STATEMENT FINANCIAL CONDITION


                                                                                               December 31, 1998
                                                                                               -----------------
      ASSETS
      Cash.................................................................................        $       3
      Investments in subsidiaries..........................................................           97,185
                                                                                                   ---------

      Total assets.........................................................................        $ 97,188
                                                                                                   ---------
                                                                                                   ---------

      LIABILITIES AND STOCKHOLDERS' EQUITY
      Accounts payable and other liabilities...............................................        $    506

      Intercompany payable, net............................................................          19,639

      Dividend payable                                                                                4,600
                                                                                                   ---------
           Total liabilities...............................................................          24,745
                                                                                                   ---------
      Contributed and retained equity......................................................          72,443
                                                                                                   ---------
      Total liabilities and equity.........................................................        $ 97,188
                                                                                                   ---------
                                                                                                   ---------



CONDENSED STATEMENT OF OPERATIONS

                                                                                                   Year Ended
                                                                                               December 31, 1998
                                                                                               -----------------
      Total Revenues.......................................................................        $      --

      Total Expenses.......................................................................               48

      Loss Before Income Tax Provision.....................................................              (48)

      Equity in Losses of Subsidiaries.....................................................          (56,340)
                                                                                                   ---------
      Income Tax Provision.................................................................               --
                                                                                                   ---------
      NET LOSS.............................................................................        $ (56,388)
                                                                                                   ---------
                                                                                                   ---------


           WILSHIRE REAL ESTATE INVESTMENT TRUST INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

CONDENSED STATEMENT OF CASH FLOWS


                                                                                                   Year Ended
                                                                                                December 31, 1998
                                                                                                -----------------
           CASH FLOWS FROM OPERATING ACTIVITIES:
           Net loss...........................................................................    $ (56,388)
           Adjustments to reconcile net loss to net cash provided by
                    operating activities:
                    Equity in loss of subsidiaries............................................       56,340
                    Change in:
                        Accounts payable and other liabilities................................          506
                        Intercompany payable..................................................       19,639
                                                                                                  ---------
                             Net cash provided by operating activities........................       20,097
                                                                                                  ---------
           CASH FLOWS FROM INVESTING ACTIVITIES:
                    Net investment in subsidiaries............................................     (183,970)
                                                                                                  ---------
                             Net cash used in investing activities............................     (183,970)
                                                                                                  ---------
           CASH FLOWS FROM FINANCING ACTIVITIES:
                    Dividend payments on common stock.........................................       (3,105)

                    Issuance of capital stock.................................................      166,978
                                                                                                  ---------
                             Net cash provided by financing activities........................      163,876
                                                                                                  ---------
           NET INCREASE IN CASH ..............................................................            3

           CASH:
                    Beginning of year.........................................................           --
                                                                                                  ---------
                    End of year...............................................................     $      3
                                                                                                  ---------
                                                                                                  ---------
           NONCASH FINANCING ACTIVITIES:
                    Common stock dividend declared but not paid...............................   $     4,600


                                   SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on August 20, 1999 by the undersigned, thereunto duly authorized.


           Wilshire Real Estate Investment Trust Inc.

                    By: /s/ Lawrence A. Mendelsohn
                    -----------------------------------------------------------
                    Lawrence A. Mendelsohn
                    President

           Pursuant to the requirements of the Securities Sxchange Act of 1934, this report has been signed below on August 20, 1999 by the following persons on behalf of the registrant and in the capacities indicated.

                    /s/ Andrew A. Wiederhorn
                    -----------------------------------------------------------
                    Andrew A. Wiederhorn
                    Chairman of the Board, Chief Executive Officer, Secretary and Treasurer


                    /s/ Lawrence A.  Mendelsohn
                    -----------------------------------------------------------
                    Lawrence A.  Mendelsohn
                    President


                    /s/  Chris Tassos
                    -----------------------------------------------------------
                    Chris Tassos
                    Executive Vice President and Chief Financial Officer


                    /s/  David C. Egelhoff
                    -----------------------------------------------------------
                    David C. Egelhoff
                    Director


                    /s/  Jordan D. Schnitzer
                    -----------------------------------------------------------
                    Jordan D. Schnitzer
                    Director

                    /s/  Patrick Terrell
                    -----------------------------------------------------------
                    Patrick Terrell
                    Director