Form 10-Q/A
period 1999-06-30
WILSHIRE REAL ESTATE INVESTMENT TRUST INC
filed 1999-09-09
CIK 1048566

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-Q/A


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


                                   FORM 10-Q/A


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

Signatures....................................................................32

PART I -- FINANCIAL INFORMATION

      ITEM 1. INTERIM FINANCIAL STATEMENTS

                   WILSHIRE REAL ESTATE INVESTMENT TRUST INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                    (dollars in thousands, except share data)

                                                        June 30,    December 31,
                                                          1999          1998
                                                      -----------   ------------
Assets                                                (Unaudited)

    Cash and cash equivalents ......................   $   9,223    $   4,782
    Securities available for sale, at fair value ...     120,534      158,738
    Loans held for sale, net .......................          --       44,006
    Loans, net .....................................      30,253       69,124
    Discounted loans, net ..........................       1,854        2,498
    Investments in real estate, net ................      78,317       85,005

    Investment in WFSG (see Note 6) ................       3,594           --

    Notes receivable from WFSG (see Note 6) ........      10,763           --
    Due from WFSG (see Note 6) .....................          --       12,352
    Accrued interest receivable ....................       1,530        1,939
    Prepaid servicing fees to WCC (see Note 6) .....       3,005           --
    Other receivable (see Note 4) ..................      26,597           --
    Other assets ...................................       1,882        2,673
                                                       ---------    ---------

        Total assets ...............................   $ 287,552    $ 381,117
                                                       =========    =========


Liabilities and Stockholders' Equity

  Liabilities:
    Short-term borrowings ..........................   $ 160,454    $ 225,566
    Other borrowings ...............................      55,864       60,577
    Accounts payable and accrued liabilities .......       2,813        6,233
    Payable to Old WCC (see Note 2) ................          --       11,698
    Dividends payable ..............................       4,600        4,600
                                                       ---------    ---------
        Total liabilities ..........................   $ 223,731    $ 308,674
                                                       ---------    ---------

  Commitments and Contingencies (see Note 7)

  Stockholders' Equity:
    Preferred stock, $.0001 par value; 25,000,000
      shares authorized; no shares issued and
      outstanding ..................................          --           --
    Common stock, $.0001 par value; 200,000,000
      shares authorized; 11,500,000 shares issued
      and outstanding ..............................           1            1
    Additional paid-in capital .....................     166,980      166,980

    Accumulated deficit ............................     (82,502)     (64,093)

    Accumulated other comprehensive loss ...........     (20,658)     (30,445)
                                                       ---------    ---------

        Total stockholders' equity .................      63,821       72,443
                                                       ---------    ---------
        Total liabilities and stockholders' equity .   $ 287,552    $ 381,117
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

                   WILSHIRE REAL ESTATE INVESTMENT TRUST INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (dollars in thousands, except share data)

                                                       Quarter Ended             Six Months
                                                          June 30,                 Ended
                                                ----------------------------      June 30,
                                                    1999            1998            1999
                                                ------------    ------------    ------------
Net Interest Income:
   Loans and discounted loans ...............   $      1,194    $      1,324    $      3,122
   Securities ...............................          4,306           3,606           8,734
   Other investments ........................            780             160           1,508
                                                ------------    ------------    ------------
     Total interest income ..................          6,280           5,090          13,364
   Interest expense .........................          3,345           1,501           7,038
                                                ------------    ------------    ------------
     Net interest income before provision
      for losses ............................          2,935           3,589           6,326
   Provision for losses .....................             --              --          (1,150)
                                                ------------    ------------    ------------
     Net interest income after provision for
      losses ................................          2,935           3,589           7,476
                                                ------------    ------------    ------------

Real Estate Operations:
   Operating income .........................          1,889             949           3,843
   Operating expense ........................            (68)            (63)           (123)
   Interest expense .........................         (1,234)           (348)         (2,536)
   Provision for losses on real estate ......           (303)             --            (567)
   Depreciation .............................           (375)           (175)           (769)
                                                ------------    ------------    ------------
      Net (loss) income from real estate
      operations ............................            (91)            363            (152)
                                                ------------    ------------    ------------

Other Operating Income (Loss):
   Loss on sale of securities ...............           (929)             --            (929)
   Gain on sale of real estate ..............             --              --              10
   Loss on foreign currency translation .....            (28)             --             (76)
   Other revenue ............................            189              --             189

   Market valuation losses and impairments ..        (20,993)             --         (22,188)
                                                ------------    ------------    ------------
      Total other operating loss ............        (21,761)             --         (22,994)
                                                ------------    ------------    ------------


Operating Expenses:
   Management fees paid to WRSC .............            831             602           1,751
   Servicing fees ...........................            100              48              48
   Loan expenses ............................            (22)             85               5
   Other ....................................            350             175             935
                                                ------------    ------------    ------------
       Total operating expenses .............          1,259             910           2,739
                                                ------------    ------------    ------------

NET (LOSS) INCOME ...........................   $    (20,176)   $      3,042    $    (18,409)
                                                ============    ============    ============

BASIC AND DILUTED (LOSS) EARNINGS PER SHARE .   $      (1.75)   $       0.27    $      (1.60)


WEIGHTED AVERAGE SHARES OUTSTANDING .........     11,500,000      11,252,941      11,500,000

        The accompanying notes are an integral part of these consolidated financial statements.

                   WILSHIRE REAL ESTATE INVESTMENT TRUST INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                    (dollars in thousands, except share data)

                                                                                              ACCUMULATED
                                              COMMON STOCK          ADDITIONAL                   OTHER
                                       --------------------------    PAID-IN   ACCUMULATED   COMPREHENSIVE
                                         SHARES          AMOUNT      CAPITAL     DEFICIT          LOSS         TOTAL
                                       -------------------------------------------------------------------------------
Initial capital ...................            --       $     --    $       2   $      --      $      --    $       2
Issuance of common stock ..........    11,500,000              1      166,978          --             --      166,979
Comprehensive loss:
  Net loss ........................            --             --           --     (56,388)            --      (56,388)
  Other comprehensive loss:
    Foreign currency translation ..                                                                   (7)          (7)
    Unrealized holding losses on
      securities available for sale            --             --           --          --        (67,817)     (67,817)
    Reclassification adjustment
     for losses on securities
     included in net loss .........                                                               37,379       37,379
                                                                                                            ---------
Total comprehensive loss ..........            --             --           --          --             --      (86,833)
Dividends declared ................            --             --           --      (7,705)            --       (7,705)
                                       -------------------------------------------------------------------------------
Balance at December 31, 1998 ......    11,500,000              1      166,980     (64,093)       (30,445)      72,443

Comprehensive loss:
  Net loss ........................            --             --           --     (18,409)            --      (18,409)
  Other comprehensive
    (loss) income:

    Unrealized holding losses on
      securities available for
      sale ........................            --             --           --          --         (2,625)      (2,625)
    Reclassification adjustment
      for losses on securities
      included in net loss ........            --             --           --          --         12,674       12,674
    Foreign currency translation ..            --             --           --          --           (262)        (262)
                                                                                                            ---------

Total comprehensive loss ..........            --             --           --          --             --       (8,622)
                                       -------------------------------------------------------------------------------

Balance at June 30, 1999
(Unaudited) .......................    11,500,000       $      1    $ 166,980   $ (82,502)     $ (20,658)   $  63,821
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

                   WILSHIRE REAL ESTATE INVESTMENT TRUST INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (dollars in thousands)

                                                     Quarter Ended
                                                        June 30,          Six Months
                                                ----------------------      Ended
                                                   1999         1998    June 30, 1999
                                                ---------    ---------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net (loss) income .........................   $ (20,176)   $   3,042    $ (18,409)

  Adjustments to reconcile net (loss) income
   to net cash provided by (used in)
   operating activities:
    Provision for losses ....................          --           --       (1,150)
    Provision for losses on real estate owned         303           --          567
    Depreciation ............................         375          175          769
    Amortization of premiums and discounts,
    net .....................................         (14)        (284)         (14)

    Market valuation losses and impairments .      20,993           --       22,188

    Loss on sale of securities ..............         929           --          929
    Gain on sale of real estate .............          --           --          (10)
    Loss on foreign currency translation ....          28           --           76
    Change in:
      Due from WFSG .........................         (92)          --        1,223
      Accrued interest receivable ...........           2       (2,890)         409
      Prepaid servicing fees to WCC .........          65           --       (3,005)
      Other assets ..........................         992       (2,163)        (246)
      Payable to Old WCC ....................          --       (3,038)     (11,698)
      Accounts payable and accrued
      liabilities ...........................        (319)       2,802       (3,370)
                                                ---------    ---------    ---------
     Net cash provided by (used in)
     operating activities ...................       3,086       (2,356)     (11,741)
                                                ---------    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of securities available for sale ..      (8,885)    (256,285)      (8,885)
 Purchase of loans and discounted loans .....          --      (55,824)          --
 Repayments of securities available for sale        3,937           --        7,934
 Loan originations ..........................        (166)          --         (384)
 Proceeds on sale of loans ..................      48,366           --       48,366
 Principal payments received on loans and
 discounted loans ...........................         305        4,131       38,953
 Investments in real estate .................        (103)     (76,346)        (150)
 Proceeds on sale of real estate ............          --           --        4,056
 Loan to WFSG ...............................          --           --       (5,000)
 Other ......................................         247           28          247
                                                ---------    ---------    ---------
     Net cash provided by (used in)
     investing activities ...................      43,701     (384,296)      85,137
                                                ---------    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from short-term borrowings ........         315      235,535          721
 Proceeds from other borrowings .............          --       45,311           --
 Repayments on short-term borrowings ........     (39,133)      (4,898)     (65,863)
 Repayments on other borrowings .............        (117)         (89)      (3,793)
 Proceeds from issuance of common stock,
   net of offering costs ....................          --      166,979           --
                                                ---------    ---------    ---------
     Net cash (used in) provided by
     financing activities ...................     (38,935)     442,838      (68,935)
                                                ---------    ---------    ---------

Effect of exchange rate changes on cash .....           7           --          (20)
                                                ---------    ---------    ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS ...       7,859       56,186        4,441
CASH AND CASH EQUIVALENTS AT BEGINNING OF
  PERIOD ....................................       1,364            2        4,782
                                                ---------    ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ..   $   9,223    $  56,188    $   9,223
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

NOTE 1 - BASIS OF PRESENTATION


      The accompanying interim consolidated financial statements of Wilshire Real Estate Investment Trust Inc. and Subsidiaries ("WREIT" or the "Company") are unaudited and have been prepared in conformity with the requirements of Regulation S-X promulgated under the Securities Exchange Act of 1934 as amended (the "Exchange Act"), particularly Rule 10-01 thereof, which governs the presentation of interim financial statements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles ("GAAP") for complete financial statements. The accompanying interim consolidated financial statements should be read in conjunction with the Company's 1998 Annual Report on Form 10-K/A. A summary of the Company's significant accounting policies is set forth in Note 4 to the consolidated financial statements in the 1998 Annual Report on Form 10-K/A.


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


      During the three and six months ended June 30, 1999, market valuation losses and impairments of $21.0 million and $22.2 million, respectively, were recorded, including an $8.7 million write down of the Company's interest in WFSG stock and a write-off of $1.0 million of previously capitalized fees for advisory services in connection with its investment in WFSG stock (see Note 6). The Company believes that the decline in value of its investment in WFSG stock is other than temporary, based on WFSG's operating results and other factors, and has written down such investment based on the closing stock price of $1.25 per share on July 31, 1999. In addition, $11.3 million and $11.7 million, respectively, of market valuation losses and impairments were recorded related to our portfolio of mortgage-backed securities, primarily reflecting unprecedented prepayment rates on certain residual securities. The remaining carrying value of all our residuals is $21.7 million at June 30, 1999. The recording of this market valuation loss and impairment had the effect of transferring such amounts between components of equity (from "other comprehensive loss" to "accumulated deficit"), but had no net effect on net equity of the Company. See also the Consolidated Statements of Changes in Stockholders' Equity.


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


      Following the completion of WFSG's Restructuring Plan, the Company held 2,874,791 shares, or approximately 14.4%, of the common stock of WFSG. The Board of Directors has engaged a financial advisor, Bear Stearns & Co., Inc., to evaluate whether to retain, enhance, or dispose of the Company's ownership interest in WFSG. A $1.0 million retainer paid was capitalized and subsequently written off as part of market valuation losses and impairments (see Note 5).




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


      The following table sets forth the Company's investments in WFSG as of December 31, 1998, which was prior to WFSG's bankruptcy filing and on June 10, 1999, which was the date of the completion of WFSG's restructuring plan, and as of June 30, 1999. The table excludes the DIP Facility, which was loaned to WFSG subsequent to December 31, 1998 and remains outstanding, and which was not affected by WFSG's restructuring plan. Following the completion of WFSG's restructuring plan on June 10, 1999, the $5 million loaned to WFSG under the DIP Facility no longer has priority over other creditors and will be treated like any other secured loan.


                        The Company's Investments in WFSG


                                             Pre-Bankruptcy      Post Bankruptcy     Post Bankruptcy
Type of Investment                          (As of 12/31/98)     (As of 6/10/99)     (As of 6/30/99)
----------------------------------------------------------------------------------------------------
WFSG's 13% Series B Notes ..............      $ 9,932,634(1)      $        --         $        --
Receivable From WFSG ...................       17,000,000(2)               --                  --
WFSG's 6% Convertible PIK Notes ........               --           8,500,000(3)        5,762,543
WFSG's Common Stock ....................               --          12,288,926(4)        3,593,489(5)
                                              -----------         -----------         -----------
TOTAL                                         $26,932,634         $20,788,926         $ 9,356,032
                                              ===========         ===========         ===========


----------
(1) Based on the value of the 13% Series B Notes as shown on the Company's financial statements as of December 31, 1998. The principal amount of the 13% Series B Notes held by the Company was $20 million.
(2)   Based on the face amount owed.
(3)   Based on the face amount of the 6% Convertible PIK Notes.

(4) Based on the Company's estimate of the book value of the common stock as of June 10, 1999. As a result of concern on the part of The Nasdaq Stock Market that the trading price for WFSG's common stock would not meet Nasdaq's listing requirements following its reorganization, WSFG's common stock was delisted from Nasdaq and currently trades on the OTC Bulletin Board under the symbol "WFSG".
(5)   Based on the last trade price ($1.25 per share) on July 31, 1999.


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

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1999


      NET LOSS. Our net loss for the six months ended June 30, 1999 was $18.4 million, or $1.60 per share. The net loss is primarily attributable to market valuation losses and impairments of $22.2 million (of which $11.7 million is attributable to our portfolio of mortgage-backed securities, $8.7 million is attributable to our investment in WFSG stock, $1.0 million is attributable to previously capitalized fees for advisory services in connection with our investment in WFSG stock and $0.8 million is attributable to our holdings of WFSG 13% Notes due 2004, which were subsequently converted to newly issued common stock of WFSG), operating expenses and management fees of $2.7 million, and a loss on real estate operations of $0.2 million, partially offset by net interest income after provision for loan losses of $7.5 million.Excluding market valuation losses and impairments and gains (losses) on sales of certain assets, we would have had net income of $4.7 million, or $0.41 per share.

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


      OTHER LOSS. Our other loss was approximately $23.0 million for the six months ended June 30, 1999.This loss was primarily due to $22.2 million of market valuation losses and impairments, a loss on sale of mortgage-backed securities of $0.9 million, and a $0.1 million loss on foreign currency translation, partially offset by other revenue of $0.2 million. During the six months ended June 30, 1999 we recorded $11.7 million of market valuation losses and impairments related to our portfolio of mortgage-backed securities available for sale, $8.7 million related to our investment in newly-issued WFSG stock, $1.0 million related to previously capitalized fees for advisory services in connection with our investment in WFSG stock and $0.8 million related to our holdings of WFSG's 13% Series B Notes prior to their conversion to newly-issued WFSG stock. These market valuation losses and impairments were deemed by the Company to be other than temporary in nature. In calculating the extent to which declines in the value of available-for-sale securities are other than temporary, the Company analyzes actual performance of the securities and underlying collateral, including prepayment and default statistics, as well as expectations for such performance in the future. To the extent reasonable expectations for future performance are not likely to offset reductions in current market valuations, a write down is recorded in "Market valuation losses and impairments." The decline in value and subsequent write down of mortgage-backed securities available for sale generally reflects unprecedented prepayment rates on certain residual securities. The remaining carrying value of all our residuals is $21.7 million at June 30, 1999. The Company does not expect such high prepayment rates to continue given the increase in interest rates in the United States and prepayment rates have already declined. The Company believes that the decline in value of its investment in WFSG stock is other than temporary, based on WFSG's operating results and other factors, and has written down such investment based on the closing stock price of $1.25 per share on July 31, 1999.


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

RESULTS OF OPERATIONS -- QUARTER ENDED JUNE 30, 1999 COMPARED TO QUARTER ENDED JUNE 30, 1998


      NET LOSS. Our net loss for the quarter ended June 30, 1999 was $20.2 million, or $1.75 per share, compared with net income for the quarter ended June 30, 1998 of $3.0 million, or $0.27 per share. The net loss for the 1999 period is attributable to other operating losses of $21.8 million (consisting primarily of market valuation losses and impairments of $21.0 million), other operating expenses of $1.3 million, and a net loss from real estate operations of $0.1 million, partially offset by net interest income of $2.9 million. Our net income for the corresponding 1998 period was not affected by market valuation losses and impairments as it preceded the market turmoil which occurred in the second half of 1998.


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


      OTHER LOSS. Our other loss was approximately $21.8 million for the quarter ended June 30, 1999, compared with no such activity for the quarter ended June 30, 1998.This loss was primarily due to $21.0 million of market valuation losses and impairments (of which $11.3 million was related to our portfolio of mortgage-backed securities available for sale, $8.7 million was related to our investment in newly-issued WFSG stock, and $1.0 million was related to previously capitalized fees for advisory services in connection with our investment in WFSG stock) and a loss on sale of mortgage-backed securities of $0.9 million, partially offset by other revenue of approximately $0.2 million. These market valuation losses and impairments were deemed by management to be other than temporary in nature. The decline in value and subsequent write down of mortgage-backed securities available for sale generally reflects unprecedented prepayment rates on certain residual securities. The remaining carrying value of all our residuals is $21.7 million at June 30, 1999. The Company does not expect such high prepayment rates to continue given the increase in interest rates in the United States and prepayment rates have already declined. The Company believes that the decline in value of its investment in WFSG stock is other than temporary, based on WFSG's operating results and other factors, and has written down such investment based on the closing stock price of $1.25 per share on July 31, 1999.


      OPERATING EXPENSES. Our other operating expenses were approximately $1.3 million for the quarter ended June 30, 1999, compared with approximately $0.9 million for the quarter ended June 30, 1998. The increase was primarily due to an increase in other expenses of $0.2 million (consisting primarily of professional services) and an increase in management fees of $0.2 million.

CHANGES IN FINANCIAL CONDITION


      GENERAL. Total assets decreased from approximately $381.1 million at December 31, 1998 to approximately $287.6 million at June 30, 1999. The decrease in total assets is primarily attributable to the sale of a loan held for sale with a carrying value of $44.0 million at December 31, 1998, and a reduction of $38.9 million in loans, net resulting from the payoff of a loan with a carrying value of $38.6 million at December 31, 1998. Total liabilities decreased from approximately $308.7 million at December 31, 1998 to approximately $223.7 million at June 30, 1999 primarily as a result of a reduction in short-term borrowings related to the repayment of borrowings used to finance such loans and the payment of an $11.7 million payable to Old WCC. Stockholders' equity decreased by approximately $8.6 million resulting primarily from the net loss of $18.4 million for the six months ended June 30, 1999, offset by a reduction of $10.0 million in unrealized loss on available-for-sale securities.


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

      The investment in WFSG stock, of $3.6 million at June 30, 1999, is accounted for on the cost basis and reflects a market valuation loss and impairment charge of $8.7 million recorded in the quarter ended June 30, 1999. This reduction in value is deemed to be other than temporary in nature and the resulting carrying value, as reported in the consolidated statements of financial condition, was based on the $1.25 per share closing price of WFSG's stock on July 31, 1999, which the Company believes is the best available current indication of the value of WFSG. The stock was not trading on June 30, 1999.


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


      STOCKHOLDERS' EQUITY. Stockholders' equity decreased by approximately $8.6 million during the six months ended June 30, 1999. This decrease was primarily due to a net loss of $18.4 million for the six months ended June 30, 1999 and a loss on foreign currency translation of approximately $0.3 million, partially offset by a $10.0 million decrease in unrealized holding losses on available for sale securities resulting from the recognition of other than temporary impairment in the value of our mortgage-backed sucurities portfolio in relation to amortized cost.


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

                                            For the Three   For the Three    For the Six
                                            Months Ended    Months Ended     Months Ended
                                            June 30, 1999   June 30, 1998    June 30, 1999
                                            -------------   -------------    -----------
                                              (dollars in thousands, except share data)

      Net (loss) income ...............       $(20,176)        $  3,042         $(18,409)

      Real estate related depreciation             375              175              769
      Loss on sale of securities ......            929               --              929
      Gain on sale of real estate .....             --               --              (10)

      Market valuation losses and
        impairments (1) ...............         20,993               --           22,188
                                              --------         --------         --------

         FFO (2) ......................       $  2,121         $  3,217         $  5,467
                                              ========         ========         ========

         FFO per common share .........       $   0.18         $   0.29         $   0.48

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

      Repurchase agreements are secured lending arrangements which involve the borrower selling an asset to a lender at a fixed price with the borrower having an obligation to repurchase the asset within a specified period (generally 30 days) at a higher price reflecting the interest cost of the loan. As with warehouse agreements, if the lender marks the asset lower, the lender may request that the amount of the loan be reduced by cash payments from the borrower or additional collateral be provided by the borrower (generally known as "collateral calls"). Mortgage-backed securities which are subject to repurchase agreements, as well as loans which secure other indebtedness, periodically are revalued by the lender, and a decline in the value that is recognized by the lender (whether or not the lender recognizes the full fair value of the security) may result in the lender requiring us to provide additional collateral to secure the indebtedness. As of June 30, 1999, the Company had approximately $142.3 million of indebtedness under the terms of which the lender could request additional collateral if the value of the underlying collateral declined. Although the Company believes that the likelihood of significant declines in asset values has decreased since the fourth quarter of 1998, the Company is seeking to maintain a larger cash position and more unencumbered assets to deal with future potential collateral calls. In addition, the Company is seeking to refinance some of this short term indebtedness with longer term indebtedness which would not be subject to the same collateral calls.

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

Item 6. Exhibits.

      (a)   Exhibits


            *10.1 Amendment No. 1 to Management Agreement
            *10.2 Loan Servicing Agreement
            *10.3 Amended and Restated Loan Servicing Agreement with UK Servicer

            11    Statement re Computation of Per Share Earnings
            27    Financial Data Schedule


      ----------
      * Previously filed

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


Date: September 9, 1999