Form 10-Q/A
period 1999-03-31
WILSHIRE REAL ESTATE INVESTMENT TRUST INC
filed 1999-09-10
CIK 1048566

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

         Consolidated Statements of Financial Condition........................3

         Consolidated Statement of Operations..................................4

         Consolidated Statements of Changes in Stockholders' Equity............5

         Consolidated Statement of Cash Flows..................................6

         Notes to Consolidated Financial Statements............................7

Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations.......................................10

Item 3.  Quantitative and Qualitative Disclosures about Market Risk...........20


PART II--OTHER INFORMATION

Item 1.  Legal Proceedings....................................................23

Item 2.  Changes in Securities................................................23

Item 3.  Defaults Upon Senior Securities......................................23

Item 4.  Submission of Matters to a Vote of Security Holders..................23

Item 5.  Other Information....................................................23

Item 6.  Exhibits and Reports on Form 8-K.....................................23

Signatures....................................................................24

PART I -- FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

                   WILSHIRE REAL ESTATE INVESTMENT TRUST INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                    (dollars in thousands, except share data)

                                                                  March 31,   December 31,
                                                                    1999          1998
                                                                  ---------    ---------
Assets                                                           (Unaudited)
     Cash and cash equivalents ................................   $   1,364    $   4,782
     Securities available for sale, at fair value .............     157,865      158,738
     Loans held for sale, net .................................      47,955       44,006
     Loans, net ...............................................      30,668       69,124
     Discounted loans, net ....................................       1,946        2,498
     Investments in real estate, net ..........................      79,640       85,005
     Due from affiliate .......................................       8,798       12,352
     Debtor-in-possession financing to WFSG ...................       5,000           --
     Accrued interest receivable ..............................       1,532        1,939
     Prepaid servicing fees to WCC ............................       3,070           --
     Other assets .............................................       3,950        2,673
                                                                  ---------    ---------
            Total assets ......................................   $ 341,788    $ 381,117
                                                                  =========    =========

Liabilities and Stockholders' Equity
Liabilities:
     Short-term borrowings ....................................   $ 199,272    $ 225,566
     Other borrowings .........................................      56,368       60,577
     Accounts payable and accrued liabilities .................       3,182        6,233
     Due to affiliates ........................................          --       11,698
     Dividends payable ........................................       4,600        4,600
                                                                  ---------    ---------
     Total liabilities ........................................     263,422      308,674
                                                                  =========    =========

Commitments and Contingencies (see Note 6)
Stockholders' Equity:
     Preferred stock, $.0001 par value; 25,000,000 shares
       authorized; no shares issued and outstanding ...........          --           --
     Common stock, $.0001 par value; 200,000,000 shares
       authorized; 11,500,000 shares issued and outstanding ...           1            1
     Additional paid-in capital ...............................     166,980      166,980
     Accumulated deficit ......................................     (62,326)     (64,093)
     Accumulated other comprehensive loss .....................     (26,289)     (30,445)
                                                                  =========    =========
       Total stockholders' equity .............................      78,366       72,443
                                                                  =========    =========
       Total liabilities and stockholders' equity .............   $ 341,788    $ 381,117

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   WILSHIRE REAL ESTATE INVESTMENT TRUST INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)
                    (dollars in thousands, except share data)

                                                                  Quarter Ended
                                                                 March 31, 1999
                                                                 --------------
Net Interest Income:
    Loans and discounted loans ................................   $     1,928
    Securities ................................................         4,428
    Other investments .........................................           728
                                                                  -----------
      Total interest income ...................................         7,084
    Interest expense ..........................................         3,693
                                                                  -----------
      Net interest income before provision for losses .........         3,391
    Provision for losses ......................................        (1,150)
                                                                  -----------
      Net interest income after provision for loss ............         4,541
                                                                  -----------

Real Estate Operations:
    Operating income ..........................................         1,954
    Operating expense .........................................           (55)
    Interest expense ..........................................        (1,302)
    Provision for losses on real estate .......................          (264)
    Depreciation ..............................................          (394)
                                                                  -----------
      Net loss from real estate operations ....................           (61)
                                                                  -----------

Other Operating Income (Loss):
    Gain on sale of real estate ...............................            10
    Loss on foreign currency translation ......................           (48)
    Market valuation losses and impairments ...................        (1,195)
                                                                  -----------
      Total other operating loss ..............................        (1,233)
                                                                  -----------

Operating Expenses:
    Management fees paid to affiliate .........................           920
    Servicing fees paid to affiliates .........................           (52)
    Loan expenses paid to affiliates ..........................            27
    Other .....................................................           585
                                                                  -----------
      Total operating expenses ................................         1,480
                                                                  -----------

NET INCOME ....................................................   $     1,767
                                                                  ===========

BASIC AND DILUTED NET INCOME PER SHARE ........................   $      0.15
WEIGHTED AVERAGE SHARES OUTSTANDING ...........................    11,500,000

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   WILSHIRE REAL ESTATE INVESTMENT TRUST INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                    (dollars in thousands, except share data)

                                                                                                 ACCUMULATED
                                              COMMON STOCK           ADDITIONAL                     OTHER
                                      --------------------------      PAID-IN-    ACCUMULATED   COMPREHENSIVE
                                         SHARES         AMOUNT        CAPITAL       DEFICIT         LOSS            TOTAL
                                      =====================================================================================
Initial capital ...................            --             --    $         2   $        --    $        --    $         2
Issuance of common stock ..........    11,500,000              1        166,978            --             --        166,979
Comprehensive loss:
  Net loss ........................            --             --             --       (56,388)            --        (56,388)
  Other comprehensive loss:
    Foreign currency
      translation .................                                                                       (7)            (7)
    Unealized holding
      losses on securities
      available for sale ..........            --             --             --            --        (67,817)       (67,817)
    Reclassification adjustment
      for losses on securities
      included in net loss ........                                                                   37,379         37,379
                                                                                                                -----------
Total compehensive loss ...........            --             --             --            --             --        (86,833)
Dividends declared ................            --             --             --        (7,705)            --         (7,705)
                                      -------------------------------------------------------------------------------------
Balance at December 31, 1998 ......    11,500,000              1        166,980       (64,093)       (30,445)        72,443
Compehensive income:
Net income ........................                           --             --         1,767             --          1,767
Other compehensive income
  (loss):
Unrealized holding gains
  on securities available for
  sale ............................            --             --             --            --          3,872          3,872
Reclassification adjustment
  for losses on securities
  included in net loss ............                                                                      447            447
Foreign currency translation ......            --             --             --            --           (163)          (163)
                                                                                                                -----------
Total comprehensive income ........            --             --             --            --             --          5,923
                                      -------------------------------------------------------------------------------------
Balance at March 31, 1999
(Unaudited) .......................    11,500,000    $         1    $   166,980   $   (62,326)   $   (26,289)   $    78,366
                                      =====================================================================================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  WILSHIRE REAL ESTATE INVESTMENT TRUST INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (Unaudited)
                            (dollars in thousands)

                                                                  Quarter Ended
                                                                  March 31, 1999
                                                                  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income .................................................    $  1,767
     Adjustments to reconcile net loss to net cash used in
       operating activities:
     Provision for losses .......................................      (1,150)
     Provision for losses on real estate owned ..................         264
     Depreciation ...............................................         394
     Market valuation losses and impairments ....................       1,195
     Gain on sale of real estate ................................         (10)
     Change in:
       Due from affiliate, net ..................................     (10,383)
       Accrued interest receivable ..............................         407
       Prepaid servicing fees ...................................      (3,070)
       Other assets .............................................      (1,215)
       Accounts payable and accrued liabilities .................      (3,051)
                                                                     --------
           Net cash used in operating activities ................     (14,852)
                                                                     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Repayments of securities available for sale ................       3,997
     Loan originations ..........................................        (218)
     Principal payments received on loans and discounted loans ..      38,646
     Investments in real estate .................................         (47)
     Proceeds on sale of real estate ............................       4,056
     Debtor-in-possession financing .............................      (5,000)
                                                                     --------
           Net cash provided by investing activities ............      41,434
                                                                     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from short-term borrowings ........................         406
     Repayments on short-term borrowings ........................     (26,730)
     Repayments on other borrowings .............................      (3,676)
                                                                     --------
           Net cash used in financing activities ................     (30,000)
                                                                     --------

NET DECREASE IN CASH AND CASH EQUIVALENTS .......................      (3,418)
CASH AND CASH EQUIVALENTS AT BEGINNING
     OF PERIOD ..................................................       4,782
                                                                     --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ......................    $  1,364
                                                                     ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION--
Cash paid for interest ..........................................    $  4,191
Cash paid for income taxes.......................................          --

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   WILSHIRE REAL ESTATE INVESTMENT TRUST INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1999
            (dollars in thousands, except share data and where noted)

NOTE 1 - BASIS OF PRESENTATION

      The accompanying interim consolidated financial statements of Wilshire Real Estate Investment Trust Inc. and Subsidiaries ("WREIT" or the "Company") are unaudited and have been prepared in conformity with the requirements of Regulation S-X promulgated under the Securities Exchange Act of 1934 as amended (the "Exchange Act"), particularly Rule 10-01 thereof, which governs the presentation of interim financial statements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles ("GAAP") for complete financial statements. The accompanying interim consolidated financial statements should be read in conjunction with the Company's 1998 Annual Report on Form 10-K, as amended. A summary of the Company's significant accounting policies is set forth in Note 4 to the consolidated financial statements in the 1998 Annual Report on Form 10-K.

      In the Company's opinion, all adjustments are comprised of normal recurring accruals necessary for the fair presentation of the interim financial statements. Operating results for the quarter ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

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

      The Company is a party to a management agreement with Wilshire Realty Services Corporation ("WRSC"), a wholly-owned subsidiary of Wilshire Financial Services Group Inc. ("WFSG"), under which WRSC advises the Company on various facets of its business and manages its day-to-day operations, subject to the supervision of the Company's Board of Directors. WFSG currently owns 990,000 shares, or 8.6%, of the Company's outstanding common stock and has options to purchase an additional 1,135,000 shares (25% of which vest on April 6 of each year over the next four years) at an exercise price of $16.00 per share. For its services, WRSC receives a base management fee of 1% per annum of the first $1.0 billion of average invested assets, as defined in the agreement, 0.75% of the next $500 million of average invested assets and 0.50% of average invested assets above $1.5 billion, payable quarterly. In addition, WRSC receives incentive compensation in an amount generally equal to 25% of the dollar amount by which funds from operations ("FFO"), as adjusted, exceeds an amount equal to the product of: (i) $16.00 and (ii) the ten-year Treasury rate plus 5% per annum, multiplied by the weighted average number of shares of common stock outstanding during such period. Finally, WRSC is entitled to receive reimbursements of all due diligence costs and reasonable out-of-pocket expenses. For the quarter ended March 31, 1999, the Company incurred approximately $920 of management fees. No incentive fees were paid.

      During the quarter ended March 31, 1999, WFSG submitted a prepackaged plan of reorganization as part of a Chapter 11 bankruptcy filing in the Federal Court of Wilmington, Delaware. On April 12, 1999, the WFSG restructuring plan was approved by the Bankruptcy Court, and, on June 10, 1999, WFSG emerged from bankruptcy pursuant to the restructuring plan.

      Wilshire Credit Corporation ("WCC"), an affiliate of WFSG, provides loan and real property servicing to the Company. The WFSG plan of reorganization discussed above includes the transfer of the servicing operations conducted by WCC to a newly formed company controlled by WFSG. The Company believes that the transfer of servicing operations will have no negative impact on the Company.

      To date, these events have not had a significant effect on WRSC's ability to act as manager of the Company.

NOTE 3 - INCOME TAXES

      To qualify as a REIT, the Company must first make an affirmative election to be taxed as a REIT. As the election is not made until the time the Company files its first federal income tax return, the Company has not yet made the election to be taxed as a REIT. Recent economic conditions, and other factors, have caused the Company carefully to reevaluate its current tax status. As a result of the Company's significant net loss during the year ended December 31, 1998, the Company and its shareholders may derive a greater benefit by deferring a REIT election until a subsequent taxable year. A decision by the Company to not make a REIT election requires a two-thirds vote by its stockholders.

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

NOTE 4 - SIGNIFICANT TRANSACTIONS.

      During the quarter ended March 31, 1999, the Company recovered its carrying value in a loan of approximately $38.6 million through a loan payoff. The loan was secured by certain mortgage-backed securities and classified in loans, net in the consolidated statements of financial condition.

      On April 29, 1999, the Company sold a loan held for sale secured by commercial properties in the United Kingdom ("UK") with a carrying value of approximately $47.9 million as of March 31, 1999. As a result of this sale, the Company reversed $3.9 million of a valuation allowance previously provided for in the provision for losses in the accompanying interim consolidated statement of operations for the quarter ended March 31, 1999. This valuation allowance had been established in 1998 based upon WRSC's estimate at that time of the ultimate recoverability of the asset.

NOTE 5 - RELATED PARTY TRANSACTIONS

      In addition to holding certain of WFSG's publicly traded notes, the Company had an outstanding receivable of approximately $17.0 million from WFSG, which bore interest at 13% per annum, arising out of funds loaned by the Company to WFSG. WFSG incurred significant losses as a result of adverse market conditions in 1998 and on March 3, 1999 filed a prepackaged plan of reorganization (the "Restructuring Plan") with the U.S. Bankruptcy Court for the District of Delaware as part of a voluntary bankruptcy filing under Chapter 11 of the U.S. Bankruptcy Code. Prior to the solicitation of WFSG's Restructuring Plan, the unofficial note holders committee of WFSG (which did not include the Company) negotiated a compromise and settlement of the Company's claim against WFSG in respect of the $17.0 million receivable. The Company was represented by its independent directors in connection with the compromise and settlement negotiations. Under this compromise and settlement, if the Company funded the full amount of the debtor-in-possession facility described below, the Company would have received a new note for the full amount of the receivable, which bears interest at 6% per annum, payable monthly in arrears and will be treated the same as the other holders of WFSG's 13% Series B Notes. Without funding of the debtor-in-possession facility, it is unlikely that the Company would have received as favorable treatment for its investments. The new note will bear interest at 6%, and, therefore, the carrying value of the receivable has been reduced by $5.9 million at December 31, 1998 to reflect the reduction in interest rate.

      The Restructuring Plan was approved by the court on April 12, 1999, and, on June 10, 1999, WFSG emerged from bankruptcy pursuant to the Restructuring Plan. As part of the Restructuring Plan, during the quarter ended March 31, 1999, the Company entered into an agreement to provide WFSG with debtor-in-possession financing of up to $10.0 million (the "DIP Facility"). The DIP facility bears interest at 12% and is secured by the stock of First Bank of Beverly Hills, FSB, WFSG's savings bank subsidiary. The DIP Facility matures on February 29, 2004 and repayment is made through fully amortizing principal and interest payments commencing on February 29, 2000. Prior to February 29, 2000, only interest payments are required. The Company loaned $5.0 million under the DIP Facility on March 3, 1999 but did not provide WFSG with the remaining half. Accordingly, under the agreement negotiated by the Company's independent directors with WFSG and its creditors, 50%, or approximately $8.5 million, of WFSG's obligation was treated pari passu with the claims of WFSG's noteholders and converted, together with approximately $21.4 million (in principal plus accrued but unpaid interest) of WFSG's 13% Series B Notes, to 2,874,791 shares of newly issued common stock of WFSG on June 10, 1999, the effective date of the Restructuring Plan. During the quarter ended March 31, 1999, the Company accrued interest on the note receivable at its current contractual interest rate of 13%.

      The Company considered the estimated book value of the WFSG common stock received in exchange for the 50% portion of the receivable and recognized a net write-down of approximately $2.7 million, included in the provision for losses in the consolidated statement of operations, in determining its net income for the quarter ended March 31, 1999.

      During the quarter ended March 31, 1999 the Company recorded a write-down of approximately $0.8 million to the carrying value of its holdings of WFSG 13% Notes due 2004. The write-down is included in market valuation losses and impairments in the interim consolidated statement of operations.

      During the quarter ended March 31, 1999, the Company remitted $15 million to WCC consisting of a payment of amounts owed by the Company to WCC of $11.8 million and the prepayment of $3.2 million of future servicing fees for a release of a guarantee by the Company of $35 million of WCC's indebtedness and of any and all claims against the Company relating thereto. The amortized balance of the prepaid servicing fee is included in the accompanying consolidated statement of financial condition as of March 31, 1999. However, the noteholders of WFSG claim that less than $3.2 million of future servicing fees were paid by the Company. The noteholders of WFSG claim that the amount owed to WCC was approximately $900,000 higher, thereby reducing the amount of the prepayment credit to $2.3 million. The Company believes that the $3.2 million figure is correct and that this matter will be resolved in the Company's favor based on preliminary conversations with WFSG.

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

      In response to adverse market conditions in the second half of 1998 and the resulting effect on our operations, we focused our efforts on stabilizing our existing asset base and greatly reduced acquisition activities during the quarter ended March 31, 1999. Based on our results of operations for the quarter ended March 31, 1999 and the restructuring of the Wilshire Financial Services Group Inc. ("WFSG"), as described below, the Company believes that general market conditions have stabilized and we can return our operational focus to our primary business plan.

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

RESTRUCTURING OF WFSG

      During the quarter ended March 31, 1999, WFSG, the parent of our manager, Wilshire Realty Services Corporation ("WRSC"), submitted a prepackaged plan of reorganization as part of a Chapter 11 bankruptcy filing in the Federal Court of Wilmington, Delaware. On April 12, 1999, the WFSG restructuring plan was approved by the Bankruptcy Court, and WFSG's bankruptcy organization was consummated on June 10, 1999. In the Company's opinion, completion of the WFSG restructuring plan is a major step in our efforts to return focus to our primary business plan and move beyond the turmoil encountered in the second half of 1998. In addition to resolving outstanding claims, completion of the WFSG restructuring plan reduced the uncertainty related to the ability of WRSC to continue as our manager.

      Through our independent directors, we were a party to the restructuring negotiations since we had a $17.0 million unsecured receivable from WFSG, bearing interest at 13%. During the quarter ended March 31, 1999, we entered into an agreement to provide WFSG with debtor-in-possession financing of up to $10.0 million (the "DIP Facility") as part of a compromise and settlement of the $17.0 million receivable due from WFSG. Under this compromise and settlement, if the Company funded the full amount of the DIP Facility, the Company would have received a new note for the full amount of the receivable, which bears interest at 6% per annum payable monthly in arrears and will be treated the same as the other holders of WFSG's 13% Series B Notes. The DIP Facility bears interest at 12% and is secured by the stock of First Bank of Beverly Hills, FSB, WFSG's savings bank subsidiary. The DIP Facility matures on February 29, 2004 and repayment is made through fully amortizing principal and interest payments commencing on February 29, 2000. Prior to February 29, 2000, only interest payments are required. The business decision to provide the DIP Facility was based on the independent directors' desire to obtain the best possible treatment for the Company's holdings of WFSG's 13% Series B Notes and the account receivable due from WFSG and the fact that the debtor-in-possession facility had priority as a matter of law and was fully secured by the stock of WFSG's healthy bank subsidiary. Without funding of the DIP Facility, it is unlikely that the Company would have received as favorable treatment for its investments.

      We funded $5.0 million of the DIP Facility on March 3, 1999, but did not provide WFSG with the remaining half. Accordingly, under the agreement negotiated by the Company's independent directors with WFSG and its creditors, 50%, or approximately $8.5 million, of WFSG's obligation was treated pari passu with the claims of WFSG's noteholders and converted, together with approximately $21.4 million (in principal plus accrued but unpaid interest) of WFSG's 13% Series B Notes, to 2,874,791 shares of newly issued common stock of WFSG on June 10, 1999, the effective date of the restructuring plan. Additionally, on the effective date of the restructuring plan, the Company acquired approximately $8.5 million in principal amount of WFSG's 6% Convertible PIK Notes due 2006 (the "New Notes") in exchange for the remaining 50% of the $17.0 million intercompany receivable owed by WFSG to the Company. The Company may elect to convert the New Notes into new common stock of WFSG upon receipt of a notice of redemption of the New Notes by WFSG.

      We have considered the estimated book value of the WFSG common stock received in exchange for the 50% portion of the receivable and recognized a net write down of approximately $2.7 million, included in the provision for losses in the consolidated statement of operations, in determining net income for the quarter ended March 31, 1999. The note receivable is classified in due from affiliate in the consolidated statements of financial condition.

      In addition to the above mentioned $2.7 million provision for losses related to the $17.0 million note receivable from WFSG, we recognized $0.8 million of market valuation losses and impairments related to our holdings of WFSG 13% Notes due 2004. Our net income for the quarter ended March 31, 1999 would have been $5.3 million, excluding these WFSG restructuring related losses and was $1.7 million including such losses.

INCOME TAX STATUS

      To qualify as a REIT, we must first make an affirmative election to be taxed as a REIT at the time we file our first federal income tax return later this year. During 1998, we incurred substantial losses resulting from volatile conditions in the global financial marketplace, as explained in the Annual Report on Form 10-K, as amended. As a result, we are evaluating whether we and our shareholders will derive greater benefit from not electing REIT status at this time. A decision to not make a REIT election requires approval by two-thirds of our stockholders.

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

RESULTS OF OPERATIONS - QUARTER ENDED MARCH 31, 1999

      NET INCOME. Our net income for the quarter ended March 31, 1999 was $1.8 million, or $0.15 per share. The net income is primarily attributable to net interest income after provision for losses of $4.5 million, partially offset by a loss on real estate operations of $0.1 million, market valuation losses and impairments of $1.2 million (of which $0.8 million is attributable to our holdings of WFSG 13% Notes due 2004 and $0.4 million is attributable to our portfolio of mortgage-backed securities) and operating expenses and management fees of $1.5 million.

      NET INTEREST INCOME. The following table sets forth information regarding the total amount of income from interest-earning assets and expense from interest-bearing liabilities and the resulting average yields and rates:

                                                                    For the Quarter Ended March 31, 1999
                                                             -----------------------------------------------
                                                              Average            Interest         Annualized
                                                              Balance             Income          Yield/Rate
                                                             -----------------------------------------------
                                                                          (dollars in thousands)
Interest-Earning Assets:

     Loan portfolios (3) .............................       $ 86,627            $  1,928             9.0%
     Mortgage-backed securities available for sale ...        147,738               4,428            12.2
     Other securities available for sale (4) .........          9,924                  --              --
     Due from affiliates .............................         11,968                 585            19.8
     Debtor-in-possession financing to WFSG ..........          2,555                  77            12.0
     Other investments ...............................          5,965                  66             4.5
                                                             --------            --------            ----
          Total interest-earning assets ..............        264,777               7,084            10.9
                                                             --------            --------            ----

Interest-Bearing Liabilities:

     Short-term borrowings ...........................        207,559               3,693             7.2
     Other borrowings ................................         59,241               1,302             8.9
                                                             --------            --------            ----
          Total interest-bearing liabilities .........        266,800               4,995             7.6
                                                             --------            --------            ----

     Net interest income before provision for loan
          losses/spread (1) ..........................                           $  2,089             3.3%
                                                                                 ========            ====
     Net interest margin (2) .........................                                                3.2%
                                                                                                     ====

(1) Net interest spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.
(2) Net interest margin represents net interest income divided by average interest-earning assets.
(3) As discussed in Note 4 to the interim consolidated financial statements, in April 1999 we sold a loan with a carrying value of approximately $47.9 million at March 31, 1999. The net interest margin attributable to this loan, net of related swaps, was approximately 5.4% during the quarter ended March 31, 1999.
(4) Other securities available for sale represents our investment in WFSG 13% Notes due 2004 which, upon WFSG's emergence from bankruptcy, in June 1999, were converted to common stock of WFSG. Accordingly, we have not accrued interest income on these securities during the quarter ended March 31, 1999.

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

      OTHER LOSS. Our other loss was approximately $1.2 million for the quarter ended March 31, 1999, resulting primarily from $1.2 million of market valuation losses and impairments. During the quarter ended March 31, 1999 we recorded $0.8 million of market valuation losses and impairments related to our holdings of WFSG 13% Notes due 2004, which are included in other securities in the consolidated statements of financial condition, and $0.4 related to our portfolio of mortgage-backed securities available for sale. These market valuation losses and impairments were deemed by the Company to be other than temporary in nature. The devaluation, and subsequent write-down, of these assets results from the residual effect of market turmoil experienced during the second half of 1998. Although the market for mortgage-backed securities, in particular subordinate classes of mortgage-backed securities, has not fully recovered from the events of 1998, the Company believes the markets have stabilized during the first quarter of 1999 as reflected in the substantial decline in market valuation losses and impairments related to mortgage-backed securities from $1.2 million for the quarter ended December 31, 1998 to $0.4 million for the quarter ended March 31, 1999.

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

      At March 31, 1999, we valued our securities available for sale portfolio and gross unrealized gains and losses thereon as follows:

                                                     Gross         Gross
                                 Amortized Cost    Unrealized    Unrealized
                                      (1)            Gains         Losses       Fair Value
                                 --------------  -------------  -----------   -------------
                                                   (dollars in thousands)
Mortgage-backed securities       $      174,799  $       1,268  $   (27,387)  $     148,680
Other securities                          9,185             --           --           9,185
                                 ----------------------------------------------------------
                                 $      183,984  $       1,268  $   (27,387)  $     157,865
                                 ==========================================================

(1) The amortized cost of the investment securities reflects the market valuation losses and impairments discussed in "Results of Operations".

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

      As we begin to return our focus to execution of our business plan, it is likely that our investment activities will focus more on the purchase of loan assets, and our investments in commercial operating properties will be reduced. We believe that certain loan assets provide higher yield returns, especially when coupled with our servicer's expertise in servicing international loans and domestic non-conforming and sub-performing loan assets. We remain optimistic about investment opportunities in Europe and, in particular, France.

      The following table sets forth certain information relating to the payment status of loans in the Company's loan portfolio at March 31, 1999:

                                                             Unpaid Principal
                                                                  Balance
                                                          (dollars in thousands)

Current or past due less than 31 days ..................        $    30,848
Past due 31 to 89 days .................................                 --
                                                                -----------
                                                                $    30,848
                                                                ===========

      We maintain an allowance for loan losses on non-discounted loans at a level that the Company considers adequate, based upon the advice of WRSC, to provide for probable losses based upon an evaluation of known and inherent risks.

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

      The following table sets forth certain information relating to the payment status of loans in our discounted loan portfolio at March 31, 1999:

                                                             Unpaid Principal
                                                                  Balance
                                                          (dollars in thousands)

Current or past due less than 31 days ..................        $     1,252
Past due 31 to 89 days .................................                 --
Past due 90 days or greater ............................              6,891
                                                                -----------
                                                                $     8,143
                                                                ===========

      The Company maintains an allowance for loan losses on discounted loans at a level that the Company considers adequate, based upon the advice of WRSC, to provide for probable losses on discounted loans based upon an evaluation of known and inherent risks. No additional allowance for loan losses for discounted loans was provided for during the quarter ended March 31, 1999.

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

                                                                  For the
                                                               Quarter Ended
                                                              March 31, 1999
                                                          ----------------------
                                                          (dollars in thousands,
                                                            except share data)

Net income .............................................        $     1,767
Real estate related depreciation .......................                394
Gain on sale of real estate ............................                (10)
Market valuation losses and impairments (1) ............              1,195
                                                                -----------
         FFO (2) .......................................        $     3,346
                                                                ===========

FFO per common share ...................................        $      0.29

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

(2) NAREIT's definition of FFO does not adjust net income by provisions for loan losses. However, we provided $2.7 million of loan loss during the quarter ended March 31, 1999 on our note receivable from WFSG, which we believe is non-recurring in nature. Including this additional adjustment for WFSG related loan loss provisions, FFO would have been $6.0 million for the quarter ended March 31, 1999. FFO for the three months ended March 31, 1999 principally reflects the significant impact on the Company of the difficult financial conditions in the third and fourth quarters of 1998, which had a substantial impact on our liquidity position and resulted in significant losses for the period and continued to affect our operations in 1999. FFO may not actually represent the amount made available to shareholders in the form of dividends, since the Company is only required to distribute 95% of its taxable income to qualify as a REIT and that taxable income is calculated differently than FFO. The Company may not calculate FFO in the same manner as other real estate investment trusts and accordingly the Company's FFO may not be directly comparable to that of other real estate investment trusts.

LIQUIDITY AND CAPITAL RESOURCES

      Liquidity is a measurement of the Company's ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund investments, engage in loan acquisition and lending activities, meet collateral calls and for other general business purposes. The primary sources of funds for liquidity during the quarter ended March 31, 1999 consisted of net cash provided by investing activities, including the cash repayments related to our mortgage-backed securities portfolio and a loan receivable which paid off during the quarter. The adverse market conditions, which negatively impacted us during the third and fourth quarters of 1998, began to stabilize during the quarter ended March 31, 1999. As of March 31, 1999, we had outstanding collateral calls with one of our lenders, net of cash retained, of approximately $2.6 million, which is a substantial decrease from the balance outstanding as of December 31, 1998 of $4.4 million.

      Fluctuations in interest rates will continue to impact our net interest income to the extent our fixed rate assets are funded by variable rate debt or our variable rate assets reprice on a different schedule or in relation to a different index than its floating rate debt, which in turn could impact potential returns to shareholders. See "Item 3 - Quantitative and Qualitative Disclosures about Market Risk". The flexibility in our leverage is dependent upon, among other things, changes in interest rates, changes in market spreads, or decreases in credit quality of underlying assets. In such circumstances, we would be required to provide additional collateral in connection with our short-term, floating-rate borrowing facilities. For additional information with respect to the Company's monthly mark-to-market of its securities available for sale portfolio, see "Changes in Financial Condition - Securities Available for Sale."

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

      Repurchase agreements are secured lending arrangements which involve the borrower selling an asset to a lender at a fixed price with the borrower having an obligation to repurchase the asset within a specified period (generally 30 days) at a higher price reflecting the interest cost of the loan. If the value of the underlying asset declines or the lender marks the asset lower, the lender may request that the amount of the loan be reduced by cash payments from the borrower or additional collateral be provided by the borrower (generally known as "collateral calls"). Mortgage-backed securities which are subject to repurchase agreements, as well as loans and real estate which secure other indebtedness, periodically are revalued by the lender, and a decline in such value may result in the lender requiring us to provide additional collateral to secure the indebtedness. As of March 31, 1999, the Company had approximately $181.1 million of indebtedness under the terms of which the lender could request additional collateral if the value of the underlying collateral declined. Although the Company believes that the likelihood of significant declines in asset values has decreased since the fourth quarter of 1998, the Company is seeking to maintain a larger cash position and more unencumbered assets to deal with future potential collateral calls. In addition, the Company is seeking to refinance some of this short term indebtedness with longer term indebtedness which would not be subject to the same collateral calls.

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

      Based on our monthly interest and other expenses, monthly cash receipts and collateral calls through April 30, 1999, we believe that our existing sources of funds will be adequate for purposes of meeting our short-term liquidity needs. There can be no assurance that this will be the case, however. Material increases in interest expense from variable rate funding sources, collateral calls, or material decreases in monthly cash receipts generally would negatively impact our liquidity. On the other hand, material decreases in interest expense from variable rate funding sources or in collateral calls generally would positively affect our liquidity.

OTHER - YEAR 2000 COMPLIANCE

      Many existing computer software programs and other technologically dependent systems use two digits to identify the year in date fields and, as such, could fail or create erroneous results by or at the Year 2000. We, WRSC and the companies that service our loan portfolio (our "Servicers") utilize a number of technologically dependent systems to operate, service mortgage loans and manage mortgage assets. WRSC, together with Wilshire Credit Corporation ("WCC", an affiliate of WFSG) and Wilshire Servicing Company U.K. Limited (a wholly-owned subsidiary of WFSG), who are our two Servicers, formed a committee to address year 2000 issues ("the Committee") that reports directly to WFSG's executive committee. The Committee is headed by WFSG's Chief Information Officer and includes representatives from across departments within WRSC and our Servicers as well as our management.

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

ECONOMIC ENVIRONMENT, PARTICULARLY IN THE MARKET AREAS IN WHICH THE COMPANY OPERATES, COMPETITIVE PRODUCTS AND PRICING, FISCAL AND MONETARY POLICIES OF THE U.S. GOVERNMENT, CHANGES IN PREVAILING INTEREST RATES, ACQUISITIONS AND THE INTEGRATION OF ACQUIRED BUSINESSES, CREDIT RISK MANAGEMENT, ASSET/LIABILITY MANAGEMENT, YEAR 2000 COMPLIANCE ISSUES, THE FINANCIAL AND SECURITIES MARKETS AND THE AVAILABILITY OF AND COSTS ASSOCIATED WITH SOURCES OF LIQUIDITY. EXCEPT AS REQUIRED BY LAW, THE COMPANY DOES NOT UNDERTAKE, AND SPECIFICALLY DISCLAIMS ANY OBLIGATION, TO PUBLICLY RELEASE THE RESULTS OF ANY REVISIONS WHICH MAY BE MADE TO ANY FORWARD-LOOKING STATEMENTS TO REFLECT THE OCCURRENCE OF ANTICIPATED OR UNANTICIPATED EVENTS OR CIRCUMSTANCES AFTER THE DATE OF SUCH STATEMENTS.

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

      The following table quantifies the potential changes in net interest income and net portfolio value should interest rates go up or down (shocked) by 100 to 400 basis points, assuming the yield curves of the rate shocks will be parallel to each other. Net portfolio value is calculated as the sum of the value of off-balance sheet instruments and the present value of cash in-flows generated from interest-earning assets net of cash out-flows in respect of interest-bearing liabilities. The cash flows associated with the loan portfolios and securities available for sale are calculated based on prepayment and default rates that vary by asset. Projected losses, as well as prepayments, are generated based upon the actual experience with the subject pool, as well as similar, more seasoned pools. To the extent available, loan characteristics such as loan-to-value ratio, interest rate, credit history and product types are used to produce the projected loss and prepayment assumptions that are included in the cash flow projections of the securities. Actual results could differ significantly from those estimated in the table.

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

                             As of December 31, 1998
                             -----------------------
                             (Dollars in thousands)

                                           Within          4 to 12        One Year     More than 3
                                          3 Months          Months       to 3 Years       Years            TOTAL
                                        ------------     -----------     ----------    ------------    ------------
INTEREST SENSITIVE ASSETS(1):

CASH AND CASH EQUIVALENTS               $      4,782                                                   $      4,782

SECURITIES AVAILABLE FOR SALE                                 47,413                        111,325         158,738

LOANS(2)                                     114,068             117            312           1,131         115,628

DUE FROM AFFILIATES                           12,352                                                         12,352
                                        ------------     -----------     ----------    ------------    ------------
TOTAL RATE SENSITIVE ASSETS             $    131,202     $    47,530     $      312    $    112,456    $    291,500
                                        ============     ===========     ==========    ============    ============
INTEREST SENSITIVE LIABILITIES:

REVERSE REPURCHASE AGREEMENTS           $    181,557                                                   $    181,557

NOTES PAYABLE                                 42,209                                                         42,209

BORROWING ON REAL ESTATE(4)                       --                          1,093          59,484          60,577

DUE TO AFFILIATES                             11,698                                                         11,698

DIVIDENDS PAYABLE                                              4,600                                          4,600
                                        ------------     -----------     ----------    ------------    ------------
TOTAL RATE SENSITIVE LIABILITIES             235,464           4,600          1,093          59,484         300,641
                                        ============     ===========     ==========    ============    ============

INTEREST RATE SENSITIVITY GAP               (104,262)         42,930           (781)         52,972

CUMULATIVE INTEREST RATE
SENSITIVITY GAP                             (104,262)        (61,332)       (62,113)         (9,141)

CUMULATIVE INTEREST RATE
SENSITIVITY GAP AS A PERCENTAGE OF
TOTAL RATE-SENSITIVE ASSETS                     -36%            -21%           -21%             -3%

----------------
(1)   Real estate property holdings are not considered interest rate sensitive.
(2) Amortizing fixed rate loans are assumed to prepay at a Constant Prepayment Rate ("CPR") of 10%.

                               As of June 30, 1999
                               -------------------
                             (Dollars in thousands)

                                           Within           4 to 12       One Year to    More than 3
                                          3 Months          Months          3 Years         Years             TOTAL
                                       -------------     ------------     -----------    ------------     ------------
INTEREST SENSITIVE ASSETS(1):

CASH AND CASH EQUIVALENTS                      9,223                                                      $      9,223

SECURITIES AVAILABLE FOR SALE(2)                               52,385                          68,150          120,535

LOANS(3)                                      26,054               79             211           5,763           32,107

DIP LOAN                                          --                                            5,000            5,000

NOTE RECEIVABLE - WFSG                            --                                            5,763            5,763
                                       -------------     ------------     -----------    ------------     ------------
TOTAL RATE SENSITIVE ASSETS            $      35,277     $     52,464     $       211    $     84,676     $    172,628
                                       =============     ============     ===========    ============     ============
INTEREST SENSITIVE LIABILITIES:

REVERSE REPURCHASE AGREEMENTS          $     119,262                                                      $    119,262

NOTES PAYABLE                                 23,062           18,130                                           41,192

BORROWING ON REAL ESTATE(4)                       --            1,087              --          54,777           55,864

DIVIDENDS PAYABLE                              4,600                                                             4,600
                                       -------------     ------------     -----------    ------------     ------------
TOTAL RATE SENSITIVE LIABILITIES       $     146,924     $     19,217              --    $     54,777     $    220,918
                                       =============     ============     ===========    ============     ============
INTEREST RATE SENSITIVITY GAP(4)            (111,647)          33,247             211          29,899

CUMULATIVE INTEREST RATE
SENSITIVITY GAP                             (111,647)         (78,400)        (78,189)        (48,290)

CUMULATIVE INTEREST RATE
SENSITIVITY GAP AS A PERCENTAGE
OF TOTAL RATE-SENSITIVE ASSETS                   -65%             -45%            -45%            -28%

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

Item 6.  Exhibits and Reports on Form 8-K.

         (a)   Exhibits

               11       Statement re Computation of Per Share Earnings
               27       Financial Data Schedule
               99       Pro Forma Financial Information - Narrative Format

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

      Wilshire Real Estate Investment Trust Inc.

            By:  /s/ Lawrence A. Mendelsohn
            ------------------------------
            Lawrence A. Mendelsohn
            President


            By:  /s/ Chris Tassos
            ------------------------------
            Chris Tassos
            Executive Vice President and Chief Financial Officer


Date: September 9, 1999