Form 10-Q
period 1999-09-30
WILSHIRE REAL ESTATE INVESTMENT TRUST INC
filed 1999-11-22
CIK 1048566

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                          COMMISSION FILE NO. 0-23911

                            ------------------------

                      WILSHIRE REAL ESTATE INVESTMENT INC.
             (Exact name of registrant as specified in its charter)

               MARYLAND                                     52-2081138
    (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                     Identification No.)

                              1310 SW 17TH STREET
                               PORTLAND, OR 97201
              (Address of principal executive offices) (Zip Code)
                                 (503) 721-6500
              (Registrant's telephone number, including area code)
                   Wilshire Real Estate Investment Trust Inc.
                             1776 SW Madison Street
                               Portland, OR 97205
                    (Former name and address of Registrant)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  CLASS                          OUTSTANDING AT OCTOBER 31, 1999
Common Stock, par value $0.0001 per share               11,500,000 shares

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      WILSHIRE REAL ESTATE INVESTMENT INC.

                                   FORM 10-Q

                                     INDEX

                                                              PAGE NO.
                                                              --------
PART I--FINANCIAL INFORMATION

Item 1. Interim Financial Statements (Unaudited):

      Consolidated Statements of Financial Condition........      3

      Consolidated Statements of Operations.................      4

      Consolidated Statements of Changes in Stockholders'
     Equity.................................................      5

      Consolidated Statements of Cash Flows.................      6

      Notes to Consolidated Financial Statements............      7

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations.................     14

Item 3. Quantitative and Qualitative Disclosures about
Market Risk.................................................     30

PART II--OTHER INFORMATION

Item 1. Legal Proceedings...................................     33

Item 2. Changes in Securities...............................     34

Item 3. Defaults Upon Senior Securities.....................     34

Item 4. Submission of Matters to a Vote of Security
Holders.....................................................     34

Item 5. Other Information...................................     35

Item 6. Exhibits............................................     35

Signatures..................................................     36

PART I--FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

                      WILSHIRE REAL ESTATE INVESTMENT INC.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  1999            1998
                                                              -------------   ------------
                                                               (UNAUDITED)
ASSETS

    Cash and cash equivalents...............................    $  7,802        $  4,782
    Securities available for sale, at fair value............     105,087         158,738
    Loans held for sale, net................................          --          44,006
    Loans, net..............................................      30,393          69,124
    Discounted loans, net...................................       1,191           2,498
    Investments in real estate, net.........................      69,424          85,005
    Investment in WFSG (see Note 6).........................       3,594              --
    Notes receivable from WFSG (see Note 6).................      10,977              --
    Due from WFSG (see Note 6)..............................          --          12,352
    Accrued interest receivable.............................       1,156           1,939
    Prepaid servicing fees to WCC (see Note 6)..............       2,953              --
    Other assets............................................       1,887           2,673
                                                                --------        --------
        Total assets........................................    $234,464        $381,117
                                                                ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY

  Liabilities:
    Short-term borrowings...................................    $121,662        $225,566
    Other borrowings........................................      48,986          60,577
    Accounts payable and accrued liabilities................       7,120           6,233
    Payable to Old WCC (see Notes 2 & 6)....................          --          11,698
    Dividends payable.......................................       4,600           4,600
                                                                --------        --------
        Total liabilities...................................     182,368         308,674
                                                                --------        --------

  Commitments and Contingencies (see Note 7)

  Stockholders' Equity:
    Preferred stock, $.0001 par value; 25,000,000 shares
      authorized; no shares issued and outstanding..........          --              --
    Common stock, $.0001 par value; 200,000,000 shares
      authorized; 11,500,000 shares issued and
      outstanding...........................................     166,981         166,981
    Accumulated deficit.....................................     (91,874)        (64,093)
    Accumulated other comprehensive loss....................     (23,011)        (30,445)
                                                                --------        --------
        Total stockholders' equity..........................      52,096          72,443
                                                                --------        --------
        Total liabilities and stockholders' equity..........    $234,464        $381,117
                                                                ========        ========

                      WILSHIRE REAL ESTATE INVESTMENT INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                  THREE MONTHS
                                                      ENDED              NINE MONTHS     SIX MONTHS
                                                  SEPTEMBER 30,             ENDED           ENDED
                                            -------------------------   SEPTEMBER 30,   SEPTEMBER 30,
                                               1999          1998           1999            1998
                                            -----------   -----------   -------------   -------------
Net Interest Income:
  Loans and discounted loans..............  $       959   $     4,167    $     4,081     $     5,491
  Securities..............................        3,291         7,152         12,025          10,758
  Other investments.......................          555           326          2,063             486
                                            -----------   -----------    -----------     -----------
    Total interest income.................        4,805        11,645         18,169          16,735
  Interest expense........................        2,803         6,012          9,841           7,513
                                            -----------   -----------    -----------     -----------
    Net interest income before provision
      for losses..........................        2,002         5,633          8,328           9,222
  Provision for (recovery of) losses......           --         3,000         (1,150)          3,000
                                            -----------   -----------    -----------     -----------
    Net interest income after provision
      for losses..........................        2,002         2,633          9,478           6,222
                                            -----------   -----------    -----------     -----------
Real Estate Operations:
  Operating income........................        1,625         2,011          5,468           2,960
  Operating expense.......................          (35)         (129)          (158)           (192)
  Interest expense........................       (1,043)       (1,060)        (3,579)         (1,408)
  Provision for losses on real estate.....         (325)           --           (892)             --
  Gain on sale of real estate.............          708            --            718              --
  Depreciation............................         (333)         (394)        (1,102)           (569)
                                            -----------   -----------    -----------     -----------
    Net income from real estate
      operations..........................          597           428            455             791
                                            -----------   -----------    -----------     -----------
Other Operating Income (Loss):
  Gain (loss) on sale of securities.......          232           934           (697)            934
  Gain (loss) on foreign currency
    translation...........................           35            --            (41)             --
  Other revenue...........................           53            --            242              --
  Provision for disputes with WFSG........       (4,077)           --         (4,077)             --
  Market valuation losses and
    impairments...........................       (6,339)      (49,520)       (28,527)        (49,520)
                                            -----------   -----------    -----------     -----------
      Total other operating loss..........      (10,096)      (48,586)       (33,100)        (48,586)
                                            -----------   -----------    -----------     -----------
Operating Expenses:
  Management fees to WRSC.................          663         1,340          2,414           1,942
  Servicing fees..........................          127           204            175             252
  Loan expenses...........................           31           193             36             278
  Other...................................          854         1,618          1,789           1,793
                                            -----------   -----------    -----------     -----------
      Total operating expenses............        1,675         3,355          4,414           4,265
                                            -----------   -----------    -----------     -----------
Net loss before provision for income
  taxes...................................       (9,172)      (48,880)       (27,581)        (45,838)
Provision for income taxes................          200            --            200              --
                                            -----------   -----------    -----------     -----------
NET LOSS..................................  $    (9,372)  $   (48,880)   $   (27,781)    $   (45,838)
                                            ===========   ===========    ===========     ===========
BASIC AND DILUTED LOSS PER SHARE..........  $     (0.82)  $     (4.25)   $     (2.42)    $     (4.03)
WEIGHTED AVERAGE SHARES OUTSTANDING.......   11,500,000    11,500,000     11,500,000      11,381,356

  The accompanying notes are an integral part of these consolidated financial statements

                      WILSHIRE REAL ESTATE INVESTMENT INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                             ACCUMULATED
                                                         COMMON STOCK                           OTHER
                                                     ---------------------   ACCUMULATED    COMPREHENSIVE
                                                       SHARES      AMOUNT      DEFICIT           LOSS         TOTAL
                                                     ----------   --------   ------------   --------------   --------
Initial capital....................................          --   $      2     $     --        $     --      $      2
Issuance of common stock...........................  11,500,000    166,979           --              --       166,979
Comprehensive loss:
  Net loss.........................................          --         --      (56,388)             --       (56,388)
  Other comprehensive (loss) income:
    Foreign currency translation...................          --         --           --              (7)           (7)
    Unrealized holding losses on securities
      available for sale...........................          --         --           --         (67,817)      (67,817)
    Reclassification adjustment for losses on
      securities included in net loss..............          --         --           --          37,379        37,379
                                                                                                             --------
Total comprehensive loss...........................          --         --           --              --       (86,833)
Dividends declared.................................          --         --       (7,705)             --        (7,705)
                                                     ----------   --------     --------        --------      --------
Balance at December 31, 1998.......................  11,500,000    166,981      (64,093)        (30,445)       72,443
Comprehensive loss:
  Net loss (unaudited).............................          --         --      (27,781)             --       (27,781)
  Other comprehensive (loss) income (unaudited):
    Unrealized holding losses on securities
      available for sale (unaudited)...............          --         --           --         (11,512)      (11,512)
    Reclassification adjustment for losses on
      securities included in net loss
      (unaudited)..................................          --         --           --          19,013        19,013
    Foreign currency translation (unaudited).......          --         --           --             (67)          (67)
                                                                                                             --------
Total comprehensive loss...........................          --         --           --              --       (20,347)
                                                     ----------   --------     --------        --------      --------
Balance at September 30, 1999 (unaudited)..........  11,500,000   $166,981     $(91,874)       $(23,011)     $ 52,096
                                                     ==========   ========     ========        ========      ========

  The accompanying notes are an integral part of these consolidated financial statements

                      WILSHIRE REAL ESTATE INVESTMENT INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                             (DOLLARS IN THOUSANDS)

                                                               NINE MONTHS     SIX MONTHS
                                                                  ENDED           ENDED
                                                              SEPTEMBER 30,   SEPTEMBER 30,
                                                                  1999            1998
                                                              -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................    $ (27,781)     $   (45,838)
  Adjustments to reconcile net loss to net cash (used in)
    provided by operating activities:
      Provision for (recovery of) losses....................       (1,150)           3,000
      Provision for losses on real estate owned.............          892               --
      Depreciation..........................................        1,102              569
      Amortization of premiums and discounts, net...........         (290)            (336)
      Market valuation losses and impairments...............       28,527           49,520
      Loss (gain) on sale of securities.....................          697             (934)
      Gain on sale of real estate...........................         (718)              --
      Loss on foreign currency translation..................            5               --
      Change in:
        Due from WFSG.......................................        1,159             (325)
        Accrued interest receivable.........................          783           (4,809)
        Prepaid servicing fees to WCC.......................       (2,953)              --
        Other assets........................................         (237)          (2,934)
        Payable to Old WCC..................................      (11,698)              --
        Accounts payable and accrued liabilities............          844            4,540
      Other, net............................................           --              400
                                                                ---------      -----------
      Net cash (used in) provided by operating activities...      (10,818)           2,853
                                                                ---------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of securities available for sale.................       (8,885)        (365,918)
  Purchase of loans and discounted loans....................           --         (651,100)
  Repayments of securities available for sale...............        9,100            3,859
  Proceeds from sale of securities available for sale.......       32,331           16,817
  Loan originations.........................................         (489)              --
  Proceeds on sale of loans.................................       48,366               --
  Principal payments received on loans and discounted
    loans...................................................       39,764            6,338
  Investments in real estate................................         (223)         (81,256)
  Proceeds on sale of real estate...........................       14,019               --
  Loan to WFSG..............................................       (5,000)              --
  Other.....................................................          247               28
                                                                ---------      -----------
      Net cash provided by (used in) investing activities...      129,230       (1,071,232)
                                                                ---------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from short-term borrowings.......................        1,251          508,230
  Proceeds from other borrowings............................           --           60,940
  Proceeds from securitized mortgage obligations............           --          372,318
  Repayments on short-term borrowings.......................     (105,185)         (32,879)
  Repayments on other borrowings............................      (11,454)            (136)
  Dividend payments on common stock.........................           --           (3,105)
  Proceeds from issuance of common stock, net of offering
    costs...................................................           --          166,979
                                                                ---------      -----------
      Net cash (used in) provided by financing activities...     (115,388)       1,072,347
                                                                ---------      -----------
Effect of exchange rate changes on cash.....................           (4)              --
                                                                ---------      -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS...................        3,020            3,968
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD............        4,782                2
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................    $   7,802      $     3,970
                                                                =========      ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION--
      Cash paid for interest................................    $   9,475      $     7,347
NON CASH INVESTING ACTIVITIES--
      Investment in WFSG....................................       12,289               --
NON CASH FINANCING ACTIVITIES--
      Common stock dividends declared but not paid..........           --            4,600
      Additions to investment real estate acquired in
       settlement of loans..................................           26              276

  The accompanying notes are an integral part of these consolidated financial statements

                      WILSHIRE REAL ESTATE INVESTMENT INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999

           (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA AND WHERE NOTED)

NOTE 1--BASIS OF PRESENTATION

    The accompanying interim consolidated financial statements of Wilshire Real Estate Investment Inc. and Subsidiaries ("WREI" or the "Company") (previously Wilshire Real Estate Investment Trust Inc. and Subsidiaries) are unaudited and have been prepared in conformity with the requirements of Regulation S-X promulgated under the Securities Exchange Act of 1934 as amended (the "Exchange Act"), particularly Rule 10-01 thereof, which governs the presentation of interim financial statements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles ("GAAP") for complete financial statements. The accompanying interim consolidated financial statements should be read in conjunction with the Company's 1998 Annual Report on Form 10-K/A. A summary of the Company's significant accounting policies is set forth in Note 4 to the consolidated financial statements in the 1998 Annual Report on Form 10-K/A.

    In the Company's opinion, all adjustments, comprised of normal recurring accruals necessary for the fair presentation of the interim financial statements, have been included in the accompanying financial statements. Operating results for the three and nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

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

    Prior to April 6, 1998, the Company had substantially no operating activity and, therefore, comparative 1998 consolidated statements of operations are presented only for the three and six months ended September 30, 1998.

    Certain items in the previously reported consolidated financial statements were reclassified to conform to the September 30, 1999 presentation, none of which affect previously reported net loss.

NOTE 2--ORGANIZATION AND RELATIONSHIPS

    The Company was originally incorporated as Wilshire Real Estate Investment Trust Inc. ("WREIT") in the State of Maryland on October 24, 1997. However, due to the benefit of significant net operating loss carryforwards and to avoid any risk of not qualifying as a real estate investment trust ("REIT"), the Company elected in September 1999 (with shareholder approval) not to be taxed as a REIT (see Note 3), and the Company's name was changed to Wilshire Real Estate Investment Inc. The Company was initially formed with a capital investment of $2 thousand. On April 6, 1998, the Company was capitalized with the sale of 11,500,000 shares of common stock, par value $.0001 per share, at a price of $16.00 per share (the "Offering"). Total net proceeds of the Offering after underwriting and offering expenses were $167.0 million.

    Until recently, the Company was a party to a management agreement with Wilshire Realty Services Corporation ("WRSC"), a wholly-owned subsidiary of Wilshire Financial Services Group Inc. ("WFSG"), under which WRSC advised the Company on various facets of its business and managed its day-to-day operations, subject to the supervision of the Company's Board of Directors. WFSG currently owns 992,587

                      WILSHIRE REAL ESTATE INVESTMENT INC.

                               SEPTEMBER 30, 1999

           (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA AND WHERE NOTED)

NOTE 2--ORGANIZATION AND RELATIONSHIPS (CONTINUED)

shares, or 8.6%, of the Company's outstanding common stock and has options to purchase an additional 1,135,000 shares (of which options on 57,500 shares were granted to officers of WRSC) at an exercise price of $16.00 per share. For its services, WRSC received a base management fee of 1% per annum of the first
$1.0 billion of average invested assets, as defined in the agreement, 0.75% of the next $500 million of average invested assets and 0.50% of average invested assets above $1.5 billion, payable quarterly. In addition, WRSC could receive additional incentive compensation in an amount generally equal to 25% of the dollar amount by which funds from operations ("FFO"), as adjusted, exceeded an amount equal to the product of: (i) $16.00; and, (ii) the ten-year Treasury rate plus 5% per annum, multiplied by the weighted average number of shares of common stock outstanding during such period. Finally, WRSC was entitled to receive reimbursements of all due diligence costs and reasonable out-of-pocket expenses. For the three months and nine months ended September 30, 1999, the Company incurred approximately $663 and $2,414, respectively, of management fees. Management fees for the three months and six months ended September 30, 1998 were approximately $1,340 and $1,942. No incentive fees have been incurred under the management agreement.

    WFSG experienced financial difficulties in 1998 resulting in its bankruptcy restructuring. On March 3, 1999, WFSG submitted a prepackaged plan of reorganization as part of a Chapter 11 bankruptcy filing in the Federal Court of Wilmington, Delaware. On April 12, 1999, the WFSG restructuring plan was approved by the Bankruptcy Court, and on June 10, 1999, WFSG emerged from bankruptcy pursuant to the restructuring plan. See Note 6 for discussion of accounting matters related to this restructuring.

    Prior to WFSG's reorganization, Wilshire Credit Corporation ("Old WCC"), an affiliate of WFSG, provided loan and real property servicing to the Company. As part of the Restructuring Plan, the servicing operations conducted by Old WCC were transferred to WCC Inc. ("WCC"), a newly formed company controlled by WFSG.

    Relations between WFSG and the Company declined as the Company was not allowed to fully participate in the restructuring of WFSG and did not obtain any representation on WFSG's new board of directors despite a 14.4% ownership interest. On August 19, 1999, the Company was notified that WFSG had suspended its Chief Executive Officer, Andrew Wiederhorn, and its President, Lawrence Mendelsohn, from their duties as employees of WFSG and its subsidiaries and terminated their employment with WFSG and its subsidiaries purportedly for cause on September 3, 1999. Mr. Wiederhorn and Mr. Mendelsohn were also terminated as Chief Executive Officer and President of WRSC. The Company and its independent directors have long considered that Mr. Wiederhorn and Mr. Mendelsohn are key personnel on which the stability and future growth of the Company are dependent. As the principal architects of the development of both WFSG and the Company, Mr. Wiederhorn and Mr. Mendelsohn are familiar with the Company's strengths and weaknesses, have a firm understanding of the complex real estate and financial markets in which the Company operates, have longstanding relationships within the industry (and in particular with the Company's lenders) and are familiar with the Company's assets (including its portfolio of subordinated mortgage-backed securities) and its liabilities (including short-term repurchase agreements). Accordingly, the independent directors of the Company believe that the termination of Mr. Wiederhorn and Mr. Mendelsohn had a material, adverse effect on WRSC's ability to perform its obligations under the management agreement.

                      WILSHIRE REAL ESTATE INVESTMENT INC.

                               SEPTEMBER 30, 1999

           (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA AND WHERE NOTED)

NOTE 2--ORGANIZATION AND RELATIONSHIPS (CONTINUED)

    During the third quarter of 1999, the Company decided to become internally managed, and this has resulted in disputes between the Company, on the one hand, and WRSC and WFSG on the other. Prior to this decision, the Company's business and investment affairs had been managed by WRSC pursuant to a management agreement, and the Company had received managerial and administrative services from WRSC thereunder. Accordingly, prior to this decision, the Company had no employees and instead relied on WRSC for management, facilities, reporting, and other services. WRSC itself is a shell company and has no employees. WFSG provided managerial and administrative services to WRSC to allow it to fulfil its obligations under the management agreement.

    On August 20, 1999, the Company filed a lawsuit against WFSG in the Circuit Court of the State of Oregon for Multnomah County. On August 23, 1999, the Company filed an amended Complaint in the lawsuit adding as additional defendants WRSC, WCC, a 50.01% subsidiary of WFSG, and Wilshire Management Leasing Company ("WML"), a wholly-owned subsidiary of WFSG alleging: (1) the termination of Wiederhorn and Mendelsohn made WFSG and WRSC unable and/or unwilling to provide management to the Company as required under the management agreement; (2) the inability of WFSG and WRSC to manage the Company's business affairs triggered application of a facilities sharing agreement dated
February 19, 1999 between the Company, WFSG, WRSC, WCC, and WML (the "Facilities Sharing Agreement"); and (3) WFSG's refusal to allow Wiederhorn and Mendelsohn access to WFSG's facilities, personnel, and equipment for the Company's business violated the terms of the Facilities Sharing Agreement. Messrs. Wiederhorn and Mendelsohn have also brought suit against WFSG and its directors alleging wrongful termination and defamation. The Facilities Sharing Agreement had been entered into by the parties to provide for the orderly transition of the Company's management in the event the management agreement was no longer operative and the Company was to become internally, rather than externally, managed. Under the Facilities Sharing Agreement, WFSG, WRSC, and the other parties were required to provide to the Company, for a period of two years, the facilities, services, equipment, and personnel necessary for the Company to internally manage itself, in return for the payment by the Company of the pro-rata cost to provide facilities, services, equipment, and personnel. On September 22, 1999, WFSG and WRSC filed papers in the above litigation alleging various affirmative defenses and counterclaims, including allegations that the Facilities Sharing Agreement was not in effect and was unenforceable, and that the Company breached the management agreement, obligating the Company to pay a termination fee.

    On September 22, 1999, the Company sent a letter to WRSC reserving its rights with respect to prior declarations of default by WRSC, and providing formal notice of non-renewal and termination "for cause" of the management agreement. The letter outlined various breaches of the management agreement by WRSC, including: failing to provide competent management to the Company; failing to provide necessary services and facilities; and taking actions contrary to the interests of the Company. WRSC has disputed the characterization of the termination as one "for cause" and has claimed that under the management agreement it is entitled to a termination fee (a sum equal to the management fees paid to WRSC for the preceding twelve months) from the Company. Notwithstanding the foregoing, the Company has sought to discuss the parties' disagreements with a view to reaching an amicable arrangement for severing the relationships between WFSG and the Company. As a result of the Company's overtures, the Company and WFSG began discussions to resolve their differences in late September. There can be no assurance that

                      WILSHIRE REAL ESTATE INVESTMENT INC.

                               SEPTEMBER 30, 1999

           (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA AND WHERE NOTED)

NOTE 2--ORGANIZATION AND RELATIONSHIPS (CONTINUED)

these discussions will result in a resolution of these disagreements. In connection with this matter, the Company, without admission, recorded a provision for potential resolution of disputes with WFSG of $4.1 million as of September 30, 1999.

    As part of the Company's decision to become independently managed, the Company has entered into employment agreements with Andrew Wiederhorn, as Chairman and Chief Executive Officer; Lawrence Mendelsohn, as President; Chris Tassos, as Chief Financial Officer and Executive Vice President; Richard Brennan, as Executive Vice President; and Robert Rosen, as Executive Vice President.

NOTE 3--INCOME TAXES

    Due to the significant net operating loss carryforwards of the Company and risks of not qualifying as a REIT, the Company reevaluated its original plan to elect to be taxed as a REIT. The Company's Board of Directors had been informed that potentially serious adverse tax consequences could result (including tax penalties) in the event that the Company elected to be a REIT but was unable to qualify as such under the Internal Revenue Code of 1986, as amended. As a result of these factors and the Company's significant net loss during the year ended December 31, 1998, the Company concluded that it was in the best interests of the Company and its shareholders not to elect REIT status, and included for vote at the annual shareholders' meeting a proposal to proceed in that manner. On September 10, 1999, the Company's shareholders voted not to elect REIT status and, as a result, the Company will be subject to corporate taxation.

    As of September 30, 1999, the Company had, for U.S. Federal tax purposes, a net operating loss carryforward in excess of $65 million, which expires in 2018. U.S. tax regulations impose limitations on the use of net operating loss carryforwards following certain changes in ownership. If such a change were to occur with respect to the Company, the limitation could significantly reduce the amount of benefits that would be available to offset future taxable income each year, starting with the year of ownership change. The Company has not recorded any tax assets for the future benefits of the net operating loss carryforwards.

NOTE 4--SIGNIFICANT TRANSACTIONS

    In October 1999, the Company and Credit Suisse First Boston, the Company's largest lender, agreed to replace the existing monthly repurchase facility with a longer-term facility, for the continued financing of certain mortgage-backed securities and a $25 million commercial mortgage loan. The Company believes that this arrangement significantly reduces risk and reliance on short-term borrowings while still providing adequate amortization and collateral requirements for its lender.

    In July 1999, the Company sold a commercial warehouse in Salem, Oregon for net proceeds of approximately $7.4 million, and in August 1999, the Company sold a commercial warehouse in Eugene, Oregon for net proceeds of approximately
$2.3 million. The gains on these sales of $0.2 million and $0.5 million, respectively, are reported in the consolidated statements of operations for the three and nine months ended September 30, 1999. Proceeds were used to repay
$7.4 million of other borrowings.

                      WILSHIRE REAL ESTATE INVESTMENT INC.

                               SEPTEMBER 30, 1999

           (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA AND WHERE NOTED)

NOTE 4--SIGNIFICANT TRANSACTIONS (CONTINUED)

    During the three months ended September 30, 1999, the Company sold mortgage-backed securities with a carrying value of $5.5 million. The cumulative gain on these sales of $0.2 million is reported in the consolidated statements of operations for the three and nine months ended September 30, 1999. Proceeds of $5.7 million were used to repay short-term borrowings.

NOTE 5--MARKET VALUATION LOSSES AND IMPAIRMENTS

    The Company evaluates, on an ongoing basis, the carrying value of its securities portfolio, which is accounted for as available-for-sale. To the extent differences between the book basis of the securities and their current market values are deemed to be temporary in nature, such unrealized gains or losses are reflected directly in equity, as "other comprehensive income or loss." In calculating the extent to which declines in the value of available-for-sale securities are other than temporary, the Company analyzes actual performance of the securities and underlying collateral, including prepayment and default statistics, as well as expectations for such performance in the future. To the extent reasonable expectations for future performance are not likely to offset reductions in current market valuations, a write down is recorded in "Market Valuation Losses and Impairments."

    During the three and nine months ended September 30, 1999, market valuation losses and impairments of $6.3 million and $28.5 million, respectively, were recorded. An $8.7 million write down of the Company's interest in WFSG stock and $1.0 million of fees for advisory services in connection with its investment in WFSG stock (see Note 6) are included in the nine months ended September 30, 1999. The Company believes that the decline in value of its investment in WFSG stock is other than temporary, based on WFSG's operating results and other factors, and has written down such investment to the market price of $1.25 per share as of September 29, 1999. In addition, during such periods, $6.3 million and $18.0 million, respectively, of market valuation losses and impairments were recorded related to our portfolio of mortgage-backed securities primarily reflecting unprecedented prepayment rates on certain residual securities. During the three months ended September 30, 1999, the Company impaired its investment in Cityscape 1997-A, 1997-B, and 1997-C economic residual interests by $4.9 million. This charge primarily reflects the continuation of rapid prepayment on the loans underlying these securities despite an overall increase in the level of prevailing market mortgage rates. The remaining carrying value of all our economic residuals is $16.6 million at September 30, 1999. The Company also impaired its investment in Wilshire Consumer Obligation Structured Trust 1995-A by $1.4 million. This charge primarily reflects the potential impairment of two related loans secured by a commercial property that sustained considerable flooding. The loans represent approximately 30% of the remaining loan pool balance underlying the trust. The recording of this market valuation loss and impairment had the effect of transferring such amounts between components of equity (from "other comprehensive loss" to "accumulated deficit"), but had no net effect on net equity of the Company. See also the Consolidated Statements of Changes in Stockholders' Equity.

NOTE 6--TRANSACTIONS WITH WFSG, ITS SUBSIDIARIES OR OLD WCC

    In January 1999, the Company entered into an agreement to provide WFSG with debtor-in-possession financing of up to $10.0 million (the "DIP Facility") as part of a compromise and settlement of a $17.0 million receivable due from WFSG. The DIP Facility bears interest at 12% and is secured by the

                      WILSHIRE REAL ESTATE INVESTMENT INC.

                               SEPTEMBER 30, 1999

           (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA AND WHERE NOTED)

NOTE 6--TRANSACTIONS WITH WFSG, ITS SUBSIDIARIES OR OLD WCC (CONTINUED)

stock of First Bank of Beverly Hills, FSB, WFSG's savings bank subsidiary. The DIP Facility matures on February 29, 2004 and repayment is made through fully amortizing principal and interest payments commencing on February 29, 2000. Prior to February 29, 2000, only interest payments are required. The Company loaned $5.0 million under the DIP Facility (which is included in "Notes receivable from WFSG" in the statements of financial condition) on March 3, 1999, but did not provide WFSG with the remaining half. Accordingly, under the agreement negotiated by the Company's Independent Directors with WFSG and its creditors, 50%, or approximately $8.5 million, of WFSG's obligation was treated PARI PASSU with the claims of WFSG's noteholders and converted, together with approximately $21.4 million (in principal plus accrued but unpaid interest) of WFSG's 13% Series B Notes held by WREI, to 2,874,791 shares of newly issued common stock of WFSG on June 10, 1999, the effective date of the Restructuring Plan. Additionally, on the effective date of the Restructuring Plan, the Company received approximately $8.5 million in principal amount ($6.0 million carrying value) of WFSG's 6% Convertible PIK Notes due 2006 (the "PIK Notes"), which is also included in "Notes receivable from WFSG" in the statements of financial condition, in exchange for the remaining 50% of the $17.0 million aforementioned receivable due from WFSG. The Company may elect to convert the PIK Notes into new common stock of WFSG upon receipt of a notice of redemption of the PIK Notes by WFSG.

    On June 30, 1999 the Company filed an H-(e)1 application with the Office of Thrift Supervision. The application requests OTS approval to be a material shareholder of a savings and loan holding company (WFSG). Currently, the Company is not obligated to obtain such approval under OTS regulations. The Company has filed such application; however, to protect itself from circumstances such as dilution or sales by other holders that would obligate the Company at a later date to obtain such OTS approval.

    In January 1999, the Company remitted $15 million to Old WCC, consisting of a payment of amounts owed by the Company to Old WCC of $11.8 million and the prepayment of $3.2 million of future servicing fees for a release of a guarantee by the Company of $35 million of Old WCC's indebtedness and of any and all claims against the Company relating thereto. The amortized balance of the prepaid servicing fee is included in the accompanying consolidated statement of financial condition as of September 30, 1999. However, the noteholders of WFSG claim that less than $3.2 million of future servicing fees were prepaid by the Company. The noteholders of WFSG claim that the amount owed to Old WCC was approximately $900,000 higher, thereby reducing the amount of the prepayment credit to $2.3 million. The Company believes that the $3.2 million figure is correct and is currently negotiating this issue with WFSG as part of an overall settlement between WFSG and the Company.

NOTE 7--COMMITMENTS, CONTINGENCIES & OFF-BALANCE SHEET RISK

    The Company's Asset and Liability Committee is authorized to utilize a wide variety of off-balance sheet financial techniques to assist the Company in the management of interest rate risk. In hedging the interest rate and/or exchange rate exposure of a foreign currency denominated asset or liability, the Company may enter into hedge transactions to counter movements in the different currencies, as well as interest rates in those currencies. These hedges may be in the form of currency and interest rate swaps, options, and forwards, or combinations thereof. At September 30, 1999, the Company had no outstanding positions in these instruments.

                      WILSHIRE REAL ESTATE INVESTMENT INC.

                               SEPTEMBER 30, 1999

           (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA AND WHERE NOTED)

NOTE 7--COMMITMENTS, CONTINGENCIES & OFF-BALANCE SHEET RISK (CONTINUED)

    With the exception of disputes with WFSG and WRSC discussed in Notes 2 and 6, the Company is involved in various legal proceedings occurring in the ordinary course of business which the Company believes will not have a material adverse effect on the financial condition or operations of the Company.

NOTE 8--SUBSEQUENT EVENTS

    In October 1999, the Company acquired mortgage-backed securities from WFSG for approximately $20.9 million by assuming short-term borrowings of $18.5 million and a $2.4 million reduction in the carrying amount of the PIK Notes.

    The Company is currently in the process of marketing certain commercial properties for sale during the fourth quarter 1999, many of which are under contract for sale. Management expects net proceeds to approximate or exceed the carrying values of such properties. The net proceeds resulting from these transactions are expected to be used to reduce short-term and other borrowings. There can be no assurance, however, that the Company will sell such properties, that any outstanding sale contracts will close, or the Company will receive net proceeds in excess of their respective carrying values.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS OF WILSHIRE REAL ESTATE
INVESTMENT INC. AND THE NOTES THERETO INCLUDED ELSEWHERE IN THIS FILING. REFERENCES IN THIS FILING TO "WILSHIRE REAL ESTATE INVESTMENT INC.," "WE," "OUR," AND "US" REFER TO WILSHIRE REAL ESTATE INVESTMENT INC. AND ITS SUBSIDIARIES UNLESS THE CONTEXT INDICATES OTHERWISE.

GENERAL

    Wilshire Real Estate Investment Inc. ("WREI" or the "Company") (formerly known as Wilshire Real Estate Investment Trust Inc.) is a Nasdaq-listed corporation that was formed in October 1997 and commenced operations in April 1998 following the completion of our initial public offering.

    In response to adverse market conditions in the second half of 1998 and the resulting effect on our operations, we focused our efforts on stabilizing our existing asset base and greatly reduced acquisition activities during the nine months ended September 30, 1999. General market conditions and availability of financing for certain of our asset categories, especially subordinated mortgage-backed securities and mezzanine loans, continue to be uncertain. Our results of operations for the three and nine months ended September 30, 1999 reflect this continued difficult marketplace, which include further impairment write downs of mortgage-backed securities, the preponderance of which had previously been deducted from stockholders' equity, through "Accumulated other comprehensive loss."

    Notwithstanding this uncertainty, we expect gradually to resume acquisition activities, with an increased emphasis on investment in loans and related assets and a decreased emphasis on commercial operating properties. We believe that investments in loans provide higher yields and allow us to more efficiently leverage our existing capital, thereby providing us a higher return on equity. In addition, we believe there may be attractive opportunities for additional investments in Europe. We may also seek to invest in other companies that invest in real estate related assets, especially where the market capitalizations of such companies do not reflect the inherent values of the underlying assets or franchises. Nonetheless, we continue to make investment decisions on an opportunistic basis and will evaluate investment opportunities as they arise.

RESTRUCTURING OF WFSG

    As a result of the market turmoil in the second half of 1998, Wilshire Financial Services Group Inc. ("WFSG"), the parent of Wilshire Realty Services Corporation ("WRSC"), submitted on March 3, 1999 a prepackaged plan of reorganization as part of a Chapter 11 bankruptcy filing in the Federal Court of Wilmington, Delaware. On April 12, 1999, the WFSG restructuring plan was approved by the Bankruptcy Court and on June 10, 1999, WFSG's bankruptcy reorganization was consummated.

    Through our independent directors, we were a party to the restructuring negotiations since we owned $20 million in principal amount of WFSG's 13%
Series B Notes and had a $17.0 million unsecured receivable from WFSG, bearing interest at 13%. In January 1999, we entered into an agreement to provide WFSG with debtor-in-possession financing of up to $10.0 million (the "DIP Facility") as part of a compromise and settlement of the $17.0 million receivable due from WFSG. Under this compromise and settlement, if the Company funded the full amount of the DIP Facility, the Company would have received a new note for the full amount of the receivable, bearing interest at 6% per annum payable monthly in arrears. The DIP Facility bears interest at 12% and is secured by the stock of First Bank of Beverly Hills, FSB, WFSG's savings bank subsidiary. The DIP Facility matures on February 29, 2004 and repayment is made through fully amortizing principal and interest payments commencing on February 29, 2000. Prior to February 29, 2000, only interest payments are required. The business decision to provide the DIP Facility was based on the independent directors' desire to obtain the best possible treatment for the Company's holdings of WFSG's 13% Series B Notes and the account receivable due from WFSG and the fact that the debtor-in-possession facility was fully secured by the stock of WFSG's bank subsidiary. We funded $5.0 million of the DIP Facility on March 3, 1999 but did not provide WFSG with the remaining half. Accordingly, under the agreement negotiated by the Company's independent directors with WFSG and its creditors, 50%, or approximately $8.5 million, of WFSG's obligation was treated pari passu with the claims of WFSG's noteholders and converted, together with approximately $21.4 million (in principal plus accrued but unpaid interest) of WFSG's 13% Series B Notes, to 2,874,791 shares of newly issued common stock of WFSG on June 10, 1999, the effective date of the restructuring plan. Additionally, on the effective date of the restructuring plan, we received approximately
$8.5 million in principal amount of WFSG's 6% Convertible PIK Notes due 2006 (the "PIK Notes") in exchange for the remaining 50% of the $17.0 million intercompany receivable due from WFSG. We may elect to convert the PIK Notes into new common stock of WFSG upon receipt of a notice of redemption of the PIK Notes by WFSG. Following the completion of WFSG's restructuring plan, we held 2,874,791 shares, or approximately 14.4%, of common stock of WFSG.

    The following table sets forth the Company's investments in WFSG and subsidiaries as of December 31, 1998, which was prior to WFSG's bankruptcy filings, and as of September 30, 1999, which was following the completion of WFSG's bankruptcy. Following the completion of WFSG's restructuring plan on June 10, 1999, the $5 million loaned to WFSG under the DIP Facility no longer has priority over other creditors and will be treated like any other secured loan.

                       THE COMPANY'S INVESTMENTS IN WFSG

                                                               PRE-BANKRUPTCY    POST BANKRUPTCY
TYPE OF INVESTMENT                                            (AS OF 12/31/98)   (AS OF 9/30/99)
------------------                                            ----------------   ---------------
WFSG's 13% Series B Notes...................................    $9,933,000(1)      $        --
Receivable From WFSG........................................    17,000,000(2)               --
PIK Notes...................................................              --       5,977,000(3)
WFSG's Common Stock.........................................              --       3,594,000(4)
DIP Facility................................................              --         5,000,000
Prepaid Servicing Fees to WCC...............................              --         2,953,000
                                                                ------------       -----------
TOTAL.......................................................    $ 26,933,000       $17,524,000
                                                                ============       ===========

------------------------

(1) Based on the value of the 13% Series B Notes as shown on the Company's financial statements as of December 31, 1998. The principal amount of the 13% Series B Notes held by the Company was $20 million.

(2) Based on the face amount owed.

(3) In October 1999, the Company acquired approximately $20.9 million of mortgage-backed securities from WFSG by assuming short-term borrowings of $18.5 million and a $2.4 million reduction in the carrying amount of the PIK Notes.

(4) Based on $1.25 per share. WFSG's common stock currently trades on the OTC Bulletin Board and the closing price as of September 29, 1999 was $1.25 per share.

INCOME TAX STATUS

    Due to the significant net operating loss carryforwards and risks of not qualifying as a real estate investment trust ("REIT"), we reevaluated our original plan to elect to be taxed as a REIT. Our Board of Directors had been informed that potentially serious adverse tax consequences could result (including tax penalties) in the event that we elected to be a REIT but were unable to qualify as such under the Internal Revenue Code of 1986, as amended. As a result of these factors and our significant net loss during the year ended December 31, 1998, we concluded that it was in our best interests not to elect REIT status. On September 10, 1999, our shareholders voted not to elect REIT status.

    Since we elected not to be taxed as a REIT, we will be subject to corporate taxation. However, as of September 30, 1999 we had, for U.S. Federal tax purposes, a net operating loss carryforward in excess of $65 million, which expires in 2018. U.S. tax regulations impose limitations on the use of net operating loss carryforwards following certain changes in ownership. If such a change were to occur with respect to the Company, the limitation could significantly reduce the amount of benefits that would be available to offset future taxable income each year starting with the year of the ownership change. The Company has not recorded any tax assets for the future benefits of the net operating loss carryforwards.

RESULTS OF OPERATIONS--NINE MONTHS ENDED SEPTEMBER 30, 1999

    NET LOSS. Our net loss for the nine months ended September 30, 1999 was $27.8 million, or $2.42 per share. The net loss is primarily attributable to market valuation losses and impairments of $28.5 million (of which $18.0 million is attributable to our portfolio of mortgage-backed securities, $8.7 million is attributable to our investment in WFSG stock, $1.0 million is attributable to fees for advisory services in connection with our investment in WFSG stock and $0.8 million is attributable to our holdings of WFSG 13% Notes due 2004, which were subsequently converted to newly issued common stock of
WFSG), a provision for potential resolution of disputes with WFSG of $4.1 million, operating expenses and management fees of $4.4 million, partially offset by net interest income after recovery of losses of $9.5 million and income on real estate operations of $0.5 million.

    NET INTEREST INCOME. The following table sets forth information regarding the total amount of income from interest-earning assets and expense from interest-bearing liabilities and the resulting average yields and rates:

                                                                 FOR THE NINE MONTHS ENDED
                                                                     SEPTEMBER 30, 1999
                                                              --------------------------------
                                                              AVERAGE    INTEREST   ANNUALIZED
                                                              BALANCE     INCOME    YIELD/RATE
                                                              --------   --------   ----------
                                                                   (DOLLARS IN THOUSANDS)
Interest-Earning Assets:
  Loan portfolios (1).......................................  $ 52,703   $ 4,081       10.2%
  Mortgage-backed securities available for sale.............   131,061    12,025       12.1
  Other securities available for sale (2)...................     9,325       108        1.5
  Due from WFSG.............................................    13,001     1,251       12.7
  Notes receivable from WFSG................................     4,190       382       12.0
  Other investments.........................................     8,858       322        4.8
                                                              --------   -------       ----
    Total interest-earning assets...........................   219,138    18,169       10.9
                                                              --------   -------       ----
Interest-Bearing Liabilities:
  Short-term and other borrowings...........................   166,933     9,841        7.8
                                                              --------   -------       ----
    Total interest-bearing liabilities......................   166,933     9,841        7.8
                                                              --------   -------       ----
  Net interest income before provision for loan
    losses/spread (3).......................................             $ 8,328        3.1%
                                                                         -------       ----
  Net interest margin (4)...................................                            5.0%
                                                                                       ----

------------------------

(1) In April 1999, we sold a loan secured by five luxury hotels in London, England, including the Savoy Hotel, the Connaught and Claridge's Hotel, with a carrying value of approximately $47.9 million. The net interest margin attributable to this loan, net of related swaps, was approximately 5.2% during the nine months ended September 30, 1999.

(2) Other securities available for sale consists of a U.S. Treasury Bill yielding approximately 4.7%, which was purchased in June 1999, and WFSG's 13% Series B Notes, which we held from January 1999 to June 10, 1999. On June 10, 1999, on WFSG's emergence from bankruptcy, WFSG's 13% Series B Notes due 2004 were converted to common stock of WFSG. Accordingly, we did not accrue interest income on these securities during the nine months ended September 30, 1999.

(3) Net interest spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.

(4) Net interest margin represents net interest income divided by average interest-earning assets.

    RECOVERY OF LOSSES. During the nine months ended September 30, 1999, we reversed a provision for losses of $3.9 million taken in prior periods for a loan held for sale. This loan, which was secured by five luxury hotels in London, England, including the Savoy Hotel, the Connaught and Claridge's Hotel, was sold on April 29, 1999 and resulted in this recovery. This provision reversal was partially offset by a provision for losses on loans of $0.1 million. In addition, during the nine months ended September 30, 1999 we recognized a net write down of $2.7 million in the carrying value of a $17.0 million note receivable from WFSG to reflect the estimated value of the common stock of WFSG to be received in exchange for a portion of the note (see also Note 6 to the interim consolidated financial statements). The write down is included in provision for losses in the consolidated statements of operations for the nine months ended September 30, 1999.

    REAL ESTATE OPERATIONS. Real estate operations represent activity from our investment in various office buildings, retail stores, and other commercial property located in Oregon, California and the United Kingdom. During the nine months ended September 30, 1999, we realized income of approximately
$0.5 million on these properties. This income was attributable to rental income of $5.5 million, partially offset by interest expense of $3.6 million, depreciation expense of $1.1 million, gain on sale of real estate of $0.7 million, provision for losses on real estate of $0.9 million and operating expenses of $0.2 million.

    OTHER LOSS. Our other loss was approximately $33.1 million for the nine months ended September 30, 1999. This loss was primarily due to $28.5 million of market valuation losses and impairments, a provision for potential resolution of disputes with WFSG of $4.1 million, and a loss on sales of mortgage-backed securities of $0.7 million, partially offset by other revenue of $0.2 million. During the nine months ended September 30, 1999, we recorded $18.0 million of market valuation losses and impairments related to our portfolio of mortgage-backed securities available for sale, $8.7 million related to our investment in newly-issued WFSG stock, $1.0 million related to fees for advisory services in connection with our investment in WFSG stock and $0.8 million related to our holdings of WFSG's 13% Series B Notes prior to their conversion to newly-issued WFSG stock.

    These market valuation losses and impairments were deemed by the Company to be other than temporary in nature. In calculating the extent to which declines in the value of available-for-sale securities are other than temporary, the Company analyzes actual performance of the securities and underlying collateral, including prepayment and default statistics, as well as expectations for such performance in the future. To the extent reasonable expectations for future performance are not likely to offset reductions in current market valuations, a write down is recorded in "Market valuation losses and impairments." The decline in value and subsequent write down of mortgage-backed securities available for sale generally reflects unprecedentedly high prepayment rates on certain residual securities. During the three months ended September 30, 1999, the Company impaired its investment in Cityscape 1997-A, 1997-B, and 1997-C economic residual interests by $4.9 million. This charge primarily reflects the continuation of rapid prepayment on the loans underlying these securities despite an overall increase in the level of prevailing market mortgage rates. The remaining carrying value of all our economic residuals is $16.6 million at September 30, 1999. The Company also impaired its investment in Wilshire Consumer Obligation Structured Trust 1995-A by $1.4 million. This charge primarily reflects the potential impairment of two related loans secured by a commercial property that sustained considerable flooding. The loans represent approximately 30% of the remaining loan pool balance underlying the trust.

    The Company believes that the decline in value of its investment in WFSG stock is other than temporary, based on WFSG's operating results and other factors, and has written down such investment to the market value of $1.25 per share as of September 29, 1999.

    Without admission, a provision for potential resolution of disputes with WFSG of $4.1 million was recorded in the three months ended September 30, 1999. The Company has sought to discuss the parties' disagreements with a view to reaching an amicable arrangement for severing the relationships between WFSG and the Company. As a result of the Company's overtures, the Company and WFSG began discussions to resolve their differences in late September. There can be no assurance that these discussions will result in a resolution of these disagreements. See Notes 2 and 6 to the consolidated financial statements and
Part II, Item 1, Legal Proceedings.

    OPERATING EXPENSES. Management fees of $2.4 million for the nine months ended September 30, 1999 were comprised of the 1% (per annum) base management fee to WRSC for the period, as provided pursuant to our management agreement with WRSC. WRSC earned no incentive fee for this period. Other expenses were comprised of professional services, insurance premiums and other sundry expenses. During the nine months ended September 30, 1999, we recaptured loan service fees of approximately $0.1 million. The recapture of service fees resulted from a review of, and retroactive reduction in, certain property servicing fees charged to us by Old WCC.

RESULTS OF OPERATIONS--SIX MONTHS ENDED SEPTEMBER 30, 1998

    NET LOSS. Our net loss for the six months ended September 30, 1998 was $45.8 million, or $4.03 per share. The net loss was primarily attributable to $49.5 million of market valuation adjustments and a provision for loan losses of $3.0 million.

    NET INTEREST INCOME. The following tables set forth information regarding the total amount of income from interest-earning assets and expense from interest-bearing liabilities and the resultant average yields and rates:

                                                                  FOR THE SIX MONTHS ENDED
                                                                     SEPTEMBER 30, 1998
                                                              --------------------------------
                                                              AVERAGE    INTEREST   ANNUALIZED
                                                              BALANCE     INCOME    YIELD/RATE
                                                              --------   --------   ----------
                                                                   (DOLLARS IN THOUSANDS)
Interest-Earning Assets:
  Loan portfolios...........................................  $ 92,585   $ 5,491       11.9%
  Mortgage-backed securities available for sale.............   205,444     9,723        9.5
  Other securities available for sale.......................    19,700     1,035       10.5
  Other investments.........................................    24,963       486        3.9
                                                              --------   -------       ----
    Total interest-earning assets...........................   342,692    16,735        9.7
                                                              --------   -------       ----
Interest-Bearing Liabilities:
  Short-term and other borrowings...........................   231,328     7,513        6.5
                                                              --------   -------       ----
    Total interest-bearing liabilities......................  $231,328     7,513        6.5
                                                              --------   -------       ----
  Net interest income before provision for loan
    losses/spread (1).......................................             $ 9,222        3.2%
                                                                         -------       ----
  Net interest margin (2)...................................                            5.4%
                                                                                       ----

------------------------

(1) Net interest spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.

(2) Net interest margin represents net interest income divided by average interest-earning assets.

    For the six months ended September 30, 1998, we provided $3.0 million for the allowance for loan losses. This provision is not reflected in net interest income/spread above.

    REAL ESTATE OPERATIONS. Such income represents income generated from our investment in various office buildings, retail stores, and other commercial property located in Oregon, California and the United Kingdom. During the six months ended September 30, 1998, operating income was comprised primarily of $3.0 million in gross rental and other income earned on such investments. Additionally, expenses incurred on real estate investments include $1.4 million of interest expense, $0.2 million of rental operations and $0.6 million of depreciation expense.

    OTHER LOSS. Our other loss was approximately $48.6 million for the six months ended September 30, 1998. The components of our net non-interest loss is comprised of the following:

    MARKET VALUATION LOSSES AND IMPAIRMENTS. During the six months ended September 30, 1998, we recorded $49.5 million of market valuation losses and impairments that were deemed by management to be other than temporary in nature and duration.

    During the week of October 12, 1998, we sold certain assets in response to adverse global market conditions. The carrying values of these assets were reduced by $32.6 million, and the reductions were recognized in the market valuation losses and impairments for the six months ended September 30, 1998. Additionally, a market valuation loss and impairment of $16.9 million relates to other than temporary impairment on other investment securities not sold.

    The following table sets forth information regarding the total amount of losses recognized in earnings from the market valuation losses and impairments. Valuation of the other than temporary losses were determined primarily through the subsequent sales of certain assets and by analyzing actual performance of the securities and underlying collateral, as well as expectations for such performance in the future for our securities available-for-sale that were retained.

                                                                    FOR THE SIX MONTHS ENDED
                                                                       SEPTEMBER 30, 1998
                                                              ------------------------------------
                                                                            ASSETS        TOTAL
                                                              RETAINED   SUBSEQUENTLY     MARKET
                                                               ASSETS        SOLD       ADJUSTMENT
                                                              --------   ------------   ----------
                                                                     (DOLLARS IN THOUSANDS)
Loan portfolio..............................................  $    --       $16,499      $16,499
Mortgage-backed securities available for sale...............    9,646        16,096       25,742
Other securities available for sale.........................    7,279            --        7,279
                                                              -------       -------      -------
Total.......................................................  $16,925       $32,595      $49,520
                                                              =======       =======      =======

    GAIN ON THE SALE OF SECURITIES. During the six months ended September 30, 1998, we sold to unrelated third parties mortgage-backed securities for approximately $16.8 million, resulting in gains of approximately $0.9 million. The carrying values of assets sold subsequent to September 30, 1998 have been reduced through market valuation losses and impairments for the six months ended September 30, 1998.

    OPERATING EXPENSES. Management fees of $1.9 million for the six months ended September 30, 1998, were comprised solely of the 1% (per annum) base management fee to WRSC as provided pursuant to our management agreement with WRSC. WRSC earned no incentive fee for this period. In addition to the management fee, we incurred loan service fees and expenses of $0.5 million during the six months ended September 30, 1998, which were paid by WRSC on behalf of us and for which WRSC was subsequently reimbursed by us. Other expenses were comprised of professional services, insurance premiums and other sundry expenses.

RESULTS OF OPERATIONS--QUARTER ENDED SEPTEMBER 30, 1999 COMPARED TO QUARTER ENDED SEPTEMBER 30, 1998

    NET LOSS. Our net loss for the quarter ended September 30, 1999 was $9.4 million, or $0.82 per share, compared with a loss of $48.9 million, or $4.25 per share, for the quarter ended September 30, 1998. The net loss for the 1999 period is attributable to market valuation losses and impairments on our portfolio of mortgage-backed securities of $6.3 million, other operating expenses of $1.7 million and a provision for potential resolution of disputes with WFSG of $4.1 million, partially offset by net interest income of $2.0 million and income from real estate operations of $0.6 million. Our net loss for the corresponding 1998 period was primarily due to market valuation losses and impairments as a result of the market turmoil which occurred in the second half of 1998.

    NET INTEREST INCOME. Our net interest income for the three months ended September 30, 1999 was $2.0 million, compared with $5.6 million for the three months ended September 30, 1998. The decrease is primarily attributable to a significantly smaller balance sheet resulting in decreases in interest income on securities and loans of $3.9 million and $3.2 million, respectively, partially offset by a decrease in interest expense of $3.2 million, reflecting our sales of mortgage-backed securities, real estate, and loans and paydowns of the related debt facilities. The following tables set forth information regarding the total amount of income from interest-earning assets and expense from interest-bearing liabilities and the resulting average yields and rates:

                                                                 FOR THE THREE MONTHS ENDED
                                                                     SEPTEMBER 30, 1999
                                                              --------------------------------
                                                              AVERAGE    INTEREST   ANNUALIZED
                                                              BALANCE     INCOME    YIELD/RATE
                                                              --------   --------   ----------
                                                                   (DOLLARS IN THOUSANDS)
Interest-Earning Assets:
      Loan portfolios.......................................  $ 31,591   $   959       11.9%
      Mortgage-backed securities available for sale.........   100,609     3,291       12.8
      Other securities available for sale (1)...............     8,958       108        4.7
      Due from WFSG.........................................     5,917       185       12.2
      Notes receivable from WFSG............................     5,000       153       12.0
      Other investments.....................................     8,056       109        5.3
                                                              --------   -------       ----
          Total interest-earning assets.....................   160,131     4,805       11.7
                                                              --------   -------       ----
Interest-Bearing Liabilities:
      Short-term and other borrowings.......................   124,546     2,803        8.8
                                                              --------   -------       ----
          Total interest-bearing liabilities................   124,546     2,803        8.8
                                                              --------   -------       ----
      Net interest income before provision for loan
        losses/spread (2)...................................             $ 2,002        2.9%
                                                                         -------       ----
      Net interest margin (3)...............................                            4.9%
                                                                                       ----

------------------------

(1) Other securities available for sale consist of a U.S. Treasury Bill yielding approximately 4.7%.

(2) Net interest spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.

(3) Net interest margin represents net interest income divided by average interest-earning assets.

                                                                 FOR THE THREE MONTHS ENDED
                                                                     SEPTEMBER 30, 1998
                                                              --------------------------------
                                                              AVERAGE    INTEREST   ANNUALIZED
                                                              BALANCE     INCOME    YIELD/RATE
                                                              --------   --------   ----------
                                                                   (DOLLARS IN THOUSANDS)
Interest-Earning Assets:
      Loan portfolios.......................................  $151,632   $ 4,167       11.0%
      Mortgage-backed securities available for sale.........   274,093     6,575        9.6
      Other securities available for sale...................    21,500       577       10.7
      Other investments.....................................    23,486       326        5.6
                                                              --------   -------       ----
          Total interest-earning assets.....................   470,711    11,645        9.9
                                                              --------   -------       ----
Interest-Bearing Liabilities:
      Short-term and other borrowings.......................   363,133     6,012        6.6
                                                              --------   -------       ----
          Total interest-bearing liabilities................   363,133     6,012        6.6
                                                              --------   -------       ----
      Net interest income before provision for loan
        losses/spread (1)...................................             $ 5,633        3.3%
                                                                         -------       ----
      Net interest margin (2)...............................                            4.8%
                                                                                       ----

------------------------

(1) Net interest spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.

(2) Net interest margin represents net interest income divided by average interest-earning assets.

    REAL ESTATE OPERATIONS. Such operations represent activity from our investment in various office buildings, retail stores, and other commercial property located in Oregon, California and the United Kingdom. During the three months ended September 30, 1999, we realized income from real estate operations of approximately $0.6 million, compared with income of $0.4 million for the three months ended September 30, 1998. This increase was primarily attributable to gain on sale of real estate of $0.7 million partially offset by provision for loss of $0.3 million.

    OTHER INCOME (LOSS). Our other loss was approximately $10.1 million for the three months ended September 30, 1999, compared with a loss of approximately $48.6 million for the three months ended September 30, 1998. The loss for the 1999 period was primarily due to a provision for potential resolution of disputes with WFSG of $4.1 million and market valuation losses and impairments on our portfolio of mortgage-backed securities of $6.3 million. The loss for the 1998 period was primarily due to market valuation losses and impairments of $49.5 million reflecting the adverse global market conditions experienced in the second half of 1998, partially offset by gains on sales of securities of $0.9 million.

    OPERATING EXPENSES. Our other operating expenses were approximately
$1.7 million for the three months ended September 30, 1999, compared with approximately $3.4 million for the three months ended September 30, 1998. This decrease was primarily due to a decrease in management fees of $0.7 million, a decrease in investment due diligence costs of $0.5 million and a decrease in debt offering costs of $0.3 million.

CHANGES IN FINANCIAL CONDITION

    GENERAL. Total assets decreased from approximately $381.1 million at December 31, 1998 to approximately $234.5 million at September 30, 1999. The decrease in total assets is primarily attributable to sales of $33.0 million of mortgage-backed securities available-for-sale, the sale of a loan held for sale with a carrying value of $44.0 million at December 31, 1998, and a reduction of $38.9 million in loans, net resulting primarily from the payoff of a loan with a carrying value of $38.6 million at December 31, 1998. Total liabilities decreased from approximately $308.7 million at December 31, 1998 to approximately $182.4 million at September 30, 1999 primarily as a result of a reduction in short-term borrowings related to the repayment of borrowings used to finance such mortgage-backed securities and loans and the payment of an $11.7 million payable to Old WCC. Stockholders' equity decreased by approximately $20.3 million resulting primarily from the net loss of $27.8 million for the nine months ended September 30, 1999, partially offset by a reduction of $7.5 million in unrealized loss on available-for-sale securities.

    SECURITIES AVAILABLE FOR SALE. The balance of securities available for sale decreased from $158.7 million at December 31, 1998 to $105.1 million at September 30, 1999. This decrease was comprised of a decrease in mortgage-backed securities available for sale of $52.7 million and a decrease in other securities available for sale of $0.9 million. The decrease in mortgage-backed securities available for sale was primarily due to the sale of mortgage-backed securities with a carrying value of $33.0 million, the recognition of other than temporary impairment of approximately $18.0 million, and cash receipts in excess of income accrued of approximately $9.1 million due to high rates of prepayments on non-interest only securities, partially offset by a net decrease in the unrealized loss on available-for-sale securities of approximately $7.5 million from December 31, 1998 to September 30, 1999.

    The decrease in other securities available for sale resulted from the conversion of our WFSG 13% Series B Notes with a carrying value of approximately $9.9 million at December 31, 1998 into new common stock of WFSG, partially offset by the purchase of a U.S. Treasury Bill for approximately $8.9 million and discount accretion thereon of $0.1 million.

    We mark our securities portfolio to fair value at the end of each month based upon broker/dealer valuations, subject to an internal review process. With respect to many of our subordinate securities, valuations are typically available from either a single or a small group of broker/dealers. For those securities that are subject to repurchase or other financing arrangements with broker/dealers, we employ the valuation supplied by the financing broker even if, as is sometimes the case, we believe that the valuation represents less than fair value.

    The difference between our amortized cost of available for sale securities and current market values, which was $22.9 million at September 30, 1999, is included in "Accumulated Other Comprehensive Loss" in stockholders' equity. This amount, unlike "market valuation losses and impairments," represents a market value decline that we believe is temporary. If held to maturity, the anticipated cash flow on these securities based on current interest rates, rate of prepayment and the amount and severity of defaults would result in our receiving amounts in excess of the current market value and would allow us to recover our amortized cost plus our original expected return from the time of acquisition. Notwithstanding the foregoing, payments on mortgage-backed securities are subject to a number of market factors which can significantly affect the amount and rate of payments on mortgage-backed securities, including defaults on the underlying mortgage loans, the level of subordination of the mortgage-backed securities, changes in interest rates and the rate of prepayments on the underlying mortgage loans. To the extent that these factors change, the anticipated cash flow on our mortgage-backed securities may not be sufficient to cover our amortized cost or if we sell one of these mortgage-backed securities at market prices which are below its amortized cost, we will realize a loss in the amount of that portion of "Accumulated Other Comprehensive Loss" attributable to such mortgage-backed security. In calculating the extent to which declines in the value of available-for-sale securities are other than temporary, we analyze actual performance of the securities and underlying collateral, including prepayment and default statistics, as well as expectation for such performance in the future. To the extent reasonable expectations for future performance are not likely to offset reductions in current market valuations, a writedown is recorded in "Market valuation losses and impairments."

    At September 30, 1999, we valued our securities available for sale portfolio and gross unrealized gains and losses thereon as follows:

                                                                       GROSS        GROSS
                                                                     UNREALIZED   UNREALIZED
                                                AMORTIZED COST (1)     GAINS        LOSSES     FAIR VALUE
                                                ------------------   ----------   ----------   ----------
                                                                 (DOLLARS IN THOUSANDS)
Mortgage-backed securities....................       $119,031           $755       $(23,692)    $ 96,094
Other securities (2)..........................          8,993             --             --        8,993
                                                     --------           ----       --------     --------
                                                     $128,024           $755       $(23,692)    $105,087
                                                     ========           ====       ========     ========

(1) The amortized cost of the investment securities reflects the market valuation losses and impairments discussed above and in "Results of Operations".

(2) U.S. Treasury Bill.

    LOAN PORTFOLIO. During the nine months ended September 30, 1999, our loan portfolio of non-discounted loans (including loans and loans held for sale) decreased by approximately $82.7 million due primarily to the sale of a loan held for sale (secured by five luxury hotels in London, England, including the Savoy Hotel, the Connaught and Claridge's Hotel) with a carrying value of approximately $44.0 million at December 31, 1998 and the payoff of a loan to Southern Pacific Funding Corporation (secured by certain mortgage-backed securities) with a carrying value of approximately $38.6 million.

    As we begin to return our focus to execution of our business plan, it is likely that our investment activities will focus more on the purchase of loans and related assets and less on investments in commercial operating properties. We remain optimistic about investment opportunities in Europe, as well as investments in other real estate related operating companies. Nonetheless, we continue to make investment decisions on an opportunistic basis and will evaluate investment opportunities as they arise.

    The following table sets forth certain information relating to the payment status of loans in the Company's loan portfolio at September 30, 1999:

                                                  UNPAID PRINCIPAL
                                                      BALANCE        CARRYING VALUE
                                                  ----------------   --------------
                                                       (DOLLARS IN THOUSANDS)
Current.........................................      $30,778           $30,393
Past due less than 31 days......................           --                --
Past due 31 to 89 days..........................           --                --
                                                      -------           -------
                                                      $30,778           $30,393
                                                      =======           =======

    We maintain an allowance for loan losses on non-discounted loans at a level that we consider adequate to provide for probable losses based upon an evaluation of known and inherent risks.

    DISCOUNTED LOAN PORTFOLIO. The balance of discounted loans declined from $2.5 million at December 31, 1998 to $1.2 million at September 30, 1999 primarily due to principal repayments of $1.0 million. During the nine months ended September 30, 1999, we did not purchase or sell any discounted loan assets. As noted above, we currently plan to increase our concentration of investment into loan related assets, including discounted loans when appropriate.

    The following table sets forth certain information relating to the payment status of loans in our discounted loan portfolio at September 30, 1999:

                                                  UNPAID PRINCIPAL
                                                      BALANCE        CARRYING VALUE
                                                  ----------------   --------------
                                                       (DOLLARS IN THOUSANDS)
Current.........................................       $1,198            $  971
Past due less than 31 days......................           --                --
Past due 31 to 89 days..........................           --                --
Past due 90 days or greater.....................        2,959               220
                                                       ------            ------
                                                       $4,157            $1,191
                                                       ======            ======

    We maintain an allowance for loan losses on discounted loans at a level that we consider adequate to provide for probable losses on discounted loans based upon an evaluation of known and inherent risks. No additional allowance for loan losses for discounted loans was provided for during the nine months ended September 30, 1999.

    INVESTMENTS IN REAL ESTATE. Investments in real estate decreased approximately $15.6 million from December 31, 1998 to September 30, 1999. This decrease was primarily due to sales of an industrial business park located in Tigard, Oregon for proceeds of approximately $4.1 million, a commercial warehouse in Salem, Oregon for proceeds of approximately $7.4 million, and a commercial warehouse in Eugene, Oregon for proceeds of approximately
$2.3 million. In addition, we recognized approximately $1.1 million of depreciation expense related to operating properties and recorded a $0.9 million provision for real estate losses during the nine months ended September 30, 1999.

    We are currently in the process of marketing other commercial properties for sale during the fourth quarter of 1999 (many of which are under contract for sale) as we continue to reduce our level of investment in commercial real estate income properties.

    INVESTMENT IN WFSG, NOTES RECEIVABLE FROM WFSG, DUE FROM WFSG, PREPAID SERVICING FEES TO WCC, PAYABLE TO OLD WCC. As a result of the market turmoil in the second half of 1998, on March 3, 1999, Wilshire Financial Services
Group Inc. ("WFSG"), the parent of our former manager, Wilshire Realty Services Corporation ("WRSC"), submitted a prepackage plan of reorganization as part of a Chapter 11 bankruptcy filing in the Federal Court of Wilmington, Delaware. On April 12, 1999, the WFSG restructuring plan was approved by the Bankruptcy Court and on June 10, 1999, WFSG's bankruptcy reorganization was consummated.

    Through our independent directors, we were a party to the restructuring negotiations since we owned $20 million of principal amount of WFSG's 13%
Series B Notes and we had a $17.0 million unsecured receivable from WFSG, bearing interest at 13%. In January 1999, we entered into an agreement to provide WFSG with debtor-in-possession financing of up to $10.0 million (the "DIP Facility") as part of a compromise and settlement of the $17.0 million receivable due from WFSG. Under this compromise and settlement, if the Company funded the full amount of the DIP Facility, the Company would have received a new note for the full amount of the receivable, bearing interest at 6% per annum payable monthly in arrears. The DIP Facility bears interest at 12% and is secured by the stock of First Bank of Beverly Hills, FSB, WFSG's savings bank subsidiary. The DIP Facility matures on February 29, 2004 and repayment is made through fully amortizing principal and interest payments commencing on February 29, 2000. Prior to February 29, 2000, only interest payments are required. The business decision to provide the DIP Facility was based on the independent directors' desire to obtain the best possible treatment for the Company's holdings of WFSG's 13% Series B Notes and the account receivable due from WFSG and the fact that the debtor-in-possession facility was fully secured by the stock of WFSG's bank subsidiary. We funded $5.0 million of the DIP Facility on March 3, 1999 but did not provide WFSG with the remaining half. Accordingly, under the agreement negotiated by the Company's independent directors with WFSG and its creditors, 50%, or approximately $8.5 million, of WFSG's obligation was treated PARI PASSU with the claims of WFSG's noteholders and converted, together with approximately $21.4 million (in principal plus accrued but unpaid interest) of WFSG's 13% Series B Notes, to 2,874,791 shares of newly issued common stock of WFSG on June 10, 1999, the effective date of the restructuring plan. Additionally, on the effective date of the restructuring plan, we received approximately $8.5 million in principal amount of WFSG's 6% Convertible PIK Notes due 2006 (the "PIK Notes") in exchange for the remaining 50% of the $17.0 million intercompany receivable due from WFSG. We may elect to convert the PIK Notes into new common stock of WFSG upon receipt of a notice of redemption of the PIK Notes by WFSG. Following the completion of WFSG's restructuring plan, we held 2,874,791 shares, or approximately 14.4%, of common stock of WFSG.

    In January 1999, the Company remitted $15 million to Old WCC, consisting of a payment of amounts owed by the Company to Old WCC of $11.8 million and the prepayment of $3.2 million of future servicing fees for a release of a guarantee by the Company of $35 million of Old WCC's indebtedness and of any and all claims against the Company relating thereto. The amortized balance of the prepaid servicing fee of approximately $3.0 million as of September 30, 1999 is included in Prepaid Servicing Fees to WCC in the accompanying consolidated statement of financial condition. However, the noteholders of WFSG claim that the amount owed to Old WCC was approximately $900,000 higher, thereby reducing the amount of the prepayment credit to $2.3 million. The Company believes that the $3.2 million figure is correct and is currently negotiating this issue with WFSG as part of an overall settlement of the disputes between WFSG and the Company.

    The following table sets forth the Company's investments in WFSG and subsidiaries as of December 31, 1998, which was prior to WFSG's bankruptcy filing, and as of September 30, 1999, which was after the completion of WFSG's bankruptcy reorganization. Following the completion of WFSG's restructuring plan on June 10, 1999, the $5 million loaned to WFSG under the DIP Facility no longer has priority over other creditors and will be treated like any other secured loan.

                       THE COMPANY'S INVESTMENTS IN WFSG

                                                               PRE-BANKRUPTCY    POST BANKRUPTCY
TYPE OF INVESTMENT                                            (AS OF 12/31/98)   (AS OF 9/30/99)
------------------                                            ----------------   ---------------
WFSG's 13% Series B Notes...................................    $9,933,000(1)      $        --
Receivable From WFSG........................................    17,000,000(2)               --
WFSG's 6% Convertible PIK Notes.............................              --       5,977,000(3)
WFSG's Common Stock.........................................              --       3,594,000(4)
DIP Loan....................................................              --         5,000,000
Prepaid Servicing Fees to WCC...............................              --         2,953,000
                                                                ------------       -----------
TOTAL.......................................................    $ 26,933,000       $17,524,000
                                                                ============       ===========

------------------------

(1) Based on the value of the 13% Series B Notes as shown on the Company's financial statements as of December 31, 1998. The principal amount of the 13% Series B Notes held by the Company was $20 million.

(2) Based on the face amount owed.

(3) In October 1999, the Company acquired approximately $20.9 million of mortgage-backed securities from WFSG by assuming short-term borrowings of $18.5 million and a $2.4 million reduction in the carrying amount of the PIK Notes.

(4) Based on $1.25 per share. WFSG's common stock currently trades on the OTC Bulletin Board and the closing price as of September 29, 1999 was $1.25 per share.

    SHORT-TERM BORROWINGS. Short-term borrowings decreased by approximately $103.9 million during the nine months ended September 30, 1999 due to the repayment of borrowings related to a loan held for sale and mortgage-backed securities which were sold and a loan which paid off. The balances of the outstanding borrowings related to these loans were approximately $33.3 million and $20.0 million, respectively. The remaining decrease in short-term borrowings is primarily attributable to the repayment of short-term borrowings from sales proceeds and other payments on our mortgage-backed securities. On October 12, 1999, the Company and Credit Suisse First Boston, the Company's largest lender, agreed to replace the Company's short-term (monthly) repurchase facility with a longer-term repurchase facility for the financing of approximately
$64.0 million of subordinate mortgage-backed securities and approximately
$20 million for the financing of a $25 million commercial loan. The Company believes that this significantly reduces the Company's reliance on short-term borrowings.

    OTHER BORROWINGS. Other borrowings decreased approximately $11.6 million during the nine months ended September 30, 1999 due primarily to the repayment of borrowings related to the commercial properties which were sold during the reporting period.

    STOCKHOLDERS' EQUITY. Stockholders' equity decreased by approximately
$20.3 million during the nine months ended September 30, 1999. This decrease was primarily due to a net loss of $27.8 million for the nine months ended
September 30, 1999, partially offset by a $7.5 million decrease in unrealized holding losses on available for sale securities. This decrease in unrealized holding losses resulted from the recognition of other than temporary impairment in the value of our mortgage-backed securities portfolio of $19.0 million, partially offset by additional unrealized holding losses of $11.5 million.

LIQUIDITY AND CAPITAL RESOURCES

    Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund investments, engage in loan acquisition and lending activities, meet collateral calls and for other general business purposes. The primary sources of funds for liquidity during the nine months ended September 30, 1999 consisted of net cash provided by investing activities, including the cash repayments related to our mortgage-backed securities portfolio, a loan receivable which paid off in January 1999, a loan which was sold in April 1999, and sales of mortgage-backed securities in June 1999.

    The adverse market conditions, which negatively impacted us during the third and fourth quarters of 1998, began to stabilize during the nine months ended September 30, 1999, but remained somewhat uncertain. As of September 30, 1999, we had outstanding collateral calls as determined by one of our lenders, net of cash retained, of approximately $2.3 million, compared with collateral calls outstanding as of December 31, 1998 of $4.4 million. As of November 12, 1999, we have met all collateral calls and have no outstanding amounts owed to lenders for such collateral calls.

    On October 12, 1999, the Company and Credit Suisse First Boston, the Company's largest lender, agreed to replace the Company's short-term (monthly) repurchase facility with a longer-term repurchase facility for the financing of approximately $64 million of subordinate mortgage-backed securities and approximately $20 million facility for the financing of a $25 million commercial mortgage loan. The Company believes that this significantly reduces the Company's reliance on short-term borrowings and eliminated all remaining outstanding collateral calls.

    Our short-term borrowings and the availability of further borrowings are substantially affected by, among other things, changes in interest rates, changes in market spreads whereby the market value of the collateral securing such borrowings may decline substantially, or decreases in credit quality of underlying assets. In the event of declines in market value or credit quality, we may be required to provide additional collateral for, or repay a portion of outstanding balances of, our short-term, floating-rate borrowing facilities. For additional information with respect to our monthly mark-to-market of our securities available for sale portfolio, see "Changes in Financial Condition--Securities Available for Sale."

    In addition, given the current relative lack of liquidity for below-investment grade securities and the possibility that Y2K concerns may adversely affect market liquidity, we are maintaining a relatively high degree of liquidity in the form of cash and treasury securities.

    Fluctuations in interest rates will continue to impact our net interest income to the extent our fixed rate assets are funded by variable rate debt or our variable rate assets reprice on a different schedule or in relation to a different index than any floating rate debt which in turn could impact potential returns to shareholders. See "Item 3--Quantitative and Qualitative Disclosures about Market Risk."

    At September 30, 1999, we had total consolidated secured indebtedness of $170.6 million, a reserve relating to the provision for the potential resolution of disputes with WFSG of $4.1 million, accrued interest payable of $1.0 million, accrued management fee of $0.7 million, a dividend payable of $4.6 million, as well as $1.4 million of other liabilities. The consolidated secured indebtedness consisted of (i) $82.4 million of repurchase agreements,
(ii) lines of credit aggregating $39.2 million which are secured by loans and securities and (iii) $49.0 million outstanding of other borrowings maturing between 2000 and 2008 which are secured by real estate.

    We often finance acquisitions of mortgage-backed securities through uncommitted thirty-day repurchase agreements with major Wall Street investment banks. Loans are financed through short-term warehouse facilities or intermediate term loans. Warehouse agreements are secured lending arrangements. If the value of the assets securing the loan declines as determined by the lender, the lender may request that the amount of the loan be reduced by cash payments from the borrower or additional collateral be provided by the borrower (generally know as "collateral calls"). Accordingly, in an environment where lenders consistently mark down the value of the underlying assets, a borrower can become subject to collateral calls, which can have a significant impact on liquidity. Similarly, if interest rates increase significantly, the borrowing cost under the short-term warehouse agreement may also increase while the interest rate on the assets securing the loan may not increase at the same time or to the same degree. Real property acquisitions are financed with intermediate or long-term mortgages with banks and other financial institutions.

    Repurchase agreements are secured lending arrangements which involve the borrower selling an asset to a lender at a fixed price with the borrower having an obligation to repurchase the asset within a specified period (generally
30 days) at a higher price reflecting the interest cost of the loan. As with warehouse agreements, if the lender marks the asset lower, the lender may request that the amount of the loan be reduced by cash payments from the borrower or additional collateral be provided by the borrower (generally known as "collateral calls"). Mortgage-backed securities which are subject to repurchase agreements, as well as loans which secure other indebtedness, periodically are revalued by the lender, and a decline in the value that is recognized by the lender (whether or not the lender recognizes the full fair value of the security) may result in the lender requiring us to provide additional collateral to secure the indebtedness. As of September 30, 1999, the Company had approximately $105.7 million of indebtedness under the terms of which the lender could request additional collateral if the value of the underlying collateral declined. Although the Company believes that the likelihood of significant declines in asset values has decreased since the fourth quarter of 1998, the Company is seeking to maintain a larger cash position and more unencumbered assets to deal with future potential collateral calls. In addition, the Company is seeking to refinance some of this indebtedness with longer-term indebtedness which would not be subject to the same collateral calls.

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

    Based on our monthly interest and other expenses, monthly cash receipts and collateral calls through October 31, 1999, we believe that our existing sources of funds will be adequate for purposes of meeting our short-term liquidity needs. There can be no assurance that this will be the case, however. Material increases in interest expense from variable rate funding sources, collateral calls, or material decreases in monthly cash receipts, generally would negatively impact our liquidity. On the other hand, material decreases in interest expense from variable rate funding sources or in collateral calls generally would positively affect our liquidity.

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

    In addition to the information technology systems ("IT systems"), various "environmental systems" ("non-IT systems") used for the Company's business, including the telephone and security systems, incorporate technology that could be impaired by the Year 2000 date change. The Committee has received written certification that each significant non-IT system is Year 2000 compliant.

    Our operations were overseen by WRSC, and in accordance with the management agreement, all operating costs including costs related to the Year 2000 issue were covered in the management fee agreement. The financial impact of becoming Year 2000 compliant has not been and is not expected to be material to us or our results of operations. Aside from limited hardware costs, WRSC's parent company's primary expense related to Year 2000 compliance is allocation of existing staff. The Committee estimates the total cost related to Year 2000 compliance to be approximately $0.5 million, substantially all of which had been incurred by December 31, 1998.

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

    Based on the results of Committee's Year 2000 readiness project, we are confident that we, WRSC, and our Servicers have/or are appropriately addressing the Year 2000 issues. Critical IT systems supplied by outside vendors have undergone testing not only by WRSC and our Servicers, but by other customers of the vendors as well. WCC's loan servicing system is an internally developed system and therefore, information technology personnel are very familiar with the system and believe their efforts will have favorable results. The Company does not expect the disputes between WREI and WFSG to have a material effect on Y2K risk.

    The Company also owns mortgage-backed securities which are serviced by mortgage loan servicers other than WFSG entities. These mortgage loan servicers consist primarily of Norwest, General Electric Capital Mortgage Services, Residential Funding Corporation, and Bank of America. We have not done a Y2K analysis of these entities but understand that these entities have been reviewed extensively by their other customers, rating agencies, and in some cases, government regulatory agencies.

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

    It is the objective of the Company to attempt to control risks associated with interest rate movements. In general, the Company's strategy is to limit its exposure to earnings variations and variations in the value of assets and liabilities as interest rates change over time. The Company's asset and liability management strategy is formulated and monitored regularly to review, among other things, the sensitivity of the Company's assets and liabilities to interest rate changes, the book and market values of assets and liabilities, unrealized gains and losses, including those attributable to hedging transactions, purchase and securitization activity, and maturities of investments and borrowings.

    The following table quantifies the potential changes in net interest income and net portfolio value, at September 30, 1999, should interest rates go up or down (shocked) by 100 to 400 basis points, assuming the yield curves of the rate shocks will be parallel to each other. Net portfolio value is calculated as the sum of the value of off-balance sheet instruments and the present value of cash in-flows generated from interest-earning assets net of cash out-flows in respect of interest-bearing liabilities. The cash flows associated with the loan portfolios and securities available for sale are calculated based on prepayment and default rates that vary by asset. Projected losses, as well as prepayments, are generated based upon the actual experience with the subject pool, as well as similar, more seasoned pools. To the extent available, loan characteristics such as loan-to-value ratio, interest rate, credit history and product types are used to produce the projected loss and prepayment assumptions that are included in the cash flow projections of the securities. Actual results could differ significantly from those estimated in the table.

                    PROJECTED PERCENT CHANGE IN
--------------------------------------------------------------------
CHANGE IN INTEREST RATES   NET INTEREST INCOME   NET PORTFOLIO VALUE
------------------------   -------------------   -------------------
   -400 Basis Points               35.6%                 20.0%
   -300 Basis Points               26.7%                 14.1%
   -200 Basis Points               17.8%                 10.1%
   -100 Basis Points                8.9%                  6.1%
      0 Basis Points                0.0%                  0.0%
    100 Basis Points               (8.9%)                (2.0%)
    200 Basis Points              (17.8%)                (6.0%)
    300 Basis Points              (26.7%)               (10.0%)
    400 Basis Points              (35.6%)               (13.8%)

    Asset and liability management involves managing the timing and magnitude of the repricing of assets and liabilities. It is the objective of the Company to attempt to control risks associated with interest rate movements. In general, the Company's strategy is to match asset and liability balances within maturity categories to limit its exposure to earnings variations in the value of assets and liabilities as interest rates change over time.

    The Company's Asset and Liability Committee is authorized to utilize a wide variety of off-balance sheet financial techniques to assist us in the management of interest rate risk. In hedging the interest rate and exchange rate exposure of a foreign currency denominated asset or liability, we may enter into hedge transactions to counter movements in the different currencies as well as interest rates in those currencies. No such techniques were in use as of September 30, 1999.

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

    The following table sets forth the estimated maturity or repricing of the Company's interest-earning assets and interest-bearing liabilities at September 30, 1999.

                                                AS OF SEPTEMBER 30, 1999
                                             ------------------------------
                                                 (DOLLARS IN THOUSANDS)
                                                                     ONE
                                              WITHIN    4 TO 12    YEAR TO    MORE THAN
                                             3 MONTHS    MONTHS    3 YEARS     3 YEARS     TOTAL
                                             --------   --------   --------   ---------   --------
INTEREST SENSITIVE ASSETS (1):
Cash and cash equivalents..................  $  7,802   $     --   $     --   $     --    $  7,802
Securities available for sale (2)..........     8,993         --         --     96,094     105,087
Loans(3)...................................    25,199        596        397      5,393      31,585
Notes receivable from WFSG.................        --         --         --     10,977      10,977
                                             --------   --------   --------   --------    --------
Total rate sensitive assets................  $ 41,994   $    596   $    397   $112,464    $155,451
                                             ========   ========   ========   ========    ========
INTEREST SENSITIVE LIABILITIES:
Short-term borrowings:
  Reverse repurchase agreements............  $ 85,779   $     --   $     --   $     --    $ 85,779
  Notes payable............................    35,883         --         --         --      35,883
Other borrowings...........................        --      1,082         --     47,904      48,986
Dividends payable..........................     4,600         --         --         --       4,600
                                             --------   --------   --------   --------    --------
Total rate sensitive liabilities...........  $126,262   $  1,082   $     --   $ 47,904    $175,248
                                             ========   ========   ========   ========    ========
Interest rate sensitivity gap..............  $(84,268)  $   (486)  $    397   $ 64,560
Cumulative interest rate sensitivity gap...  $(84,268)  $(84,754)  $(84,357)  $(19,797)
Cumulative interest rate sensitivity gap
  As a percentage of total rate sensitive
    assets.................................       (54%)      (55%)      (54%)      (13%)

------------------------

(1) Real estate property holdings are not considered interest rate sensitive. At September 30, 1999 the Company had $69.4 million of real estate property holdings.

(2) Includes U.S. Treasury Bill maturing in October 1999.

(3) Discounted (non-performing) loans are assumed to be converted to cash at a constant rate over 18 months.

    In hedging the interest rate and exchange rate exposure of a foreign currency denominated asset or liability, the Company may enter into hedge transactions to counter movements in the different currencies as well as interest rates in those currencies. These hedges may be in the form of currency and interest rate swaps, options, and forwards, or combinations thereof. No such instruments were in use as of September 30, 1999.

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

PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

    Except as set forth below, the registrant is not a party to any other material legal proceedings. The Company recently decided to become internally managed, and this has resulted in disputes between the Company, on the one hand, and WRSC and WFSG on the other. Until recently, the Company's business and investment affairs have been managed by WRSC pursuant to a management agreement, and the Company has received managerial and administrative services from WRSC thereunder. Accordingly, during this period, the Company has had no employees and instead has relied on WRSC for management, facilities, reporting, and other services. WRSC itself is a shell company and has no employees. WFSG provided managerial and administrative services to WRSC to allow it to fulfil its obligations under the management agreement.

    WFSG has experienced financial difficulties resulting in its bankruptcy restructuring. On March 3, 1999, WFSG submitted a prepackaged plan of reorganization as part of a Chapter 11 bankruptcy filing in the Federal Court of Wilmington, Delaware. On April 12, 1999, the WFSG restructuring plan was approved by the Bankruptcy Court, and on June 10, 1999, WFSG emerged from bankruptcy pursuant to the restructuring plan. See Note 6 of Notes to Consolidated Financial Statements for discussion of accounting matters related to this restructuring.

    Prior to WFSG's reorganization, Wilshire Credit Corporation ("Old WCC"), an affiliate of WFSG, provided loan and real property servicing to the Company. As part of the Restructuring Plan, the servicing operations conducted by Old WCC were transferred to WCC Inc. ("WCC"), a newly formed company controlled by WFSG.

    Relations between WFSG and the Company declined as the Company was not allowed to fully participate in the restructuring of WFSG and did not obtain any representation on WFSG's new board of directors despite a 14.4% ownership interest. On August 19, 1999, the Company was notified that WFSG had suspended its Chief Executive Officer, Andrew Wiederhorn, and its President, Lawrence Mendelsohn, from their duties as employees of WFSG and its subsidiaries and terminated their employment with WFSG and its subsidiaries purportedly for cause on September 3, 1999. Mr. Wiederhorn and Mr. Mendelsohn were also terminated as Chief Executive Officer and President of WRSC. The Company and its independent directors have long considered that Mr. Wiederhorn and Mr. Mendelsohn are key personnel on which the stability and future growth of the Company are dependent. As the principal architects of the development of both WFSG and the Company, Mr. Wiederhorn and Mr. Mendelsohn are familiar with the Company's strengths and weaknesses, have a firm understanding of the complex real estate and financial markets in which the Company operates, have longstanding relationships within the industry (and in particular with the Company's lenders) and are familiar with the Company's assets (including its portfolio of subordinated mortgage-backed securities) and its liabilities (including short-term repurchase agreements). Accordingly, the independent directors of the Company believe that the termination of Mr. Wiederhorn and Mr. Mendelsohn had a material, adverse effect on WRSC's ability to perform its obligations under the management agreement.

    On August 20, 1999, the Company filed a lawsuit against WFSG in the Circuit Court of the State of Oregon for Multnomah County. On August 23, 1999, the Company filed an amended Complaint in the lawsuit adding as additional defendants WRSC, WCC, a 50.01% subsidiary of WFSG, and Wilshire Management Leasing Company ("WML"), a wholly-owned subsidiary of WFSG alleging: (1) the termination of Wiederhorn and Mendelsohn made WFSG and WRSC unable and/or unwilling to provide management to the Company as required under the Management Agreement; (2) the inability of WFSG and WRSC to manage the Company's business affairs triggered application of a facilities sharing agreement dated
February 19, 1999 between the Company, WFSG, WRSC, WCC, and WML (the "Facilities Sharing Agreement"); and (3) WFSG's refusal to allow Wiederhorn and Mendelsohn access to WFSG's facilities, personnel, and equipment for the Company's business violated the terms of the

Facilities Sharing Agreement. Messrs. Wiederhorn and Mendelsohn have also brought suit against WFSG and its directors alleging wrongful termination and defamation. The Facilities Sharing Agreement had been entered into by the parties to provide for the orderly transition of the Company's management in the event the management agreement was no longer operative and the Company was to become internally, rather than externally, managed. Under the Facilities Sharing Agreement, WFSG, WRSC, and the other parties were required to provide to the Company, for a period of two years, the facilities, services, equipment, and personnel necessary for the Company to internally manage itself, in return for the payment by the Company of the pro-rata cost to provide facilities, services, equipment, and personnel. On September 22, 1999, WFSG and WRSC filed papers in the above litigation alleging various affirmative defenses and counterclaims, including allegations that the Facilities Sharing Agreement was not in effect and was unenforceable, and that the Company breached the management agreement, obligating the Company to pay a termination fee.

    On September 22, 1999, the Company sent a letter to WRSC reserving its rights with respect to prior declarations of default by WRSC, and providing formal notice of non-renewal and termination "for cause" of the management agreement. The letter outlined various breaches of the management agreement by WRSC, including: failing to provide competent management to the Company; failing to provide necessary services and facilities; and taking actions contrary to the interests of the Company. WRSC has disputed the characterization of the termination as one "for cause" and has claimed that under the management agreement it is entitled to a termination fee (a sum equal to the management fees paid to WRSC for the preceding twelve months) from the Company. Notwithstanding the foregoing, the Company has sought to discuss the parties' disagreements with a view to reaching an amicable arrangement for severing the relationships between WFSG and the Company. As a result of the Company's overtures, the Company and WFSG began discussions to resolve their differences in late September. There can be no assurance that these discussions will result in a resolution of these disagreements. In connection with this matter, the Company, without admission, recorded a provision for potential resolution of disputes with WFSG of $4.1 million as of September 30, 1999.

    As part of the Company's decision to become independently managed as described above, the Company has entered into employment agreements with Andrew Wiederhorn, as Chairman and Chief Executive Officer; Lawrence Mendelsohn, as President; Chris Tassos, as Chief Financial Officer and Executive Vice President; Richard Brennan, as Executive Vice President; and Robert Rosen, as Executive Vice President.

ITEM 2. CHANGES IN SECURITIES.

    Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

    Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    On September 10, 1999, at the annual stockholders' meeting, the Company's shareholders voted 8,055,504 to 20,481, with 5,372 abstentions, not to elect Real Estate Investment Trust (REIT) status for the Company.

    The stockholders also ratified the appointment of Arthur Andersen LLP as the independent accountants for the fiscal year ending December 31, 1999, (with 10,050,890 shares voting for, 60,711 shares voting against, and 5,847 shares
abstaining).   On November 12, 1999, the Board of Directors of the Company
appointed the firm of Ernst & Young LLP to replace Arthur Andersen LLP as the principal accountant to audit the Company's financial statements. Arthur Andersen LLP was replaced due to a potential conflict of interest with the services it performs for Wilshire Realty Services Corporation ("WRSC"), the Company's former manager, and Wilshire Financial Services Group Inc. ("WFSG"), the parent of WRSC.

    The stockholders also voted to change the Company's name from Wilshire Real Estate Investment Trust Inc. to Wilshire Real Estate Investment Inc. (with 7,976,112 shares voting for, 25,961 voting against, and 5,772 shares abstaining).

ITEM 5. OTHER INFORMATION.

    Not Applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits

       3.1 Amended and Restated Articles of Incorporation

       11  Statement re Computation of Per Share Earnings

       27  Financial Data Schedule

    (b) Report on 8-K during and after the three months ended September 30, 1999:

       Report on Form 8-K dated August 19, 1999, reporting the Company's determination to become internally managed and its termination of its management agreement with Wilshire Realty Services Corporation.

       Report on Form 8-K dated November 15, 1999 reporting the replacement of Arthur Andersen LLP as the independent accountant and appointment of Ernst & Young LLP to serve in that capacity.

                                   SIGNATURES

    Pursuant to the requirements of the exchange act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       WILSHIRE REAL ESTATE INVESTMENT INC.

                                                       By:  /s/ LAWRENCE A. MENDELSOHN
                                                            -----------------------------------------
                                                            Lawrence A. Mendelsohn
                                                            President

                                                       By:  /s/ CHRIS TASSOS
                                                            -----------------------------------------
                                                            Chris Tassos
                                                            Executive Vice President and Chief
                                                            Financial Officer

Date: November 22, 1999