Form 10-K
period 1999-12-31
WILSHIRE REAL ESTATE INVESTMENT TRUST INC
filed 2000-03-24
CIK 1048566

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

 (Mark one)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

For the year ended December 31, 1999

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

                           Commission File No. 0-23911

                      Wilshire Real Estate Investment Inc.
             (Exact name of registrant as specified in its charter)

                     Maryland                         52-2081138
           (State or other jurisdiction           (I.R.S. Employer
        of incorporation or organization)        Identification No.)

                               1310 SW 17th Street
                               Portland, OR 97201
               (Address of principal executive offices) (Zip Code)

                                 (503) 721-6500
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock, par value $0.0001 per share

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|.

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

      The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price as quoted on NASDAQ on February 29, 2000 was $21,960,991.

      As of February 29, 2000, 10,507,313 shares, not including options to purchase 2,096,000 shares of Wilshire Real Estate Investment Inc.'s common stock and 992,687 treasury shares, par value $0.0001 per share, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

      None.

================================================================================

                      WILSHIRE REAL ESTATE INVESTMENT INC.

                                    FORM 10-K

                                      INDEX

PART I

Item 1.      Business..........................................................1

Item 2.      Properties.......................................................20

Item 3.      Legal Proceedings................................................20

Item 4.      Submission of Matters to a Vote of Security Holders..............20

PART II

Item 5.      Market for the Registrant's Common Equity and Related
             Stockholder Matters..............................................21

Item 6.      Selected Financial Data..........................................22

Item 7.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations........................................24

Item 7a.     Quantitative and Qualitative Disclosures about Market Risk.......31

Item 8.      Financial Statements and Supplementary Data......................34

Item 9.      Changes in and Disagreements With Accountants on
             Accounting and Financial Disclosure..............................35

PART III

Item 10.     Directors and Executive Officers of the Registrant...............36

Item 11.     Executive Compensation...........................................37

Item 12.     Security Ownership of Certain Beneficial Owners and Management...42

Item 13.     Certain Relationships and Related Transactions...................43

PART IV

Item 14.     Exhibits, Financial Statement Schedules, and Reports on
             Form 8-K.........................................................45

FORWARD-LOOKING STATEMENTS

CERTAIN STATEMENTS CONTAINED HEREIN AND CERTAIN STATEMENTS CONTAINED IN FUTURE FILINGS BY THE COMPANY WITH THE SEC MAY NOT BE BASED ON HISTORICAL FACTS AND ARE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. FORWARD-LOOKING STATEMENTS WHICH ARE BASED ON VARIOUS ASSUMPTIONS (SOME OF WHICH ARE BEYOND THE COMPANY'S CONTROL) MAY BE IDENTIFIED BY REFERENCE TO A FUTURE PERIOD OR PERIODS, OR BY THE USE OF FORWARD-LOOKING TERMINOLOGY, SUCH AS "MAY," "WILL," "BELIEVE," "EXPECT," "ANTICIPATE," "CONTINUE," OR SIMILAR TERMS OR VARIATIONS ON THOSE TERMS, OR THE NEGATIVE OF THOSE TERMS. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE SET FORTH IN FORWARD-LOOKING STATEMENTS DUE TO A VARIETY OF FACTORS, INCLUDING, BUT NOT LIMITED TO, THOSE RELATED TO THE ECONOMIC ENVIRONMENT, PARTICULARLY IN THE MARKET AREAS IN WHICH THE COMPANY OPERATES, THE FINANCIAL AND SECURITIES MARKETS AND THE AVAILABILITY OF AND COSTS ASSOCIATED WITH SOURCES OF LIQUIDITY, COMPETITIVE PRODUCTS AND PRICING, THE REAL ESTATE MARKET, FISCAL AND MONETARY POLICIES OF THE U.S. GOVERNMENT, CHANGES IN PREVAILING INTEREST RATES, ACQUISITIONS AND THE INTEGRATION OF ACQUIRED BUSINESSES, CREDIT RISK MANAGEMENT, YEAR 2000 AND ASSET/LIABILITY MANAGEMENT. EXCEPT AS MAY BE REQUIRED BY LAW, THE COMPANY DOES NOT UNDERTAKE, AND SPECIFICALLY DISCLAIMS ANY OBLIGATION, TO PUBLICLY RELEASE THE RESULTS OF ANY REVISIONS WHICH MAY BE MADE TO ANY FORWARD-LOOKING STATEMENTS TO REFLECT THE OCCURRENCE OF ANTICIPATED OR UNANTICIPATED EVENTS OR CIRCUMSTANCES AFTER THE DATE OF SUCH STATEMENTS.

                                     PART I

ITEM 1. BUSINESS

General

      Wilshire Real Estate Investment Inc. ("WREI" or the "Company") is a Nasdaq-listed company which invests primarily in the following types of assets:

o     mortgage-backed securities,
o     non-discounted and discounted mortgage loans,
o     real estate, and
o     other real estate related investments.

      The Company was originally incorporated as Wilshire Real Estate Investment Trust Inc. in the State of Maryland on October 24, 1997. However, in order to benefit from potential tax benefits related to significant net operating loss carryforwards and to avoid any risk of not qualifying as a real estate investment trust ("REIT"), the Company, with the approval of its shareholders, elected in September 1999 not to be taxed as a REIT, and the Company's name was changed to Wilshire Real Estate Investment Inc.

      During the third quarter of 1999, the Company decided to become internally managed and retained senior executives and other employees to implement this decision. Prior to this decision and subject to the supervision of the Company's Board of Directors, the Company's business affairs and day-to-day operations had been managed by Wilshire Realty Services Corporation ("WRSC"), a wholly-owned subsidiary of Wilshire Financial Services Group Inc. ("WFSG"), pursuant to a management agreement (the "Management Agreement"). The decision to become internally managed and cease to utilize the services of WRSC has resulted in disputes between the Company, on the one hand, and WFSG and certain of its affiliates, on the other.

Background

      Beginning in August 1998, and more significantly during the fourth quarter of 1998, we were significantly and adversely affected by the dramatic movement of liquidity towards less-risky assets (e.g., U.S. Treasury instruments) and away from higher risk assets. In particular, the markets for mortgage-backed securities and pools of mortgage loans experienced significant declines as Wall Street investment banks marked these assets down - including illiquid and infrequently traded subordinated mortgage-backed securities - to their view of the market price and lenders became unwilling to lend against low-rated or unrated mortgage-backed securities and many pools of mortgage loans. These factors resulted in a dramatic reduction in market valuations for our mortgage-backed securities and mortgage loans, as well as a reduction in the availability of borrowings for those assets, and the Company was forced to liquidate holdings at reduced prices, resulting in significant losses in 1998.

      In response to the adverse market conditions in the second half of 1998 and the resulting effect on our operations, we focused our efforts in 1999 on stabilizing our existing asset base and greatly reduced acquisition activities during the year ended December 31, 1999. General market conditions and availability of financing for certain of our asset categories, especially subordinated mortgage-backed securities and mezzanine loans, continued to be uncertain in 1999. Our results of operations for the year ended December 31, 1999 reflect this continued difficult marketplace including further impairment write-downs of mortgage-backed securities, a significant portion of which had previously been deducted from stockholders' equity through "Accumulated other comprehensive loss."

      Notwithstanding the uncertainty in 1999, we expect to gradually resume acquisition activities in 2000 with an increased emphasis on investment in mortgage-backed securities, loans and related assets and a decreased emphasis on commercial operating properties. We believe that investments in loans provide higher yields and allow us to more efficiently leverage our existing capital, thereby providing us a higher return on equity. In addition, we believe there may be attractive opportunities for additional investments in Europe. We may also seek to invest in other companies that invest in real estate related assets, especially where the market capitalizations of such companies do not reflect the inherent values of the underlying assets or franchises. We continue to make investment decisions on an opportunistic basis and will evaluate investment opportunities as they arise or are developed.

Business Strategy

      Our main objectives are to realize current returns and capital gains through investments in real estate assets or companies that invest in real estate related assets. The key elements of our strategy are:

Focus on Specific Return Objectives by Asset Class

      Mortgage-Backed Securities. Our investment emphasis is on subordinated mortgage-backed securities that provide consistent, recurring current income and that we believe may appreciate in value due to the prepayment and default experience of the underlying collateral.

      Non-discounted Loans. With respect to non-discounted loans, our investment emphasis is on non-discounted loans that provide current income. These loans may be commercial or residential and either first, second, or mezzanine position mortgages.

      Discounted Loans. We seek to identify and acquire discounted loans that will meet our risk-adjusted return objectives over an 18 to 24 month period. During this period, we typically either restructure the terms of the loans or exercise our rights to acquire control of the underlying properties. We also seek to invest in certain discounted loans that provide current cash income.

      Real Estate. Our investment emphasis with respect to real estate is on investment properties that provide consistent, recurring current income and where effective property management can lead to appreciation in value.

      In addition to direct acquisitions of these investments, we may seek to invest in other companies that invest in real estate related assets, especially where the market capitalizations of such companies do not reflect the inherent values of their underlying assets.

Maintain a Diversified Portfolio of Real Estate Related Assets

      We seek diversification by investing in different forms of real estate related assets and types of underlying properties. We also diversify by investing in different geographic locations. We believe that by diversifying our form of real estate investments, types of underlying properties and the geographic base of our investments, we reduce the risks presented by various phases of real estate cycles and by factors that affect only particular geographic areas or products.

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

Ongoing Disputes with WFSG and WRSC

      The Company is engaged in an ongoing dispute with WFSG relating to the termination of the extensive contractual and other relationships which formerly existed between the companies. Prior to September 1999, the Company's business affairs and day-to-day operations had been managed by WRSC, a wholly-owned subsidiary of WFSG, and the Company and WFSG had the same senior management team, though the Company had a significantly different shareholder base and the majority of its directors were independent. In addition, the Company and WFSG had other significant contractual relationships relating to the servicing of real estate-related assets (including loans and mortgage-backed securities) and also had certain cross shareholdings. Relations between the Company and WFSG declined during WFSG's bankruptcy restructuring in 1999 primarily as a result of the Company's concerns over WFSG's abilities to perform its obligations and the exclusion of the Company from the restructuring process and decisions about WFSG's strategic direction. Relations deteriorated further when the Company was notified that WFSG had terminated its Chief Executive Officer, Andrew Wiederhorn, and its President, Lawrence Mendelsohn, from their duties as employees of WFSG and its subsidiaries. Concerns about WFSG's ability to perform its obligations, the termination of Messrs. Wiederhorn and Mendelsohn, uncertainties about new management and concerns over WFSG's strategic direction led the Company and its independent directors to reassess its relationship with WFSG and ultimately to the decision to become internally managed and not rely on WFSG for the provision of services. As part of the Company's decision to become independently managed, the Company entered into employment agreements with Andrew Wiederhorn, as Chairman and Chief Executive Officer; Lawrence Mendelsohn, as President; Chris Tassos, as Chief Financial Officer and Executive Vice President; Richard Brennan, as Chief Investment Officer and Executive Vice President; and Robert Rosen, as Executive Vice President. Each of these individuals was previously a senior executive at WFSG.

      The decision to become internally managed and cease to utilize the services of WFSG and its affiliates has resulted in disputes between the Company and WFSG, which disputes are currently the subject of litigation in Portland, Oregon. On August 20, 1999, the Company filed a lawsuit against WFSG in the Circuit Court of the State of Oregon for Multnomah County. On August 23, 1999, the Company filed an amended Complaint in the lawsuit adding as additional defendants WRSC, WCC, a 50.01% subsidiary of WFSG, and Wilshire Management Leasing Corporation ("WML"), a wholly-owned subsidiary of WFSG alleging: (1) the termination of Messrs. Wiederhorn and Mendelsohn made WFSG and WRSC unable and/or unwilling to provide management to the Company as required under the Management Agreement; (2) the inability of WFSG and WRSC to manage the Company's business affairs triggered application of a facilities sharing agreement dated February 19, 1999 between the Company, WFSG, WRSC, WCC, and WML (the "Facilities Sharing Agreement"); and (3) WFSG's refusal to allow Messrs. Wiederhorn and Mendelsohn access to WFSG's facilities, personnel, and equipment for the Company's business violated the terms of the Facilities Sharing Agreement. The Facilities Sharing Agreement had been entered into by the parties to provide for the orderly transition of the Company's management in the event the Management Agreement was no longer operative and the Company was to become internally, rather than externally, managed. Under the Facilities Sharing Agreement, WFSG, WRSC, and the other parties were required to provide to the Company, for a period of two years, the facilities, services, equipment, and personnel necessary for the Company to internally manage itself, in return for the payment by the Company of the pro-rata cost to provide facilities, services, equipment, and personnel. On September 22, 1999, WFSG and WRSC filed papers in the above litigation alleging various affirmative defenses and counterclaims, including allegations that the Facilities Sharing Agreement was not in effect and was unenforceable, and that the Company breached the Management Agreement, obligating the Company to pay a termination fee.

      On September 22, 1999, the Company sent a letter to WRSC reserving its rights with respect to prior declarations of default by WRSC, and providing formal notice of non-renewal and termination "for cause" of the Management Agreement. The letter outlined various breaches of the Management Agreement by WRSC, including: failing to provide competent management to the Company; failing to provide necessary services and facilities; and taking actions contrary to the interests of the Company. WRSC has disputed the characterization of the termination as one "for cause" and has claimed that under the Management Agreement it is entitled to a termination fee (a sum equal to the management fees paid to WRSC for the preceding twelve months) from the Company. Notwithstanding the foregoing, the Company has sought to discuss the parties' disagreements with a view to reaching an amicable arrangement for severing the relationships between WFSG and the Company. As a result of the Company's overtures, the Company and WFSG began discussions to resolve their differences in late September. In connection with this matter, the Company, without admission, recorded a reserve for potential resolution of disputes with WFSG of $4.1 million at September 30, 1999.

      The Company, on behalf of itself and all of its subsidiaries and affiliates, Andrew A. Wiederhorn, and Lawrence A. Mendelsohn, entered into a partial settlement agreement dated as of December 10, 1999 with WFSG, on behalf of all of its subsidiaries and affiliates, other than First Bank of Beverly Hills, F.S.B. (the "Partial Settlement Agreement"). Under the terms of the Partial Settlement Agreement, the Company repurchased 992,687 shares of its common stock (the "Shares"), representing approximately 8.7% of shares outstanding, in a non-cash transaction from WFSG. The Shares, as well as 1,112,500 of options and cumulative dividends payable on the Shares, were received in exchange for a reduction in the amount of a pay-in-kind ("PIK") note owed by WFSG to the Company. The Shares and options represented WFSG's entire ownership interest in the Company.

      On February 18, 2000, after the Company received permission from the court to do so, the Company filed a Second Amended Complaint which added claims against WFSG and its affiliated companies as follows: claims for declaratory relief that WFSG is entitled to no termination fee under the Management Agreement; seeking an accounting from WCC regarding the use of funds from lockbox accounts used to service assets which the Company owns or in which the Company has a beneficial interest; declaring the Company's entitlement to use prepaid service fees for the servicing of assets serviced under pooling and servicing agreements; and declaring WFSG to be in default of its Debtor-in-Possession ("DIP") loan agreement with the Company and declaring that the balance of $5.0 million is immediately due and payable. On March 2, 2000, WFSG filed an answer disputing each of the counterclaims added by the Second Amended Complaint, and realleging the counterclaims included in WFSG's original answer and counterclaim. Considerable discovery remains to be completed, and it is thus not possible to predict the outcome of the case. The case is scheduled for trial in October 2000. The Company intends to pursue its claims against WFSG and to defend the counterclaims filed by WFSG against the Company vigorously. At December 31, 1999, the balance of the reserve for potential resolution of disputes with WFSG was $2.3 million.

      The Company currently owns approximately 14.4% of WFSG's common stock and is determining what course of action maximizes the value of its investment. As a result, the Company may sell all or part of its shares of WFSG, retain its current position, or subject to applicable regulations, increase its ownership stake substantially.

Servicing Arrangements

      Prior to the disputes with WFSG, we entered into loan servicing agreements with Wilshire Credit Corporation ("WCC"), an affiliate of WFSG, and Wilshire Servicing Company U.K. Limited, a wholly-owned subsidiary of WFSG (the "European Servicer" and with WCC, the "Servicers"). Under these servicing agreements, the Servicers provided loan and real property management services to us, including billing, portfolio administration and collection services. In return, we agreed to pay each of the Servicers a fee at market rates for servicing our investments and to reimburse them for certain out-of-pocket costs. We prepaid $3.2 million of future service fees as part of the WFSG and WCC restructuring, although WFSG had disputed this amount in the past (as well as servicing eligibility for application of the credit), suggesting that it was $2.3 million. At December 31, 1999, the prepaid service fee balance to WCC was reduced to $3.0 million.

      WCC (through its predecessor) was formed in 1987 to engage in the loan and lease servicing business. WCC was adversely affected by the decrease in assets owned by its customers as a result of the market volatility since the fourth quarter of 1998 and sought to restructure its indebtedness. This process was undertaken in connection with the WFSG restructuring pursuant to which WCC's servicing operation was transferred to a company controlled by WFSG. WCC successfully completed its restructuring on June 10, 1999.

      In March 2000, we terminated the servicing relationship in the United Kingdom with the European Servicer and transferred this servicing to an unaffiliated third party. We also terminated all loan and real property servicing in the United States with WCC, reserving our rights to do so with respect to certain mortgage-backed securities.

Regulatory

      As a result of the Company's material ownership in a savings and loan holding company (WFSG), the then overlap in certain officers and directors between the two entities and other related factors, the Office of Thrift Supervision ("OTS") required the Company to file a change in control application (Form H(e)-1) with the OTS. The H(e)-1 Application was filed in June 1999 and remains on file with the OTS in a suspended status. The OTS placed various restrictions on the Company pending favorable action on the H(e)-1 Application, including prohibitions against acquiring any additional shares of WFSG. The Company believes that subsequent events, including the elimination of the overlap in officers and directors, have eliminated the position taken by the OTS, thereby mooting the need for the filing of the application and the related interim restrictions. Following discussions with the OTS, the Company is currently in the process of filing a request with the OTS that would confirm that the H(e)-1 Application need not be pursued (whereupon it would be withdrawn) and that the interim restrictions no longer apply.

Investments

      We seek to invest directly or indirectly in real estate related assets that provide us with an appropriate risk-adjusted rate of return, current income and the opportunity for capital gains. We maintain a flexible approach with respect to the nature of our investments, seeking to take advantage of opportunities as they arise or are developed.

      We have set forth below information regarding our principal categories of investment on December 31, 1999 and 1998.

                                    December 31, 1999          December 31, 1998
                                  ----------------------    ----------------------
                                  Carrying Value      %     Carrying Value      %
                                  --------------   -----    --------------   -----
                                                 (Dollars in thousands)
Mortgage-Backed Securities (1)       $104,572       47.4%      $148,805       39.0%
Loans: (2)
  U.S. Commercial (3) .........        29,839       13.5         69,124       18.1
  International (4) ...........           620        0.3         44,006       11.6
                                     --------      -----       --------      -----
    Total Non-Discounted Loans         30,459       13.8        113,130       29.7
Discounted Loans:(2)
  U.S. Commercial .............         1,175        0.5          1,794        0.5
  International ...............            --         --            704        0.2
                                     --------      -----       --------      -----
    Total Discounted Loans ....         1,175        0.5          2,498        0.7
Investment Properties: (5)
  U.S. Commercial .............        40,679       18.4         61,566       16.1
  International ...............        22,546       10.2         23,439        6.2
                                     --------      -----       --------      -----
    Total Investment Properties        63,225       28.6         85,005       22.3
Other Investments (6) .........            --         --          9,933        2.6
Cash and Cash Equivalents .....         5,862        2.7          4,782        1.3
Other Assets (7) ..............        15,519        7.0         16,964        4.4
                                     --------      -----       --------      -----
  Total Assets ................      $220,812      100.0%      $381,117      100.0%
                                     ========      =====       ========      =====

----------------
(1) More than 90% of our mortgage-backed securities are secured by residential mortgage loans.
(2) More than 90% of our discounted and non-discounted loans are secured by commercial or multi-family properties or have been extended to real estate holding companies, which own commercial or multi-family properties.
(3) Subsequent to December 31, 1998, one loan with a carrying value of $38.6 million as of December 31, 1998 was paid off.
(4) Subsequent to December 31, 1998, one loan with a carrying amount of $44 million as of December 31, 1998 was sold to increase liquidity.
(5) More than 90% of our investment properties are commercial or multi-family properties and also include real estate owned and are net of development costs and escrow deposits.
(6) Other investments consist of approximately $20.0 million principal amount of WFSG's 13% Series B Notes due 2004, which were carried at a book value of approximately $9.9 million as of December 31, 1998. This investment was converted to equity as part of WFSG's restructuring and now appears as part of other assets.
(7) At December 31, 1999, other assets consist primarily of $4.0 million of investment in WFSG common stock, $3.0 million in prepaid service fees to WCC, $5.3 million of notes receivable from WFSG, $1.1 million of accrued interest and $2.1 million of miscellaneous other assets. At December 31, 1998, other assets consisted primarily of $12.5 million due from affiliates (an $18.4 million receivable net of a $5.9 million market valuation loss and impairment), $1.9 million of accrued interest receivable and $2.6 million of miscellaneous other assets.

      The following sections provide additional detail of specific investments as of December 31, 1999 and related discussion of strategic investment goals.

Mortgage-Backed Securities

      Mortgage-backed securities are interests in pools of mortgages that have been securitized and are usually issued in multiple classes ranging in credit seniority. We focus on the subordinated classes, which we believe offer higher risk-adjusted returns. We seek to invest in subordinated mortgage-backed securities that provide consistent, recurring current income and that we believe may appreciate in value due to the prepayment and default experience of the underlying collateral. On December 31, 1999, more than 90% of our mortgage-backed securities were backed by pools of residential mortgage loans and were subordinated in right of payment to more senior interests in those pools. On December 31, 1999, our portfolio of mortgage-backed securities consisted of 90 classes of mortgage-backed securities representing interests in 64 securitizations from 24 different issuers. Subordinated mortgage-backed securities are generally the non-investment-grade classes of mortgage-backed securities that provide credit enhancement to more senior classes of such securities by having a lower payment priority in the cash flow from the underlying mortgage loans and absorbing any losses on the underlying mortgage loans prior to the senior classes. On "senior/subordinate" transactions, each subordinated class has a principal face amount equal to the subordination level required for the classes, if any, which are senior to the respective subordinated class and the subordination level required at the respective rating (i.e., BBB, BB, B, UR).

      On April 6, 1998, we acquired approximately $95.0 million of mortgage-backed securities in connection with our initial public offering and the remainder were acquired from time to time during the remainder of 1998 and 1999. Our mortgage-backed securities consist of securities backed by loans that were originated and are being serviced by unaffiliated non-governmental third parties and securities backed by loans that were previously held in the portfolio of WFSG or its affiliates and for which WFSG or one of its affiliates is continuing to act as servicer.

      At December 31, 1999 and 1998, we valued our securities available for sale portfolio and gross unrealized gains and losses thereon as follows:

                                                            Gross             Gross
                                        Amortized        Unrealized         Unrealized
December 31, 1999                        Cost(1)          Gains(1)          Losses(1)       Fair Value
------------------------------------   -----------      ------------       -----------      ----------
                                                            (Dollars in thousands)
Mortgage-backed securities..........    $ 127,799        $   3,487          $  26,714        $ 104,572
                                       ===========      ============       ===========      ==========

                                                            Gross             Gross
                                        Amortized        Unrealized         Unrealized
December 31, 1998                        Cost(1)          Gains(1)          Losses(1)       Fair Value
------------------------------------   -----------      ------------       -----------      ----------
                                                            (Dollars in thousands)
Mortgage-backed securities..........    $ 179,243        $      98          $  30,536        $ 148,805
Other securities (2)................        9,933                -                  -            9,933
                                       -------------    --------------     -------------    ------------
                                        $ 189,176        $      98          $  30,536        $ 158,738
                                       ===========      ============       ===========      ==========

----------
(1) The amortized cost of our securities is net of the market valuation losses and impairments discussed in "Results of Operations". The unrealized gains and losses represent market value declines that, unlike "market value loss and impairment," the Company believes are temporary.
(2) These securities consist primarily of certain publicly issued debt securities of WFSG. Pursuant to the restructuring of WFSG, these securities were converted into equity in WFSG. At December 31, 1998, the valuation of these securities was based on our ratable post-conversion share of the projected restructured equity of WFSG.

      The following table presents our mortgage-backed securities portfolio, by rating category, as of December 31, 1999.

                      Ratings of Mortgage-Backed Securities

                                                                       Net Book
         Rating Category (1)                                             Value
         -------------------                                             -----

         AAA/Aaa1 to A-/A3.........................................   $       -

         BBB+/Baa1 to BBB-/Baa3....................................      14,956

         BB+/Ba1 to BB-/Ba3........................................      38,835

         B+/B1 to B-/B3............................................      11,540

         CCC+/Caa1 to CCC-/Caa3....................................           -

         Unrated...................................................      39,241
                                                                      ---------

              Total................................................   $ 104,572
                                                                      =========

--------------------
(1) Based on the most recent rating by one or more of the principal independent rating agencies which rate mortgage-backed securities:
      Standard & Poor's Corporation, Moody's Investors Service, Duff & Phelps or Fitch Investor Services, Inc.

      The two following tables set forth information, as of December 31, 1999, regarding our mortgage-backed securities.

      The following table sets forth the credit rating designated by the rating agency for each securitization transaction. Classes designated "A" have a superior claim on payment to those rated "B", which are superior to those rated "C." Additionally, multiple letters have a superior claim to designations with fewer letters. Thus, for example, "BBB" is superior to "BB," which in turn is superior to "B." The lower class designations in any securitization will receive interest payments subsequent to senior classes and will experience losses prior to any senior class. The lowest potential class designation is not rated ("NR") which, if included in a securitization, will generally receive interest last and experience losses first. IO securities receive the excess interest remaining after the interest payments have been made on all senior classes of bonds based on their respective principal balances. There is no principal associated with IO securities and they are considered liquidated when the particular class they are contractually tied to is paid down to zero. In excess of 90% of the mortgage loans underlying the Company's mortgage-backed securities are residential mortgage loans which generally may be prepaid at any time without penalty.

                           Mortgage-Backed Securities
                            (as of December 31, 1999)

                                                                           Class                            Company Investment
                                                                 -------------------------------------------------------------------
                                                                                    Class
                                                                                  Balance at
                                  Rating    Issue   Collateral   Initial Class    December 31,  Percentage      Company's    Book
        Issue Name    Class         (1)     Date       Type         Balance          1999       of Class        Basis (2)  Yield (5)
------------------------------------------------------------------------------------------------------------------------------------
BAMS 98-1                 B4            B  5/25/98 Residential   $    515,029    $   491,004       100.0%     $  389,135    11.75%

BAMS 98-1                 B5           NR  5/25/98 Residential        686,706        654,674       100.0%        225,477    18.00%

BAMS 98-2                1B5           NR  6/25/98 Residential        495,151        487,159       100.0%        147,046    18.00%

BAMS 98-2                2B5           NR  6/25/98 Residential        205,711        192,568       100.0%        79,913     18.00%

BSMSI 96-6                B3          BBB  1/25/97 Residential      5,427,000      5,078,180        50.0%       2,572,499   9.00%

BSMSI 96-6                B4           BB  1/25/97 Residential      4,824,000      4,680,616        69.5%       2,471,198   11.00%

BSMSI 97-7               4B5            B  1/25/98 Residential        108,493         99,537       100.0%        88,846     11.75%

BSMSI 97-7               4B6           NR  1/25/98 Residential         86,795         79,630       100.0%        24,623     18.00%

BSMSI 97-7               5B5            B  1/25/98 Residential        143,515        140,287       100.0%        120,173    11.75%

BSMSI 97-7               5B6           NR  1/25/98 Residential        107,637        105,216       100.0%        35,435     18.00%

BSMSI 98-5                B5            B  5/25/98 Residential        139,900        122,021       100.0%        113,188    11.75%

BSMSI 98-5                B6           NR  5/25/98 Residential       140,000         122,109       100.0%        33,385     18.00%

CHASE 94-H                B5            B  6/25/94 Residential       250,000         225,755       100.0%        189,440    11.75%

CMC 98-1                 2B5            B  4/25/98 Residential       132,500         122,890       100.0%        106,218    11.75%

CMC 98-1                 2B6           NR  4/25/98 Residential       132,506         122,896       100.0%        39,415     18.00%

CMC 98-1                 3B5            B  4/25/98 Residential       134,300         131,255       100.0%        111,398    11.75%

CMC 98-1                 3B6           NR  4/25/98 Residential       134,386         131,339       100.0%        44,786     18.00%

CMC 98-1                  B5            B  4/25/98 Residential       831,844         816,985       100.0%        582,930    11.75%

CMC 98-1                  B6           NR  4/25/98 Residential     1,039,805       1,021,232       100.0%        288,091    18.00%

CMSI 98-4                 B5           NR  7/25/98 Residential       761,918         750,181       100.0%        218,560    15.00%

CMSI 98-6                 B5           NR  8/25/98 Residential       910,697         897,670       100.0%        271,019    15.00%

CWMBS 97-8                B5           NR 12/25/97 Residential     1,050,885       1,029,167       100.0%        333,079    15.00%

CWMBS 98-10               B5           NR  6/25/98 Residential     1,126,037       1,081,198       100.0%        350,121    18.00%

CWMBS 98-11               B5           NR  7/25/98 Residential     1,005,059         918,223       100.0%        294,496    15.00%

CWMBS 98-12/ALT98-4       B5           NR  7/25/98 Residential     1,524,293       1,455,643       100.0%        390,191    15.00%

CWMBS 98-14               B5           NR  8/25/98 Residential       450,649          397,188      100.0%        134,712    15.00%

GECMS 98-11.1             B5           NR  7/25/98 Residential     1,553,574        1,530,239      100.0%        432,978    15.00%

GECMS 98-11.2             B5           NR  7/25/98 Residential       747,933         736,740       100.0%        185,286    8.00%

GECMS 98-11.3             B5           NR  7/25/98 Residential       174,570         163,890       100.0%        62,636     15.00%

GECMS 98-5                B5           NR  4/25/98 Residential     1,331,723       1,304,393       100.0%        382,734    18.00%

GECMS 98-8               1B5           NR  5/25/98 Residential     1,502,644       1,477,484       100.0%        437,966    18.00%

GECMS 98-8A              2B5           NR  5/25/98 Residential       614,867         604,813       100.0%        175,826    18.00%

                                                                           Class                            Company Investment
                                                                 -------------------------------------------------------------------
                                                                                    Class
                                                                                  Balance at
                                  Rating    Issue   Collateral   Initial Class    December 31,  Percentage      Company's    Book
        Issue Name    Class         (1)     Date       Type         Balance          1999       of Class        Basis (2)  Yield (5)
------------------------------------------------------------------------------------------------------------------------------------
GECMS 98-9                B5           NR  6/25/98 Residential     2,255,131       2,218,751       100.0%        660,578    18.00%

MRFC 98-2                 B6           NR  6/25/98 Residential     1,573,224       1,539,900       100.0%        394,426    11.75%

NASCOR 98-12              B6           NR  6/25/98 Residential     2,001,786       1,970,256       100.0%        588,691    18.00%

NASCOR 98-14              B6           NR  6/25/98 Residential       501,186         468,307       100.0%        201,864    18.00%

NASCOR 98-17              B6           NR  8/25/98 Residential     1,627,003       1,604,209       100.0%        503,934    15.00%

NASCOR 98-21              B5           NR  8/25/98 Residential       625,638         616,943       100.0%        180,003    15.00%

NASCOR 98-4 A            1B5           NR  2/25/98 Residential       560,474         549,179       100.0%        148,006    18.00%

NASCOR 98-4 B            2B5           NR  2/25/98 Residential       824,299         809,133       100.0%        238,039    18.00%

NASCOR 98-5               B5           NR  3/25/98 Residential       750,451         737,324       100.0%        207,991    18.00%

NISTAR 98-1               B5           NR  6/25/98 Residential       949,799         929,255       100.0%        264,686    18.00%

OCWEN 98R1                B3          BBB  4/25/98 Residential    19,789,401      19,243,787       100.0%      17,345,363    8.25%

RFMSI 98-S12              B3           NR  6/25/98 Residential     2,997,804       2,790,041       100.0%        842,519    15.00%

RFMSI 98-S13              B3           NR  7/25/98 Residential     3,649,250       3,594,409       100.0%       1,044,409   15.00%

RFMSI 98-S3               B3           NR  3/25/98 Residential     3,322,188       3,258,844       100.0%        924,613    15.00%

RFMSI 98-S7               B3           NR  4/25/98 Residential       383,458         355,967       100.0%        135,781    18.00%

BSMSI 98-1A               B6           NR 3//25/98 Residential     1,953,230       1,947,735       100.0%        298,452    18.00%

BSMSI 97-7A               B6           NR  1/25/98 Residential     1,383,301       1,379,562       100.0%        235,952    18.00%

INMC 94 L                 B3          BBB  7/25/94 Residential     2,809,045       2,793,437       100.0%        976,402    14.00%

GECMS 94-20               B5           NR  6/25/94 Residential       114,186         111,392       100.0%        19,038     18.00%

MRFC 98-2                 B5            B  6/25/98 Residential     1,048,814       1,026,598       100.0%        511,047    16.00%

NASCOR 97-3               B4            B  3/25/97 Residential       194,916         194,343       100.0%        100,423    16.00%

NASCOR 1997-3             B5           NR  3/25/97 Residential       225,014         224,334       100.0%        51,591     18.00%

RFMSI 1997-S16            B3           NR 11/25/97 Residential       472,632         466,823       100.0%        81,874     18.00%

SAMI 98-8B                B5            B  7/25/98 Residential       725,141         723,214       100.0%        358,613    16.00%

SAMI 98-8B               3B5            B  7/25/98 Residential       276,075         272,861       100.0%        170,852    16.00%

SAMI 98-8B               3B6           NR  7/25/98 Residential       344,756         340,742       100.0%        50,403     18.00%

SAMI 98-8C               4B5            B  7/25/98 Residential       396,550         395,580       100.0%        187,416    16.00%

SAMI 98-8C               4B6           NR  7/25/98 Residential       596,873         595,413       100.0%        91,199     18.00%

PSEC 93-3                 B3            B  7/25/93 Residential     1,022,504         998,785       100.0%        705,529    16.00%

BAMS 98-4                1B4            B  8/25/98 Residential       923,915         919,806       100.0%        434,513    16.00%

BAMS 98-4                1B5           NR  8/25/98 Residential       923,903         919,804       100.0%        132,274    18.00%

CWHL 98-15                B5           NR  9/25/98 Residential     1,339,477       1,333,593       100.0%        179,592    18.00%

MFAST 97-1                B2           BB  12/1/97 Residential    10,840,000      10,840,000       100.0%       3,695,429   12.00%

PSWHI 97-4                B2           BB  1/20/98 Residential     7,800,000       7,800,000       100.0%       2,375,014   12.00%

GECMS 98-12              1B5           NR  8/25/98 Residential     1,187,001       1,185,925       100.0%        230,724    18.00%

GECMS 98-13               B5           NR  9/25/98 Residential      2,671,794      2,669,388       100.0%        526,125    18.00%

                                                                           Class                            Company Investment
                                                                 -------------------------------------------------------------------
                                                                                    Class
                                                                                  Balance at
                                  Rating    Issue   Collateral   Initial Class    December 31,  Percentage      Company's    Book
        Issue Name    Class         (1)     Date       Type         Balance          1999       of Class        Basis (2)  Yield (5)
------------------------------------------------------------------------------------------------------------------------------------
GECMS 98-14               B5           NR 10/25/98 Residential     1,559,912       1,558,506       100.0%        307,174    18.00%
GECMS 98-15               B5           NR 10/25/98 Residential     1,412,293       1,411,056       100.0%        278,140    18.00%
RFMSI 97-S14              B2            B 11/25/97 Residential     1,386,448       1,385,181       100.0%        909,495    13.00%
RFMSI 97-20               B2            B  1/25/98 Residential     1,726,484       1,724,931       100.0%      1,045,330    13.00%
CITYH 97-A                 R           NR  3/25/97 Residential    79,606,424      31,197,200       100.0%      3,512,292    10.50%
CITYH 97-B                R1           NR  4/25/97 Residential   197,547,812      80,700,059       100.0%      5,102,692    10.50%
CITYH 97-C                R1           NR  7/25/97 Residential   102,450,075      47,771,036       100.0%      1,552,972    10.50%
CITYH 97-C                R2           NR  7/25/97 Residential    97,549,924      29,453,541       100.0%      3,623,946    10.50%
WIFC 96-3 (3)             B1           BB  1/25/97 Residential     6,261,438       2,921,896       100.0%      5,514,439    8.00%
WIFC 96-3 (3)             B2            B  1/25/97 Residential     4,870,004       2,272,741       100.0%      3,347,666    11.00%
WIFC 96-3 (3)             B3           NR  1/25/97 Residential    12,522,867       5,222,723       100.0%      3,960,930    15.00%
WIFC 97-WFC1 (3)          B1           BB 10/25/97 Residential     9,908,014       9,241,651       100.0%      8,852,359    8.00%
WIFC 97-WFC1 (3)          B2            B 10/25/97 Residential     1,834,817       1,711,416       100.0%      1,202,991    11.00%
WIFC 97-WFC1 (3)          B3           NR 10/25/97 Residential     4,403,561       3,724,660       100.0%      1,325,693    15.00%
WIFC 98-WFC2 (3)          B1           BB  7/25/98 Residential    20,099,697      19,706,406       100.0%     18,231,464    8.00%
WIFC 98-WFC2 (3)          B2            B  7/25/98 Residential     3,215,951       3,153,024       100.0%      2,539,914    11.00%
WIMLT 98-3 (3)             C           NR  10/5/98 Residential   177,729,958      92,021,463       100.0%      4,433,105    11.00%
WIMLT 98-3 (3)            B1           BB  10/5/98 Residential     1,778,958       1,778,958       100.0%      1,751,835    9.00%
WCOST 95-A (3)             B           NR  3/25/95  Consumer      16,637,758      12,379,540        50.0%      3,617,990    9.50%
                                                  Manufactured
WMHT 95-A (3)              B           NR  7/25/95   Housing       5,006,883       5,006,883       100.0%      4,215,497    9.00%
WMF 95-MA1 (3) (4)       ADJ           NR  8/25/95 Home Equity     5,299,965       7,040,049        89.7%      4,962,015    9.50%
WMF 95-MF1 (3) (4)       FIX           NR  8/25/95 Home Equity     2,050,292       2,807,818        88.7%      2,098,659    9.50%

                                                               -----------------------------               -------------
    TOTAL                                                      $ 862,209,881   $ 469,188,560               $ 128,812,763
                                                               =============================               =============

----------
(1)   NR means the security is not rated.
(2) Based on the value reflected in the Company's financial statements as of December 31, 1999, which is the post-impairment basis (purchase price less amortization and impairment thereof) of the mortgage-backed securities (since future income or loss on mortgage-backed securities is a function of such post-impairment basis) plus accrued interest of $1,013,472.
(3) Securities backed by loans that were previously held in the portfolio of WFSG or its affiliates and for which WFSG or one of its affiliates is continuing to act as servicer.
(4) Includes prepaid senior class principal due to application of excess interest to senior class principal, thereby increasing subordinate class balance.
(5) Book yield represents the effective yield expected on the security based upon the Company's original basis.

                           Constant Prepayment Rate for the
                                 Indicated Period (1)               Delinquency (1)(4)
                      ----------------------------------------------------------------------------
                        1       3        6        12
Issue Name            Month   Months   Months   Months   30-59 Days    60-89 Days         90+ Days          Foreclosure (1)
----------------------------------------------------------------------------------------------------------------------------------
BAMS 98-1               13        8        8      N/A      $      -      $      -           $     -             $      -

BAMS 98-1               13        8        8      N/A             -             -                 -                    -

BAMS 98-2               17       11       10       16             -             -                 -                    -

BAMS 98-2               17       11       10       16             -             -                 -                    -

BSMSI 96-6              25       24       27       25      6,926,286     2,398,563         1,739,974            3,332,108

BSMSI 96-6              25       24       27       25      6,926,286     2,398,563         1,739,974            3,332,108

BSMSI 97-7              14      N/A       12      N/A      6,871,080       177,957         1,527,326              664,714

BSMSI 97-7              14      N/A       12      N/A      6,871,080       177,957         1,527,326              664,714

BSMSI 97-7              33      N/A       15      N/A      6,871,080       177,957         1,527,326              664,714

BSMSI 97-7              33      N/A       15      N/A      6,871,080       177,957         1,527,326              664,714

BSMSI 98-5              14       12       15       20        197,741            -            170,138
                                                                                                                       -
BSMSI 98-5              14       12       15       20        197,741            -            170,138
                                                                                                                       -
CHASE 94-H              15       10        8       21             -             -            271,442
                                                                                                                       -
CMC 98-1                 7        7       10       18      2,864,166            -            231,732              232,865

CMC 98-1                 7        7       10       18      2,864,166            -            231,732              232,865

CMC 98-1                 7        7       10       18      2,864,166            -            231,732              232,865

CMC 98-1                 7        7       10       18      2,864,166            -            231,732              232,865

CMC 98-1                 7        7       10       18      2,864,166            -            231,732              232,865

CMC 98-1                 7        7       10       18      2,864,166            -            231,732              232,865

CMSI 98-4                3        2        5       13        520,960            -                 -                    -

CMSI 98-6                8        5        6       13      1,913,261            -                 -                    -

CWMBS 97-8               4        6       10       26        908,000            -            433,477                   -

CWMBS 98-10              3        8       10       18      2,064,619            -            744,709                   -

CWMBS 98-11              7        9       10       17      3,468,605       532,174            55,781              158,070

CWMBS 98-12/ALT98-4      6        9       12       13      5,051,796       796,402           599,865              738,253

CWMBS 98-14              3        5        5       11      1,048,162            -                 -                    -

GECMS 98-11.1            6        6        7       12      2,117,642       234,271                -               615,583

GECMS 98-11.2            6        6        7       12        591,637            -            495,223              220,815

GECMS 98-11.3            6        6        7       12        418,186            -                 -                    -

GECMS 98-5               6        9       11       19      3,104,830            -                 -                    -

                    Real Estate                              Cumulative
Issue Name           Owned (1)        Bankruptcy (1)(2)      Losses (1)
-----------------------------------------------------------------------
BAMS 98-1            $      -               $      -                 -

BAMS 98-1                   -                      -                 -

BAMS 98-2                   -                 519,035                -

BAMS 98-2                   -                 519,035                -

BSMSI 96-6           1,205,825              2,087,700           703,237

BSMSI 96-6           1,205,825              2,087,700           703,237

BSMSI 97-7                  -                      -             37,395

BSMSI 97-7                  -                      -             37,395

BSMSI 97-7                  -                      -             37,395

BSMSI 97-7                  -                      -             37,395

BSMSI 98-5                  -                      -                 -

BSMSI 98-5                  -                      -                 -

CHASE 94-H                  -                      -                 -

CMC 98-1                    -                      -                 -

CMC 98-1                    -                      -                 -

CMC 98-1                    -                      -                 -

CMC 98-1                    -                      -                 -

CMC 98-1                    -                      -                 -

CMC 98-1                    -                      -                 -

CMSI 98-4                   -                      -                 -

CMSI 98-6                   -                      -                 -

CWMBS 97-8                  -                      -                 -

CWMBS 98-10                 -                      -             27,322

CWMBS 98-11                 -                      -             72,591

CWMBS 98-12/ALT98-4         -                      -             47,133

CWMBS 98-14                 -                      -             28,001

GECMS 98-11.1               -                      -                 -

GECMS 98-11.2               -                      -                 -

GECMS 98-11.3               -                      -                 -

GECMS 98-5                  -                      -                 -

                            Constant Prepayment Rate for the
                                  Indicated Period (1)                                      Delinquency (1)(4)
                          --------------------------------------------------------------------------------------------------------
                             1             3             6            12
Issue Name                 Month         Months       Months        Months          30-59 Days         60-89 Days         90+ Days
------------------------------------------------------------------------------------------------------------------------------------
GECMS 98-8                      5           6             7           14              1,197,957           153,125                -

GECMS 98-8A                     5           6             7           14                     -                 -                 -

GECMS 98-9                      4           6             7           12              2,586,054                -            233,412

MRFC 98-2                       5           8            10           21                     -                 -            257,016

NASCOR 98-12                    9           7             9           12              4,558,706           180,710         1,108,019

NASCOR 98-14                    8           9             7           11                     -                 -                 -

NASCOR 98-17                    5           5             6            9              3,245,149           275,826           440,458

NASCOR 98-21                    2           7             7           10                204,619                -                 -

NASCOR 98-4 A                   6           7             7           19              2,184,546           318,793           895,022

NASCOR 98-4 B                   6           7             7           19              2,184,546           318,793           895,022

NASCOR 98-5                     1           3             7           17                891,879           784,720           293,155

NISTAR 98-1                     7           9            13           19                 62,139           491,456            61,252

OCWEN 98R1                     15          16            16          N/A             19,758,669        10,125,426        13,640,829

RFMSI 98-S12                   10           0             6           15              7,050,286           555,396           363,603

RFMSI 98-S13                    7           1             6           14              7,223,468           820,509           549,606

RFMSI 98-S3                    10           1             6           19              9,047,207         2,375,201           824,843

RFMSI 98-S7                     5           1             7           13                432,800            93,679                -

BSMSI 98-1A                     8           7             8           15              3,797,482         1,003,140                -
                                          N/A
BSMSI 97-7A                    20                        15          N/A              6,871,080           177,957         1,527,326

INMC 94 L                      15          16            17           26              1,131,378           219,393           558,884

GECMS 94-20                     1           3             7            8                     -                 -            153,712

MRFC 98-2                       5           8            10           21                     -                 -            257,016

NASCOR 97-3                     6          11            17           22                500,821                -                 -

NASCOR 1997-3                   6          11            17           22                500,821                -                 -

RFMSI 1997-S16                  9           1            10           20              1,096,505                -                 -

SAMI 98-8B                     12          10            12          N/A              3,554,332           746,254         1,222,524

SAMI 98-8B                     12          10            12          N/A              3,554,332           746,254         1,222,524

SAMI 98-8B                     12          10            12          N/A              3,554,332           746,254         1,222,524

SAMI 98-8C                     12          10            12          N/A              3,554,332           746,254         1,222,524

SAMI 98-8C                     12          10            12          N/A              3,554,332           746,254         1,222,524

PSEC 93-3                       5          15            14           32                231,855                -            222,525

BAMS 98-4                      13          11            10           16                267,173                -                 -

BAMS 98-4                      13          11            10           16                267,173                -                 -

CWHL 98-15                      8           6             6           11              3,045,158           106,085           423,999

MFAST 97-1                     22          21            22           21              5,642,739         1,772,217         4,069,447

PSWHI 97-4                     23          20            21           21              3,594,803         1,589,514         2,898,012

                                             Real Estate                                Cumulative
Issue Name               Foreclosure (1)       Owned (1)       Bankruptcy (1)(2)        Losses (1)
--------------------------------------------------------------------------------------------------
GECMS 98-8                          -                 -                      -                  -

GECMS 98-8A                         -                 -                      -                  -

GECMS 98-9                     257,950                -                      -                  -

MRFC 98-2                           -                 -                      -                  -

NASCOR 98-12                        -                 -                 233,194              6,504

NASCOR 98-14                        -                 -                      -                  -

NASCOR 98-17                        -                 -                 206,805              3,330

NASCOR 98-21                        -                 -                 100,000              2,720

NASCOR 98-4 A                       -                 -                 669,970              7,491

NASCOR 98-4 B                       -                 -                 669,970              7,491

NASCOR 98-5                    745,888                -                      -                 866

NISTAR 98-1                    269,425                -                  54,852              5,303

OCWEN 98R1                  34,291,110        17,268,760             32,662,638         26,528,855

RFMSI 98-S12                   830,354           516,253                     -                N/A

RFMSI 98-S13                   287,362                -                      -                N/A

RFMSI 98-S3                  1,346,667                -                      -                N/A

RFMSI 98-S7                         -                 -                      -                N/A

BSMSI 98-1A                         -                 -                      -                  -

BSMSI 97-7A                    664,714                -                      -              37,395

INMC 94 L                    1,336,757                -                      -           1,122,561

GECMS 94-20                         -                 -                      -                  -

MRFC 98-2                           -                 -                      -                  -

NASCOR 97-3                         -                 -                      -              69,416

NASCOR 1997-3                       -                 -                      -              69,416

RFMSI 1997-S16                      -                 -                      -                N/A

SAMI 98-8B                     599,234                -                 372,508                 -

SAMI 98-8B                     599,234                -                 372,508                 -

SAMI 98-8B                     599,234                -                 372,508                 -

SAMI 98-8C                     599,234                -                 372,508                 -

SAMI 98-8C                     599,234                -                 372,508                 -

PSEC 93-3                           -                 -                      -                  -

BAMS 98-4                           -                 -                      -                  -

BAMS 98-4                           -                 -                      -                  -

CWHL 98-15                     472,829                -                      -                  -

MFAST 97-1                          -                 -               4,222,923          1,062,741

PSWHI 97-4                          -                 -                      -          13,898,828

                                 Constant Prepayment Rate for the
                                       Indicated Period (1)                                     Delinquency (1)(4)
                         ---------------------------------------------------------------------------------------------------------
                            1             3              6              12
Issue Name                Month         Months         Months         Months      30-59 Days         60-89 Days          90+ Days
---------------------------------------------------------------------------- -------------------------------------------------------
GECMS 98-12                  8              7              8              13       1,904,026                  -            120,477

GECMS 98-13                  5              6              7              10       3,058,047                  -            514,389

GECMS 98-14                  4              5              7              9        3,267,801                  -            508,915

GECMS 98-15                  10             8              8              10       3,291,022                  -            257,966

RFMSI 97-S14                 11             1              9              30       2,323,951                  -            628,342

RFMSI 97-20                  14             0              7              24       5,541,589             660,356           209,409

CITYH 97-A (5)               42             36             32             31       2,048,755             716,102         7,262,925

CITYH 97-B (5)               42             31             29             30       4,711,969           1,773,937        17,188,678

CITYH 97-C (R-1)(5)          44             37             36             35       1,355,021             793,270        13,662,400

CITYH 97-C (R-2)(5)          44             37             36             35       1,355,021             793,270        13,662,400

WIFC 96-3 (B-1)(3)           23             22             21             24       2,803,944           2,026,830         5,763,012

WIFC 96-3 (B-2)(3)           23             22             21             24       2,803,944           2,026,830         5,763,012

WIFC 96-3 (B-3)(3)           23             22             21             24       2,803,944           2,026,830         5,763,012

WIFC 97-WFC1 (B-1)(3)        16             17             19             21       1,800,806             920,681         2,851,292

WIFC 97-WFC1 (B-2)(3)        16             17             19             21       1,800,806             920,681         2,851,292

WIFC 97-WFC1 (B-3)(3)        16             17             19             21       1,800,806             920,681         2,851,292

WIFC 98-WFC2 (B-1)(3)        20             18             18             19       3,786,600           2,202,839         5,824,812

WIFC 98-WFC2 (B-2)(3)        20             18             18             19       3,786,600           2,202,839         5,824,812

WIMLT 98-3 (C)(3)            20             23             31             40         876,573             821,331         2,420,063

WIMLT 98-3 (B-1)(3)          20             23             31             40         876,573             821,331         2,420,063

WCOST 95-A (3)               10             12             11             10           1,207              76,152         5,195,074

WMHT 95-A (3)                26             26             29             29         239,020             143,200           391,845

WMF 95-MA1 (3)               27             28             29             29         487,509             196,201         1,718,984

WMF 95-MF1 (3)               27             28             29             29         487,509             196,201         1,718,984

                                                 Real Estate                             Cumulative
Issue Name                  Foreclosure (1)        Owned (1)       Bankruptcy (1)(2)     Losses (1)
---------------------------------------------------------------------------------------------------
GECMS 98-12                        274,540                -                      -               -

GECMS 98-13                        495,391                -                      -               -

GECMS 98-14                             -                 -                      -               -

GECMS 98-15                             -                 -                      -               -

RFMSI 97-S14                            -                 -                      -              N/A

RFMSI 97-20                        535,613           759,764                     -              N/A

CITYH 97-A (5)                   3,588,301           894,494              1,512,203       2,111,427

CITYH 97-B (5)                   8,158,907         5,283,393              4,311,328       8,016,144

CITYH 97-C (R-1)(5)              8,465,760         3,886,369              4,603,106       5,832,688

CITYH 97-C (R-2)(5)              8,465,760         3,886,369              4,603,106       5,832,688

WIFC 96-3 (B-1)(3)               3,095,579         1,342,204                     -        1,814,371

WIFC 96-3 (B-2)(3)               3,095,579         1,342,204                     -        1,814,371

WIFC 96-3 (B-3)(3)               3,095,579         1,342,204                     -        1,814,371

WIFC 97-WFC1 (B-1)(3)            1,354,857           606,248                     -          424,857

WIFC 97-WFC1 (B-2)(3)            1,354,857           606,248                     -          424,857

WIFC 97-WFC1 (B-3)(3)            1,354,857           606,248                     -          424,857

WIFC 98-WFC2 (B-1)(3)            3,886,842           815,783                     -        1,956,588

WIFC 98-WFC2 (B-2)(3)            3,886,842           815,783                     -        1,956,588

WIMLT 98-3 (C)(3)                3,810,354           571,222                     -          199,129

WIMLT 98-3 (B-1)(3)              3,810,354           571,222                     -          199,129

WCOST 95-A (3)                          -                 -                      -           47,218

WMHT 95-A (3)                           -                 -                      -           61,391

WMF 95-MA1 (3)                     865,893           218,080                     -          430,316

WMF 95-MF1 (3)                     865,893           218,080                     -          430,316

--------------
N/A   Information is not available.
(1) Data provided by trustees or servicers for the securities or other third-party sources. Delinquency data does not incorporate payment recency. For example, if a loan is 90 days delinquent at a point in time, and from that point on makes each regular monthly payment, that loan would be current on a recency basis, but not on a contractual delinquency basis. Because of this, for certain pools, delinquency rates may imply higher expected defaults than may actually occur.
(2) Based on loans made to borrowers which were in bankruptcy as of December 31, 1999.
(3) Securities backed by loans that were previously held in the portfolio of WFSG or its affiliates and for which WFSG or one of its affiliates is continuing to act as servicer.
(4) Delinquency amounts do not include Foreclosure, Real Estate Owned, or Bankruptcy amounts included elsewhere in this table.
(5) Delinquency amounts include Foreclosure, Real Estate Owned, and Bankruptcy amounts.

Non-Discounted Loans

      We consider non-discounted loans to be performing and sub-performing loans that are available for purchase at prices that more closely approximate their unpaid principal balances. Non-discounted loans include:

      Non-discounted Commercial Loans. Performing loans secured by commercial and multi-family properties located in the United States and the United Kingdom.

      Non-discounted Single-family Residential Loans. Non-discounted loans to individuals who do not qualify for traditional "Agency A" credit because their credit histories, debt to income ratios or other factors do not meet the standard lending criteria established by federal agencies such as the FNMA and FHLMC. These loans are generally secured by first mortgages on single-family residences located in the United States.

      We seek to identify and acquire non-discounted loans that provide current cash income and still meet our requirements with respect to risk-adjusted rates of return. Our investment emphasis with respect to non-discounted loans is on current income and appreciation as a result of favorable default experience. At December 31, 1999, non-discounted loans had an aggregate book value of $30.5 million and are primarily secured by mortgages or deeds of trust on commercial or multi-family real property. At December 31, 1999, approximately $29.9 million or 98% of our non-discounted loans were secured by real properties located in the United States ("U.S. Non-Discounted Commercial Loans") and $0.6 million were secured by real properties located in the United Kingdom ("International Non-Discounted Loans").

U.S. Non-Discounted Commercial Loans

      U.S. Non-Discounted Commercial Loans were originated by various unrelated parties under different underwriting criteria at different times and were acquired at various times. At December 31, 1999, our U.S. Non-Discounted Loans were secured by a variety of commercial properties. Most of our U.S. Non-Discounted Commercial Loans were secured by first priority liens and were current as to their monthly payments.

      Set forth below is a brief description of the principal U.S. Non-Discounted Commercial Loans in our loan portfolio at December 31, 1999.

      Starrett-Lehigh, 601 West 26th Street. This is a $25 million investment in mezzanine debt secured by the Starrett-Lehigh building in the Chelsea district of New York City. The building was acquired in 1996 with $100 million of senior debt, $52.5 million of subordinated debt and $26 million in reserves for capital expenditures and interest. The mezzanine loan pays interest at a rate of Libor plus 4.75%, with principal due on the maturity date in August 2001. The loan-to-value ratio on an as-is basis at the time of acquisition was 98%; however, since completion of the planned improvements, the current estimated LTV is approximately 60%. The building is a two million square foot, nineteen-story warehouse/showroom type building in the Chelsea section of Manhattan.

      NW Cornell & Miller. This was a first lien mortgage loan for the construction of a private school located in Portland, Oregon. The original construction loan of $4,878,300 rolled into a first lien, ten-year, fixed-rate loan at 9%, due April 1, 2009. The loan pays interest only for the first year with the interest capitalized onto the note, amortizes over a 29-year term, and has a balloon payment of $4.8 million due at end of the 10th year. The principal balance of the note at December 31, 1999 was $5.2 million.

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

      At December 31, 1999, the Company had approximately $1.2 million of U.S. Discounted Loans and no International Discounted Loans. Discounted Loans were originated by various unrelated parties under different underwriting criteria at different times and were acquired at various times.

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

      At December 31, 1999, our discounted loans were secured by a variety of commercial properties. Subsequent to year-end, substantially all of the discounted loans paid off at net book value.

DIP Loan

      In conjunction with WFSG's restructuring in 1999, the Company funded a debtor-in-possession loan ("DIP") to WFSG of $5.0 million. The DIP loan bears interest at 12% and is secured by the stock of First Bank of Beverly Hills, F.S.B., WFSG's savings bank subsidiary, and its holding company, Wilshire Acquisitions Corporation. The DIP loan matures on February 29, 2004 and repayment is made through fully amortizing principal and interest payments commencing on February 29, 2000. Prior to February 29, 2000, only interest payments were required. In February 2000, the Company declared WFSG to be in default of the loan agreement with the Company and declared the balance immediately due and payable. WFSG disputes that they are in default of the loan agreement. For further discussion, see Item 1. Business.

Real Estate

      We invest in commercial and multi-family real properties located in the United States and the United Kingdom.

      The following table sets forth information regarding the majority of our investments in real estate at December 31, 1999.

                                                                                 Approximate
                                                                      Net     Percentage Leased
               Name of                                Year Built/  Leaseable    at December 31,   No. of     Annualized
Date Acquired  Property           Location            Renovated     Sq. Ft.          1999         Leases        Rent(1)
-------------  --------           --------            ---------     -------          ----         ------     ----------
4/8/98         Madison Street     Portland, OR        1961           15,000          100%            2    $   247,983
4/6/98         Taylor Street      Portland, OR        1960           28,000          100%            4        323,487
4/27/98        Columbia Street    Portland, OR        N/A            12,999          100%            2        207,984
4/21/98        G.I. Joe's         Gresham, OR         1987           55,888          100%            1        447,108
4/21/98        G.I. Joe's(3)      Wilsonville, OR     1978          170,398          100%            1        759,780
4/21/98        G.I. Joe's         Salem, OR           1981/98        96,933          100%            1        642,036
4/21/98        G.I. Joe's         Tualatin, OR        1985/1985      55,100          100%            1        661,200
4/21/98        G.I. Joe's         Milwaukee, OR       1972/1989      66,545          100%            1        465,816
4/6/98         Eugene Warehouse   Eugene, OR          Unknown        84,912          100%            1        281,288
11/18/98       Buena Vista        Irwindale, CA       N/A           654,734           N/A          N/A            N/A
               Business Park
7/7/98         Jefferson Street   Portland, OR        N/A            10,000           88%            2         89,760
4/21/98        G.I. Joe's -       Wilsonville, OR     N/A           474,804           N/A          N/A            N/A
               Excess Land
6/30/98        Warner Estates     United Kingdom      Various       227,977           98%           75      2,448,926

                 Weighted
               Average Rent
                 Per Square
Date Acquired   Foot Occupied  Net Book Value
-------------   -------------  --------------
4/8/98               16.53    $  1,790,000
4/6/98               11.55       2,537,000
4/27/98              16.00       1,608,000
4/21/98               8.00      27,312,000(2)
4/21/98               4.46      27,312,000(2)

4/21/98               6.62      27,312,000(2)
4/21/98              12.00      27,312,000(2)
4/21/98               7.00      27,312,000(2)
4/6/98                3.31       2,445,000

11/18/98               N/A       3,239,000
7/7/98               10.20       1,379,000

4/21/98                N/A      27,312,000(2)
6/30/98              10.96      22,546,000

---------------------
N/A   Not applicable
(1) Annualized rent for the current period represents the base fixed rental scheduled to be paid by the tenants under the terms of the related lease agreement, which amount generally does not include payments on account for real estate taxes, operating expenses, and utility charges. We believe that annualized rent is helpful to investors as a measure of the revenues we could expect to receive from our leases. However, we cannot assure you that scheduled lease revenues will equal the actual lease revenues we received in the past.
(2)   Includes all G.I. Joe's properties owned by us.
(3)   This property was built in three phases.
Phase 1 B Distribution Warehouse-built in 1978.  It contains 104,497 sq. ft.
          with 4,044 sq.ft. of interior two story finished area.
Phase 2 B Corporate Office-built in 1983.  It is a single story structure containing 24,392 sq. ft.
Phase 3 B An addition to the warehouse built in 1968.  It contains 4,159 sq. ft.

Set forth below is a brief description of each of the properties set forth in the above table:

      1776 SW Madison Street ("Madison Building"). This three-story, brick office building is located 16 blocks from downtown Portland and is adjacent to the light-rail transit line. The building, which is currently leased to WFSG and its affiliates, serves as WFSG's corporate headquarters. This property, which was upgraded and remodeled in 1996, was originally constructed in 1961. The lease with WFSG expires in December 2001 and the rent is competitive for the Portland, Oregon marketplace. Subsequent to December 31, 1999,the Company sold this building (with other Portland properties noted below) at a gain of approximately $1 million.

      1705 SW Taylor Street. The Taylor Street Buildings consist of two office/industrial buildings located 16 blocks from downtown Portland. Currently the properties are occupied by WFSG and its affiliates, under leases which expire in December 2001 on competitive terms in the Portland, Oregon marketplace. The Company sold these buildings after year-end (see Madison Building above).

      1631 SW Columbia Street ("Columbia Buildings"). This office building is located 16 blocks from downtown Portland and is adjacent to the light-rail transit line. The building is currently leased to WFSG and its affiliates. This property, which was upgraded and remodeled in 1998, was originally constructed in 1961. The lease with WFSG expires in April 2003 and the rent is competitive for the Portland, Oregon marketplace. The Company sold this property after year -end (see Madison Building above). The Company has agreed to assume WFSG's lease (with the new, unaffiliated owner of this building) prior to or on July 1, 2000 and occupy this building as the Company's corporate headquarters.

      G.I. Joe's. The G.I. Joe's properties are comprised of five (5) retail buildings and G.I. Joe's Headquarters Office Complex/Warehouse/Distribution Center, totaling approximately 445,000 square feet. The retail buildings are located in Salem (two buildings adjacent to each other), Milwaukee, Tualatin, and Gresham, all major cities in the State of Oregon. The Office/Warehouse/Distribution Center is located in Wilsonville, Oregon. All of the buildings are leased to G.I. Joe's on competitive market rents under fifteen year leases ending in April 2013. G.I. Joe's subleases 29,952 square feet in Salem to Office Depot, Inc. The land at the Gresham location is under a 50-year ground lease (expiration in year 2037) with five (5) 10-year options between G.I. Joe's and Gresham RPR Associates, an unaffiliated entity. Adjacent to the Office/Warehouse/Distribution Center is a 10.90-acre tract available for future development by the Company.

      90005 Prairie Road ("Eugene Warehouse"). This building is located on 4.5 acres with access to Interstate Route 5 via Belt Line Road and to the Eugene-Springfield metropolitan and Gateway areas. The property is served by an on-site rail spur and the property is within the West Eugene enterprise zone. This property has one tenant (which is not affiliated with the Company) under a lease which expires in November 2000.

      1701 SW Jefferson Street. This office building is located 16 blocks from downtown Portland and is adjacent to the light-rail transit line. The building was leased to Tommy Luke Flowers, Inc. ("Tommy Luke"). This property was originally constructed in 1960. The Company sold this property after year-end (see Madison Building above).

      Buena Vista Business Park, 2400 Block of Bateman Avenue, Irwindale, California. This property was acquired on November 18,1998 and consists of 11 level finished industrial zoned lots ranging from 34,925 to 154,943 square feet and totally 654,794 square feet or 15.032 acres. The parcels are fully improved with all the major off-sites in place, i.e., paved-streets, streetlights, curbs, gutters and utilities. Irwindale is located at the center of the San Gabriel Valley which is located between the inland empire region and downtown Los Angeles. This site has access to Interstate Route 210 and Interstate Route 605.

      Warner Estates. At December 31, 1999, we maintained a (pound)14.541 million ($22.5 million) investment in International Commercial Properties which consisted of 21 properties in the Midlands and Southeast of England. There is approximately 228,000 square feet of rentable space in the portfolio and the properties are virtually 100% leased to 75 tenants, with most leases maturing in five to seven years. Leases provide for upward-only rental increases, which require tenants to pay the higher of their current rent or the market rates when rates are reviewed. With a well-diversified portfolio of tenants located in a variety of UK locations, this portfolio generates current income and is insulated from fluctuating property rental levels.

      Lease Expirations. The following table sets forth a summary schedule of the lease expirations for the commercial properties (other than the foreclosed properties) for leases in place as of December 31, 1999, assuming that none of the tenants exercise renewal options or termination rights, if any, at or prior to the scheduled expirations.

                                                     Percentage of                                           Percentage
                                         Square        Aggregate                        Average Base Rent     Aggregate
                           Number of   Footage of      Portfolio     Annualized Base    per Square Foot of    Portfolio
          Year of Lease      Leases     Expiring        Leased      Rent of Expiring         Expiring        Annualized
          Expiration (1)    Expiring     Leases       Square Feet      Leases (2)           Leases (3)        Base Rent
         ----------------------------------------------------------------------------- -----------------------------------
         2000........          10       102,759         12.6%        $    470,202       $        4.58            7.2%
         2001........           7        22,285          2.7              332,273               14.91            5.1
         2002........          11        81,567         10.0              906,138               11.11           13.8
         2003........           6        20,418          2.5              289,292               14.17            4.4
         2004........           8        30,156          3.7              330,513               10.96            5.0
         2005........           1         2,138           .3               23,435               10.96             .4
         2006........           3         8,995          1.1               98,588               10.96            1.5
         2007........           3         4,881           .6               53,496               10.96             .8
         Thereafter..          26       544,818         66.5            4,071,431                7.47           61.8
                          ------------------------- ---------------------------------- -----------------------------------
                               75       818,017        100.0%        $  6,575,368       $        8.04          100.0%
                          ========================= ================================== ===================================

-------------------
(1)   Lease year is on a calendar year basis.
(2) Annualized base rent is calculated based on the amount of schedule rent in the expiring year.
(3) Annualized base rent per square foot is calculated using the annualized base rent divided by a weighted average square footage.

      Mortgage Indebtedness. Our general strategy is to leverage our investments by incurring borrowings secured by such investments. Set forth below is information regarding our mortgage indebtedness relating to U.S. Commercial Properties as of December 31, 1999.

                                           Principal                        Maturity                        Annual
         Property                            Amount     Interest Rate         Date       Amortization      Payments
         --------                            ------     -------------         ----       ------------      --------
         Madison Street (1)               $   888,000       9.10%            11/1/06        25 Years   $    93,760
         Madison Street B Second Lien (1)     618,000      10.00             10/1/08        25 Years        68,153
         Taylor Street (1)                  1,143,000       9.10             11/1/06        25 Years       120,817
         Taylor Street B Second Lien (1)    1,027,000      10.00             10/1/08        25 Years       113,406
         Eugene Warehouse                   1,076,000      10.63             1/1/01         30 Years       133,080
         Jefferson Street (1)                 924,000      10.00             10/1/08        25 Years       101,956
         Columbia Street (1)                1,243,000      10.00             10/1/08        25 Years       141,212
         GI Joe's (2)                      20,540,000       7.61             5/11/23        25 Years     1,897,756
         Warner Estates (3)                18,033,000       8.20             1/25/19        20 Years     1,480,580

---------------
(1) The properties were sold in January 2000 and all related debt was paid off at that time.
(2) The G.I Joe's loan has an anticipated prepayment date of May 11, 2008. If the loan is not repaid by this date, the interest rate will increase to a new rate as specified in the loan agreement, which will be at least two percentage points higher. This loan has a balloon payment of $16,507,832.
(3) U.S. dollar equivalents. The loan is denominated in pounds sterling and is interest only with a balloon payment at maturity.

      Many of the mortgage loans obtained by us to finance our real estate investments do not fully amortize over their terms and instead require substantial balloon payments on their maturity dates. Because the principal balance of such mortgage loans does not fully amortize over the term of the mortgage loan, such mortgage loans may be more difficult for us to repay at maturity than mortgage loans whose principal balance is fully amortized over the term of the mortgage loan. Our ability to pay the balloon amount due at maturity of such mortgage loans will depend on our ability to obtain adequate refinancing or funds from other sources to repay such mortgage loans.

Significant Properties

      Set forth below is additional information with respect to G.I. Joe's, which is deemed "significant" under the requirements of the Securities and Exchange Commission.

      Depreciation. The basis, net of accumulated depreciation, of G.I. Joe's aggregated approximately $27.3 million as of December 31, 1999. The real property associated with G.I. Joe's (other than land) generally will be depreciated for federal income tax purposes over 39 years using the straight-line method. For financial reporting purposes, G.I. Joe's is recorded at its historical cost and has been depreciated using the straight-line method over its estimated useful life, which is estimated to be 35 years.

      Real Estate Taxes. The 1999 annual real estate taxes paid on G.I. Joe's were approximately $273,000. Of this amount, only $13,000 (for excess land) is an obligation of the Company as G.I. Joe's, Inc. is responsible for property taxes on the leased real estate according to the terms of the leases.

      Occupancy. At December 31, 1999, all six (6) properties were leased to G.I. Joe's under five (5) separate leases. The tenant is engaged in the retailing of sporting goods and automotive products. The tenant owned and occupied five of the six locations (except the 29,952 square feet building in Salem) at the time we purchased the buildings. Accordingly, there is no prior occupancy data since the current tenant owned and occupied the properties before our acquisition. According to the terms of the lease, G.I. Joe's is required to pay certain reserves on a monthly basis for 10 years, commencing with the beginning of the leases. G.I. Joe's is current in the payment of these reserves.

      Lease Expirations. At December 31, 1999, G.I. Joe's leases all the buildings under five (5) separate leases which all expire in April 2013. G.I. Joe's has two (2) five-year options upon lease expiration. The average rental rate is $6.70 per square foot (total annual rent of $2,975,940) for the first five years, on a triple net basis. The rental rate will be adjusted every five years based on the Consumer Price Index.

Funding Sources

      In order to maximize the return on our investments, we generally fund acquisitions with third-party debt financing so that our invested capital represents a limited percentage of the purchase price. The principal sources for funding loans and mortgage-backed securities are repurchase agreements with major investment banks. Repurchase agreements are secured lending arrangements which involve the borrower selling an asset to a lender at a fixed price with the borrower having an obligation to repurchase the asset within a specified period (generally 30 days) at a higher price reflecting the interest cost of the loan. If the value of the underlying asset declines as determined by the lender, the lender may request that the amount of the loan be reduced by cash payments from the borrower or additional collateral be provided by the borrower (generally known as "collateral calls"). Funding for real property assets generally are longer-term traditional mortgage financing with banks and other financial institutions. We closely monitor rates and terms of competing sources of funds on a regular basis and generally utilize the source which is the most cost effective. Following the substantial market volatility in the third and fourth quarters of 1998 and significant declines in valuations for mortgage-backed securities, the availability of financing for purchases of mortgage-backed securities has generally declined and is generally on less favorable terms. In addition, we are seeking to obtain longer term financing for a portion of our assets to decrease the risk of forced asset sales to meet collateral calls.

      The following table sets forth information relating to our borrowings and other interest-bearing obligations at December 31, 1999 and 1998.

                                                             December 31,
                                                     ------------------------
                                                       1999           1998
                                                    -----------    -----------
                                                       (Dollars in thousands)
Short-term borrowings.............................. $    96,815    $   225,566
Other borrowings...................................      64,412         60,577
                                                    -----------    -----------
         Total..................................... $   161,227    $   286,143
                                                    ===========    ===========

      The following table sets forth certain information related to the Company's short-term borrowings. During the reported period, short-term borrowings were comprised of warehouse lines, repurchase agreements and other short-term facilities. Averages are determined by utilizing month-end balances.

                                                                   At or for the Year Ended
                                                                         December 31,
                                                                   ------------------------
                                                                      1999           1998
                                                                   -----------    -----------
                                                                    (Dollars in thousands)
Average amount outstanding during the period...................... $   155,473    $   254,945
Maximum month-end balance outstanding during the period........... $   203,742    $   475,351
Weighted average rate:
     During the period............................................     8.2%           7.2%
     At end of period.............................................     8.9%           7.6%

Asset Quality

      We are exposed to certain credit risks related to the value of the collateral that secures our loans and the ability of borrowers to repay their loans. We closely monitor our loans and foreclosed real estate for potential problems on a periodic basis and report to the Board of Directors at regularly scheduled monthly meetings. Each loan or foreclosed property is reviewed at least once a month and problem loans or properties are monitored at least weekly.

      Non-Performing Loans. It is our policy to establish an allowance for uncollectible interest on loans that are over 90 days past due or sooner when the probability of collection of interest is deemed to be insufficient to warrant further accrual. Upon such a determination, those loans are placed on non-accrual status and deemed to be non-performing. When a loan is placed on non-accrual status, previously accrued but unpaid interest is reversed by a charge to interest income.

      Foreclosed Real Estate. We carry our holdings of foreclosed real estate at the lower of cost or fair value. Foreclosed real estate is periodically reevaluated to determine that it is being carried at the lower of cost or fair value less estimated costs to sell. Holding and maintenance costs related to properties are recorded as expenses in the period incurred. Deficiencies resulting from valuation adjustments to foreclosed real estate subsequent to acquisition are recognized as a valuation allowance. Subsequent increases related to the valuation of real estate owned are reflected as a reduction in the valuation allowance, but not below zero. In other words, the book basis of foreclosed real estate (net of valuation reserves provided after the date of foreclosure) cannot exceed the book basis of the real estate at the date of foreclosure, except to the extent of capital improvements. Increases and decreases in the valuation allowance are charged or credited to income, respectively.

      Allowances for Loan Losses. We maintain an allowance for loan losses at a level believed adequate to absorb estimated losses in the loan portfolios. The allowance is increased by provisions for loan losses charged against operations, recoveries of previously charged off credits, and allocations of discounts on purchased loans, and is decreased by charge-offs. Loans are charged off when they are deemed to be uncollectible.

      When we increase the allowance for loan losses related to loans other than discounted loans, we record a corresponding increase to the provision for loan losses in the statement of operations. For discounted loans, increases to the allowance for loan losses are recorded shortly after each acquisition of a pool by allocating a portion of the purchase discount deemed to be associated with measurable credit risk. The allocation is based on the analyses of specific valuation allowances discussed above. Amounts allocated to the allowance for loan losses from purchase discounts do not increase the provision for loan losses recorded in the statement of operations; rather they decrease the amounts of the purchase discounts that are accreted into the interest income over the lives of the loans. If, after the initial allocation of the purchase discount to the allowance for loan losses, we subsequently identify the need for additional allowances against discounted loans, the additional allowances are established through charges to the provision for loan losses.

      The following table sets forth the activity in the allowance for loan losses during the periods indicated.

                                                       Year Ended December 31,
                                                   ----------------------------
                                                      1999             1998
                                                   -----------      -----------
                                                       (Dollars in thousands)
       Balance, beginning of period.............   $    11,108      $        -
       Allocation of purchased loan discount:
          at acquisition........................                          7,416
          at disposition........................                         (1,312)
       Charge offs..............................        (7,364)            (901)
       Recoveries...............................           386                -
       (Recapture) provision for loan losses....        (1,150)           5,905
                                                   -----------      -----------
       Balance, end of period...................   $     2,980      $    11,108
                                                   ===========      ===========

      During the year ended December 31, 1999, the Company reversed a provision for losses of $3.9 million taken in prior periods for a loan held for sale. The loan was secured by commercial properties in the United Kingdom with a carrying value of approximately $47.9 million. This valuation allowance had been established in 1998 based upon WRSC's estimate at that time of the ultimate recoverability of the asset. This provision reversal was partially offset by a provision for losses on loans of $0.1 million. In addition, we recognized a net write-down of $2.7 million in the carrying value of a $17.0 million note receivable from WFSG to reflect the estimated value of the common stock of WFSG to be received in exchange for a portion of the note.

      Total provision for losses for the year ended December 31, 1998 was $11.8 million, which included a $5.9 million valuation adjustment of an unsecured $18.4 million receivable from WFSG, in addition to the $5.9 million of loan loss provision included in the schedule above. The receivable from WFSG, net of this valuation adjustment, is included in due from WFSG in the consolidated statement of financial condition as of December 31, 1998.

      The table below sets forth the delinquency status of our non-discounted loans at the dates indicated.

                                   December 31, 1999             December 31, 1998
                               ------------------------     ---------------------------
                                             Percent                          Percent
                               Balance     of Portfolio     Balance        of Portfolio
                               -------     ------------     -------        ------------
                                              (Dollars in thousands)
Period of Delinquency
31-60 days                     $   154           .5%        $    --              -%
61-90 days                          --           --             514              .4
91 days or more (1)(2)             507          1.6          39,316(3)         32.9
                               -------         ----         -------           -----
Total loans delinquent         $   661          2.1%        $39,830            33.3%
                               =======         ====         =======           =====

---------------
(1)   All loans delinquent over 90 days were on nonaccrual status.
(2) We classify loans as discounted or non-discounted on a pool basis. Each pool is designated as discounted or non-discounted based on whether the pool consists primarily of discounted or non-discounted loans at the time of acquisition. For example, a pool of non-discounted loans may contain non-performing loans at the time of acquisition as long as the non-performing loans were not the primary component of the pool at the time. As a result, the Company does not believe that this information is a meaningful indicator of the delinquency experience on its non-discounted loans.
(3) The December 31, 1998 balance includes one loan for $38,560 to a party in Oregon. Subsequent to December 31, 1998, this loan was paid off.

Computer Systems and Other Equipment

      The Company and its service providers utilize a number of technologically dependent systems to operate, service mortgage loans and manage mortgage and other related assets. Many existing computer software programs and other technologically dependent systems use two digits to identify the year in date fields and, as such, could fail or create erroneous results by or at the Year 2000. Management closely monitored the Company's operations subsequent to January 1, 2000 in relation to the Year 2000 matter and continues to monitor such operations. The Company's information systems are operational with no apparent adverse impact arising as a result of or associated with the Year 2000 matter. Additionally, the Company is not aware of, and has not experienced, any Year 2000 issues at its key service providers, vendors, mortgage securities servicers and other third parties. Management considers the risk of any residual potential Year 2000 matter failures to be minimal.

ITEM 2. PROPERTIES

OFFICES

      The Company's corporate headquarters are located in Portland, Oregon, where the Company subleases approximately 2,000 square feet of office space from WFSG on a month-to-month basis. The Company has agreed to assume WFSG's lease (with an unrelated third party) on or before July 1, 2000 for the space currently occupied by the Company and an adjacent building consisting of approximately an additional 10,000 square feet.

ITEM 3. LEGAL PROCEEDINGS

      With the exception of disputes with WFSG and its affiliates discussed in "Item 1. Business," the Company is involved in various legal proceedings occurring in the ordinary course of business which the Company believes will not have a material adverse effect on the financial condition or operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      At the Company's Annual Meeting of Shareholders on September 10, 1999, the Company's shareholders voted not to elect REIT status and to change the Company's name to Wilshire Real Estate Investment Inc.

PART II

ITEM 5. MARKET FOR THE REGISTRANT"S COMMON EQUITY AND RELATED STOCKHOLDER MATTER

      Effective April 6, 1998, our common stock, par value $0.0001 per share (the "Common Stock") became quoted on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") under the symbol "WREI." The initial public offering price was $16.00 per share. The approximate number of record holders of our Common Stock at February 29, 2000 was 14. Prior to April 6, 1998, there was no public market for the Company's Common Stock.

      The following table sets forth the high and low sales prices for the Common Stock as quoted on the NASDAQ for the periods indicated.

                           1999                              High                    Low
         ------------------------------------------    ------------------    ---------------------
         First quarter                                  $     4               $    2-29/32
         Second quarter                                 $     4-1/2           $    3-5/16
         Third quarter                                  $     3-7/8           $    2-9/16
         Fourth quarter                                 $     3-1/16          $    2-1/8

                            1998                             High                    Low
         ------------------------------------------    ------------------    ---------------------
         Second quarter (from April 6)                  $     17-7/16         $     16
         Third quarter                                  $     17-3/8          $     9-7/8
         Fourth quarter                                 $     10-3/8          $     2-1/16

      The following table sets forth the amount of cash dividends declared on the common stock during the periods indicated.

                                                         Cash Dividends
                            1999                           Per Share
         --------------------------------------          --------------
         Entire year                                          None

                                                         Cash Dividends
                            1998                           Per Share
         --------------------------------------          --------------
         Second quarter (from April 6)                    $     0.27
         Third quarter                                          0.40(1)
         Fourth quarter                                            -

----------
(1) The Company has delayed the expected payment date of a $0.40 cash dividend payable on October 27, 1998 to shareholders of record at September 30, 1998. The Company will pay interest, at the rate of 4% per annum, on the amount due calculated from the previously announced payment date through the date of the actual payment.

      The Company currently intends to retain its earnings to support its future growth strategy and does not anticipate declaring and paying any new dividends on its common stock in the foreseeable future. The Company anticipates paying the previously declared dividend to shareholders of record at September 30, 1998, subject to the financial condition, results of operations and capital requirements of the Company as well as other factors deemed relevant by the Board of Directors.

ITEM 6. SELECTED FINANCIAL DATA

      The following table sets forth selected historical, financial and operating data on a consolidated basis at December 31, 1999 and 1998 and for the years then ended. The information contained in this table should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and our historical consolidated financial statements, including the notes thereto, included elsewhere in this report.

                                                                     Year Ended December 31,
                                                                -------------------------------
                                                                    1999             1998 (1)
                                                                ------------       ------------
                                                             (Dollars in thousands, except share data)
Statement of Operations Data:
Net Interest Income:
    Loans, loans held for sale and discounted loans ......      $      6,740       $     10,838
    Securities ...........................................            15,342             15,709
    Other investments ....................................               604              1,145
                                                                ------------       ------------
       Total interest income .............................            22,686             27,692
    Interest expense .....................................            12,897             13,608
                                                                ------------       ------------
       Net interest income before provision for
       estimated losses ..................................             9,789             14,084
    (Recapture) provision for loan losses ................            (1,150)            11,842
                                                                ------------       ------------
       Net interest income after (recapture) provision for
       estimated losses ..................................            10,939              2,242

Real Estate Operations:
    Operating income .....................................             7,148              4,939
    Operating expense ....................................              (205)              (345)
    Interest expense .....................................            (4,546)            (2,853)
    Gain on sale of real estate ..........................             1,042                 --
    Provision for losses .................................              (892)                --
    Depreciation .........................................            (1,102)              (963)
                                                                ------------       ------------
       Total real estate operations ......................             1,445                778

Other Operating (Loss) Income:
    Market valuation losses and impairments ..............           (30,029)           (54,822)
    Provision for disputes with WFSG .....................            (4,077)                --
    Gain on sale of securities ...........................             1,326                943
    Gain on sale of loans ................................                --              1,320
    Gain (loss) on foreign currency ......................               (66)                23
    Other income .........................................               246                 --
                                                                ------------       ------------
       Total other operating loss ........................           (32,600)           (52,536)

Operating Expenses:
    Compensation and employee benefits ...................             1,353                 --
    Management fees ......................................             2,404              3,179
    Professional fees ....................................             1,250              1,220
    Servicing fees .......................................               256                691
    Loan expenses ........................................                49                500
    Other ................................................             1,119              1,282
                                                                ------------       ------------
       Total operating expenses ..........................             6,431              6,872
                                                                ------------       ------------
Net Loss .................................................      $    (26,647)      $    (56,388)
                                                                ============       ============

Per Share Data:
Net Loss .................................................      $      (2.33)      $      (4.94)
Dividends ................................................      $         --       $       0.67
Weighted average shares outstanding ......................        11,442,921         11,421,933

                                                                     Year Ended December 31,
                                                                -------------------------------
                                                                    1999             1998 (1)
                                                                ------------       ------------
                                                             (Dollars in thousands, except share data)
Cash Flow Data:
Net cash  (used in) provided by operating activities .....      $    (12,215)      $      4,484
Net cash provided by (used in) investing activities ......      $    138,283       $   (447,921)
Net cash (used in) provided by financing activities ......      $   (124,969)      $    448,219

Other Data:
Depreciation .............................................      $      1,102       $        963
EBITDA(2) ................................................      $     (8,301)      $    (38,964)
Ratio of EBITDA to interest expense ......................             (0.48)             (2.37)
Ratio of earnings to fixed charges .......................             (1.07)             (2.43)

                                                                            December 31,
                                                                -------------------------------
                                                                    1999               1998
                                                                ------------       ------------
Balance Sheet Data:
Total assets .............................................      $    220,812       $    381,117
Cash and cash equivalents ................................      $      5,862       $      4,782
Securities available for sale, at fair value .............      $    104,572       $    158,738
Loans, net ...............................................      $     30,459       $     69,124
Loans held for sale, net .................................      $         --       $     44,006
Discounted loans, net ....................................      $      1,175       $      2,498
Investments in real estate, net ..........................      $     63,225       $     85,005
Investment in WFSG, at fair value ........................      $      3,953       $         --
Notes receivable from WFSG ...............................      $      5,275       $         --
Prepaid service fees to WCC ..............................      $      2,974       $         --
Due from WFSG ............................................      $         --       $     12,352
Short-term borrowings ....................................      $     96,815       $    225,566
Other borrowings .........................................      $     64,412       $     60,577
Due to WCC ...............................................      $         --       $     11,698
Total stockholders' equity ...............................      $     50,872       $     72,443
Ratio of total assets to stockholders' equity ............              4.34               5.26

-------------
(1) We commenced operations on April 6, 1998; therefore, the information presented only reflects actual operations for the abbreviated nine-month period ended December 31, 1998.
(2) EBITDA means net income plus interest expense plus taxes and depreciation plus (or minus) amortization of premiums and discounts, net.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion should be read in conjunction with the Consolidated Financial Statements of the Company and notes thereto.

GENERAL

      Wilshire Real Estate Investment Inc. ("WREI" or the "Company") is a Nasdaq-listed company which invests primarily in the following types of assets:

o     mortgage-backed securities,
o     discounted and non-discounted mortgage loans,
o     real estate, and
o     other real estate related investments.

We were incorporated on October 24, 1997 and commenced operations on April 6, 1998 following the completion of our initial public offering of approximately $167.0 million.

      In 1999, in response to adverse market conditions and the resulting effect on our operations, we focused our efforts on stabilizing our existing asset base and greatly reduced acquisition activities. General market conditions and availability of financing for certain of our asset categories, especially subordinated mortgage-backed securities and mezzanine loans, continue to be uncertain. Our results of operations for the year ended December 31, 1999 reflect this continued difficult marketplace, which include further impairment write-downs of mortgage-backed securities, a significant portion of which had previously been deducted from stockholders' equity through "Accumulated other comprehensive loss." At December 31, 1999, the Company had reduced its assets to approximately $220.8 million and its equity was $50.9 million.

      Notwithstanding this uncertainty, we expect to gradually resume acquisition activities with an increased emphasis on investment in mortgage-backed securities, loans and related assets and a decreased emphasis on commercial operating properties. We believe that investments in loans provide higher yields and allow us to more efficiently leverage our existing capital for a given risk tolerance, thereby providing us a higher risk-adjusted return on equity. In addition, we believe there may be attractive opportunities for additional investments in Europe. We may also seek to invest in other companies that invest in real estate related assets, especially where the market capitalizations of such companies do not reflect the inherent values of the underlying assets or franchises. Nonetheless, we continue to make investment decisions on an opportunistic basis and will evaluate investment opportunities as they arise or are developed.

      Total market valuation losses and impairments recorded in earnings for the year ended December 31, 1999 and 1998 were $30.0 million and $54.8 million, respectively.

      In an effort to increase liquidity and meet current obligations, we have delayed the expected payment date of a $0.40 per share cash dividend (or $4.1 million in the aggregate) originally payable on October 27, 1998 to shareholders of record at September 30, 1998. The Company will pay interest, at the rate of 4% per annum, on the amount due calculated from October 27, 1998 through the date of the actual payment.

INCOME TAX STATUS

      In order to take advantage of the significant potential tax benefits related to net operating loss carryforwards and to avoid the risk of not qualifying as a real estate investment trust ("REIT"), we reevaluated our original plan to elect to be taxed as a REIT. Our Board of Directors had been informed that potentially serious adverse tax consequences could result (including tax penalties) in the event that we elected to be a REIT but were unable to qualify as such under the Internal Revenue Code of 1986, as amended. As a result of these factors, we concluded that it was in our best interests not to elect REIT status. On September 10, 1999, our shareholders voted not to elect REIT status.

      Since we elected not to be taxed as a REIT, we will be subject to corporate taxation. However, as of December 31, 1999, we had, for U.S. Federal tax purposes, a net operating loss carryforward of approximately $95 million, which begins to expire in 2018. U.S. tax regulations impose limitations on the use of net operating loss carryforwards following certain changes in ownership. If such a change were to occur with respect to the Company, the limitation could significantly reduce the amount of benefits that would be available to offset future taxable income each year starting with the year of the ownership change. To reduce the potential impact of such ownership changes, the Company established a Shareholder Rights Plan dated as of December 23, 1999 and effective January 3, 2000. The Company has not recorded any tax assets with respect to the future benefits of the net operating loss carryforwards.

RESULTS OF OPERATIONS - 1999 Compared to 1998

      NET LOSS. Our net loss for the year ended December 31, 1999 amounted to $26.6 million, or $2.33 per share, compared to $56.4 million, or $4.94 per share, for the year ended December 31, 1998. The 1999 net loss is primarily attributable to $30.0 million of market valuation losses and impairments compared to $54.8 million of market valuation losses and impairment and $11.8 million of provision for loan losses for 1998.

      NET INTEREST INCOME. The following tables set forth information regarding the total amount of income from interest-earning assets and expenses from interest-bearing liabilities and the resultant average yields and rates:

                                                         For the Year Ended December 31, 1999
                                                         ------------------------------------
                                                          Average      Interest
                                                          Balance       Income     Yield/Rate
                                                         --------      --------    ----------
                                                                (Dollars in thousands)
Interest-Earning Assets:

      Loan portfolios .............................      $ 68,937      $  6,740       9.8%
      Mortgage-backed securities available for sale       122,164        15,342      12.6
      Other investments ...........................        13,206           604       4.6
                                                         --------      --------      ----
           Total interest-earning assets ..........      $204,307      $ 22,686      11.1%
                                                         ========      ========      ====

Interest-Bearing Liabilities:

      Short-term borrowings .......................      $155,473      $ 12,688       8.2%
      Other borrowings ............................         2,903           209       7.2
                                                         --------      --------      ----

           Total interest-bearing liabilities .....      $158,376      $ 12,897       8.1%
                                                         ========      ========      ====

      Net interest income before provision
        for loan losses/spread (1).................                    $  9,789       3.0%

      Net interest margin (2)                                                         4.8%

----------
(1) Net interest spread represents the unweighted difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(2) Net interest margin represents net interest income divided by average interest-earning assets.

                                                           For the Year Ended December 31, 1998
                                                           -------------------------------------
                                                           Average      Interest   Annualized
                                                           Balance       Income   Yield/Rate (1)
                                                          --------      --------  --------------
                                                                 (Dollars in thousands)
Interest-Earning Assets:
       Loan portfolios .............................      $121,295      $ 10,838      12.1%
       Mortgage-backed securities available for sale       195,112        14,674      10.2
       Other securities available for sale .........        15,617         1,035       9.0
       Due from affiliates .........................         6,281           604      13.0
       Other investments ...........................        17,316           541       4.2
                                                          --------      --------      ----
           Total interest-earning assets ...........      $355,621      $ 27,692      10.5%
                                                          ========      ========      ====

Interest-Bearing Liabilities:
       Short-term borrowings .......................      $254,945      $ 13,608       7.2%
                                                          --------      --------      ----
           Total interest-bearing liabilities ......      $254,945      $ 13,608       7.2%
                                                          ========      ========      ====

       Net interest income before provision
         for loan losses/spread (2).................                    $ 14,084       3.3%
       Net interest margin (3)   ...................                                   5.4%

----------
(1) Although the Company was in existence for all of 1998, operations were commenced on April 6, 1998 at the time of the initial public offering. Therefore, rates and yields for the year ended December 31, 1998 are annualized to reflect the Company's period of operations from April 6, 1998 to December 31, 1998.
(2) Net interest spread represents the unweighted difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(3) Net interest margin represents net interest income divided by average interest-earning assets and is annualized based on the period of operations from April 6 to December 31, 1998.

      For the year ended December 31, 1999, the Company recovered $1.1 million of the allowance for loan losses compared to a provision of $11.8 million for 1998. These amounts are not reflected in the net interest income/spread above.

      Prepayments, delinquencies and defaults affect the net spread of the Company, primarily through their impact on mortgage loans that underlie the securities in the Company's mortgage-backed securities portfolio. For principal and interest subordinated mortgage-backed securities, which the Company generally purchases at a discount to principal amount, increased prepayments recapture such purchase discount sooner and therefore increase spread. Fewer prepayments would have the opposite effect, reducing spread. For interest only securities("IOs") and residuals, prepayment increases generally reduce spread since these securities derive their value from interest payments on loans that are outstanding. IOs have no principal face amount other than a notional balance and therefore are quite responsive to changes in prepayment. Residuals have both a principal face amount and often a credit related IO component. Increased prepayment often reduces spread except to the extent that such prepayment is related to a recovery on a defaulted loan. The impact on spread, however, depends upon the degree to which prepayment is less than or exceeds the Company's assumptions for prepayment at its time of purchase.

      The Company buys mortgage-backed securities based on prepayment, delinquency and default assumptions. Delinquency itself has little effect on spread from the Company's mortgage-backed securities portfolio since the loan servicers for each security generally advance both principal and interest payments and, therefore, the Company generally receives payments on such loans on a timely basis. More important is the loss severity on defaulted loans. Generally, the larger the loss severity is, the greater the reduction in spread will be. However, the Company's spread is only negatively impacted to the extent the principal face amount of defaults and the cumulative loss severity exceeds or is expected to exceed the Company's assumptions at its time of purchase or as subsequently adjusted through a permanent impairment determination.

      (RECAPTURE) PROVISION FOR LOAN LOSSES. During the year ended December 31, 1999, we reversed a provision for losses of $3.9 million taken in prior periods for a loan held for sale. The loan was secured by commercial properties in the United Kingdom ("UK") with a carrying value of approximately $47.9 million. This valuation allowance had been established in 1998 based upon management's estimate at that time of the ultimate recoverability of the asset. This provision reversal was partially offset by a provision for losses on loans of $0.1 million. In addition, we recognized a net write-down of $2.7 million in the carrying value of a $17.0 million note receivable from WFSG to reflect the estimated value of the common stock of WFSG to be received in exchange for a portion of the note.

      Total provision for losses for the year ended December 31, 1998 was $11.8 million, which included a $5.9 million valuation adjustment of an unsecured $18.4 million receivable from WFSG and $5.9 million of loan loss provisions (including the provision for the UK loan noted above). The receivable from WFSG, net of this valuation adjustment, is included in due from WFSG in the consolidated statement of financial condition as of December 31, 1998.

      REAL ESTATE OPERATIONS. During the years ended December 31, 1999 and 1998, real estate operating income was comprised primarily of $7.1 million and $4.9 million, respectively, in gross rental and other income earned on such investments. Such revenue represents income generated from the Company's investment in various office buildings, retail stores, and other commercial property located in Oregon, California and the United Kingdom. Expenses incurred on such real estate investments include $4.5 million (1999) and $2.9 million
(1998) of interest expense, $0.2 million (1999) and $0.3 million (1998) of rental operating expense and $1.1 million (1999) and $1.0 million (1998) of depreciation expense.

      OTHER LOSS. Our other loss was approximately $32.6 million and $52.5 million for the years ended December 31, 1999 and 1998, respectively. The components of the Company's net non-interest loss is comprised of the following:

      Market Valuation Losses and Impairments. The term "Market Valuation Losses and Impairments" as used herein refers to impairment losses recognized primarily on our mortgage-backed securities and loan portfolios, as a result of the international economic and financial turmoil which severely affected the market for the Company's principal investments beginning in the third quarter of 1998. Total market valuation losses and impairments for the year ended December 31, 1999 were $30.0 million. This amount includes $19.6 million of market valuation losses and impairments related to our portfolio of mortgage-backed securities available for sale, $8.7 million related to our investment in newly-issued WFSG stock, $1.0 million related to fees for advisory services in connection with our investment in WFSG stock and $0.7 million related to our holdings of WFSG's 13% Series B Notes prior to their conversion to newly-issued WFSG stock.

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

      Of the total $54.8 million recognized during 1998, $32.2 million relates to assets sold during the fourth quarter and $22.4 million relates to assets not sold. Included in the $22.4 million related to assets not sold is $11.3 million related to our investment in WFSG's 13% Series B Notes due 2004, which was converted to newly issued common stock of WFSG following its restructuring. This loss reflected the write-down of this asset to the estimated value of our proportionate share of the equity in the restructured WFSG.

      Provision for disputes with WFSG. As discussed in ITEM 1. BUSINESS, the Company decided to become internally managed in the third quarter of 1999 and this has resulted in disputes between the Company, on the one hand, and WFSG and certain of its affiliates on the other. In connection with these disputes, the Company, without admission, recorded a reserve for potential resolution of disputes with WFSG and its affiliates of $4.1 million at September 30, 1999. Following a partial settlement of disputes with WFSG, the remaining reserve for potential resolution of disputes with WFSG and its affiliates was $2.3 million at December 31, 1999.

      Gain on the Sale of Securities. During the years ended December 31, 1999 and 1998, we sold mortgage-backed securities to unrelated third parties for approximately $46.6 million and $133.3 million, respectively, resulting in gains of approximately $1.3 million and $0.9 million, respectively.

      OPERATING EXPENSES. Management fees of $2.4 million and $3.2 million for the year ended December 31, 1999 and 1998, respectively, were comprised solely of the 1% (per annum) base management fee paid to WRSC (as provided pursuant to the Management Agreement between WRSC and the Company). WRSC earned no incentive fee for these periods.

      In addition to the management fee, we incurred loan service fees of $0.2 million and $0.7 million during the years ended December 31, 1999 and 1998, respectively, which were paid to WFSG or an affiliate of WFSG. The service fee structure is dependent on the assets being serviced, but in general, service fees related to discounted loans are based on a percentage of cash received and service fees related to non-discounted loans are based on a percentage of unpaid principal balance. We prepaid $3.2 million of future service fees as part of the WFSG and WCC restructuring, although WFSG disputed this amount in the past (as well as servicing eligibility for application of the credit), suggesting that the original amount was $2.3 million. At December 31, 1999, the balance of the unused prepaid service fees were reduced to $3.0 million. (See Item 1. Business.) We also incurred $0.1 million (1999) and $0.5 million (1998) of loan related expenses which were reimbursed to the servicer for actual out of pocket servicing costs. Other expenses were comprised of professional services, insurance premiums and other sundry expenses.

      RESULTS OF OPERATIONS - QUARTER ENDED DECEMBER 31, 1999 COMPARED TO QUARTER ENDED DECEMBER 31, 1998.

      Our net income for the quarter ended December 31, 1999 was $1.1 million, or $0.10 per share, compared with a loss of $10.6 million, or $0.92 per share, for the quarter ended December 31, 1998. Net income for 1999 was primarily attributable to net interest income of $1.5 million, income from real estate operations of $1.0 million, other operating income of $0.5 million offset by operating expenses of $2.0 million. Our net loss for the corresponding 1998 period was primarily due to market valuation losses and impairments as a result of the market turmoil which occurred in the second half of 1998.

      The following table highlights the results of the quarter:

                                                      Quarter Ended December 31,
                                                      -------------------------
                                                         1999             1998
                                                       --------        --------
Interest income ................................       $  4,517        $ 10,957
Interest expense ...............................         (3,056)         (6,095)
Provision for loan losses ......................             --          (8,842)
                                                       --------        --------
Net interest income (loss) after provision
  for loan losses ..............................          1,461          (3,980)
Real estate operations, net ....................          1,000             (13)
Other operating income (loss) ..................            490          (3,950)
Operating expenses .............................         (2,017)         (2,607)
                                                       --------        --------
  Income (loss) before income taxes ............            934         (10,550)
Income tax (benefit) ...........................           (200)             --
                                                       --------        --------
Net income (loss) ..............................       $  1,134        $(10,550)
                                                       ========        ========
Earnings (loss) per share:
  Basic ........................................       $   0.10        $  (0.92)
  Diluted ......................................       $   0.10        $  (0.92)

CHANGES IN FINANCIAL CONDITION

      During 1999, total assets decreased to $220.8 million from $381.1 million at December 31, 1998. This decrease was primarily comprised of the net sales or repayment of the following assets: $54.2 million of securities available for sale, $21.8 million of investments in real estate and $84.0 million of loans, discounted loans and loans held for sale. Total liabilities decreased to $170.0 million during the period, primarily as a result of a decrease of $124.9 million in short-term and other borrowings associated with sales of mortgage-backed securities, loans, discounted loans, and investments in real estate.

      SECURITIES AVAILABLE FOR SALE. At December 31, 1999, securities available for sale include mortgage-backed securities with an aggregate market value of $104.6 million, net of realized and unrealized losses, compared to $158.7 million at December 31, 1998. This decrease of $54.1 million is primarily due to the sale of $45.3 million of securities, net principal payments received of $20.4 million and the permanent impairment of securities totaling $19.6 million which was partially offset by the purchase of $24.0 million of securities during the fourth quarter of 1999 and a decrease in unrealized losses of $7.2 million.

      We mark our securities portfolio to fair value at the end of each month based upon broker/dealer valuations, subject to an internal review process. For those securities that do not have an available market quotation, we request market values and underlying assumptions from the various broker/dealers that underwrote the securities, are currently financing the securities, or have had prior experience with the type of securities. Because our subordinated securities may not be readily marketable, as trading activity may be infrequent, the market value is typically available from only a small group of broker/dealers, and in many cases, only one broker/dealer. As of each reporting period, we evaluate whether and to what extent any unrealized loss is to be recognized as other than temporary.

      LOAN PORTFOLIO. During the year ended December 31, 1999, we reduced our loan portfolio to approximately $30.4 million from $113.1 million at December 31, 1998. This decrease of $82.7 million is primarily due to the sale of a $47.9 million loan secured by commercial properties in the United Kingdom and the $38.6 million payoff of a loan to a party in Oregon.

      At December 31, 1999, approximately $0.5 million of our non-discounted loan portfolio was 91 days or more delinquent, which represented 1.6% of the portfolio.

      We maintain an allowance for loan losses at a level that the Company considers adequate to provide for probable losses based upon an evaluation of known and inherent risks. During the year ended December 31, 1999, we recaptured approximately $1.1 million, net of allowances for loan losses.

      DISCOUNTED LOAN PORTFOLIO. The carrying value of discounted loans (and not unpaid principal balance) was approximately $1.2 million at December 31, 1999, and they were serviced by WFSG or an affiliate of WFSG.

      At December 31, 1999, approximately $3.8 million (unpaid principal balance) of our discounted loan portfolio was 91 days or more delinquent, which represented 92.7% of the entire portfolio. Subsequent to December 31, 1999, a discounted loan with an unpaid principal balance of $1.2 million was paid off in full.

      We maintain an allowance for loan losses at a level that the Company considers adequate to provide for probable losses based upon an evaluation of known and inherent risks. During the year ended December 31, 1999, no provisions for loan losses had been provided for discounted loans.

      INVESTMENTS IN REAL ESTATE. Investments in real estate decreased approximately $21.8 million during the year ended December 31, 1999. This decrease was primarily due to sales of an industrial business park located in Tigard, Oregon for proceeds of approximately $4.1 million, a commercial warehouse in Salem, Oregon for proceeds of approximately $7.4 million, a commercial warehouse in Eugene, Oregon for proceeds of approximately $2.3 million and a commercial warehouse and land in Valencia, California for proceeds of approximately $6.0 million. In addition, we recognized approximately $1.1 million of depreciation expense related to operating properties and recorded a $0.9 million provision for real estate losses.

      We are currently in the process of marketing certain other commercial properties for sale as we continue to reduce our level of investment in commercial real estate income properties to increase liquidity for working capital and reinvestment opportunities. All of the real estate investments are held for sale (effective with the decision to sell all properties on October 1, 1999).

      SHORT-TERM BORROWINGS. Short-term borrowings decreased to approximately $96.8 million during the year ended December 31, 1999, resulting primarily from the sale of subordinated mortgage-backed securities. Interest rates on borrowings under these facilities are generally based on 30-day London Interbank Offer Rate ("LIBOR") rates, plus a spread. Repurchase agreements are secured lending arrangements which involve the borrower selling an asset to a lender at a fixed price with the borrower having an obligation to repurchase the asset within a specified period (generally 30 days) at a higher price reflecting the interest cost of the loan. If the value of the underlying asset declines or the lender marks the asset lower, the lender may request that the amount of the loan be reduced by cash payments from the borrower or additional collateral be provided by the borrower (generally known as "collateral calls"). Accordingly, in an environment where lenders consistently mark down the value of the underlying assets, a borrower can become subject to significant collateral calls. If the borrower does not have sufficient cash to meet the collateral call or additional unencumbered assets to pledge, it may be forced to sell assets to repay the loan. If the Company experiences further downward marks to market of its assets subject to repurchase agreements, it could experience cash collateral calls, thereby reducing liquidity, or be forced to sell further assets, which could result in losses.

      OTHER BORROWINGS. At December 31, 1999, we had $64.4 million of other borrowings. Of this amount, $45.5 million financed real estate investments of $59.6 million and $18.9 million financed a loan with an unpaid principal balance of $25 million. Other borrowings had a weighted average interest rate of 8.04%.

      STOCKHOLDERS' EQUITY. Stockholders' equity decreased to $50.9 million during the year ended December 31, 1999. The net decrease in stockholders' equity during this period was primarily attributable to a net operating loss of $26.6 million offset by a decrease in accumulated other comprehensive loss of $7.4 million. In addition, the Company entered into a partial settlement agreement with WFSG in December 1999 which included the repurchase of 992,687 shares of the Company's common stock which reduced stockholders' equity by $2.2 million.

LIQUIDITY AND CAPITAL RESOURCES

      Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund investments, engage in loan acquisition and lending activities, meet collateral calls and for other general business purposes. The primary sources of funds for liquidity during the year ended December 31, 1999 consisted of net cash provided by investing activities, including the cash repayments related to our mortgage-backed securities portfolio, a loan receivable which paid off in January 1999, a loan which was sold in April 1999, sales of mortgage-backed securities in June 1999 and sales of investments in real estate.

      The adverse market conditions, which negatively impacted us during the third and fourth quarters of 1998, began to stabilize during 1999, but remained uncertain. As of December 31, 1999, we had no outstanding collateral calls, compared with collateral calls outstanding as of December 31, 1998 of $4.4 million.

      On October 12, 1999, the Company and Credit Suisse First Boston, the Company's largest lender, agreed to replace the Company's short-term (monthly) repurchase facility with a longer-term repurchase facility for the financing of approximately $64 million of subordinated mortgage-backed securities and approximately $20 million facility for the financing of a $25 million commercial loan. The $64 million facility matures in October 2000 and becomes increasingly expensive over time. The $25 million facility finances the Starrett-Lehigh loan and matures on August 11, 2001, unless the Starrett-Lehigh loan is extended, in which case this facility will mature on August 11, 2002. The Company believes that this reduces the Company's reliance on short-term borrowings and eliminated all then-outstanding collateral calls. At December 31, 1999, the Company had outstanding financing arrangements with this lender of $57.1 million for subordinated mortgage-backed securities and $18.9 million for loans. These facilities require that cash received from the underlying collateral pay down the related debt.

      Our short-term borrowings and the availability of further borrowings are substantially affected by, among other things, changes in interest rates, changes in market spreads whereby the market value of the collateral securing such borrowings may decline substantially, or decreases in credit quality of underlying assets. In the event of declines in market value or credit quality, we may be required to provide additional collateral for, or repay a portion of outstanding balances of, our short-term, floating-rate borrowing facilities. For additional information with respect to our monthly mark-to-market of our securities available for sale portfolio, see "CHANGES IN FINANCIAL CONDITION-SECURITIES AVAILABLE FOR SALE."

      In addition, given the current relative lack of liquidity for below-investment-grade securities, we intend to maintain a relatively high degree of liquidity.

      Fluctuations in interest rates will continue to impact our net interest income to the extent our fixed rate assets are funded by variable rate debt or our variable rate assets reprice on a different schedule or in relation to a different index than any floating rate debt which in turn could impact potential returns to shareholders. See "Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK."

      At December 31, 1999, we had total consolidated secured indebtedness of $161.2 million, a reserve relating to the provision for the potential resolution of disputes with WFSG of $2.3 million, accrued interest payable of $1.1 million, a dividend payable of $4.1 million, as well as $1.2 million of other liabilities. The consolidated secured indebtedness consisted of (i) $86.9 million of repurchase agreements, (ii) lines of credit aggregating $9.9 million which are secured by loans and securities and (iii) $64.4 million outstanding of other borrowings maturing between 2000 and 2008 which are secured by real estate and loans.

      Loans are financed through short-term or intermediate-term financing facilities. If the value of the assets securing the loan declines as determined by the lender, the lender may request that the amount of the loan be reduced by cash payments from the borrower or additional collateral be provided by the borrower (generally known as "collateral calls"). Accordingly, in an environment where lenders consistently mark down the value of the underlying assets, a borrower can become subject to collateral calls, which can have a significant impact on liquidity. Similarly, if interest rates increase significantly, the borrowing cost under the financing facility may also increase while the interest rate on the assets securing the loan may not increase at the same time or to the same degree. Real property acquisitions are financed with intermediate or long-term mortgages with banks and other financial institutions.

      We generally finance acquisitions of mortgage-backed securities through committed and uncommitted thirty-day repurchase agreements with major Wall Street investment banks. Repurchase agreements are secured lending arrangements which involve the borrower selling an asset to a lender at a fixed price with the borrower having an obligation to repurchase the asset within a specified period (generally 30 days) at a higher price reflecting the interest cost of the loan. If the lender marks the asset lower, the lender may request that the amount of the loan be reduced by cash payments from the borrower or additional collateral be provided by the borrower (generally known as "collateral calls"). Mortgage-backed securities which are subject to repurchase agreements, as well as loans which secure other indebtedness, periodically are revalued by the lender, and a decline in the value that is recognized by the lender (whether or not the lender recognizes the full fair value of the security) may result in the lender requiring us to provide additional collateral to secure the indebtedness.

      As of December 31, 1999, the Company had approximately $109.2 million of indebtedness under the terms of which the lender could request additional collateral if the value of the underlying collateral declined (including financing facilities for both mortgage-backed securities and loans). Although the Company believes that the likelihood of significant declines in asset values has decreased since the third quarter of 1998, the Company is seeking to maintain a larger cash position and more unencumbered assets to deal with any future potential collateral calls. In addition, the Company is seeking to refinance some of this indebtedness with longer-term indebtedness which would not be subject to the same collateral calls.

      If we are unable to fund additional collateral requirements or to repay, renew or replace maturing indebtedness on terms reasonably satisfactory to us, we may be required to sell (potentially on short notice) a portion of our assets, and could incur losses as a result. Furthermore, since from time to time there is extremely limited liquidity in the market for subordinated and residual interests in mortgage-related securities, there can be no assurance that we will be able to dispose of such securities promptly for fair value in such situations.

      Based on our monthly interest and other expenses, monthly cash receipts and collateral calls through February 29, 2000, we believe that our existing sources of funds will be adequate for purposes of meeting our short-term liquidity needs. There can be no assurance that this will be the case, however. Material increases in interest expense from variable-rate funding sources, collateral calls, or material decreases in monthly cash receipts, generally would negatively impact our liquidity. On the other hand, material decreases in interest expense from variable-rate funding sources, in collateral calls or an increase in market value of our mark-to-market financial assets generally would positively affect our liquidity.

OTHER - YEAR 2000 COMPLIANCE

      The Company and its service providers utilize a number of technologically dependent systems to operate, service mortgage loans and manage mortgage and other related assets. Many existing computer software programs and other technologically dependent systems use two digits to identify the year in date fields and, as such, could fail or create erroneous results by or at the Year 2000. Management closely monitored the Company's operations subsequent to January 1, 2000 in relation to the Year 2000 matter and continues to monitor such operations. The Company's information systems were operational with no apparent adverse impact arising as a result of or associated with the Year 2000 matter. Additionally, the Company is not aware of, and has not experienced, any Year 2000 issues at its key service providers, vendors, mortgage securities servicers, and other third parties. Management considers the risk of any residual potential Year 2000 matter failures to be minimal.

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

      It is the objective of the Company to attempt to control risks associated with interest rate movements. In general, the Company's strategy is to limit our exposure to earnings variations and variations in the value of assets and liabilities as interest rates change over time. Our asset and liability management strategy is formulated and monitored regularly to review, among other things, the sensitivity of our assets and liabilities to interest rate changes, the book and market values of assets and liabilities, unrealized gains and losses, including those attributable to hedging transactions, purchase and securitization activity, and maturities of investments and borrowings.

      The following tables quantify the potential changes in net interest income and net portfolio value as of December 31, 1999 should interest rates go up or down (shocked) by 100 to 400 basis points, assuming the yield curves of the rate shocks will be parallel to each other and instantaneous. Net portfolio value is calculated as the sum of the value of off-balance sheet instruments and the present value of cash in-flows generated from interest-earning assets net of cash out-flows in respect of interest-bearing liabilities. The cash flows associated with the loan portfolios and securities available for sale are calculated based on prepayment and default rates that vary by asset but not by changes in interest rates. Projected losses, as well as prepayments, are generated based upon the actual experience with the subject pool, as well as similar, more seasoned pools. To the extent available, loan characteristics such as loan-to-value ratio, interest rate, credit history and product types are used to produce the projected loss and prepayment assumptions that are included in the cash flow projections of the securities. The following tables apply the U.S. Treasury yield curve generally for assets and LIBOR for repurchase agreement liabilities and assume a uniform change in both rates. The tables assume that changes in interest rates occur instantaneously. The tables also reflect that the Company has a significant exposure to LIBOR rates since its short-term repurchase agreement borrowings are generally based on LIBOR rates. Actual results could differ significantly from those estimated in the tables.

                               Projected Percent Change In
-------------------------------------------------------------------------------

Change in Interest Rates (1)       Net Interest Income      Net Portfolio Value
----------------------------       -------------------      -------------------
     -400 Basis Points                      35.0%                   13.2%
     -300 Basis Points                      26.3%                   10.1%
     -200 Basis Points                      17.5%                    6.9%
     -100 Basis Points                       8.8%                    3.5%
       0 Basis Points                        0.0%                    0.0%
      100 Basis Points                      -8.8%                   -3.5%
      200 Basis Points                     -17.5%                   -7.0%
      300 Basis Points                     -26.3%                  -10.5%
      400 Basis Points                    - 35.0%                  -14.0%

----------------
(1) Assumes that uniform changes occur instantaneously in both the yield on 10-year U.S. Treasury notes and the interest rate applicable to U.S. dollar deposits in the London interbank market.

                                   Change in Monthly              Change in
Change in Interest Rates (1)      Net Interest Income        Net Portfolio Value
----------------------------      -------------------        -------------------
     -400 Basis Points               $  276,850                $   6,735,354
     -300 Basis Points               $  207,638                $   5,177,820
     -200 Basis Points               $  138,425                $   3,510,083
     -100 Basis Points               $   69,213                $   1,770,399
       0 Basis Points                         -                            -
      100 Basis Points               $  (69,213)               $  (1,796,530)
      200 Basis Points               $ (138,425)               $  (3,592,758)
      300 Basis Points               $ (207,638)               $  (5,370,329)
      400 Basis Points               $ (276,850)               $  (7,128,251)

---------------
(1) Assumes that uniform changes occur instantaneously in both the yield on 10-year U.S. Treasury note and the interest rate applicable to U.S. dollar deposits in the London interbank market.

      The following table sets forth information as to the type of funding used to finance the Company's assets as of December 31, 1999. As indicated in the table, a large percentage of the Company's fixed rate assets are financed by floating rate liabilities and the Company's variable rate assets are generally funded by variable rate liabilities which use the same index.

                             Assets and Liabilities
                             As of December 31, 1999
                             (Dollars in Thousands)

Interest-Bearing Assets                    Basis Amount       Coupon Type         Liability          Type
-----------------------                    ------------       -----------         ---------          ----
Fixed Assets, Financed Floating             $   110,175          Fixed            $    90,374        LIBOR
Fixed Assets, No Financing                        5,275          Fixed                  -             None
Floating Assets, Financed Floating               25,000          LIBOR                 18,920        LIBOR
Floating Assets, No Financing                     1,031           COFI                  -             None
                                            -----------                           -----------
                  Sub-total                     141,481                               109,294

Other Assets
Investments in Real Estate                       63,225           N/A                  51,933        Fixed
Cash and Cash Equivalents                         5,862           N/A                   -             None
Investment in WFSG                                3,953           N/A                   -             None
Other                                             6,291           N/A                   -             None
                                            -----------                           -----------
                  Sub-total                      79,331                                51,933

Liability Only
Dividends                                         -                                     4,090        Fixed
Accounts Payable and Accrued
Liabilities                                       -                                     4,623         None
                                            -----------                           -----------
                  Sub-total                       -                                     8,713

----------------------------------------------------------------------------------------------------------
                  Grand Total               $   220,812                           $   169,940
==========================================================================================================

      Asset and liability management involves managing the timing and magnitude of the repricing of assets and liabilities. It is the objective of the Company to attempt to control risks associated with interest rate movements. Asset and liability management can utilize a wide variety of off-balance sheet financial techniques to assist it in the management of interest rate risk. For example, in hedging the interest rate and exchange rate exposure of a foreign currency denominated asset or liability, we may enter into hedge transactions to counter movements in the different currencies as well as interest rates in those currencies. These hedges may be in the form of currency and interest rate swaps, options, and forwards, or combinations thereof. No such techniques were in use as of December 31, 1999.

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

      The following tables set forth the estimated maturity or repricing of the Company's interest-earning assets and interest-bearing liabilities at December 31, 1999.

                             As of December 31, 1999
                             (Dollars in thousands)

                                                  Within          4 to 12       One Year to      More than
                                                 3 Months          Months         3 Years         3 Years          TOTAL
                                                 ---------       ---------       ---------       ---------       ---------
Interest-sensitive assets(1):
Cash and cash equivalents                        $   5,862       $      --       $      --       $      --       $   5,862
Securities available for sale                           --              --              --         104,572         104,572
Loans(2)                                            25,026             119             248           6,241          31,634
DIP loan                                               165             777           2,457           1,601           5,000
Note receivable - WFSG                                  --             275              --              --             275
                                                 ---------       ---------       ---------       ---------       ---------
Total rate-sensitive assets                      $  31,053       $   1,171       $   2,705       $ 112,414       $ 147,343
                                                 =========       =========       =========       =========       =========

Interest-sensitive liabilities :
Repurchase agreements                            $ 109,294       $      --       $      --       $      --       $ 109,294
Notes payable                                        6,442              --              --              --           6,442
Borrowing on real estate                                --           1,076              --          44,415          45,491
Dividends payable                                       --           4,090              --              --           4,090
                                                 ---------       ---------       ---------       ---------       ---------
Total rate-sensitive liabilities                 $ 115,736       $   5,166       $      --       $  44,415       $ 165,317
                                                 =========       =========       =========       =========       =========

Interest rate sensitivity gap                      (84,683)         (3,995)          2,705          67,999
Cumulative interest rate sensitivity gap           (84,683)        (88,678)        (85,973)        (17,974)
Cumulative interest rate sensitivity gap as
a percentage of total rate-sensitive
  assets                                               -57%            -60%            -58%            -12%

----------------
(1)   Real estate property holdings are not considered interest rate sensitive.
(2) Amortizing fixed rate loans are assumed to prepay at a Constant Prepayment Rate ("CPR") of 10%.

      At December 31, 1998, we were a party to a swap contract in connection with our investment in a commercial mortgage loan secured by real property in the United Kingdom ("UK"). The swap contract, which covered the approximate five-year term of the asset and related financing, was intended to hedge the interest rate basis and currency exposure between UK Libor (the lending rate) and US Libor (the borrowing rate) payments, as well as the principal (notional) amount of the loan which, as of December 31, 1998, was $49.7 million. Under the terms of the agreement, the settlement was in U.S. dollars. The loan and the related swap were disposed of subsequent to December 31, 1998.

      At December 31, 1998, we were also party to a swap in connection with our investment in real estate in the UK. The notional amount is GBP 11,224,000 in which we convert floating rate financing to a fixed rate of interest. Subsequent to December 31, 1998, the terms of this swap were incorporated into the refinancing of the related asset, and the Company was released as a party to the swap.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      See Item 14 of Part IV of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      On November 12, 1999, the Board of Directors of the Company appointed the firm of Ernst & Young LLP to replace Arthur Andersen LLP as the principal accountant to audit the Company's financial statements. Arthur Andersen LLP was replaced due to a potential conflict of interest with the services it performs for WFSG and its affiliates.

      The Company recently decided to become internally managed and this has resulted in disputes between the Company, on the one hand, and WFSG and certain of its affiliates on the other. The Company's business and investment affairs had been managed by WRSC pursuant to the Management Agreement and the Company had received managerial and administrative services from WRSC thereunder.

      The report of Arthur Andersen LLP on the financial statements of the Company for the 1998 year (the Company was formed on October 24, 1997, commenced operations on April 6, 1998 and was audited for the one year ended December 31,
1998) did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles, except that, in its report dated March 19, 1999, Arthur Andersen LLP included a matter-of-emphasis paragraph stating "As discussed in Note 1, Wilshire Realty Services Corporation, a wholly owned subsidiary of Wilshire Financial Services Group Inc. ("WFSG"), is the manager of the Company. Furthermore, Wilshire Credit Corporation ("WCC"), an affiliate of WFSG, provides loan servicing and real property management services to the Company. On March 3, 1999, WFSG filed a voluntary prepackaged petition for relief under Chapter 11 of the U.S. Bankruptcy Code. The WFSG plan of reorganization includes the transfer of servicing operations conducted by WCC to a newly formed subsidiary of WFSG. As discussed in Note 2, the Company has also entered into several transactions with these affiliated entities." However, the report of Arthur Andersen LLP for 1998, dated March 19, 1999 and included in this Form 10-K, does not include the matter-of-emphasis paragraph. During the period from the Company's inception, October 24, 1997, through November 12, 1999 there were no disagreements with Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Arthur Andersen LLP, would have caused it to make reference to the subject matter of the disagreement in connection with its report on the financial statements of the Company.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The following sets forth information about our executive officers and directors as of February 29, 2000. The business address of each executive officer and director is the address of the Company, 1310 SW 17th Street, Portland, OR 97201, and each executive officer and director is a United States citizen.

      Andrew A. Wiederhorn, age 34, has been the Chairman of the Board of Directors and Chief Executive Officer of the Company since its formation. Mr. Wiederhorn also serves as Treasurer and Secretary. Until August 1999, Mr. Wiederhorn was also the Chairman of the Board of Directors, Chief Executive Officer, Secretary, Treasurer and a director for both WRSC and WFSG. In 1987, Mr. Wiederhorn founded WCC and served as the Chief Executive Officer of WCC and certain of its affiliates until August 1999. Mr. Wiederhorn received his B.S. degree in Business Administration from the University of Southern California.

      Lawrence A. Mendelsohn, age 38, has been a director and the President of the Company since its formation. Until August 1999, Mr. Mendelsohn was also the President of WFSG and WCC. From January 1992 until February 1993, Mr. Mendelsohn was Vice President, Principal and Head of Capital Markets for Emerging Markets at Bankers Trust New York Corporation/BT Securities Corporation. From August 1987 until January 1992, Mr. Mendelsohn was the Vice President, Senior Options Principal and Head of Proprietary Trading for Equities, Equity Options and Distressed Debt at J.P. Morgan and Co./J.P. Morgan Securities. Mr. Mendelsohn received an A.B. degree in Economics from the University of Chicago, an M.A. degree in International Politics from the University of Texas, an M.S. degree in Business Research from the University of Southern California and a Ph.D./ABD in Finance from the University of Southern California.

      David C. Egelhoff, age 51, has been a director of the Company since its formation. Mr. Egelhoff has been President of Macadam Forbes, Inc., a commercial real estate brokerage company headquartered in Portland, Oregon since 1981. Mr. Egelhoff is a licensed real estate broker who has extensive brokerage experience, including transactions with REITs. He is a member of the Oregon and National Board of Realtors and the Builders and Owners Management Association. Mr. Egelhoff received a degree in Finance and Marketing from the University of Wisconsin-Madison in 1971.

      Jordan D. Schnitzer, age 48, has been a director since March 27, 1998. Mr. Schnitzer has been President of Jordan Schnitzer Properties, an owner and developer of commercial and residential properties in Oregon, Washington and California, since 1976. Mr. Schnitzer is also President of Harsch Investment Properties, LLC, which owns and operates a portfolio of 25 properties in seven western U.S. states. Mr. Schnitzer received his undergraduate degree in Literature from the University of Oregon in 1973 and his J.D. from the Northwestern School of Law of Lewis and Clark College in 1976.

      Patrick Terrell, age 45, became a director of the Company on December 28, 1998. Mr. Terrell founded Leading Technology Company in 1986 and worked as the Chief Executive Officer until he sold the company in 1992. Mr. Terrell was also founder and Chief Executive Officer of Byte Shops Computer Stores, which he founded in 1976 and sold to Pacific Telesis in 1985. Mr. Terrell currently serves on the boards of B. S. Medical, United Soil Recycling, Microware, Inc. and Lakeside Associates. Mr. Terrell attended Oregon State University prior to forming Byte Shops computer stores in 1976.

      Chris Tassos, age 42, has been Executive Vice President and Chief Financial Officer of the Company since its formation. Until October 1999, Mr. Tassos was Executive Vice President and Chief Financial Officer of WFSG and Executive Vice President of WCC. From August 1995 until June 1997, he was Senior Vice President of WCC. From March 1992 until February 1995, he was the Chief Financial Officer and/or Senior Vice President of Finance of Long Beach Mortgage Company (formerly Long Beach Bank). Mr. Tassos received a B.A. degree from California State University, Fullerton. From July 1979 until April 1984 and May 1985 until September 1990, Mr. Tassos was an auditor for Deloitte & Touche LLP.

      Richard P. Brennan, age 43, is Executive Vice President, Chief Investment Officer. From March 1999 until October 1999, Mr. Brennan was Executive Vice President, Chief Investment Officer of WFSG. Mr. Brennan was Managing Director, Head of European Loan, Distressed Asset Trading, and Real Estate Investments for Donaldson, Lufkin and Jenrette, Inc. from March 1998 to February 1999. From February 1994 to March 1998, Mr. Brennan was Managing Director, Head of European Loans and Distressed Asset Trading for Merrill Lynch & Co.

      Robert G. Rosen, age 33, is Executive Vice President of the Company. From November 1997 until October 1999, Mr. Rosen was Senior Vice President, Asset Securitization and Capital Markets for WFSG. Mr. Rosen was the Vice President of Securitization at BTM Capital Corp., a wholly-owned subsidiary of the Bank of Tokyo-Mitsubishi, Ltd. from March 1997 until October 1997. From

January 1995 until March 1997, Mr. Rosen was a Director of Black Diamond Advisors, Inc., a firm specializing in securitization and capital markets needs of finance companies. From January 1994 to January 1995, Mr. Rosen was with Kidder Peabody and Co. in the Asset-Backed Securitization Group.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934 requires a company's directors and executive officers, and beneficial owners of more than 10% of the common stock of such company, to file with the Securities and Exchange Commission initial reports of ownership and periodic reports of changes in ownership of the company's securities. Based solely on a review of Forms 3, 4 and 5 and amendments thereto furnished to us for the year ended December 31, 1999, none of the company's directors, officers, or beneficial owners of more than 10% of the Company's Common Stock failed to timely furnish reports on Forms 3, 4 or 5.

ITEM 11. EXECUTIVE COMPENSATION

      Compensation of Directors

      Each member of the Board of Directors who is not an officer or employee of the Company is paid a fee of $1,000 per meeting for each Board of Directors' meeting and $100 per hour for each committee meeting not held on a regularly scheduled meeting date attended by such member, either in person or telephonically. Officers and employees of the Company who also serve as directors do not receive any retainer or additional fees for serving as a directors. Under our Incentive Stock Option Plan, on the last trading day of each calendar quarter, we automatically grant to each director who is not also an employee of the Company or a subsidiary of the Company an option to purchase the number of shares of Common Stock equal to $5,000 divided by the fair market value per share of the Common Stock on the date of grant (i.e. its closing price as listed on the NASDAQ on such date). In addition, each director who is not also an employee of the Company or a subsidiary of the Company is eligible for annual grants of options. In 1999, the Company issued options to purchase 468,000 shares of Common Stock to the directors.

      Summary Compensation Table

      The following table sets forth the total compensation paid or accrued by the Company for services rendered during the year ended December 31, 1999 to the Chief Executive Officer of the Company, and to each of the four other most highly compensated executive officers of the Company whose total cash compensation for the year ended December 31, 1999 exceeded $100,000 (the "Named Executive Officers").

                                                                                                      Long-Term
                                                            Actual Compensation                      Compensation
                                                --------------------------------------------    -----------------------
                                                                                                Securities Underlying
  Name and Principal Position                      Year      Salary ($)      Bonus ($) (1)          Options/SARs (#)
--------------------------------------          --------   -------------   -----------------    -----------------------
Andrew A. Wiederhorn
  Chairman, Chief Executive
  Officer, Secretary and Treasurer                 1999     $   84,091                --               630,000
Lawrence A. Mendelsohn
  President                                        1999     $   77,083                --               350,000
Robert G. Rosen
  Executive Vice President, Capital
  Markets                                          1999     $   46,627     $     310,909               210,000
Richard P. Brennan
  Executive Vice President and Chief
  Investment Officer                               1999     $   46,627      $    122,462               210,000
Chris Tassos
  Executive Vice President and
  Chief Financial Officer                          1999    $    46,627      $     92,424               120,000

----------

(1) Bonuses are shown net of a $555,000 reimbursement from WFSG to the Company under a settlement agreement.

      During the year ended December 31, 1998 and until their employment with the Company, the executive officers of the Company did not receive any compensation from the Company for their services. To the extent such officers were also officers of WFSG, they were compensated by WFSG for their services. WFSG is the parent company of WRSC, which received certain fees from the Company for management services it provided the Company under a management agreement. Following the Company's decision to become internally managed, the Company entered into the employment agreements with its executive officers described above. See Item 1. - BUSINESS.

      Option/SAR Grants in Last Fiscal Year

      The following table provides information concerning stock options granted by the Company during the year ended December 31, 1999 to each of the Named Executive Officers.

                                                                                                   Potential
                                                  % of Total                                    Realizable Value
                                                 Options/SARs                                at Assumed Annual Rates
                                 Number of        Granted to                                     of Stock Price
                                 Securities      Employee in     Exercise                    Appreciation for Option
                                 Underlying       Year Ended        or                              Term (1)
                                Options/SARs     December 31,   Base Price    Expiration     ------------------------
            Name                Granted (#)          1999         ($/sh)         Date            5%           10%
------------------------------ ---------------  --------------- ------------ --------------  -----------   ----------
Andrew A.  Wiederhorn             630,000             39.9%        $4.53           2009       $  353,000   $2,253,000
Lawrence A. Mendelsohn            350,000             22.2%        $4.53           2009       $  196,000   $1,251,000
Robert G. Rosen                   210,000             13.3%        $4.53           2009       $  118,000   $  751,000
Richard P. Brennan                210,000             13.3%        $4.53           2009       $  118,000   $  751,000
Chris Tassos                      120,000              7.6%        $4.53           2009       $   67,000   $  429,000

----------

(1) These amounts represent hypothetical gains that could be achieved for the options if they are exercised at the end of their terms. The assumed 5% and 10% rates of stock price appreciation are mandated by rules of the Securities and Exchange Commission. They do not represent the Company's estimate or projection of future prices of the Common Stock.

      Employment and Other Arrangements

      The Company has entered into substantially similar employment agreements with Andrew A. Wiederhorn (as Chief Executive Officer), Lawrence A. Mendelsohn (as President), Chris Tassos (as Chief Financial Officer), Richard P. Brennan (as Chief Investment Officer), and Robert G. Rosen (as Executive Vice President) (each individually, an "Executive" and collectively, the "Executives"). Each agreement provides for an initial three-year term which is automatically renewable for successive two-year terms (the "Employment Term") unless either party gives written notice to the other at least ninety days prior to the expiration of the then Employment Term.

      The agreements provide for an annual base salary of $300,000 for Mr. Wiederhorn, $275,000 for Mr. Mendelsohn, and $250,000 for Mr. Tassos, Mr. Brennan, and Mr. Rosen (which may be increased, but not decreased, by the Compensation Committee of the Board of Directors) and an annual bonus for each. The bonus payable is based upon the Company's return on equity for which purposes equity is increased by the amount of unrealized losses shown under the heading "other comprehensive income or loss" during the bonus year. If the Company's return on equity determined on a post bonus basis is 15% or more, the Executives will be entitled to share in a bonus pool equal to 20% of after-tax income (prior to subtracting the amount of the bonus pool). If the Company's return on equity is between 5% and 15%, the bonus pool will equal 10% of such after-tax income. If the return on equity determined on a post-bonus basis is less than 5%, the bonus formula results in no bonus to the Executives except for a discretionary bonus approved by the Compensation Committee of the Board of Directors. The agreements also provide that a portion of the anticipated annual bonus may be advanced to the executive on a quarterly basis; provided, however, that if the anticipated annual bonus declines in future quarters, such executive may need to repay all or a portion of any such advance.

      The agreements also provide that the Executives may participate in the Company's Incentive Stock Option Plan.

      The agreements also provide that during the Employment Term and thereafter, the Company will indemnify the Executives to the fullest extent permitted by law, in connection with any claim against the Executive as a result of the Executive serving as an officer or director of the Company or in any capacity at the request of the Company in or with regard to any other entity, employee benefit plan or enterprise. Following the Executives' termination of employment, the Company will continue to cover the Executives even if the Executives have ceased to serve in such capacity.

      The agreements may be terminated at any time by the Executive for Good Reason or with or without Good Reason during the Change in Control Protection Period (if a Change in Control occurs) or by the Company with or without Cause (as each capitalized term is defined in the agreement).

      If termination is the result of Executive's death, the Company will pay to the Executive's spouse (or his estate), an amount equal to (i) any earned but not yet paid compensation, (ii) a pro-rated bonus, (iii) any other amounts or benefits due under then applicable employee benefit plans of the Company (in accordance with such plan, policy or practice), (iv) payment on a monthly basis of 6 months of base salary to Executive's spouse or dependents and (v) continued medical coverage for the Executive's spouse and dependents for up to one year. In addition, the Executive will receive accelerated full vesting under all outstanding equity-based and long-term incentive plans. If Executive's employment is terminated by reason of disability, the Executive will be entitled to receive payments and benefits to which his representatives would be entitled in the event of his termination by reason of death, provided that the payment of base salary will be reduced by any long-term disability payments under any policy maintained by the Company.

      The Agreements also provide for the Company to make a recourse loan to each Executive up to $50,000 annually for the purchase of the Company's stock by such Executive. The loans bear interest at the prime rate. Interest is not paid in cash but payable in kind on an annual basis (i.e., compounded annually). Upon termination, the loan becomes due and payable six months after the date of termination. At December 31, 1999, the Company had outstanding loans of $198,000 to the Executives.

      Compensation Committee Report on Executive Compensation

      The Compensation Committee report below shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Securities Act of 1933, as amended (the "Securities Act") or under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), except to the extent the Company specifically incorporates this information by reference, and shall not otherwise be deemed filed under the Securities Act or Exchange Act. The Compensation Committee of the Board of Directors of the Company (the "Committee") is made up exclusively of non-employee directors. The Committee administers the executive compensation programs of the Company. All actions of the Committee pertaining to executive compensation are submitted to the Board of Directors for approval.

      The Company's executive compensation program is designed to attract, retain, and motivate high caliber executives and to focus the interests of the executives on objectives that enhance stockholder value. These goals are attained by emphasizing "pay for performance" by having a portion of the executive's compensation dependent upon business results and by providing equity interests in the Company. The principal elements of the Company's executive compensation program are base salary, bonus, and stock options. In addition, the Company recognizes individual contributions as well as overall business results, using a discretionary bonus program.

      Base Salary

      Base salaries for the Company's executives are intended to reflect the scope of each executives' responsibilities, the success of the Company, and contributions of each executive to that success. Executive salaries are adjusted gradually over time and only as necessary to meet this objective. Increases in base salary may be moderated by other considerations, such as geographic or market data, industry trends or internal fairness within the Company.

      The base salaries for Andrew A. Wiederhorn, Lawrence A. Mendelsohn, Chris Tassos, Richard P. Brennan, and Robert G. Rosen for 1999 are set forth in their respective employment agreements, which are described under "Employment and Other Arrangements."

      Bonuses

      Annual bonuses were paid by the Company in 1999. The amount of the annual discretionary and other bonuses paid by the Company was determined by the Committee in conjunction with settlement discussions with WFSG.

      Stock Option Plan

      At its initial public offering in April 1998, the Company adopted an Incentive Stock Option Plan (the "Stock Plan"). The purpose of the Stock Plan is to enable the Company to attract, retain and motivate key employees and directors by providing them with equity participation in the Company. Accordingly, the Stock Plan permits the Company to grant stock options, restricted stock and stock appreciation rights (collectively "Awards") to employees, directors, consultants, and vendors of the Company and subsidiaries of the Company. The Board of Directors has delegated administration of the Stock Plan to the Committee.

      Under the Stock Plan, the Committee may grant stock options with an exercise price not less than the fair market value of the shares covered by the option on the date the option is granted. The Committee may also grant Awards of restricted shares of Common Stock. Each restricted stock Award would specify the number of shares of Common Stock to be issued to the recipient, the date of issuance, any consideration for such shares and the restrictions imposed on the shares (including the conditions of release or lapse of such restrictions). The Committee may also grant Awards of stock appreciation rights. A stock appreciation right entitles the holder to receive from the Company, in cash or Common Stock, at the time of exercise, the excess of the fair market value at the date of exercise of a share of Common Stock over a specified price fixed by the Committee in the Award, multiplied by the number of shares as to which the right is being exercised. The specified price fixed by the Committee will not be less than the fair market value of shares of Common Stock at the date the stock appreciation right was granted.

      In 1999, the Company issued options for a total of 1,580,000 shares of Common Stock to executive officers and employees.

      Policy of Deductibility of Compensation

      Section 162(m) of the Internal Revenue Code limits the Company's tax deduction to $1 million for compensation paid to the Named Executive Officers, unless certain requirements are met. One of these requirements is that compensation over $1 million must be performance based. The Committee intends to continue to use performance-based compensation, which should minimize the effect of these regulations. However, the Committee strongly believes that its primary responsibility is to provide a compensation program that will attract, retain and reward the executive talent necessary to maximize the return to stockholders, and that the loss of a tax deduction may be necessary in some circumstances. Base salary does not qualify as performance-based compensation under IRS regulations.

      CEO Compensation and President Compensation

      Andrew A. Wiederhorn was appointed the Company's Chief Executive Officer and Lawrence A. Mendelsohn was appointed its President at its formation. The base salary for each of these officers for 1999 was determined by the Committee and is set forth in their employment agreements.

                              COMPENSATION COMMITTEE

                              Andrew A. Wiederhorn
                              Lawrence A. Mendelsohn
                              David C. Egelhoff
                              Patrick Terrell

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

      The following Performance Graph covers the period beginning April 6, 1998 when our Common Stock was first traded on the NASDAQ Stock Market through December 31, 1999. The graph compares the shareholder return on the Company's Common Stock to the Standard & Poor's 500 Stock Index ("S&P 500") and a peer group of companies ("PGI").

  [THE FOLLOWING TABLE WAS PRESENTED AS A LINE CHART IN THE PRINTED MATERIAL]

                                [OBJECT OMITTED]

                                 1998 Measurement Period (1)(2)
                     --------------------------------------------------------
                          April 6,        December 31,         December 31,
                            1998              1998                1999
                     ---------------     --------------     -----------------
Company               $       100.00     $        18.56     $        12.88
PGI(3)                $       100.00     $        46.81     $        31.19
S&P 500               $       100.00     $       109.62     $       131.02

----------

(1) Assumes all distributions to stockholders are reinvested on the payment dates.
(2) Assumes $100 invested on April 6, 1998 in our Common Stock, the S&P 500 Index and the PGI.
(3) The companies included in the PGI are Anthracite Capital, Amresco Capital Trust Inc., Resource America Inc., Dynex Capital Inc., Hanover Capital Mortgage Holdings, Novastar Financial Inc. and Capital Trust.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table shows as of February 29, 2000 the beneficial ownership of common stock with respect to (i) each person who was known by the Company to own beneficially more than 5% of the outstanding shares of the Company's common stock, (ii) each director and nominee for director, (iii) each executive officer named below, and (iv) directors and executive officers as a group.

                                                                                Amount and Nature
                                                                                  of Beneficial      Percent of
     Name and Address of Beneficial Owner (1)                                     Ownership (2)         Class
------------------------------------------------------------------------------ -------------------- --------------
Andrew A. Wiederhorn...............................................                  821,636(3)          7.8
Lawrence A. Mendelsohn.............................................                  508,338(4)          4.8
Donald Berchtold...................................................                   10,814(5)           *
Richard P. Brennan.................................................                   75,000              *
Robert L. Moir.....................................................                        0              *
Robert G. Rosen....................................................                   26,333(6)           *
Robert A. Sprouse III..............................................                        0              *
R. Scott Stevenson.................................................                      100              *
Chris Tassos.......................................................                   15,860(7)           *
David C. Egelhoff..................................................                   17,300(8)           *
Jordan D. Schnitzer................................................                  498,640(8)          4.9
Patrick Terrell....................................................                  305,500(9)          2.9
Friedman, Billings, Ramsey Group, Inc..............................                  779,484(10)         6.7
Strome Investment Management L.P...................................                  992,000(11)         8.6
Clarence B. Coleman and Joan F. Coleman............................                  637,189(12)         5.5
All executive officers and directors as a group (9 persons)........                1,982,417(13)        18.8

(1) The address for each stockholder, other than Friedman, Billings, Ramsey Group, Inc., Strome Investment Management, L.P., and Clarence B. Coleman and Joan F. Coleman is c/o Wilshire Real Estate Investment Inc., 1310 SW 17th Street, Portland, OR 97201. The address for Friedman, Billings, Ramsey Group, Inc. is 1001 19th Street North, Arlington, VA 22209-1710. The address for Strome Investment Management, L.P. is 100 Wilshire Blvd., 15th Floor, Santa Monica, CA 90401. The address for Clarence B. Coleman and Joan F. Coleman is 5530 Fernhoff Road, Oakland, CA 94619.
(2) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. Shares of Common Stock subject to options or warrants exercisable within 60 days of February 28, 1999 are deemed outstanding for computing the percentage beneficially owned by the person or group holding such options or warrants, but are not deemed outstanding for computing the percentage of any other person. Except as noted, each shareholder has sole voting power and sole investment power with respect to all shares beneficial owned by such shareholder.
(3) Includes 603,001 shares of Common Stock held by Mr. Wiederhorn's spouse, 38,636 shares of Common Stock held by Mr. Wiederhorn's minor children, and 100,000 shares of Common Stock held by a partnership controlled by Mr. Wiederhorn's spouse.
(4) Includes 109,736 shares of Common Stock held by Mr. Mendelsohn's spouse and 293,602 shares of Common Stock held by two limited liability companies controlled by Mr. Mendelsohn's spouse and 80,000 shares of Common Stock held by a limited partnership controlled by Mr. Mendelsohn and his spouse.
(5)   Includes 7,454 shares held by Mr. Berchtold's minor children.
(6) Includes 3,333 shares of Common Stock issuable upon the exercise of outstanding options.
(7) Includes 12,500 shares of Common Stock issuable upon the exercise of outstanding options.
(8) Includes 6,500 shares of Common Stock issuable upon the exercise of outstanding options.
(9) Includes 5,500 shares of Common Stock issuable on the exercise of outstanding options and 50,000 shares held by Mr. Terrell's spouse.
(10) Based upon information obtained from a Schedule 13G filed with the Securities and Exchange Commission on or about February 14, 2000.
(11) Based upon information obtained from a Schedule 13D filed with the Securities and Exchange Commission on or about January 28, 2000. The
      Schedule 13D was filed on behalf of (i) Strome Partners, L.P. , (ii) Strome Offshore Limited , (iii) Strome Hedgecap Fund, L.P. , (iv) Strome Hedgecap Limited, (v) Strome Investment Management, L.P. , (vi) SSCO, Inc. ("SSCO"), and (vii) Mark Strome, a settler and trustee of the Mark E. Strome Living Trust, dated 1/16/97, as the controlling shareholder of SSCO.
(12) Based upon information obtained from a Schedule 13D filed with the Securities and Exchange Commission on or about August 26, 1999.
(13) Includes 34,333 shares of Common Stock issuable upon the exercise of outstanding options.
*     Less than one percent.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Background

      Prior to September 1999, the Company and WFSG had the same senior management team, though the Company had a different shareholder base and the majority of its directors were independent, and the Company's business affairs and day-to-day operations were managed by WRSC, a wholly-owned subsidiary of WFSG, pursuant to a management agreement ("Management Agreement"). After September 1999, the Company's independent directors decided that the Company should be internally managed and the Company and WFSG ceased to have the same senior executives and no longer had any common directors. In addition, the Company is currently engaged in an ongoing dispute with WFSG relating to the termination of the contractual and other relationships which existed between the companies prior to September 1999. Accordingly, the Company no longer views WFSG and its subsidiaries as affiliated parties.

Relationships Prior to September 1999

      Prior to September 1999, we had a number of contractual relationships with WFSG and its affiliates. The Company's business affairs and day-to-day operations were managed by a subsidiary of WFSG, pursuant to a management agreement and the Company had entered into loan servicing agreements with Wilshire Credit Corporation ("WCC"), an affiliate of WFSG, and Wilshire Servicing Company U.K. Limited, a wholly-owned subsidiary of WFSG (collectively, the "Servicers"). Under these servicing agreements, the Servicers provided loan and real property management services to us, including billing, portfolio administration and collection services. In return, we agreed to pay each of the Servicers a fee at market rates for servicing our investments and to reimburse them for certain out-of-pocket costs. During 1999, servicing fees and reimbursement for expenses totaled $256,000 and $49,000, respectively and management fees under the Management Agreement totaled $2,404,000. We prepaid $3.2 million of future service fees as part of the WFSG and WCC restructuring described below, although WFSG had disputed this amount in the past (as well as servicing eligibility for application of the credit), suggesting that the original amount was $2.3 million.

Conflicts relating to WFSG's Restructuring

      A conflict of interest also arose out of our status as a creditor of WFSG in connection with its debt restructuring. In addition to holding certain of WFSG's publicly traded notes, we had an outstanding receivable of approximately $17.0 million from WFSG, which bore interest at 13% per annum. WFSG incurred significant losses as a result of adverse market conditions in 1998 and on March 3, 1999 filed a prepackaged plan of reorganization (the "Restructuring Plan") with the U.S. Bankruptcy Court for the District of Delaware as part of a voluntary bankruptcy filing under Chapter 11 of the U.S. Bankruptcy Code. Prior to the solicitation of WFSG's Restructuring Plan, the unofficial noteholders committee of WFSG (which did not include the Company) negotiated a compromise and settlement of the Company's claim against WFSG in respect of the $17.0 million receivable. The Company was represented by its independent directors in connection with the compromise and settlement negotiations. Under this compromise and settlement, if the Company funded the full amount of the debtor-in-possession facility described below, the Company would have received a new note for the full amount of the receivable bearing interest at 6% per annum, payable monthly in arrears and treated the same as the other holders of WFSG's 13% Series B Notes. The business decision to provide the debtor-in-possession facility was based on the independent directors' desire to obtain the best possible treatment for the Company's holdings of WFSG's 13% Series B Notes and the account receivable due from WFSG and the fact that the debtor-in-possession facility had priority as a matter of law and was fully secured by the stock of WFSG's banking subsidiary, First Bank of Beverly Hills, F.S.B. Without funding of the debtor-in-possession facility, it is unlikely that the Company would have received as favorable treatment for its investments. The new note would bear interest at 6%, and therefore, the carrying value of the receivable was reduced by $5.9 million at December 31, 1998 to reflect the reduction in interest rate.

      The Restructuring Plan was approved by the court on April 12, 1999 and, on June 10, 1999, WFSG emerged from bankruptcy pursuant to the Restructuring Plan. As part of the Plan, during the quarter ended March 31, 1999, the Company agreed to provide WFSG with debtor-in-possession financing pursuant to which the Company agreed to lend up to $10.0 million (the "DIP Facility"). The DIP Facility bears interest at a rate of 12% per annum and is secured by the stock of First Bank of Beverly Hills, FSB, WFSG's savings bank subsidiary. The DIP Facility matures on February 29, 2004 and repayment is made through fully amortizing principal and interest payments commencing on February 29, 2000. Prior to February 29, 2000, only interest payments are required. The Company loaned $5.0 million under the DIP Facility on March 3, 1999 and did not provide WFSG with the remaining balance. Accordingly, under the agreement negotiated by the Company's Independent Directors with WFSG and its creditors, 50%, or approximately $8.5 million, of WFSG's obligation was treated pari passu with the claims of WFSG's noteholders and converted, together with approximately $21.4 million (in principal plus accrued but unpaid interest) of WFSG's 13% Series B Notes, to 2,874,791 shares of newly issued common stock of WFSG on June 10, 1999, the effective date of the Restructuring Plan. Additionally, on the effective date of the Restructuring Plan, the Company acquired approximately $8.5 million in principal amount of WFSG's 6% Convertible PIK Notes due 2006 (the "PIK Notes") in exchange for the remaining 50% of the $17.0 million intercompany receivable owed by WFSG to the Company.

      In connection with the restructuring of WCC's debt, we paid $15 million to WCC in January 1999, consisting of a payment of amounts owed by the Company to WCC of $11.8 million and the prepayment of $3.2 million of future service fees for a release of a guarantee by the Company of $35 million of WCC's indebtedness and of any and all claims against us by the guaranteed party. At that time, we had approximately $3.2 million of prepaid future service fees with WCC. However, this figure (as well as servicing eligibility for application of the credit) had been disputed by WFSG in the past, which claimed that the amount owed to WCC was approximately $900,000 higher thereby reducing the amount of the prepayment credit to $2.3 million.

Relations Following September 1999

      As noted above, the Company is engaged in an ongoing dispute with WFSG relating to the termination of the extensive contractual and other relationships which formerly existed between the companies. The decision to become internally managed and cease to utilize the services of WFSG and its affiliates has resulted in disputes between the Company and WFSG, which include disputes over the termination of the Management Agreement, the applicability of a facilities sharing agreement and other matters.

      Notwithstanding the foregoing, the Company has sought to discuss the parties' disagreements with a view to reaching an amicable arrangement for severing the relationships between WFSG and the Company. As a result of the Company's overtures, the Company and WFSG began discussions to resolve their differences in late September 1999. In connection with this matter, the Company, without admission, recorded a reserve for potential resolution of disputes with WFSG of $4.1 million at September 30, 1999. Subsequently, the Company entered into a partial settlement agreement dated as of December 10, 1999 with WFSG, pursuant to which the Company repurchased 992,687 shares of its common stock (the "Shares"), representing approximately 8.7% of shares outstanding, in a non-cash transaction from WFSG. The Shares, as well as 1,112,500 of options and cumulative dividends payable on the Shares, were received in exchange for a reduction in value of a PIK note owed by WFSG to the Company. The Shares and options represented WFSG's entire ownership interest in the Company.

      In October 1999, the Company also purchased from WFSG approximately $20.9 million of mortgage-backed securities from WFSG as part of these settlement discussions.

      In March 2000, we terminated the servicing relationship in the United Kingdom with the European Servicer and transferred this servicing to an unaffiliated third party. We also terminated all loan and real property servicing in the United States with WCC, reserving our rights to do so with respect to certain mortgage-backed securities.

      On February 18, 2000, after the Company received permission from the court to do so, the Company filed a Second Amended Complaint which added claims against WFSG and its affiliated companies as follows: claims for declaratory relief that WFSG is entitled to no termination fee under the Management Agreement; seeking an accounting from WCC regarding the use of funds from lockbox accounts used to service assets which the Company owns or in which the Company has a beneficial interest; declaring the Company's entitlement to use prepaid service fees for the servicing of assets serviced under pooling and servicing agreements; and declaring WFSG to be in default of its Debtor-in-Possession ("DIP") loan agreement with the Company and declaring that the balance of $5.0 million is immediately due and payable. On March 2, 2000, WFSG filed an answer disputing each of the counterclaims added by the Second Amended Complaint, and realleging the counterclaims included in WFSG's original answer and counterclaim. Considerable discovery remains to be completed, and it is thus not possible to predict the outcome of the case. The case is scheduled for trial in October 2000. The Company intends to pursue its claims against WFSG and to defend the counterclaims filed by WFSG against the Company vigorously. At December 31, 1999, the balance of the reserve for potential resolution of disputes with WFSG was $2.3 million.

PART IV

      ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

      (a)   Financial Statements

            Consolidated Statements of Financial Condition at December 31, 1999 and 1998
            Consolidated Statements of Operations for the Years Ended December 31, 1999 and 1998
            Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1999 and 1998
            Consolidated Statements of Cash Flow for the Years Ended December 31, 1999 and 1998

            All financial statement schedules of the Company are omitted because they are not required or are not applicable.

      (b) Reports on Form 8-K filed during the fourth quarter of the period covered by this report:

            (i)   Current Report on Form 8-K filed November 15, 1999;
            (ii)  Current Report on Form 8-K filed December 17, 1999; and
            (iii) Current Report on Form 8-K filed December 23, 1999.

      (c)   Exhibits

            See Exhibit Index immediately following the signature pages.

                          INDEX TO FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----

Report of Independent Auditors - Ernst & Young LLP.......................... F-2
Report of Independent Public Accountants - Arthur Andersen LLP.............. F-3
Consolidated Financial Statements:
Consolidated Statements of Financial Condition at December 31, 1999
  and 1998.................................................................. F-4
Consolidated Statements of Operations for the years ended December 31,
  1999 and 1998............................................................. F-5
Consolidated Statements of Stockholders' Equity for the years ended
  December 31, 1999 and 1998................................................ F-6
Consolidated Statements of Cash Flows for the years ended December 31,
  1999 and 1998............................................................. F-7
Notes to Consolidated Financial Statements.................................. F-8

               REPORT OF INDEPENDENT AUDITORS - ERNST & YOUNG LLP

To the Board of Directors and Stockholders of Wilshire Real Estate Investment
Inc.

      We have audited the accompanying consolidated statement of financial condition of Wilshire Real Estate Investment Inc. and Subsidiaries (the "Company") as of December 31, 1999, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

      We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wilshire Real Estate Investment Inc. and Subsidiaries as of December 31, 1999, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

                              /S/ ERNST & YOUNG LLP

Los Angeles, California
February 11, 2000

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Wilshire Real Estate Investment
Inc.

      We have audited the accompanying consolidated statement of financial condition of Wilshire Real Estate Investment Inc. and Subsidiaries (the "Company") as of December 31, 1998, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wilshire Real Estate Investment Inc. and Subsidiaries as of December 31, 1998, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

                             /S/ ARTHUR ANDERSEN LLP

Los Angeles, California
March 19, 1999

              WILSHIRE REAL ESTATE INVESTMENT INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (Dollars in thousands)

                                                                                    December 31,
                                                                               ----------------------
                                                                                 1999         1998
                                                                               ---------    ---------
Assets
  Cash and cash equivalents                                                    $   5,862    $   4,782
  Securities available for sale, at fair value                                   104,572      158,738
  Loans held for sale, net                                                            --       44,006
  Loans, net                                                                      30,459       69,124
  Discounted loans, net                                                            1,175        2,498
  Investments in real estate held for sale, net                                   63,225       85,005
  Investment in WFSG, at fair value                                                3,953           --
  Notes receivable from WFSG                                                       5,275           --
  Due from WFSG                                                                       --       12,352
  Accrued interest receivable                                                      1,108        1,939
  Prepaid service fees to WCC                                                      2,974           --
  Other assets                                                                     2,209        2,673
                                                                               ---------    ---------
  Total assets                                                                 $ 220,812    $ 381,117
                                                                               =========    =========

Liabilities and Stockholders' Equity
  Liabilities:
  Short-term borrowings                                                        $  96,815    $ 225,566
  Other borrowings                                                                64,412       60,577
  Accounts payable and accrued liabilities                                         4,623        6,233
  Due to WCC                                                                          --       11,698
  Dividends payable                                                                4,090        4,600
                                                                               ---------    ---------
   Total liabilities                                                             169,940      308,674
                                                                               ---------    ---------

  Commitments and contingencies (Note 12)

  Stockholders' Equity:
  Preferred stock, $.0001 par value; 25,000,000 shares authorized; no shares
     issued and outstanding                                                          --           --
  Common stock, $.0001 par value; 200,000,000 shares authorized;
     11,500,000 shares issued; and 10,507,313 and 11,500,000
     shares outstanding in 1999 and 1998, respectively                           166,981      166,981
  Treasury stock; 992,687 common shares, at cost                                  (2,171)          --
  Accumulated deficit                                                            (90,915)     (64,093)
  Accumulated other comprehensive loss                                           (23,023)     (30,445)
                                                                               ---------    ---------
   Total stockholders' equity                                                     50,872       72,443
                                                                               ---------    ---------
  Total liabilities and stockholders' equity                                   $ 220,812    $ 381,117
                                                                               =========    =========

The accompanying notes are an integral part of these consolidated financial statements.

              WILSHIRE REAL ESTATE INVESTMENT INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (Dollars in thousands, except share data)

                                                                        Year Ended December 31,
                                                                        ----------------------
                                                                          1999         1998
                                                                        ---------    ---------
Net Interest Income:
     Loans held for sale, loans and discounted loans                    $   6,740    $  10,838
     Securities                                                            15,342       15,709
     Other investments                                                        604        1,145
                                                                        ---------    ---------
         Total interest income                                             22,686       27,692
     Interest expense                                                      12,897       13,608
                                                                        ---------    ---------
         Net interest income before provision for loan losses               9,789       14,084
     (Recapture) provision for loan losses                                 (1,150)      11,842
                                                                        ---------    ---------
         Net interest income after provision for loan losses               10,939        2,242

Real Estate Operations:
     Operating income                                                       7,148        4,939
     Operating expense                                                       (205)        (345)
     Interest expense                                                      (4,546)      (2,853)
     Gain on sale of real estate                                            1,042           --
     Provision for losses                                                    (892)          --
     Depreciation                                                          (1,102)        (963)
                                                                        ---------    ---------
         Total real estate operations                                       1,445          778

Other Operating (Loss) Income:
     Market valuation losses and impairments                              (30,029)     (54,822)
     Provision for disputes with WFSG (Note 2)                             (4,077)          --
     Gain on sale of securities                                             1,326          943
     Gain on sale of loans                                                     --        1,320
     Gain (loss) on foreign currency translation                              (66)          23
     Other income                                                             246           --
                                                                        ---------    ---------
         Total other operating loss                                       (32,600)     (52,536)

Operating Expenses:
     Compensation and employee benefits                                     1,353           --
     Management fees                                                        2,404        3,179
     Professional fees                                                      1,250        1,220
     Servicing fees                                                           256          691
     Loan expenses                                                             49          500
     Other                                                                  1,119        1,282
                                                                        ---------    ---------
         Total operating expenses                                           6,431        6,872
                                                                        ---------    ---------

NET LOSS                                                                $ (26,647)   $ (56,388)
                                                                        =========    =========

BASIC AND DILUTED NET LOSS PER SHARE                                    $   (2.33)   $   (4.94)
WEIGHTED AVERAGE SHARES OUTSTANDING                                     11,442,921   11,421,933

The accompanying notes are an integral part of these consolidated financial statements.

              WILSHIRE REAL ESTATE INVESTMENT INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (Dollars in thousands)

                                              Common Stock              Treasury Stock                      Accumulated Other
                                       ---------------------------------------------------     Accumulated    Comprehensive
                                       Shares (1)         Amount      Shares        Amount       Deficit           Loss     Total
                                       ----------         ------      ------        ------       -------           ----     -----
Initial capital                                --    $         2          --   $        --   $        --    $        --    $      2
Issuance of common stock               11,500,000        166,979          --            --            --             --     166,979
Comprehensive loss:
  Net loss                                     --             --          --            --       (56,388)            --     (56,388)
  Other comprehensive loss:
   Foreign currency translation                --             --          --            --            --             (7)         (7)
   Unrealized holding losses on
     securities available for sale             --             --          --            --            --        (67,817)    (67,817)
   Reclassification adjustment for
     losses on securities included in
     net loss                                  --             --          --            --            --         37,379      37,379
                                                                                                                           --------
Total comprehensive loss                                                                                                    (86,833)
Dividends declared                             --             --          --            --        (7,705)            --      (7,705)
                                       --------------------------------------------------------------------------------------------
Balance at December 31, 1998           11,500,000        166,981          --            --       (64,093)       (30,445)     72,443
Comprehensive loss:
  Net loss                                     --             --          --            --       (26,647)            --     (26,647)
  Other comprehensive loss:
   Foreign currency translation                --             --          --            --            --           (148)       (148)
   Unrealized holding losses on
     securities available for sale             --             --          --            --            --        (12,015)    (12,015)
   Reclassification adjustment for
     losses on securities included in
     net loss                                  --             --          --            --            --         19,585      19,585
                                                                                                                           --------
Total comprehensive loss                                                                                                    (19,225)
Treasury stock acquired (Note 2)         (992,687)            --     992,687        (2,171)           --             --      (2,171)
Recourse loans to officers to
  acquire stock                                --             --          --            --          (198)            --        (198)
Discount on dividend purchase                  --             --          --            --            23             --          23
                                       --------------------------------------------------------------------------------------------
Balance at December 31, 1999           10,507,313    $   166,981     992,687   $    (2,171)  $   (90,915)   $   (23,023)   $ 50,872
                                       ============================================================================================

----------
(1)   Issued and outstanding.

The accompanying notes are an integral part of these consolidated financial statements.

              WILSHIRE REAL ESTATE INVESTMENT INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                              Year Ended December 31,
                                                              -----------------------
                                                                 1999         1998
                                                              ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                    $ (26,647)   $ (56,388)
  Adjustments to reconcile net loss to net cash (used in)
   provided by (used in) operating activities:
   Depreciation                                                   1,102          963
   Amortization of premiums and accretion of discounts, net        (377)      (1,322)
   (Recapture) provision for loan losses                         (1,150)      11,842
   Provision for losses on real estate                              892           --
   Market valuation losses and impairments                       30,029       54,822
   Loss on foreign currency translation                              24           --
   Gain on sale of securities                                    (1,326)        (943)
   Gain on sale of loans                                             --       (1,320)
   Gain on sale of real estate                                   (1,042)          --
   Change in:
    Receivables from WFSG and its affiliates, net                (9,344)      (6,591)
    Provision for claims with WFSG                                2,284           --
    Accrued interest receivable                                     792       (1,939)
    Prepaid service fees to WCC                                  (2,974)          --
    Other assets                                                   (559)      (2,673)
    Accounts payable and accrued liabilities                     (3,919)       8,033
                                                              ---------    ---------
  Net cash (used in) provided by operating activities           (12,215)       4,484
                                                              ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of securities available for sale                     (30,420)    (365,919)
  Repayments of securities available for sale                    19,588        5,517
  Proceeds from sale of securities available for sale            46,585      133,327
  Purchase of loans and discounted loans                           (663)    (672,919)
  Principal repayments on loans and discounted loans             39,802       21,907
  Proceeds from sale of real estate                              20,131           --
  Proceeds from sale of loans                                    48,366      515,386
  Investments in real estate                                       (223)     (85,648)
  DIP loan advanced to WFSG                                      (5,000)          --
  Other                                                             117          428
                                                              ---------    ---------

  Net cash provided by (used in) investing activities           138,283     (447,921)
                                                              ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from short-term borrowings                            22,301      529,851
  Repayments on short-term borrowings                          (132,162)    (306,085)
  Proceeds from securitized mortgage obligations                     --      372,318
  Repayment of securitized mortgage obligations                      --     (372,318)
  Proceeds from other borrowings                                     --       60,940
  Repayments on other borrowings                                (14,622)        (363)
  Dividend payments on common stock                                (486)      (3,105)
  Proceeds from issuance of common stock                             --      166,981
                                                              ---------    ---------
   Net cash (used in) provided by financing activities         (124,969)     448,219
                                                              ---------    ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                             (19)          --
                                                              ---------    ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS                         1,080        4,782
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                  4,782           --
                                                              ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $   5,862    $   4,782
                                                              =========    =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid for interest                                     $  19,589    $  12,655
   Cash paid for taxes                                        $      --    $      --
NONCASH FINANCING AND INVESTING ACTIVITIES:
   Investment in WFSG                                         $   3,104    $      --
   Purchase of treasury stock and securities available for
    sale                                                      $  (4,591)   $      --
   Common stock dividend declared but not paid                $      --    $   4,600
   Additions to investment in real estate acquired in
    settlement of loans                                       $      --    $     348

The accompanying notes are an integral part of these consolidated financial statements.

              WILSHIRE REAL ESTATE INVESTMENT INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Dollars in thousands, except share data)

NOTE 1 - ORGANIZATION AND RELATIONSHIPS

      The Company was originally incorporated as Wilshire Real Estate Investment Trust Inc. in the State of Maryland on October 24, 1997. However, in order to benefit from significant net operating loss carryforwards and to avoid any risk of not qualifying as a real estate investment trust ("REIT"), the Company, with the approval of its shareholders, elected in September 1999 not to be taxed as a REIT, and the Company's name was changed to Wilshire Real Estate Investment Inc. The Company was initially formed with a capital investment of $2 thousand. On April 6, 1998, the Company was capitalized with the sale of 11,500,000 shares of common stock, par value $.0001 per share, at a price of $16.00 per share (the "Offering"). Total net proceeds of the Offering after underwriting and offering expenses were $167.0 million.

      During the third quarter of 1999, the Company decided to become internally managed and retained senior executives and other employees to implement this decision. Prior to this decision and subject to the supervision of the Company's Board of Directors, the Company's business affairs and day-to-day operations had been managed by Wilshire Realty Services Corporation ("WRSC"), a wholly-owned subsidiary of Wilshire Financial Services Group Inc. ("WFSG"), pursuant to a management agreement (the "Management Agreement"). The decision to become internally managed and cease to utilize the services of WRSC has resulted in disputes between the Company, on the one hand, and WFSG and certain of its affiliates on the other (see Note 2).

NOTE 2 - RELATIONSHIP WITH WFSG AND ITS AFFILIATES

      The Company is engaged in an ongoing dispute with WFSG relating to the termination of the contractual and other relationships which formerly existed between the companies. Prior to September 1999, the Company's business affairs and day-to-day operations had been managed by WRSC, a wholly-owned subsidiary of WFSG, and the Company and WFSG had the same senior management team, though the Company had a significantly different shareholder base and the majority of its directors were independent. In addition, the Company and WFSG had other significant contractual relationships relating to the servicing of real estate related assets and also had certain cross shareholdings. Relations between the Company and WFSG declined during WFSG's bankruptcy restructuring in 1999 primarily as a result of the Company's concerns over WFSG's abilities to perform its obligations and the exclusion of the Company from the restructuring process and decisions about WFSG's strategic direction. Relations deteriorated further when the Company was notified that WFSG had terminated its Chief Executive Officer, Andrew Wiederhorn, and its President, Lawrence Mendelsohn, from their duties as employees of WFSG and its subsidiaries. Concerns about WFSG's abilities to perform its obligations, the termination of Wiederhorn and Mendelsohn, uncertainties about new management and concerns over WFSG's strategic direction led the Company and its independent directors to reassess its relationship with WFSG and ultimately to the decision to become internally managed and not rely on WFSG for the provision of services.

      The Company, on behalf of itself and all of its subsidiaries and affiliates, Andrew A. Wiederhorn, and Lawrence A. Mendelsohn, entered into a partial settlement agreement dated as of December 10, 1999 with WFSG, on behalf of all of its subsidiaries and affiliates, other than First Bank of Beverly Hills, F.S.B. (the "Partial Settlement Agreement"). Under the terms of the Partial Settlement Agreement, the Company repurchased 992,687 shares of its common stock (the "Shares"), representing approximately 8.6% of shares outstanding, in a non-cash transaction from WFSG. The Shares, as well as 1,112,500 of options (see Note 13) and cumulative dividends payable on the Shares, were received in exchange for a reduction in the amount of a pay-in-kind ("PIK") note owed by WFSG to the Company in the amount of $5.8 million. The Shares and options represented WFSG's entire ownership interest in the Company.

      Though negotiations are still continuing, the Company and WFSG have been unable as of February 11, 2000 to resolve the remaining matters in dispute and there is an increased likelihood that the parties will need to litigate to resolve the remaining matters in dispute, which include WFSG's claim that it is entitled to a termination fee under the Management Agreement. Following a partial settlement of disputes with WFSG, the balance of the reserve for potential resolution of disputes with WFSG was $2.3 million at December 31, 1999.

Transactions with WFSG and its Affiliates

      On March 3, 1999, WFSG submitted a prepackaged plan of reorganization as part of a Chapter 11 bankruptcy filing in the Federal Court of Wilmington, Delaware. On June 10, 1999, WFSG's bankruptcy reorganization was consummated.

              WILSHIRE REAL ESTATE INVESTMENT INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Dollars in thousands, except share data)

      Through its independent directors, the Company was a party to some of the restructuring negotiations since the Company owned $20 million in principal amount of WFSG's 13% Series B Notes and had a $17.0 million unsecured receivable from WFSG, bearing interest at 13%. In January 1999, the Company entered into an agreement to provide WFSG with debtor-in-possession financing of up to $10.0 million (the "DIP Facility") as part of a compromise and settlement of the $17.0 million receivable due from WFSG. Under this compromise and settlement, if the Company funded the full amount of the DIP Facility, the Company would have received a new note for the full amount of the receivable, bearing interest at 6% per annum payable monthly in arrears. The DIP Facility bears interest at 12% and is secured by the stock of First Bank of Beverly Hills, FSB, WFSG's savings bank subsidiary, and its holding company, Wilshire Acquisitions Corporation. The DIP Facility matures on February 29, 2004 and repayment is made through fully amortizing principal and interest payments commencing on February 29, 2000. Prior to February 29, 2000, only interest payments are required. The Company funded $5.0 million of the DIP Facility on March 3, 1999 but did not provide WFSG with the remaining half. Accordingly, under the agreement negotiated by the Company's independent directors with WFSG and its creditors, 50%, or approximately $8.5 million, of WFSG's obligation was treated pari passu with the claims of WFSG's noteholders and converted, together with approximately $21.4 million (in principal plus accrued but unpaid interest) of WFSG's 13% Series B Notes, to 2,874,791 shares of newly issued common stock of WFSG on June 10, 1999, the effective date of the restructuring plan. Additionally, on the effective date of the restructuring plan, the Company received approximately $8.5 million in principal amount of WFSG's 6% Convertible PIK Notes due 2006 (the "PIK Notes") in exchange for the remaining 50% of the $17.0 million receivable due from WFSG. Following the completion of WFSG's restructuring plan, the Company held 2,874,791 shares, or approximately 14.4%, of common stock of WFSG.

      In the first quarter of 1999, the Company remitted $15 million to WCC. This payment relieved the Company of its payable to WCC (approximately $11.8 million) and its guarantee of certain WCC indebtedness. The difference between the $15 million payment and the payable balance of approximately $3.2 million represents an undiscounted prepayment of future service fees to be charged by WCC to the Company, although WFSG had disputed this amount in the past (as well as servicing eligibility for application of the credit), suggesting that the original amount was $2.3 million (unaudited). At December 31, 1999, the balance of the unused prepaid service fees was reduced to $3.0 million.

      The following table sets forth the Company's transactions with WFSG and its affiliates as of December 31, 1998 and 1999.

             The Company's Transactions With WFSG and Its Affiliates

                                                      December 31,
                                           ---------------------------------
                                                1998                 1999
                                           ------------         ------------
Type of Investment

WFSG's 13% Series B Notes ............     $  9,933,000(1)      $         --
Due from WFSG ........................       12,352,000                   --
Due to WCC ...........................      (11,698,000)
Other Borrowings .....................      (13,076,000)(3)       (2,569,000)(3)
PIK Notes ............................               --                   --(2)
WFSG Common Stock ....................               --            3,953,000(4)
DIP Facility .........................               --            5,000,000(5)
Other Notes Receivable from WFSG .....               --              275,000(2)
Prepaid Service Fees to WCC ..........               --            2,974,000

----------

(1) Based on the value of the 13% Series B Notes as shown in the Company's consolidated financial statements as of December 31, 1998. The principal amount of the 13% Series B Notes held by the Company was $20 million.
(2) In October 1999, the Company acquired approximately $20,9 million of mortgage-backed securities from WFSG by assuming short-term borrowing of $18.5 million and a $2.4 million reduction in the carrying amount of the PIK Notes. In December 1999, the Company entered into a partial settlement agreement with WFSG which included the repurchase of 992,687 shares of the Company's common stock. As a result of these non-cash settlements, the balance of the PIK Notes were paid off and a new note for $275,000 was created.
(3) Investments in real estate were pledged against these loans. Subsequent to December 31, 1999, the Company repaid these loans in full.
(4) Based on $1.375 per share. WFSG's common stock currently trades on the OTC Bulletin Board and the closing price as of December 31, 199 was $1.375 per share.
(5) The DIP Facility no longer has priority over other creditors and will be treated like any other secured loan.

              WILSHIRE REAL ESTATE INVESTMENT INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Dollars in thousands, except share data)

      The effect of the various transactions between the Company and WFSG and its affiliates are summarized below for the years ended December 31:

                                                           1999          1998
                                                         --------      --------
Interest income (1) ................................     $  1,887      $  1,639
Interest expense ...................................           --           344
                                                         --------      --------
                                                            1,887         1,295

Provision for loan losses ..........................        2,699         5,937
                                                         --------      --------
                                                             (812)       (4,642)
Real estate operations, net (2) ....................           46           (33)

Other operating income:
      Market valuation losses and impairments ......      (10,443)      (11,346)
      Provision for disputes with WFSG .............       (4,077)           --
                                                         --------      --------
                                                          (15,286)      (16,021)
Operating expenses .................................        2,260         3,870
                                                         --------      --------
                                                         $(17,546)     $(19,891)
                                                         ========      ========

----------
(1) Does not include interest income on MBS securities resulting from securitizations by WFSG or its affiliates.
(2) Does not include rental income paid by third parties on properties partially financed by WFSG or its affiliates.

Servicing Arrangements

      Prior to the disputes with WFSG, the Company entered into loan servicing agreements with Wilshire Credit Corporation ("WCC"), an affiliate of WFSG, and Wilshire Servicing Company U.K. Limited, a wholly-owned subsidiary of WFSG (the "European Servicer" and with WCC, the "Servicers"). Under these servicing agreements, the Servicers provided loan and real property management services to the Company, including billing, portfolio administration and collection services. In return, the Company agreed to pay each of the Servicers a fee at market rates for servicing the Company's investments and to reimburse them for certain out-of-pocket costs.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Nature of Operations - The operations of the Company consist primarily of the acquisition of pools of performing, sub-performing and non-performing residential and commercial mortgage loans, as well as commercial real estate and mortgage-backed securities. The Company's primary sources of revenue are from loans, mortgage-backed securities and real estate.

      The Company was incorporated in the State of Maryland on October 24, 1997. Prior to April 6, 1998, the Company had substantially no operating activity.

      Principles of Consolidation - The accompanying consolidated financial statements include the accounts of Wilshire Real Estate Investment Inc. and its four subsidiaries, including Wilshire Real Estate Partnership L.P. ("WREP"), Wilshire Real Estate Partnership 1998-1 LLC, Wilshire REIT 1998-1 and WREP Islands Limited. Intercompany accounts have been eliminated in consolidation.

      Use of Estimates in the Preparation of the Consolidated Financial Statements-The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Significant estimates include valuation allowances for loans and real estate owned, the determination of fair values of certain financial instruments for which there is no active market, the allocation of basis between assets sold and retained, the evaluation of other than temporary market value declines, and the selection of yields utilized to recognize interest income on certain mortgage-backed securities. Estimates and assumptions also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Cash and Cash Equivalents - For purposes of reporting the consolidated financial condition and cash flows, cash and cash equivalents include cash and due from banks, federal funds sold and securities with original maturities of 90 days or less.

              WILSHIRE REAL ESTATE INVESTMENT INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Dollars in thousands, except share data)

      Securities Available For Sale - Securities available for sale include mortgage-backed securities and other securities that are designated as assets available for sale because the Company does not intend to hold them to maturity. Securities available for sale are carried at estimated fair values with the net unrealized gains or losses reported in accumulated other comprehensive loss, which is included as a separate component in stockholders' equity. The Company records its securities portfolio at estimated fair value at the end of each month based upon available broker/dealer valuations, subject to an internal review process. For those securities that do not have an available market quotation, the Company requests market values and underlying assumptions from the various broker/dealers that underwrote the securities, are currently financing the securities, or have had prior experience with the securities. As of each reporting period, the Company evaluates whether and to what extent any decline in the estimated fair values is to be recognized in earnings as other than temporary. Other than temporary declines in the carrying value of securities, if any, are charged to earnings and the basis of each security is adjusted, accordingly. At disposition, the realized net gain or loss is included in earnings on a specific identification basis. The amortization of premiums and accretion of discounts are computed using the interest method after considering actual and estimated prepayment rates, if applicable. Actual prepayment experience and the yields are reviewed at least quarterly. The Company considers securities available for sale to be impaired if the Company is unable to demonstrate the ability to hold such asset until a temporary decline in the market value reverses or the anticipated cash flows on such asset are not expected to exceed the Company's amortized basis in such asset. The Company currently believes that it has a reasonable expectation to recover its amortized basis in securities available for sale based on its post-impairment basis in these securities.

      Loans Held for Sale, Loans, Discounted Loans and Allowance for Loan Losses
- The Company acquires performing loan portfolios for prices generally at par or at a premium or discount to the principal face amount (i.e., unpaid principal balance plus accrued interest) and re-performing and sub-performing loan portfolios for prices generally at or below their principal amount. Non-performing loans are generally acquired at discounts to the principal face amount. Purchased sub-performing and non-performing loans are generally classified as discounted loans in the consolidated statement of financial condition. Loans that have been identified as likely to be sold are classified as loans held for sale in the consolidated statement of financial condition. Loans other than discounted loans and loans held for sale are classified as loans.

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

              WILSHIRE REAL ESTATE INVESTMENT INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Dollars in thousands, except share data)

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

      Investments In Real Estate - Real estate purchased directly is originally recorded at the purchase price. Real estate acquired in settlement of loans is originally recorded at fair value less estimated costs to sell. Any excess of net loan cost basis over the fair value less estimated selling costs of real estate acquired through foreclosure is charged to the allowance for loan losses. Any subsequent operating expenses or income, reductions in estimated fair values, as well as gains or losses on disposition of such properties, are recorded in current operations. Effective October 1, 1999, the Company holds its investments in real estate as held-for-sale. Depreciation on investments in real estate is computed using the straight-line method over the estimated useful lives of the assets as follows.

      Buildings and improvements..........   35 years
      Tenant improvements.................   Lesser of lease term or useful life

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

      Income Taxes-The Company files its income tax returns with the relevant tax authorities in the United States on a consolidated basis. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided when it is not probable that some portion or all of the deferred tax assets will be realized.

      Net Loss Per Share-Basic EPS excludes dilution and is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

      During the years ended December 31, 1999 and 1998, however, the Company experienced a net loss, which resulted in common stock equivalents having an anti-dilutive effect on earnings per share. Weighted average shares outstanding is therefore equivalent for basic and diluted net loss per share.

      Comprehensive Income-In 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income", which requires companies to report all changes in equity during a period, except those relating to investment by owners and distributions to owners, in a financial statement for the period in which they are recognized. The Company has chosen to disclose comprehensive loss, which encompasses net loss, unrealized holding losses on available for sale securities during the year, realized gain/losses on available for sale securities, and currency translation adjustments, on the face of the accompanying consolidated statements of stockholders' equity.

      Reclassification-Certain items in the consolidated financial statements for 1998 were reclassified to conform to the 1999 presentation.

NOTE 4 - RECENTLY ISSUED ACCOUNTING STANDARDS

      In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the consolidated statement of financial condition as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gain or loss to be offset with the related results

              WILSHIRE REAL ESTATE INVESTMENT INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Dollars in thousands, except share data)

on the hedged item in the consolidated statement of operations, and requires that a company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. Management expects that the Company will adopt SFAS No. 133 (as amended by SFAS No. 137) on January 1, 2001. Management has not yet quantified the impact of adopting SFAS No. 133 on its consolidated financial statements and has not determined the method of its adoption of SFAS No. 133.

NOTE 5 - SECURITIES AVAILABLE FOR SALE

      At December 31, 1999 and 1998, securities available for sale were as follows:

                                                 Gross                  Gross
                                    Amortized  Unrealized             Unrealized
December 31, 1999                   Cost (1)     Gains      Losses    Fair Value
--------------------------------    --------    --------    --------    --------

Mortgage-backed securities .....    $127,799    $  3,487    $ 26,714    $104,572

Other securities ...............          --          --          --          --
                                    --------    --------    --------    --------
                                    $127,799    $  3,487    $ 26,714    $104,572
                                    ========    ========    ========    ========

                                                 Gross                  Gross
                                    Amortized  Unrealized             Unrealized
December 31, 1999                   Cost (1)     Gains      Losses    Fair Value
--------------------------------    --------    --------    --------    --------

Mortgage-backed securities .....    $179,243    $     98    $ 30,536    $148,805

Other securities ...............       9,933          --          --       9,933
                                    --------    --------    --------    --------
                                    $189,176    $     98    $ 30,536    $158,738
                                    ========    ========    ========    ========

----------
(1) The amortized cost of the securities reflects impairment adjustments deemed to be other than temporary. The total amount of impairment write-downs of $19.6 million and $22.4 million has been included in market valuation losses and impairments in the accompanying consolidated statements of operations for the years ended December 31, 1999 and 1998, respectively.

      The Company expects to receive payments on securities over periods that are considerably shorter than the contractual maturities of the securities, which range from 6 to 30 years due to prepayments. At December 31, 1999, the net unrealized loss on available-for-sale mortgage-backed securities totaled approximately $23.2 million. In the opinion of management, these losses represent temporary declines in the fair values of such securities. These unrealized gains and losses are reflected in "Accumulated other comprehensive loss" in stockholders' equity. Should management's estimates of the temporary nature of these market value declines change in the future to other than temporary, such changes would be reflected as losses in the Company's consolidated statement of operations.

      At December 31, 1998, other securities available for sale consisted of $20 million (face value) of 13% WFSG Series B Notes due in 2004 with a carrying value of $9.9 million, net of an impairment write down of $11.3 million, which is included in market valuation losses and impairments described above. WFSG and the unofficial committee of noteholders, representing a majority of the noteholders, agreed to a restructuring of WFSG whereby the noteholders (including holders of WFSG's 13% Series B Notes) exchanged their notes for newly issued common stock in WFSG. Management's valuation of these note holdings of $9.9 million as of December 31, 1998 was based on the Company's ratable portion of WFSG's estimated contemplated reorganization equity.

      At December 31, 1999, substantially all securities available for sale were pledged to secure short-term borrowings and lines of credit (see Note 8).

              WILSHIRE REAL ESTATE INVESTMENT INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Dollars in thousands, except share data)

NOTE 6 - LOANS HELD FOR SALE, LOANS, AND DISCOUNTED LOANS

         The Company's loans are comprised of loans held for sale, loans, and discounted loans. Following is a summary of each loan category by type at December 31, 1999 and 1998:

                                                                     Discounted
December 31, 1999                                           Loans       Loans
-----------------                                           -----       -----
Unpaid principal balance of real estate loans:
     Over four residential units .......................   $    --     $   349
     Commercial ........................................    30,843       3,781
                                                           -------     -------
     Total loans secured by real estate ................    30,843       4,130
Less:
     Allowance for loan losses .........................       343       2,637
     Discount on purchased loans and deferred fees .....        41         318
                                                           -------     -------
                                                           $30,459     $ 1,175
                                                           =======     =======

                                                  Loans Held          Discounted
December 31, 1998                                  for Sale    Loans     Loans
-----------------                                  --------    -----     -----

Unpaid principal balance of real estate loans:
     One to four residential units ..............  $    --   $   411   $    --
     Over four residential units ................       --        --       337
     Commercial .................................   49,725    30,236     7,346
                                                   -------   -------   -------
     Total loans secured by real estate .........   49,725    30,647     7,683
Other (1) .......................................       --    39,316        --
Less:
     Allowance for loan losses ..................    5,594       773     4,741
     Discount on purchased loan and deferred fees      125        66       444
                                                   -------   -------   -------
                                                   $44,006   $69,124   $ 2,498
                                                   =======   =======   =======

----------
(1) Includes $38.6 million of securities under agreement to repurchase. On October 1, 1998, the counterparty filed a petition for reorganization under Chapter 11 in the United States Bankruptcy Court for the District of Oregon. On November 20, 1998, the counterparty and the Company reached an agreement in which the repurchase agreement was converted into a loan. Subsequent to December 31, 1998, the Company sold its interest in this loan and recovered its carrying value. At December 31, 1998 these assets were pledged to secure short-term borrowings (see Note 8).

      As of December 31, 1999 and 1998, the unpaid principal balances of loans with adjustable rates of interest were $26.1 million and $76.2 million, respectively, and loans with fixed rates of interest were $8.8 million and $51.2 million, respectively, before allowances and discounts. Adjustable-rate loans are generally indexed to U.S. Treasury Bills, the FHLB's Eleventh District Cost of Funds Index, LIBOR or Prime and are subject to limitations on the timing and extent of adjustment. Most loans adjust within six months of changes in the index.

      At December 31, 1999 and 1998, loans with an unpaid principal balance of approximately $5.2 million and $4.9 million, respectively, were pledged to secure credit line borrowings included in short-term borrowings. Additionally, other loans of $25 million and $114.0 million, respectively, were pledged to secure repurchase agreements.

              WILSHIRE REAL ESTATE INVESTMENT INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Dollars in thousands, except share data)

         Activity in the allowance for loan losses is summarized as follows:

                                                        Year Ended December 31,
                                                        -----------------------
                                                          1999           1998
                                                        --------       --------
Balance, beginning of period .....................      $ 11,108       $     --
Allocation of purchased loan discounts:
     At acquisition ..............................            --          7,416
     At disposition ..............................            --         (1,312)
Charge offs (1999-WFSG related, Note 2) ..........        (7,364)          (901)
Recoveries .......................................           386             --
(Recapture) provision for loan losses ............        (1,150)         5,905
                                                        --------       --------
Balance, end of period ...........................      $  2,980       $ 11,108
                                                        ========       ========

      During the year ended December 31, 1999, the Company reversed a provision for losses of $3.9 million taken in prior periods for a loan held for sale. The loan was secured by commercial properties in the United Kingdom with a carrying value of approximately $47.9 million. This valuation allowance had been established in 1998 based upon management's estimate at that time of the ultimate recoverability of the asset. This provision reversal was partially offset by a provision for losses on loans of $0.1 million. In addition, the Company recognized a net write-down of $2.7 million in the carrying value of a $17.0 million note receivable from WFSG to reflect the estimated value of the common stock of WFSG received in exchange for a portion of the note.

      During the year ended December 31, 1998, the Company recorded a provision for losses of $11.8 million, of which $5.9 million related to assets classified in loans, loans held for sale or discounted loans. The remaining $5.9 million of provision for losses is not included in the allowance for loan losses activity above, but rather, is attributable to a valuation adjustment recorded on a note receivable from WFSG, and is included in due from WFSG as of December 31, 1998.

      At December 31, 1999, the Company had no impaired loans (other than discounted loans). At December 31, 1998, the Company had impaired loans (other than discounted loans) with a net carrying value of approximately $39.3 million. Substantially all of the balance at December 31, 1998 was accounted for by a single loan, which was paid off subsequent to December 31, 1998 at the approximate carrying value.

      The above amounts do not include impaired discounted loans. Management has determined that generally all discounted loans meet the criteria for impairment and evaluates the carrying values of these loans based on the portfolio approach, rather than a loan-by-loan basis.

      Management estimates are utilized to determine the adequacy of the allowance for loan losses. Estimates are also involved in determining the ultimate recoverability of purchased loans and, consequently, the pricing of purchased loans. These estimates are inherently uncertain and depend on the outcome of future events. Although management believes the level of the allowance is adequate to absorb losses probable in the loan portfolio, rising interest rates, various other economic factors and regulatory requirements may result in increasing levels of losses. Those losses will be recognized if and when these events occur.

              WILSHIRE REAL ESTATE INVESTMENT INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Dollars in thousands, except share data)

NOTE 7 - INVESTMENTS IN REAL ESTATE

      At December 31, 1999 and 1998, the Company's investments in real estate were comprised of the following:

                                                               December 31,
                                                        -----------------------
                                                          1999           1998
                                                        --------       --------
Commercial and multi-family real estate:
Land .............................................      $ 18,355       $ 26,338
Building and improvements ........................        46,349         58,856
Less: Accumulated depreciation ...................        (1,848)          (963)
                                                        --------       --------
                                                          62,856         84,231
Other real estate owned, net .....................           369            774
                                                        --------       --------
                                                        $ 63,225       $ 85,005
                                                        ========       ========

      At December 31, 1999 approximately $40.7 million or 64.3% of the investments in commercial and multi-family real estate were located in the United States and the remainder of commercial or multi-family properties were located in the United Kingdom.

      Investments in real estate are recorded at cost less accumulated depreciation, which, in the opinion of management, is less than the net realizable value of the properties on an individual basis. The Company reviews its investments in real estate for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Effective October 1, 1999, the Company holds its investments in real estate as held for sale at lower of cost or market value.

NOTE 8 - SHORT-TERM BORROWINGS

      Short-term borrowings at December 31, 1999 and 1998 include repurchase agreements, line of credit borrowings and other short-term borrowings. Proceeds from the various credit facilities are used primarily for the acquisition of mortgage-backed securities and loan pools. Following is information about short-term borrowings:

                                                            December 31,
                                                     ---------------------------
                                                        1999            1998
                                                     ------------    -----------
Average balance during the period...............      $  155,473      $ 254,945
Highest amount outstanding during the period....      $  203,742      $ 475,351
Average interest rate - during the period.......            8.2%           7.2%
Average interest rate - end of period...........            8.9%           7.6%

      In certain instances, repurchase agreement lenders on mortgage-backed securities have withheld principal and/or interest payments on such assets in order to reduce outstanding, unpaid margin calls. At December 31, 1999, there were no outstanding unpaid collateral calls. At December 31, 1998, there were approximately $4.0 million of outstanding collateral calls, based on the dealer's market valuation of the underlying collateral, net of withheld principal and interest payments.

NOTE 9 - OTHER BORROWINGS

      At December 31, 1999, the Company had $64.4 million of other borrowings with a weighted average interest rate of 8.04%. Investments in real estate with a carrying amount of $59.6 million and a loan with an unpaid principal balance of $25 million were pledged as collateral against these loans. Included in other borrowings is $2.6 million of mortgage borrowings payable to WFMC 1997-1, a wholly-owned subsidiary of WFSG. Maturities of these borrowings range from 2000 to 2008.

      At December 31, 1998, the Company had $60.6 million of other borrowings with a weighted average interest rate of 8.52%. At December 31, 1998, investments in real estate with a carrying amount of $81.0 million were pledged as collateral against these loans. Included in other borrowings is $13.1 million of mortgage borrowings payable to WFMC 1997-1, a wholly-owned subsidiary of WFSG.

              WILSHIRE REAL ESTATE INVESTMENT INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Dollars in thousands, except share data)

      At December 31, 1999, the contractual repayment terms of other borrowings for each of next five years and the total thereafter is as follows:

                                       Other
                    Year             Borrowings
                    ----             ----------

                    2000            $   2,101
                    2001                2,152
                    2002                2,195
                    2003                2,237
                    2004                2,286
                 Thereafter            53,441
                                     $ 64,412

      The Company is subject to various covenants in the agreements evidencing its indebtedness, including the maintenance of specified amounts of capital. At December 31, 1999, management believes the Company was in compliance with all obligations under the agreements evidencing its indebtedness, as defined in the applicable agreements.

NOTE 10 - DIVIDENDS PAYABLE

      On October 26, 1998, the Company revised the expected payment date of a $0.40 per share cash dividend payable on October 27, 1998 to shareholders of record on September 30, 1998 to January 27, 1999. On December 30, 1998, the Company announced that the status of the dividend payment would be reviewed in approximately three months from that date. At present, the Company has not made the dividend payment. The Company will pay interest, at the rate of 4% per annum, on the amount due calculated from the previously announced payment date through the date of the actual payment.

      In December 1999, the Company purchased the dividend rights to approximately $0.1 million at a 20% discount from a shareholder and $0.4 million from WFSG (see Note 2).

NOTE 11 - INCOME TAXES

      The Company originally was formed with a view of qualifying as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. However, to qualify as a REIT, the Company must first make an affirmative election to be taxed as a REIT when the Company files its federal income tax return.

      Due to the significant potential tax benefits from net operating loss carryforwards of the Company and risks of not qualifying as a REIT, the Company reevaluated its original plan to elect to be taxed as a REIT. On September 10, 1999, the Company's shareholders voted not to elect REIT status and, as a result, the Company will be subject to corporate taxation.

      As of December 31, 1999, the Company had, for U.S. Federal tax purposes, a net operating loss carryforward of approximately $95 million, which begins to expire in 2018. U.S. tax regulations impose limitations on the use of loss carryforwards following certain changes in ownership. If such a change were to occur with respect to the Company, the limitation could significantly reduce the amount of benefits that would be available to offset future taxable income each year, starting with the year of ownership change. To reduce the potential impact of such ownership changes, the Company established a Shareholder Rights Plan dated as of December 23, 1999 and effective January 3, 2000. The Company has not recorded any tax assets for the future benefits of the net operating loss carryforwards.

              WILSHIRE REAL ESTATE INVESTMENT INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Dollars in thousands, except share data)

      A reconciliation, stated as a percentage of pretax loss, of the U.S. federal statutory rate to the effective tax rate on the loss from continuing operations is as follows:

                                                        Year Ended December 31,
                                                        -----------------------
                                                          1999           1998
                                                         ------         ------
U.S. federal statutory rate ......................        (35.0)%        (34.0)%
State taxes, net of federal benefit ..............         (6.9)          (6.9)
Valuation allowance ..............................         41.9           40.6
Other ............................................           --            0.3
                                                         ------         ------
Effective tax rate ...............................          - %            - %
                                                         ======         ======

      The tax effects of temporary differences and carryforwards resulting in deferred income taxes are as follows:

                                                             December 31,
                                                       ------------------------
                                                         1999            1998
                                                       --------        --------

      Loss carryforwards .......................       $ 44,675        $ 21,773
      Unrealized holding losses on
        available for sale securities ..........          8,774          12,205
      Other ....................................          3,842           1,754
                                                       --------        --------
             Subtotal ..........................         57,291        $ 35,732
                                                       --------        --------
Deferred Tax Liabilities:
      Tax mark to market adjustment ............         (8,774)        (12,205)
      Other ....................................             --            (412)
                                                       --------        --------
             Subtotal ..........................         (8,774)        (12,617)
                                                       --------        --------

Valuation allowance ............................        (48,517)        (23,115)
                                                       --------        --------
Net deferred tax asset .........................       $     --        $     --
                                                       ========        ========

      Given the lack of sufficient earnings history, the Company does not believe the recognition of a deferred tax asset is appropriate at this time.

NOTE 12 - COMMITMENTS, CONTINGENCIES & OFF-BALANCE SHEET RISK

      The Company may utilize a wide variety of off-balance sheet financial techniques to assist them in the management of interest rate risk. In hedging the interest rate and/or exchange rate exposure of a foreign currency denominated asset or liability, the Company may enter into hedge transactions to counter movements in the different currencies, as well as interest rates in those currencies. These hedges may be in the form of currency and interest rate swaps, options, and forwards, or combinations thereof.

      At December 31, 1998, the Company was a party to a swap contract in connection with its investment in a commercial mortgage loan secured by real property in the United Kingdom ("UK"). The swap contract, which covered the approximate five year term of the asset and related financing, was intended to hedge the interest rate basis and currency exposure between UK LIBOR (the lending rate) and US LIBOR (the borrowing rate) payments, as well as the principal (notional) amount of the loan which, as of December 31, 1998, was $49.7 million. Under the terms of the agreement, the settlement was in U.S. dollars. During the year ended December 31, 1998, the Company received $937,651 and paid GBP789,082 under the terms of the swap. The loan and the related swap were disposed of subsequent to December 31, 1998.

      The Company was also party to a five-year swap with a notional amount of GBP11,224,000 in connection with its investment in real estate in the UK. Subsequent to December 31, 1998, the terms of the swap were incorporated into the refinancing of the related asset, and the Company was released as a party to the swap.

              WILSHIRE REAL ESTATE INVESTMENT INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Dollars in thousands, except share data)

      At December 31, 1999, the Company had no outstanding off-balance-sheet positions.

      During 1999, the Company engaged a financial advisor to evaluate whether to retain, enhance or dispose of the Company's ownership interest in WFSG. A $1.3 million retainer fee was paid during 1999 and is included in the Company's 1999 consolidated statement of operations. Additionally, if certain conditions are met prior to the expiration date of the arrangement in June 2000, an additional fee of $1.2 million will be due.

      With the exception of disputes with WFSG and its affiliates discussed in
Note 2, the Company is involved in various legal proceedings occurring in the ordinary course of business which the Company believes will not have a material adverse effect on the consolidated financial condition or operations of the Company.

NOTE 13 - STOCK OPTIONS AND RIGHTS

      The Company adopted a non-qualified stock option plan ("the Option Plan") which provides for options to purchase shares of the Company's common stock. The maximum number of shares of common stock that may be issued pursuant to options granted under the Option Plan is 3,500,000 shares.

      In 1998, the Company granted options to WRSC and its independent directors under the Option Plan, representing the right to acquire 1,150,000 shares of common stock. Of these initial grants, 1,135,000 were granted to WRSC and 5,000 were granted to each of the Company's three independent directors. The initial grants of options under the Option Plan to WRSC vest at a rate of 25% per year for each of the first four anniversaries following the closing of the Initial Public Offering ("Offering"), and expire on the tenth anniversary of the Offering. The initial grants to the Independent Directors vest immediately and expire ten years from the date of grant. In the future, newly elected directors will receive 5,000 options on the day they join the Board at an exercise price equivalent to the closing price on that day. In addition, on the last day of each calendar quarter, each Independent Director will receive, on the last day of each quarter, an automatic non-statutory option grant to purchase 1,500 shares of common stock at 110% of the fair market value on that day. Automatic grants will vest one third on each of the first three anniversaries of the grant date and expire on the tenth anniversary of the grant date.

      In conjunction with the partial settlement agreement with WFSG and certain of its affiliates on December 10, 1999 (see Note 2), the Company received 1,112,500 of the options issued to WRSC at the initial public offering, which were subsequently cancelled.

      A summary of the Company's stock options as of and for the year ended December 31, 1999 is presented below:

                                                                     Weighted Average
                                                                         Exercise
                                                          Shares           Price
                                                        ----------        ------
Outstanding at beginning of period ..............               --        $   --
Granted .........................................        1,165,500        $15.89
Forfeited .......................................        2,048,000        $ 4.52
Cancelled/Forfeited .............................       (1,117,500)       $16.00
                                                        ----------
Outstanding at end of period ....................        2,096,000        $ 4.75
                                                        ==========

                                                         Weighted Average      Weighted Average
              Range of                                      Remaining              Exercise
          Exercise Prices                  Shares              Life                 Price
------------------------------------     -----------     -----------------     -----------------
$2.34...............................           4,500             10.00           $   2.48
$2.81-4.26..........................          18,500         9.00-9.50           $   3.57
$3.30-4.53..........................       2,034,500              9.75           $   4.53
$11.28-18.63........................          38,500         8.25-8.75           $  17.37

              WILSHIRE REAL ESTATE INVESTMENT INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Dollars in thousands, except share data)

      A summary of the Company's stock options as of and for the period ended December 31, 1998 is presented below:

                                                                     Weighted Average
                                                                         Exercise
                                                          Shares           Price
                                                        ----------        ------
Outstanding at beginning of period ..............               --        $   --
Granted .........................................        1,168,500        $15.89
Forfeited .......................................           (3,000)       $14.96
                                                        ----------
Outstanding at end of period ....................        1,165,500        $15.89
                                                        ==========

                                                             Weighted       Weighted
                                                              Average        Average
                     Range of                                Remaining      Exercise
                  Exercise Prices               Shares          Life          Price
------------------------------------------    ----------     -----------    ---------
$2.81 - 3.37..............................         9,500        10.00        $  3.08
$11.28....................................         3,000         9.75        $ 11.28
$16.00....................................     1,150,000         9.25        $ 16.00
$18.63....................................         3,000         9.50        $ 18.63

      The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for the Option Plan. Accordingly, no compensation expense has been recognized in the Consolidated Statements of Operations for grants under the Option Plan. Had compensation expense for the Company's Option Plan been determined based on the fair value at the grant date consistent with the methods of SFAS No. 123 "Accounting for Stock Based Compensation", the Company's net loss and loss per share for the year ended December 31, 1999 and 1998 would have been increased to the pro forma amounts indicated below:

                                                     Year ended December 31,
                                                    -------------------------
                                                       1999           1998
                                                    ---------       ---------
Net loss:
    As reported...................................  $ (26,647)      $ (56,388)
    Pro forma.....................................  $ (27,083)      $ (58,265)
Net loss per common and common share equivalent:
   Basic loss per share:
         As reported..............................  $   (2.33)      $   (4.94)
         Pro forma................................  $   (2.37)      $   (5.10)
   Diluted loss per share:
         As reported..............................  $   (2.33)      $   (4.94)
         Pro forma................................  $   (2.37)      $   (5.10)

      There were no options granted in 1999 or 1998 with exercise prices below the market value of the stock at the grant date. The weighted average fair value of options granted during 1999 and 1998 was $0.45 and $3.80, respectively, for options with exercise prices exceeding the market price of the stock at the grant date. Fair values were estimated using the Black-Scholes option-pricing model with the following weighted average assumptions used: 1% dividend yield, expected volatility of 25%, risk-free interest rate of 5.0% and expected lives of three to five years.

      On December 15, 1999, the Company declared a distribution of one right (a "Right") to purchase one one-tenth of a share of the Company's Common Stock for each outstanding share of Common Stock, payable to the stockholders of record on January 3, 2000. The Board of Directors authorized and directed the issuance of one Right with respect to each Common Share issued thereafter until the Distribution Date (as defined in the Rights Agreement) and, in certain circumstances, with respect to Common Shares issued after the Distribution Date. The description and terms of the Rights are set forth in a Rights Agreement between the Corporation and The Bank

              WILSHIRE REAL ESTATE INVESTMENT INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Dollars in thousands, except share data)

of New York, as Rights Agent, dated as of December 23, 1999. The Rights are not exercisable until the Distribution Date and will expire at the close of business on December 23, 2009, unless earlier redeemed by the Corporation.

NOTE 14 - ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

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

                                                           December 31, 1999             December 31, 1998
                                                       --------------------------     ------------------------
                                                        Carrying       Estimated      Carrying      Estimated
                                                         Amount        Fair Value      Amount       Fair Value
                                                       -----------    -----------     ----------   -----------
Assets:
     Cash and cash equivalents.....................   $    5,862      $     5,862    $     4,782   $     4,782
     Mortgage-backed securities available for sale.       104,572         104,572        148,805       148,805
     Other securities available for sale...........             -               -          9,933         9,933
     Loans, loans held for sale, and discounted
        loans, net.................................        31,634          31,727        115,628       117,921
Liabilities:
     Short-term borrowings.........................        96,815          96,815        225,566       225,566
     Other borrowings..............................        64,412          64,412         60,577        60,577

      The methods and assumptions used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value are explained below:

      Cash and cash equivalents-The carrying amounts approximate fair values due to the short-term nature of these instruments.

      Mortgage-backed securities-The fair values of securities are based upon broker dealer quotes, subject to the Company's internal review process.

      Loans, loans held for sale and discounted loans, net-The fair value of discounted loans, which are predominately non-performing loans, is more difficult to estimate due to uncertainties as to the nature, timing and extent to which the loans will be either collected according to original terms, restructured, or foreclosed upon. Discounted loans fair values were estimated using the Company's best judgment for these factors in determining the estimated present value of future net cash flows discounted at a risk-adjusted market rate of return. For other loans, fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type, such as fixed- and adjustable-rate interest terms. The fair values of fixed-rate mortgage loans are based on discounted cash flows utilizing applicable risk-adjusted spreads relative to the current pricing of similar fixed-rate loans as well as anticipated prepayment schedules. The fair values of adjustable-rate mortgage loans are based on discounted cash flows utilizing discount rates that approximate the pricing of available mortgage-backed securities having similar rate and repricing characteristics, as well as anticipated prepayment schedules. No value adjustments have been made for changes in credit within the loan portfolio. It is management's opinion that the allowance for estimated loan losses pertaining to loans results in a fair value adjustment of the credit risk of such loans.

      Short-term borrowings-The carrying amounts of short-term borrowings approximate fair value due to the short-term nature of these instruments.

      Other borrowings-The fair value of other borrowings is estimated based on current market rates for similar borrowings with similar characteristics.

              WILSHIRE REAL ESTATE INVESTMENT INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Dollars in thousands, except share data)

      The fair value estimates presented herein are based on pertinent information available to management as of December 31, 1999 and 1998, respectively. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and therefore, current estimates of fair value may differ significantly from the amounts presented herein.

NOTE 15 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                                                         Quarter Ended
                                                ----------------------------------------------------------------
                                                  December 31,     September 30,      June 30,        March 31,
                                                      1999              1999            1999             1999
                                                ----------------- --------------------------------- ------------
Interest income................................  $    4,517        $    4,805       $    6,280       $    7,084
Interest expense...............................      (3,056)           (2,803)          (3,345)          (3,693)
(Recapture) provision for loan losses..........          --                --               --           (1,150)
                                                 ----------        ----------       ----------       ----------
Net interest income after provision for
    loan losses................................       1,461             2,002            2,935            4,541
Real estate operations, net....................       1,000               597              (91)             (61)
Other operating income (loss)..................         490           (10,096)         (21,761)          (1,233)
Other operating expenses.......................      (2,017)           (1,675)          (1,259)          (1,480)
                                                 ----------        ----------       ----------       ----------
Income (loss) before income taxes..............         934            (9,172)         (20,176)           1,767
Income tax (benefit) provision.................        (200)              200               --               --
                                                 ----------        ----------       ----------       ----------
Net income (loss)..............................  $    1,134        $   (9,372)      $  (20,176)      $    1,767
                                                 ==========        ==========       ==========       ==========
Earnings (loss) per share:
     Basic.....................................  $     0.10        $    (0.82)      $    (1.75)      $     0.15
     Diluted...................................  $     0.10        $    (0.82)      $    (1.75)      $     0.15

                                                                   Quarter Ended
                                                -------------------------------------------------
                                                   December 31,     September 30,      June 30,
                                                       1998             1998             1998
                                                -------------------------------------------------
Interest income................................  $     10,957       $     11,645    $      5,090
Interest expense...............................        (6,095)           (6,012)         (1,501)
Provision for loan losses......................        (8,842)           (3,000)               -
                                                 ------------       ------------    ------------
Net interest (loss) income after provision for
     loan losses...............................        (3,980)             2,633           3,589
Real estate operations, net....................           (13)               428             363
Other operating loss...........................        (3,950)           (48,586)              -
Other operating expenses.......................        (2,607)            (3,355)           (910)
                                                 ------------       ------------    ------------
(Loss) income before income taxes..............       (10,550)           (48,880)          3,042
Income tax provision...........................            --                 --              --
                                                 ------------       ------------    ------------
Net (loss) income..............................  $    (10,550)      $    (48,880)   $      3,042
                                                 ============       ============    ============
(Loss) earnings per share:
      Basic....................................  $      (0.92)      $      (4.25)   $       0.27
      Diluted...............................     $      (0.92)      $      (4.25)   $       0.27

              WILSHIRE REAL ESTATE INVESTMENT INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Dollars in thousands, except share data)

NOTE 16 - PARENT COMPANY INFORMATION

Condensed Statements of Financial Condition

                                                                December 31,
                                                           ---------------------
                                                             1999          1998
                                                           -------       -------
ASSETS
Cash ...............................................       $     4       $     3
Investments in subsidiaries ........................        78,205        97,185
                                                           -------       -------
   Total assets ....................................       $78,209       $97,188
                                                           =======       =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and other liabilities .............       $   235       $   506
Intercompany payable, net ..........................        23,012        19,639
Dividend payable ...................................         4,090         4,600
                                                           -------       -------
   Total liabilities ...............................        27,337        24,745
Contributed and retained equity ....................        50,872        72,443
                                                           -------       -------
   Total liabilities and equity ....................       $78,209       $97,188
                                                           =======       =======

Condensed Statements of Operations

                                                         Year Ended December 31,
                                                         -----------------------
                                                           1999          1998
                                                         ---------     ---------
Total revenues .....................................     $     --      $     --
Total expenses .....................................          412            48
                                                         --------      --------
  Loss before equity in losses of subsidiaries
  and income tax provision .........................         (412)          (48)
Equity in losses of subsidiaries ...................      (26,235)      (56,340)
Income tax provision ...............................           --            --
                                                         --------      --------
Net loss ...........................................     $(26,647)     $(56,388)
                                                         ========      ========

Condensed Statements of Cash Flows

                                                                   Year Ended December 31,
                                                                   -----------------------
                                                                     1999          1998
                                                                   ---------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss .......................................................   $ (26,647)   $ (56,388)
Adjustments to reconcile net loss to net cash provided by
   operating activities:
   Equity in loss of subsidiaries ..............................      26,235       56,340
   Change in:
       Accounts payable and other liabilities ..................        (271)         506
       Intercompany payable ....................................       1,170       19,639
                                                                   ---------    ---------
            Net cash provided by operating activities ..........         487       20,097
                                                                   ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Net investment in subsidiaries ............................          --     (183,970)
                                                                   ---------    ---------
             Net cash used in investing activities .............          --     (183,970)
                                                                   ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Dividend payments on common stock ........................        (486)      (3,105)
      Issuance of capital stock ................................          --      166,981
                                                                   ---------    ---------
             Net cash (used in) provided by financing activities        (486)     163,876
                                                                   ---------    ---------
NET INCREASE IN CASH ...........................................           1            3
CASH:
      Beginning of year ........................................           3           --
                                                                   ---------    ---------
      End of year ..............................................   $       4    $       3
                                                                   =========    =========
NONCASH FINANCING ACTIVITIES:
      Common stock dividend declared but not paid ..............   $      --    $   4,600
      Purchase of treasury stock ...............................   $  (2,171)   $      --

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on March 17, 2000 by the undersigned, thereunto duly authorized.

         Wilshire Real Estate Investment Inc.

                           By: /s/ Lawrence A. Mendelsohn
                           ----------------------------------
                           Lawrence A. Mendelsohn
                           President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 17, 2000 by the following persons on behalf of the Registrant and in the capacities indicated.

                           /s/ Andrew A. Wiederhorn
                           --------------------------------------
                           Andrew A. Wiederhorn
                           Chairman of the Board, Chief Executive
                           Officer, Secretary and Treasurer

                           /s/ Lawrence A. Mendelsohn
                           --------------------------------------
                           Lawrence A.  Mendelsohn
                           President

                           /s/ Chris Tassos
                           --------------------------------------
                           Chris Tassos
                           Executive Vice President and Chief
                           Financial Officer

                           /s/ David C. Egelhoff
                           --------------------------------------
                           David C. Egelhoff
                           Director

                           /s/ Jordan D. Schnitzer
                           --------------------------------------
                           Jordan D. Schnitzer
                           Director

                           /s/ Patrick Terrell
                           --------------------------------------
                           Patrick Terrell
                           Director

                                  Exhibit Index

Exhibit
Number            Description
------            -----------

3.1 Amended and Restated Articles of Incorporation (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999)

3.2 By-laws (Incorporated by reference to the Company's Registration Statement on Form S-11 (Registration No. 333-39035))

10.1 Form of Management Agreement (Incorporated by reference to the Company's Registration Statement on Form S-11 (Registration No. 333-39035))

10.2 Form of Partnership Agreement of Wilshire Real Estate Partnership L.P. (Incorporated by reference to the Company's Registration Statement on Form S-11 (Registration No. 333-39035))

10.3 Form of Stock Option Plan (Incorporated by reference to the Company's Registration Statement on Form S-11 (Registration No. 333-39035))

10.4 Form of Real Estate Asset Servicing Agreement (Incorporated by reference to the Company's Registration Statement on Form S-11 (Registration No. 333-39035))

10.5 Form of services Agreement (Incorporated by reference to the Company's Registration Statement on Form S-11 (Registration No. 333-39035))

10.6 Purchase and Sale Agreement, dated April 7, 1998 among WREP 1998-1 LLC, G.I. Joe's Inc. and PD Properties, L.L.C. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998)

10.7 Amendment No. 1 to Management Agreement dated as of April 6, 1998 between the Company and Wilshire Realty Services Corporation (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
                  1999)

10.8 Loan Servicing Agreement dated as of April 6, 1998 between the Company and Wilshire Credit Corporation (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999)

10.9 Amended and Restated Loan Servicing Agreement dated as of December 23, 1998 between the Company and Wilshire Servicing Company UK Limited (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
                  1998)

*10.10 Employment Agreement dated September 4, 1999 between the Company and Wilshire Real Estate Partnership L.P. and Andrew
                  A. Wiederhorn

*10.11 Employment Agreement dated September 4, 1999 between the Company and Wilshire Real Estate Partnership L.P. and Lawrence
                  A. Mendelsohn

*10.12 Employment Agreement dated October 9, 1999 between the Company and Wilshire Real Estate Partnership L.P. and Chris Tassos

*10.13 Employment Agreement dated October 9, 1999 between the Company and Wilshire Real Estate Partnership L.P. and Robert G. Rosen

*10.14 Employment Agreement dated October 9, 1999 between the Company and Wilshire Real Estate Partnership L.P. and Richard Brennan

*11               Computation of Loss Per Common Share

16.1 Letter dated November 12, 1999 from Arthur Andersen (Incorporated by reference to the Company's Current Report on Form 8-K filed November 15, 1999)

*21.1             Subsidiaries

99.1 Settlement Agreement, dated as of December 10, 1999, among the Company, on behalf of itself and all of its subsidiaries and affiliates, Andrew A. Wiederhorn, Lawrence A. Mendelsohn, Wilshire Financial Services Group Inc., on behalf of itself and all of its subsidiaries and affiliates other than First Bank of Beverly Hills, F.S.B. (Incorporated by reference to the Company's Current Report on Form 8-K filed December 17, 1999.)

----------
*Filed herewith.