Form 10-Q
period 2000-03-31
WILSHIRE REAL ESTATE INVESTMENT TRUST INC
filed 2000-05-12
CIK 1048566

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000
                                       OR

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
 (State or other jurisdiction           (I.R.S. Employer
              of                       Identification No.)
incorporation or organization)

                            1631 SW COLUMBIA STREET
                               PORTLAND, OR 97201
              (Address of principal executive offices) (Zip Code)
                                 (503) 721-6500
              (Registrant's telephone number, including area code)
                             1310 SW 17(TH) STREET
                               PORTLAND, OR 97201
                                (Former Address)

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  CLASS                         OUTSTANDING AT APRIL 30, 2000
-----------------------------------------       -----------------------------
Common Stock, par value $0.0001 per share           10,507,313 shares

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

\

                      WILSHIRE REAL ESTATE INVESTMENT INC.

                                   FORM 10-Q

                                     INDEX

                                                                                      PAGE NO.
                                                                                      --------
PART I--FINANCIAL INFORMATION

Item 1.                 Interim Financial Statements (Unaudited):

                        Consolidated Statements of Financial Condition..............      3

                        Consolidated Statements of Operations.......................      4

                        Consolidated Statement of Changes in Stockholders' Equity...      5

                        Consolidated Statements of Cash Flows.......................      6

                        Notes to Consolidated Financial Statements..................      7

Item 2.                 Management's Discussion and Analysis of Financial Condition
                        and Results of Operations...................................     11

Item 3.                 Quantitative and Qualitative Disclosures about Market
                        Risk........................................................     17

PART II--OTHER INFORMATION

Item 1.                 Legal Proceedings...........................................     22

Item 2.                 Changes in Securities and Use of Proceeds...................     22

Item 3.                 Defaults Upon Senior Securities.............................     22

Item 4.                 Submission of Matters to a Vote of Security Holders.........     22

Item 5.                 Other Information...........................................     22

Item 6.                 Exhibits and Reports on Form 8-K............................     22

Signatures..........................................................................     23

PART I--FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

                      WILSHIRE REAL ESTATE INVESTMENT INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                              MARCH 31,   DECEMBER 31,
                                                                2000          1999
                                                              ---------   ------------
                                                                    (UNAUDITED)
ASSETS
  Cash and cash equivalents.................................  $  5,594      $  5,862
  Securities available for sale, at fair value..............    96,230       104,572
  Loans, net................................................    30,121        31,634
  Investments in real estate held for sale, net.............    55,211        63,225
  Investments in WFSG and affiliates, net (see Note 6)......     8,282         9,918
  Accrued interest receivable...............................     1,068         1,108
  Other assets..............................................     2,053         2,209
                                                              --------      --------
    Total assets............................................  $198,559      $218,528
                                                              ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Short-term borrowings.....................................  $ 81,761      $ 96,815
  Long-term borrowings (see Note 6).........................    57,988        64,412
  Accounts payable and accrued liabilities..................     2,640         2,339
  Dividends payable.........................................     4,090         4,090
                                                              --------      --------
    Total liabilities.......................................   146,479       167,656
                                                              --------      --------

Commitments and Contingencies (see Note 7)

Stockholders' Equity:
  Preferred stock, $.0001 par value; 25,000,000 shares
    authorized; no shares issued and outstanding............        --            --
  Common stock, $.0001 par value; 200,000,000 shares
    authorized; 11,500,000 shares issued; and 10,507,313
    shares outstanding......................................   166,981       166,981
  Treasury stock; 992,687 common shares, at cost............    (2,171)       (2,171)
  Accumulated deficit.......................................   (88,375)      (90,915)
  Accumulated other comprehensive loss......................   (24,355)      (23,023)
                                                              --------      --------
    Total stockholders' equity..............................    52,080        50,872
                                                              --------      --------
    Total liabilities and stockholders' equity..............  $198,559      $218,528
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

                      WILSHIRE REAL ESTATE INVESTMENT INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                    QUARTER ENDED
                                                                      MARCH 31,
                                                              -------------------------
                                                                 2000          1999
                                                              -----------   -----------
Net Interest Income:
  Loans.....................................................  $     1,104   $     1,928
  Securities................................................        3,336         4,428
  Other investments.........................................           80           728
                                                              -----------   -----------
    Total interest income...................................        4,520         7,084
  Interest expense..........................................        2,296         3,693
                                                              -----------   -----------
    Net interest income before provision for loan losses....        2,224         3,391
  Recovery of loan losses...................................           --        (1,150)
                                                              -----------   -----------
    Net interest income after recovery of loan losses.......        2,224         4,541
                                                              -----------   -----------

Real Estate Operations:
  Operating income..........................................        1,364         1,954
  Operating expense.........................................         (232)          (55)
  Interest expense..........................................         (812)       (1,302)
  Provision for losses on real estate.......................           --          (264)
  Gain on sale of real estate...............................          997            10
  Depreciation..............................................         (292)         (394)
                                                              -----------   -----------
    Total real estate operations............................        1,025           (51)
                                                              -----------   -----------

Other Operating Income (Loss):
  Gain on sale of securities................................        3,326            --
  Loss on foreign currency translation......................          (18)          (48)
  Market valuation losses and impairments...................       (1,791)       (1,195)
                                                              -----------   -----------
    Total other operating income (loss).....................        1,517        (1,243)
                                                              -----------   -----------

Operating Expenses:
  Compensation and employee benefits........................        1,306            --
  Management fees...........................................           --           920
  Professional fees.........................................          333           448
  Other.....................................................          487           112
                                                              -----------   -----------
    Total operating expenses................................        2,126         1,480
                                                              -----------   -----------

Net income before provision for income taxes................        2,640         1,767
Provision for income taxes..................................          100            --
                                                              -----------   -----------
Net Income..................................................  $     2,540   $     1,767
                                                              ===========   ===========

Basic and Diluted Net Income Per Share......................  $      0.24   $      0.15
Weighted Average Shares Outstanding.........................   10,507,313    11,500,000

  The accompanying notes are an integral part of these consolidated financial statements.

                      WILSHIRE REAL ESTATE INVESTMENT INC.

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                  (UNAUDITED)

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                              COMMON STOCK          TREASURY STOCK
                          ---------------------   -------------------   ACCUMULATED   ACCUMULATED OTHER
                          SHARES (1)    AMOUNT     SHARES     AMOUNT      DEFICIT     COMPREHENSIVE LOSS    TOTAL
                          ----------   --------   --------   --------   -----------   ------------------   --------
Balance at December 31,
  1999..................  10,507,313   $166,981   992,687    $(2,171)     $(90,915)         $(23,023)      $50,872
Comprehensive income:
  Net income............          --         --        --         --         2,540                --         2,540
  Other comprehensive
    loss:
    Foreign currency
      translation.......          --         --        --         --            --               (78)          (78)
    Unrealized holding
      losses on
      securities
      available for
      sale..............          --         --        --         --            --            (1,076)       (1,076)
    Reclassification
      adjustment for net
      gains on
      securities
      included in net
      income............          --         --        --         --            --              (178)         (178)
                                                                                                           -------
Total comprehensive
  income................                                                                                     1,208
                          ----------   --------   -------    -------      --------          --------       -------
Balance at March 31,
  2000..................  10,507,313   $166,981   992,687    $(2,171)     $(88,375)         $(24,355)      $52,080
                          ==========   ========   =======    =======      ========          ========       =======

------------------------

(1) Issued and outstanding.

  The accompanying notes are an integral part of these consolidated financial statements.

                      WILSHIRE REAL ESTATE INVESTMENT INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                             (DOLLARS IN THOUSANDS)

                                                                 QUARTER ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................  $  2,540   $  1,767
  Adjustments to reconcile net income to net cash provided
    by (used in) operating activities:
    Depreciation............................................       318        394
    Amortization of premiums and accretion of discounts,
      net...................................................      (143)        --
    Recovery of loan losses.................................        --     (1,150)
    Provision for losses on real estate.....................        --        264
    Market valuation losses and impairments.................     1,791      1,195
    Loss on foreign currency translation....................        14         --
    Gain on sale of securities available for sale...........    (3,326)        --
    Gain on sale of real estate.............................      (997)       (10)
    Change in:
      Investments in WFSG and affiliates, net...............        19    (18,453)
      Accrued interest receivable...........................        40        407
      Other assets..........................................       (29)    (1,215)
      Accounts payable and accrued liabilities..............       324     (3,051)
                                                              --------   --------
  Net cash provided by (used in) operating activities.......       551    (19,852)
                                                              --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Repayments of securities available for sale...............     1,006      3,997
  Proceeds from sale of securities available for sale.......     9,234         --
  Purchase of loans and discounted loans....................      (101)      (218)
  Principal repayments on loans and discounted loans........     1,748     38,646
  Proceeds from sale of real estate.........................     8,334      4,056
  Investments in real estate................................        --        (47)
                                                              --------   --------
  Net cash provided by investing activities.................    20,221     46,434
                                                              --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from short-term borrowings.......................        --        406
  Repayments on short-term borrowings.......................   (15,054)   (26,730)
  Repayments on other borrowings............................    (6,123)    (3,676)
                                                              --------   --------
  Net cash used in financing activities.....................   (21,177)   (30,000)
                                                              --------   --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH.....................       137         --
                                                              --------   --------
NET DECREASE IN CASH AND CASH EQUIVALENTS...................      (268)    (3,418)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD............     5,862      4,782
                                                              --------   --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $  5,594   $  1,364
                                                              ========   ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for interest....................................  $  3,412   $  4,191
  Cash paid for taxes.......................................  $     --   $     --

  The accompanying notes are an integral part of these consolidated financial statements.

                      WILSHIRE REAL ESTATE INVESTMENT INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA AND WHERE NOTED)

NOTE 1--BASIS OF PRESENTATION

    The accompanying interim consolidated financial statements of Wilshire Real Estate Investment Inc. and Subsidiaries ("WREI" or the "Company") (formerly known as Wilshire Real Estate Investment Trust Inc. and Subsidiaries) are unaudited and have been prepared in conformity with the requirements of Regulation S-X promulgated under the Securities Exchange Act of 1934 as amended (the "Exchange Act"), particularly Rule 10-01 thereof, which governs the presentation of interim financial statements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles ("GAAP") for complete financial statements. The accompanying interim consolidated financial statements should be read in conjunction with the Company's 1999 Annual Report on Form 10-K. A summary of the Company's significant accounting policies is set forth in Note 3 to the consolidated financial statements in the 1999 Annual Report on Form 10-K.

    In the Company's opinion, all adjustments, comprised of normal recurring accruals necessary for the fair presentation of the interim financial statements, have been included in the accompanying consolidated financial statements. Operating results for the quarter ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    Certain items in the previously reported consolidated financial statements were reclassified to conform to the March 31, 2000 presentation, none of which affect previously reported results of operations.

NOTE 2--ORGANIZATION

    The Company was originally incorporated as Wilshire Real Estate Investment Trust Inc. ("WREIT") in the State of Maryland on October 24, 1997. However, due to the tax benefit of significant net operating loss carryforwards and to avoid any risk of not qualifying as a real estate investment trust ("REIT"), the Company elected in September 1999 (with shareholder approval) not to be taxed as a REIT, and the Company's name was changed to Wilshire Real Estate
Investment Inc. On April 6, 1998, the Company was capitalized with the sale of 11,500,000 shares of common stock, par value $.0001 per share, at a price of $16.00 per share (the "Offering"). Total net proceeds of the Offering after underwriting and offering expenses were $167.0 million.

NOTE 3--INCOME TAXES

    As of March 31, 2000, the Company had, for U.S. Federal tax purposes, a net operating loss carryforward of approximately $95 million, which begins to expire in 2018. Tax regulations impose limitations on the use of loss carryforwards following certain changes in ownership. If such a change were to occur with respect to the Company, the limitation could significantly reduce the amount of benefits that would be available to offset future taxable income each year, starting with the year of ownership change. To reduce the potential impact of such ownership changes, the Company established a Shareholder Rights Plan dated as of December 23, 1999 and effective January 3, 2000. The Company has not recorded any

                      WILSHIRE REAL ESTATE INVESTMENT INC.

           (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA AND WHERE NOTED)

NOTE 3--INCOME TAXES (CONTINUED)
deferred tax assets for the future benefits of the net operating loss carryforwards. Although the Company has a net operating loss carryforward, the Company recorded a provision for taxes of $0.1 million for alternative minimum taxes for the quarter ended March 31, 2000.

NOTE 4--SIGNIFICANT TRANSACTIONS

    During the quarter ended March 31, 2000, the Company sold mortgage-backed securities with a carrying value of $5.9 million. The gain on these sales of $3.3 million is reported in the consolidated statements of operations for the quarter ended March 31, 2000. Proceeds of $9.2 million were used to repay borrowings.

    The Company also sold office properties located in Portland, Oregon with a carrying value of $7.3 million. The gain on this transaction of $1 million is reported in the consolidated statement of operations for the quarter ended March 31, 2000. Proceeds of $5.9 million were used to repay borrowings.

    In March 2000, affiliates of Wilshire Financial Services Group ("WFSG") transferred the servicing of the Company's assets outside of the United States to an unrelated third party.

NOTE 5--MARKET VALUATION LOSSES AND IMPAIRMENTS

    The Company evaluates, on an ongoing basis, the carrying value of its securities portfolio, which is accounted for as available-for-sale. To the extent differences between the book basis of the securities and their current market values are deemed to be temporary in nature, such unrealized gains or losses are reflected directly in equity, as "other comprehensive income or loss." In calculating the extent to which declines in the value of available-for-sale securities are other than temporary, the Company analyzes actual performance of the securities and underlying collateral, including prepayment and default statistics, as well as expectations for such performance in the future. To the extent reasonable expectations for future performance are not likely to offset declines in current market valuations, a write-down is recorded in "Market Valuation Losses and Impairments" in the consolidated statement of operations.

    During the quarters ended March 31, 2000 and 1999, market valuation losses and impairments of $1.8 million and $1.2 million, respectively, were recorded. During such periods, $1.8 million and $0.4 million, respectively, of market valuation losses and impairments were recorded related to the portfolio of mortgage-backed securities primarily reflecting higher than anticipated delinquencies and losses in underlying loans to certain securities. During the quarter ended March 31, 1999, the Company also impaired its investment in WFSG 13% Notes due 2004 by $0.8 million. The recording of market valuation loss and impairment had the effect of transferring such amounts between components of equity (from "other comprehensive loss" to "accumulated deficit"), but had no net effect on the equity of the Company.

NOTE 6--ONGOING DISPUTES WITH WFSG AND ITS AFFILIATES

    The Company is engaged in litigation with WFSG relating to the termination of the contractual and other relationships which formerly existed between the companies. Prior to September 1999, the Company's business affairs and day-to-day operations had been managed by a wholly-owned subsidiary of WFSG. The Company and WFSG had the same senior management team, though the Company had a significantly different shareholder base and the majority of its directors were independent. In addition, the Company and WFSG had other significant contractual relationships relating to the servicing of real estate

                      WILSHIRE REAL ESTATE INVESTMENT INC.

           (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA AND WHERE NOTED)

NOTE 6--ONGOING DISPUTES WITH WFSG AND ITS AFFILIATES (CONTINUED)
related assets and also had certain cross shareholdings. The Company has sought to amicably resolve its differences with WFSG and has been unable to resolve
certain areas of dispute.   The Company alleges: (1) the termination of
Messrs. Wiederhorn and Mendelsohn made WFSG and its affiliates unable and/or unwilling to provide management to the Company as required under the management agreement; (2) the inability of WFSG and its affiliates to manage the Company's business affairs triggered application of a facilities sharing agreement dated February 19, 1999 between the Company and WFSG and its affiliates (the "Facilities Sharing Agreement"); and (3) WFSG's refusal to allow
Messrs. Wiederhorn and Mendelsohn access to WFSG's facilities, personnel, and equipment for the Company's business violated the terms of the Facilities Sharing Agreement. WFSG alleges the Company breached the management agreement and is claiming damages for alleged non-payment of quarterly management fees of $0.7 million and damages under a termination fee in a range of $3.5 million to $4.0 million. At March 31, 2000, the Company had a reserve for potential resolution of disputes with WFSG of $2.1 million.

    The following table sets forth the balances of the Company's net transactions with WFSG and its affiliates as of March 31, 2000 and December 31, 1999.

                                                 MARCH 31, 2000   DECEMBER 31, 1999
                                                 --------------   -----------------
Investments in WFSG and Affiliates, net:
  WFSG Common Stock............................   $ 2,336,000 (1)    $ 3,953,000
  DIP Facility.................................     4,835,000 (2)      5,000,000 (2)
  Other Notes Receivable from WFSG.............       275,000            275,000
  Prepaid Service Fees to WCC..................     2,957,000          2,974,000
  Reserve for Disputes with WFSG...............    (2,121,000)        (2,284,000)
                                                  -----------        -----------
                                                  $ 8,282,000        $ 9,918,000
                                                  ===========        ===========
Long-term Borrowings...........................   $        --        $ 2,569,000 (3)
                                                  ===========        ===========

------------------------

(1) Based on $0.8125 per share. WFSG's common stock currently trades on the OTC Bulletin Board and the closing price as of March 31, 2000 was $0.8125 per share. At March 31, 2000, the Company included $1.3 million of unrealized losses in "Accumulated Other Comprehensive Loss" in stockholders' equity.

(2) The DIP Facility no longer has priority over other creditors and will be treated like any other secured loan.

(3) Investments in real estate were pledged against these loans. During the quarter ended March 31, 2000, the Company repaid these loans in full.

    For the quarter ended March 31, 2000, the net effect on net income of the various transactions between the Company and WFSG and its affiliates was $0.1 million.

    The Company currently owns approximately 14.4% of WFSG's common stock and is determining what course of action maximizes the value of its investment. As a result, the Company may sell all or part of its shares of WFSG, retain its current position, or subject to applicable regulations, increase its ownership stake substantially.

                      WILSHIRE REAL ESTATE INVESTMENT INC.

           (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA AND WHERE NOTED)

NOTE 7--COMMITMENTS, CONTINGENCIES & OFF-BALANCE SHEET RISK

    The Company is authorized to utilize a wide variety of off-balance sheet financial techniques to assist in the management of interest rate risk. In hedging the interest rate and/or exchange rate exposure of a foreign currency denominated asset or liability, the Company may enter into hedge transactions to counter movements in the different currencies, as well as interest rates in those currencies. These hedges may be in the form of currency and interest rate swaps, options, and forwards, or combinations thereof. At March 31, 2000, the Company had no outstanding positions in these instruments.

    With the exception of disputes with WFSG and its affiliates discussed in
Note 6, the Company is involved in various legal proceedings occurring in the ordinary course of business which the Company believes will not have a material adverse effect on its interim consolidated financial condition or operations.

NOTE 8--SUBSEQUENT EVENTS

    Subsequent to March 31, 2000, the Company agreed to resecuritize approximately $20.5 million of its mortgage-backed securities portfolio and expects the transaction to settle in the second quarter of 2000. The Company believes resecuritizing these mortgage-backed securities will enable the Company to replace short-term debt with non-recourse, long-term, fixed-rate debt that better matches the amortization characteristics and cash flows of the underlying mortgage-backed securities.

    In April 2000, an affiliate of WFSG transferred the servicing of the Company's loan and real estate portfolios in the United States to the Company. The WFSG affiliate continues to service the loans underlying certain of the Company's mortgage-backed securities.

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

    We continue to focus our efforts on stabilizing our existing asset and liability base. General market conditions and availability of financing for certain of our asset categories, especially subordinated mortgage-backed securities and mezzanine loans, continue to be uncertain. Our results of operations for the quarter ended March 31, 2000, while profitable, reflect this continued difficult marketplace and include further impairment write-downs of certain mortgage-backed securities.

RESULTS OF OPERATIONS--QUARTER ENDED MARCH 31, 2000 COMPARED TO QUARTER ENDED
  MARCH 31, 1999

    NET INCOME. Our net income for the quarter ended March 31, 2000 was $2.5 million, or $0.24 per share, compared with income of $1.8 million, or $0.15 per share, for the quarter ended March 31, 1999. The net income for the 2000 period is attributable to net interest income of $2.2 million, gain on sale of securities of $3.3 million and income from real estate operations of $1.0 million, partially offset by market valuation losses and impairments on our portfolio of mortgage-backed securities of $1.8 million and other operating expenses of $2.1 million. Our net income for the corresponding 1999 period was primarily due to the recovery of a $1.2 million loan loss provision.

    NET INTEREST INCOME. Our net interest income for the quarter ended
March 31, 2000 was $2.2 million, compared with $3.4 million for the quarter ended March 31, 1999. The decrease is primarily attributable to a significantly smaller balance sheet (reflecting our sales of mortgage-backed securities and loans and paydowns of the related debt facilities), resulting in decreases in interest income on securities, loans and other investments of $1.1 million, $0.8 million and $0.6 million, respectively, partially offset by a decrease in interest expense of $1.4 million. The following tables set forth information regarding the total amount of income from interest-earning assets and expense from interest-bearing liabilities and the resulting average yields and rates:

                                                             FOR THE QUARTER ENDED MARCH 31, 2000
                                                           -----------------------------------------
                                                            AVERAGE        INTEREST       ANNUALIZED
                                                            BALANCE    INCOME (EXPENSE)   YIELD/RATE
                                                           ---------   ----------------   ----------
                                                                    (DOLLARS IN THOUSANDS)
Interest-Earning Assets:
  Loan portfolios........................................  $ 35,935         $ 1,104          12.3%
  Mortgage-backed securities available for sale..........    98,081           3,336          13.6
  Other investments......................................     6,319              80           5.1
                                                           --------         -------          ----
      Total interest-earning assets......................   140,334           4,520          12.9
                                                           --------         -------          ----
Interest-Bearing Liabilities:
  Short-term and other borrowings (3)....................   106,738          (2,296)          8.6
                                                           --------         -------          ----
      Total interest-bearing liabilities.................   106,738          (2,296)          8.6
                                                           --------         -------          ----
  Net interest income before provision for loan
    losses/spread (1)....................................                   $ 2,224           4.3%
                                                                            =======          ====
  Net interest margin (2)................................                                     6.3%
                                                                                             ====

------------------------

(1) Net interest spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.

(2) Net interest margin represents net interest income divided by average interest-earning assets.

(3) Excludes borrowings related to investments in real estate.

                                                             FOR THE QUARTER ENDED MARCH 31, 1999
                                                           -----------------------------------------
                                                            AVERAGE        INTEREST       ANNUALIZED
                                                            BALANCE    INCOME (EXPENSE)   YIELD/RATE
                                                           ---------   ----------------   ----------
                                                                    (DOLLARS IN THOUSANDS)
Interest-Earning Assets:
  Loan portfolios........................................  $ 86,627         $ 1,928           9.0%
  Mortgage-backed securities available for sale..........   147,738           4,428          12.2
  Other investments......................................    30,412             728           9.6
                                                           --------         -------          ----
      Total interest-earning assets......................   264,777           7,084          10.9
                                                           --------         -------          ----
Interest-Bearing Liabilities:
  Short-term borrowings (3)..............................   207,559          (3,693)          7.2
                                                           --------         -------          ----
      Total interest-bearing liabilities.................   207,559          (3,693)          7.2
                                                           --------         -------          ----
  Net interest income before provision for loan
    losses/spread (1)....................................                   $ 3,391           3.7%
                                                                            =======          ====
  Net interest margin (2)................................                                     5.1%
                                                                                             ====

------------------------

(1) Net interest spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.

(2) Net interest margin represents net interest income divided by average interest-earning assets.

(3) Excludes borrowings related to investments in real estate.

    REAL ESTATE OPERATIONS. Such operations represent activity from our investment in various office buildings, retail stores, and other commercial property located in Oregon, California and the United Kingdom. During the quarter ended March 31, 2000, we realized income from real estate operations of approximately $1.0 million, compared with a net loss of $0.1 million for the quarter ended March 31, 1999. This increase was primarily attributable to a gain of $1.0 million on the sale of office properties located in Portland, Oregon.

    OPERATING EXPENSES. Our other operating expenses were approximately
$2.1 million for the quarter ended March 31, 2000, compared with approximately $1.5 million for the quarter ended March 31, 1999. This increase was primarily attributable to an increase in compensation and employee benefits of $1.3 million and $0.4 million of other expenses from becoming internally managed during the fourth quarter of 1999. This increase was offset by a decrease in management fees of $0.9 million and professional fees of $0.1 million.

CHANGES IN FINANCIAL CONDITION

    GENERAL. Total assets decreased from approximately $218.5 million at December 31, 1999 to approximately $198.6 million at March 31, 2000. The decrease in total assets is primarily attributable to the sale of $5.9 million of mortgage-backed securities available-for-sale and the sale of commercial real estate with a carrying value of $7.3 million. Total liabilities decreased from approximately $167.7 million at December 31, 1999 to approximately
$146.5 million at March 31, 2000 primarily as a result of the repayment of borrowings used to finance mortgage-backed securities and loans. Stockholders' equity increased by approximately $1.2 million resulting primarily from net income of $2.5 million for the quarter ended March 31, 2000, partially offset by an increase of $1.3 million in unrealized losses on available-for-sale securities and our investment in WFSG common stock.

    SECURITIES AVAILABLE FOR SALE. The balance of mortgage-backed securities available for sale decreased from $104.6 million at December 31, 1999 to $96.2 million at March 31, 2000. The decrease was primarily due to the sale of securities with a carrying value of $5.9 million, the recognition of other than temporary impairment of approximately $1.8 million and cash receipts in excess of income accrued of approximately $1.0 million, partially offset by a net decrease in the unrealized loss on available-for-sale securities of approximately $0.3 million for the quarter ended March 31, 2000.

    We mark our securities portfolio to fair value at the end of each month based upon broker/dealer valuations, subject to an internal review process. With respect to many of our subordinate securities, valuations are typically available from either a single or a small group of broker/dealers. For those securities that are subject to repurchase or other financing arrangements with broker/dealers, we employ the valuation supplied by the financing broker.

    The difference between our amortized cost of mortgage-backed securities available for sale and current market values, which was $22.9 million at March 31, 2000, is included in "Accumulated Other Comprehensive Loss" in stockholders' equity. This amount, unlike "market valuation losses and impairments," represents a market value decline that we believe is temporary. If held to maturity, the anticipated cash flow on these securities based on current interest rates, rate of prepayment and the amount and severity of defaults would result in our receiving amounts in excess of the current market value and would allow us to recover our amortized cost plus our original expected return from the time of acquisition.

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

    In calculating the extent to which declines in the value of available-for-sale securities are other than temporary, we analyze actual performance of the securities and underlying collateral, including prepayment and default statistics, as well as the expectation for such performance in the future. To the extent reasonable expectations for future performance are not likely to offset declines in current market valuations, a write-down is recorded in "Market Valuation Losses and Impairments" in the consolidated statement of operations.

    At March 31, 2000, securities available for sale were as follows:

                                                                    GROSS        GROSS
                                                      AMORTIZED   UNREALIZED   UNREALIZED
                                                      COST (1)      GAINS        LOSSES     FAIR VALUE
                                                      ---------   ----------   ----------   ----------
                                                                  (DOLLARS IN THOUSANDS)
Mortgage-backed securities..........................  $119,094      $3,981      $(26,845)     $96,230
                                                      ========      ======      ========      =======

------------------------

(1) The amortized cost of the securities reflects the market valuation losses and impairments discussed above and excludes accrued interest of $1.1 million.

    LOAN PORTFOLIO. During the quarter ended March 31, 2000, our loan portfolio decreased by approximately $1.5 million due primarily to principal payments received from borrowers.

    INVESTMENTS IN REAL ESTATE. Investments in real estate decreased approximately $8.0 million from December 31, 1999 to March 31, 2000. This decrease was primarily due to the sale of commercial properties located in Portland, Oregon for proceeds of approximately $8.3 million.

    We are currently in the process of marketing certain other commercial properties for sale during the rest of the year as we continue to reduce our level of investment in commercial real estate income properties.

    SHORT-TERM BORROWINGS. Short-term borrowings decreased by approximately $15.1 million during the quarter ended March 31, 2000. The decrease in short-term borrowings is primarily attributable to the repayment from sales proceeds of, and other payments on, our mortgage-backed securities.

    LONG-TERM BORROWINGS. Long-term borrowings decreased approximately
$6.4 million during the quarter ended March 31, 2000 due primarily to repayments related to the commercial properties and mortgage-backed securities which were sold during the reporting period.

    STOCKHOLDERS' EQUITY. Stockholders' equity increased by approximately
$1.2 million during the quarter ended March 31, 2000. This increase was primarily due to net income of $2.5 million, partially offset by a $1.3 million increase in unrealized losses on securities. This increase in unrealized losses resulted from the recognition of additional unrealized holding losses of $1.4 million on our mortgage-backed securities portfolio and an increase in unrealized losses on our WFSG stock of $1.6 million, partially offset by recognition of other than temporary declines in value of our mortgage-backed securities portfolio of $1.8 million.

LIQUIDITY AND CAPITAL RESOURCES

    Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund investments, engage in loan acquisition and lending activities, meet collateral calls and for other general business purposes. The primary sources of funds for liquidity during the quarter ended March 31, 2000 consisted of net cash provided by investing activities, including the cash repayments related to our mortgage-backed securities portfolio, sales of mortgage-backed securities and sales of investments in real estate.

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

    The adverse market conditions, which negatively impacted us during the third and fourth quarters of 1998, began to stabilize during 1999, but remain uncertain. As of March 31, 2000, we had no outstanding collateral calls.

    Fluctuations in interest rates will continue to impact our net interest income to the extent our fixed rate assets are funded by variable rate debt or our variable rate assets reprice on a different schedule or in relation to a different index than any floating rate debt which in turn could impact potential returns to shareholders. See "Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK."

    At March 31, 2000, we had total consolidated secured indebtedness of $139.7 million, accrued interest payable of $0.9 million, a dividend payable of $4.1 million, as well as $1.7 million of other liabilities. The consolidated secured indebtedness consisted of (i) $97.1 million of repurchase agreements,
(ii) lines of credit aggregating $3.5 million which are secured by loans and
(iii) $39.1 million outstanding of other borrowings maturing between 2000 and 2008 which are secured by real estate.

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

    As of March 31, 2000, the Company had approximately $100.2 million of indebtedness under the terms of which the lender could request additional collateral if the value of the underlying collateral declined (including financing facilities for both mortgage-backed securities and loans). Although the Company believes that the likelihood of significant declines in asset values has decreased since the third quarter of 1998, the Company is seeking to maintain a larger cash position and more unencumbered assets to deal with any future potential collateral calls. In addition, the Company is seeking to refinance some of this indebtedness with longer-term indebtedness which would not be subject to the same collateral calls.

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

    Based on our monthly interest and other expenses, monthly cash receipts and collateral calls through April 30, 2000, we believe that our existing sources of funds will be adequate for purposes of meeting our short-term liquidity needs. There can be no assurance that this will be the case, however. Material increases in interest expense from variable-rate funding sources or collateral calls, or material decreases in monthly cash receipts, generally would negatively impact our liquidity. On the other hand, material decreases in interest expense from variable-rate funding sources or collateral calls, or an increase in market value of our mark-to-market financial assets, generally would positively affect our liquidity.

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

    The following tables quantify the potential changes in net interest income and net portfolio value as of March 31, 2000 should interest rates go up or down (shocked) by 100 to 400 basis points, assuming the yield curves of the rate shocks will be parallel to each other and instantaneous. Net portfolio value is calculated as the sum of the value of off-balance sheet instruments and the present value of cash in-flows generated from interest-earning assets net of cash out-flows in respect of interest-bearing liabilities. The cash flows associated with the loan portfolios and securities available for sale are calculated based on prepayment and default rates that vary by asset but not by changes in interest rates. Projected losses, as well as prepayments, are generated based upon the actual experience with the subject pool, as well as similar, more seasoned pools. To the extent available, loan characteristics such as loan-to-value ratio, interest rate, credit history and product types are used to produce the projected loss and prepayment assumptions that are included in the cash flow projections of the securities. The following tables apply the U.S. Treasury yield curve generally for assets and LIBOR for repurchase agreement liabilities and assume a uniform change in both rates. The tables assume that changes in interest rates occur instantaneously. The tables also reflect that the Company has a significant exposure to LIBOR rates since its repurchase agreement borrowings are generally based on LIBOR rates. Actual results could differ significantly from those estimated in the tables.

                      PROJECTED PERCENT CHANGE IN
------------------------------------------------------------------------
CHANGE IN INTEREST RATES (1)   NET INTEREST INCOME   NET PORTFOLIO VALUE
----------------------------   -------------------   -------------------
         -400 Basis Points             34.5%                 18.2%
         -300 Basis Points             25.9%                 13.4%
         -200 Basis Points             17.3%                  8.8%
         -100 Basis Points              8.6%                  4.3%
            0 Basis Points               --                    --
          100 Basis Points             (8.6)%                (4.2)%
          200 Basis Points            (17.3)%                (8.2)%
          300 Basis Points            (25.9)%               (12.1)%
          400 Basis Points            (34.5)%               (15.9)%

------------------------

(1) Assumes that uniform changes occur instantaneously in both the yield on 10-year U.S. Treasury notes and the interest rate applicable to U.S. dollar deposits in the London interbank market.

                                CHANGE IN MONTHLY         CHANGE IN
CHANGE IN INTEREST RATES (1)   NET INTEREST INCOME   NET PORTFOLIO VALUE
----------------------------   -------------------   -------------------
         -400 Basis Points          $ 249,064            $ 9,454,901
         -300 Basis Points          $ 186,798            $ 6,986,480
         -200 Basis Points          $ 124,532            $ 4,585,114
         -100 Basis Points          $  62,266            $ 2,255,293
            0 Basis Points                 --                     --
          100 Basis Points          $ (62,266)           $(2,179,042)
          200 Basis Points          $(124,532)           $(4,281,146)
          300 Basis Points          $(186,798)           $(6,306,467)
          400 Basis Points          $(249,064)           $(8,255,828)

------------------------

(1) Assumes that uniform changes occur instantaneously in both the yield on 10-year U.S. Treasury note and the interest rate applicable to U.S. dollar deposits in the London interbank market.

    The following table sets forth information as to the type of funding used to finance the Company's assets as of March 31, 2000. As indicated in the table, a large percentage of the Company's fixed rate assets are financed by floating rate liabilities and the Company's variable rate assets are generally funded by variable rate liabilities which use the same index.

                             ASSETS AND LIABILITIES
                              AS OF MARCH 31, 2000
                             (DOLLARS IN THOUSANDS)

                                                   BASIS AMOUNT   COUPON TYPE   LIABILITY     TYPE
                                                   ------------   -----------   ---------   --------
INTEREST-BEARING ASSETS

Fixed Assets, Financed Floating..................    $101,351        Fixed      $ 81,761     LIBOR
Investments in WFSG and affiliates...............       5,110        Fixed            --      None
Floating Assets, Financed Floating...............      25,000        LIBOR        18,791     LIBOR
                                                     --------                   --------
    Sub-total....................................     131,461                    100,552

OTHER ASSETS

Investments in Real Estate.......................      55,211          N/A        39,197     Fixed
Cash and Cash Equivalents........................       5,594          N/A            --      None
Investments in WFSG and affiliates...............       3,172          N/A            --      None
Other............................................       3,121          N/A            --      None
                                                     --------                   --------
    Sub-total....................................      67,098                     39,197

LIABILITY ONLY

Dividends........................................          --                      4,090     Fixed
Accounts Payable and Accrued Liabilities.........          --                      2,640      None
                                                     --------                   --------
    Sub-total....................................          --                      6,730
                                                     --------                   --------
    Grand Total..................................    $198,559                   $146,479
                                                     ========                   ========

    Asset and liability management involves managing the timing and magnitude of the repricing of assets and liabilities. It is the objective of the Company to attempt to control risks associated with interest rate movements. Asset and liability management can utilize a wide variety of off-balance sheet financial techniques to assist it in the management of interest rate risk. For example, in hedging the interest rate and exchange rate exposure of a foreign currency denominated asset or liability, we may enter into hedge transactions to counter movements in the different currencies as well as interest rates in those currencies. These hedges may be in the form of currency and interest rate swaps, options, and forwards, or combinations thereof. No such techniques were in use as of March 31, 2000.

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

    The following tables set forth the estimated maturity or repricing of the Company's interest-earning assets and interest-bearing liabilities at March 31, 2000 (dollars in thousands):

                                             WITHIN    4 TO 12    ONE YEAR TO   MORE THAN
                                            3 MONTHS    MONTHS      3 YEARS      3 YEARS     TOTAL
                                            --------   --------   -----------   ---------   --------
INTEREST-SENSITIVE ASSETS(1):
Cash and cash equivalents.................  $  5,594   $     --     $     --    $     --    $  5,594
Securities available for sale.............        --         --           --      96,230      96,230
Loans(2)..................................    25,128        384          876       3,733      30,121
Investments in WFSG and affiliates........       252      1,077        2,532       1,249       5,110
                                            --------   --------     --------    --------    --------
Total rate-sensitive assets...............  $ 30,974   $  1,461     $  3,408    $101,212    $137,055
                                            ========   ========     ========    ========    ========

INTEREST-SENSITIVE LIABILITIES:
Borrowings on loans and securities........  $100,552   $     --     $     --    $     --    $100,552
Borrowings on real estate.................        --      1,073           --      38,125      39,198
Dividends payable.........................        --      4,090           --          --       4,090
                                            --------   --------     --------    --------    --------
Total rate-sensitive liabilities..........  $100,552   $  5,163     $     --    $ 38,125    $143,840
                                            ========   ========     ========    ========    ========
Interest rate sensitivity gap.............   (69,578)    (3,702)       3,408      63,087
Cumulative interest rate sensitivity
  gap.....................................   (69,578)   (73,280)     (69,872)     (6,785)
Cumulative interest rate sensitivity gap
  as a percentage of total rate-sensitive
  assets..................................       (51)%      (53)%        (51)%        (5)%

------------------------

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

PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The registrant is not a party to any other material legal proceedings, except as follows:

    The Company is engaged in litigation with WFSG relating to the termination of the contractual and other relationships which formerly existed between the companies. Prior to September 1999, the Company's business affairs and day-to-day operations had been managed by a wholly-owned subsidiary of WFSG. The Company and WFSG had the same senior management team, though the Company had a significantly different shareholder base and the majority of its directors were independent. In addition, the Company and WFSG had other significant contractual relationships relating to the servicing of real estate related assets and also had certain cross shareholdings. The Company has sought to amicably resolve its differences with WFSG and has been unable to resolve certain areas of dispute. The Company alleges: (1) the termination of Messrs. Wiederhorn and Mendelsohn made WFSG and its affiliates unable and/or unwilling to provide management to the Company as required under the management agreement; (2) the inability of WFSG and its affiliates to manage the Company's business affairs triggered application of a facilities sharing agreement dated February 19, 1999 between the Company and WFSG and its affiliates (the "Facilities Sharing Agreement"); and (3) WFSG's refusal to allow Messrs. Wiederhorn and Mendelsohn access to WFSG's facilities, personnel, and equipment for the Company's business violated the terms of the Facilities Sharing Agreement. WFSG alleges the Company breached the management agreement and is claiming damages for alleged non-payment of quarterly management fees of $0.7 million and damages under a termination fee in a range of $3.5 million to $4.0 million.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

    Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

    Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    None.

ITEM 5. OTHER INFORMATION.

    Not Applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits

        11 Statement re Computation of Per Share Earnings

        27 Financial Data Schedule

    (b) Reports on Form 8-K:

        None.

                                   SIGNATURES

    Pursuant to the requirements of the exchange act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            WILSHIRE REAL ESTATE INVESTMENT INC.

                                            By:  /s/ LAWRENCE A. MENDELSOHN
                                                 ---------------------------------------------------
                                                 Lawrence A. Mendelsohn
                                                 PRESIDENT

                                            By:  /s/ CHRIS TASSOS
                                                 ---------------------------------------------------
                                                 Chris Tassos
                                                 EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL OFFICER

Date: May 11, 2000