Form 10-Q
period 2000-06-30
WILSHIRE REAL ESTATE INVESTMENT TRUST INC
filed 2000-08-10
CIK 1048566

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended  June 30, 2000

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

               CLASS                            OUTSTANDING AT JUNE 30, 2000
Common Stock, par value $0.0001 per share             10,507,313 shares

================================================================================

                      WILSHIRE REAL ESTATE INVESTMENT INC.

                                    FORM 10-Q

                                    I N D E X

--------------------------------------------------------------------------------

                                                                                                 PAGE NO.
PART I--FINANCIAL INFORMATION

Item 1.  Interim Financial Statements (Unaudited):

         Consolidated Statements of Financial Condition...............................................3

         Consolidated Statements of Operations........................................................4

         Consolidated Statement of Changes in Stockholders' Equity....................................5

         Consolidated Statements of Cash Flows........................................................6

         Notes to Consolidated Financial Statements...................................................7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.......11

Item 3.  Quantitative and Qualitative Disclosures about Market Risk..................................20

PART II--OTHER INFORMATION

Item 1.  Legal Proceedings...........................................................................25

Item 2.  Changes in Securities and Use of Proceeds...................................................25

Item 3.  Defaults Upon Senior Securities.............................................................25

Item 4.  Submission of Matters to a Vote of Security Holders.........................................25

Item 5.  Other Information...........................................................................25

Item 6.  Exhibits and Reports on Form 8-K............................................................26

Signatures ..........................................................................................26

PART I -- FINANCIAL INFORMATION

ITEM 1.  INTERIM FINANCIAL STATEMENTS

                      WILSHIRE REAL ESTATE INVESTMENT INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                             June 30,              December 31,
                                                                               2000                     1999
                                                                        ------------------      ------------------
ASSETS                                                                     (Unaudited)
     Cash and cash equivalents.................................         $         8,020          $        5,862
     Securities available for sale, at fair value..............                  79,974                 104,572
     Loans, net................................................                  30,264                  31,634
     Investments in real estate held for sale, net.............                  53,513                  63,225
     Investments in WFSG and affiliates, net (see Note 6)......                   9,352                   9,657
     Accrued interest receivable...............................                     975                   1,246
     Other assets..............................................                   2,805                   2,470
                                                                        ------------------      ------------------
         Total assets..........................................          $      184,903          $      218,666
                                                                        ==================      ==================
LIABILITIES AND STOCKHOLDERS' EQUITY

   Liabilities:
     Short-term borrowings.....................................          $       66,955          $       96,815
     Long-term borrowings (see Note 6).........................                  57,140                  64,550
     Accounts payable and accrued liabilities..................                   2,931                   2,339
     Dividends payable.........................................                   4,038                   4,090
                                                                        ------------------      ------------------
         Total liabilities.....................................                 131,064                 167,794
                                                                        ------------------      ------------------
   Commitments and Contingencies (see Note 7)

   Stockholders' Equity:
     Preferred stock, $.0001 par value; 25,000,000 shares
       authorized; no shares issued and outstanding............                      --                      --
     Common stock, $.0001 par value; 200,000,000 shares
       authorized; 11,500,000 shares issued; and 10,507,313
       shares outstanding......................................                 166,981                 166,981
     Treasury stock; 992,687 common shares, at cost............                  (2,171)                 (2,171)
     Accumulated deficit.......................................                 (85,915)                (90,915)
     Accumulated other comprehensive loss......................                 (25,056)                (23,023)
                                                                        ------------------      ------------------
         Total stockholders' equity............................                  53,839                  50,872
                                                                        ------------------      ------------------
         Total liabilities and stockholders' equity............          $      184,903          $      218,666
                                                                        ==================      ==================


The accompanying notes are an integral part of these consolidated financial statements.

                      WILSHIRE REAL ESTATE INVESTMENT INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                               Quarter Ended                Six Months Ended
                                                                 June 30,                       June 30,
                                                       -------------------------------- ---------------------------
                                                           2000             1999            2000            1999
                                                       ------------    ------------    ------------    ------------
Net Interest Income:

    Loans ..........................................   $        983    $      1,194    $      2,087    $      3,122
    Securities .....................................          2,502           4,306           5,838           8,734
    Other investments ..............................            134             780             214           1,508
                                                       ------------    ------------    ------------    ------------
       Total interest income .......................          3,619           6,280           8,139          13,364
    Interest expense ...............................          1,708           3,345           4,004           7,038
                                                       ------------    ------------    ------------    ------------
       Net interest income before provision for loan
         losses ....................................          1,911           2,935           4,135           6,326
    Recovery of loan losses ........................            555            --               555           1,150
                                                       ------------    ------------    ------------    ------------
       Net interest income after recovery of loan
         losses ....................................          2,466           2,935           4,690           7,476
                                                       ------------    ------------    ------------    ------------

Real Estate Operations:

    Operating income ...............................          1,463           1,889           2,827           3,843
    Operating expense ..............................           (103)            (68)           (335)           (123)
    Interest expense ...............................           (777)         (1,234)         (1,589)         (2,536)
    Provision for losses on real estate ............           --              (303)           --              (567)
    Gain on sale of real estate ....................             97            --             1,094              10
    Depreciation ...................................           (292)           (375)           (584)           (769)
                                                       ------------    ------------    ------------    ------------
         Total real estate operations ..............            388             (91)          1,413            (142)
                                                       ------------    ------------    ------------    ------------

Other Operating Income (Loss):

    Gain (loss) on sale of securities ..............          2,016            (929)          5,342            (929)
    Market valuation losses and impairments ........           --           (20,993)         (1,791)        (22,188)
    Loss on foreign currency translation ...........            (36)            (28)            (54)            (76)
    Other revenue ..................................            159             189             159             189
                                                       ------------    ------------    ------------    ------------
         Total other operating income (loss) .......          2,139         (21,761)          3,656         (23,004)
                                                       ------------    ------------    ------------    ------------

Operating Expenses:
    Compensation and employee benefits .............          1,201            --             2,507            --
    Management fees ................................           --               831            --             1,751
    Professional fees ..............................            723             196           1,056             644
    Other ..........................................            656             232           1,143             344
                                                       ------------    ------------    ------------    ------------
         Total operating expenses ..................          2,580           1,259           4,706           2,739
                                                       ------------    ------------    ------------    ------------

Net income (loss) before provision for income taxes           2,413         (20,176)          5,053         (18,409)
Provision for income taxes .........................             25            --               125            --
                                                       ------------    ------------    ------------    ------------
Net Income (Loss) ..................................   $      2,388    $    (20,176)   $      4,928    $    (18,409)
                                                       ============    ============    ============    ============

Basic and Diluted Net Income (Loss) Per Share ......   $       0.23    $      (1.75)   $       0.47    $      (1.60)
Weighted Average Shares Outstanding ................     10,507,313      11,500,000      10,507,313      11,500,000



The accompanying notes are an integral part of these consolidated financial statements.

                      WILSHIRE REAL ESTATE INVESTMENT INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                              Accumulated
                                       Common Stock          Treasury Stock                      Other
                                   -------------------------------------------    Accumulated Comprehensive
                                   Shares (1)   Amount     Shares      Amount       Deficit       Loss          Total
                                   ----------  ---------  ----------- ----------  -----------  ----------     --------
Balance at January 1, 2000          10,507,313 $ 166,981     992,687   $ (2,171)   $(90,915)   $  (23,023)     $ 50,872
Comprehensive income:
  Net income                                -         -            -          -       4,928             -         4,928
  Other comprehensive loss:
   Foreign currency translation             -         -            -          -           -          (282)         (282)
   Unrealized holding losses on
     securities available for sale          -         -            -          -           -          (917)         (917)
   Reclassification adjustment for
     net gains on securities
     included in net income                 -         -            -          -           -          (834)         (834)
                                                                                                               --------
Total comprehensive income                                                                                        2,895
Recourse loans to officers to
acquire stock                               -          -           -          -          45             -            45
Discount on dividend purchase               -          -           -          -          27             -            27
                                   ----------  ---------  ----------- ----------  -----------  ----------      --------
Balance at June 30, 2000            10,507,313 $ 166,981      992,687  $ (2,171)   $(85,915)   $  (25,056)     $ 53,839
                                   =========== =========  =========== ==========  ===========  ===========     ========

-----------------------------
(1)  Issued and outstanding.

The accompanying notes are an integral part of these consolidated financial statements.

                      WILSHIRE REAL ESTATE INVESTMENT INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (DOLLARS IN THOUSANDS)

                                                                  Quarter Ended         Six Months Ended
                                                                     June 30,                June 30,
                                                            --------------------------- ---------------------------
                                                                2000         1999           2000          1999
                                                            ------------- ------------- ------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                      $  2,388      $(20,176)     $  4,928      $(18,409)

  Adjustments to reconcile net income
   to net cash provided by (used in)
   operating activities:
   Depreciation                                               310           375           628           769
   Amortization of premiums and accretion of
   discounts, net                                              (3)          (14)         (146)          (14)
   Recovery of loan losses                                   (555)           --          (555)       (1,150)
   Provision for losses on real estate                         --           303            --           567
   Market valuation losses and impairments                     --        20,993         1,791        22,188
   Loss on foreign currency translation                        36            28            54            76

   (Gain) loss on sale of securities available
    for sale                                               (2,016)          929        (5,342)          929
   Gain on sale of real estate                                (97)           --        (1,094)          (10)
   Gain on sale of loans                                     (159)           --          (159)           --
   Change in:

    Investments in WFSG and affiliates, net                   645           (27)          664       (18,480)
    Accrued interest receivable                               231             2           271           409
    Other assets                                             (446)          992          (298)         (246)
    Accounts payable and accrued liabilities                  282          (319)          606        (3,370)
                                                         --------      --------      --------      --------
  Net cash provided by (used in) operating
    activities                                                616         3,086         1,348       (16,741)
                                                         --------      --------      --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Repayments of securities available for sale                 145         3,937         1,151         7,934
  Purchase of securities available for sale               (19,481)       (8,885)      (19,481)       (8,885)
  Proceeds from sale of loans                                 396        48,366           396        48,366
  Proceeds from sale of securities available
   for sale                                                35,134            --        44,368            --
  Purchase of loans and discounted loans                       --          (166)         (101)         (384)
  Principal repayments on loans and discounted loans          177           305         1,925        38,953
  Proceeds from sale of real estate                           440            --         8,774         4,056
  Investments in real estate                                   --          (103)           --          (150)
  Other                                                        --           247            --           247
                                                         --------      --------      --------      --------
  Net cash provided by investing activities                16,811        43,701        37,032        90,137
                                                         --------      --------      --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from short-term borrowings                      11,069           315        11,069           721
  Repayments on short-term borrowings                     (25,875)      (39,133)      (40,929)      (65,863)
  Repayments on other borrowings                             (135)         (117)       (6,258)       (3,793)
  Other                                                       (25)           --           (25)           --
                                                         --------      --------      --------      --------
  Net cash used in financing activities                   (14,966)      (38,935)      (36,143)      (68,935)
                                                         --------      --------      --------      --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                       (35)            7           (79)          (20)
                                                         --------      --------      --------      --------
NET INCREASE IN CASH AND CASH EQUIVALENTS                   2,426         7,859         2,158         4,441
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD            5,594         1,364         5,862         4,782
                                                         --------      --------      --------      --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD               $  8,020      $  9,223         8,020      $  9,223
                                                         ========      ========      ========      ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for interest                                 $  2,644      $  2,843      $  6,056      $  7,034
  Cash paid for taxes                                    $     --      $     --      $     --      $     --
  Non-cash investing activities:
  Investment in WFSG                                     $     --      $ 12,289      $     --      $ 12,289
  Proceeds receivable on sale of available-for-sale
  securities                                             $     --      $ 26,597      $     --      $ 26,597


                      WILSHIRE REAL ESTATE INVESTMENT INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA AND WHERE NOTED)

NOTE 1 - BASIS OF PRESENTATION

         The accompanying interim consolidated financial statements of Wilshire Real Estate Investment Inc. and Subsidiaries ("WREI" or the "Company") (formerly known as Wilshire Real Estate Investment Trust Inc. and Subsidiaries) are unaudited and have been prepared in conformity with the requirements of Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), particularly Rule 10-01 thereof, which governs the presentation of interim financial statements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles ("GAAP") for complete financial statements. The accompanying interim consolidated financial statements should be read in conjunction with the Company's 1999 Annual Report on Form 10-K. A summary of the Company's significant accounting policies is set forth in Note 3 to the consolidated financial statements in the 1999 Annual Report on Form 10-K.

         In the Company's opinion, all adjustments, comprised of normal recurring accruals necessary for the fair presentation of the interim financial statements, have been included in the accompanying consolidated financial statements. Operating results for the six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

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

         Certain items in the previously reported consolidated financial statements were reclassified to conform to the June 30, 2000 presentation, none of which affect previously reported results of operations.

NOTE 2 - ORGANIZATION

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

NOTE 3 - INCOME TAXES

         As of June 30, 2000, the Company had, for U.S. Federal tax purposes, a net operating loss carryforward of approximately $90 million, which begins to expire in 2018. Tax regulations impose limitations on the use of loss carryforwards following certain changes in ownership. If such a change were to occur with respect to the Company, the limitation could significantly reduce the amount of benefits that would be available to offset future taxable income each year, starting with the year of ownership change. To reduce the potential impact of such ownership changes, the Company established a Shareholder Rights Plan dated as of December 23, 1999 and effective January 3, 2000. The Company has not recorded any deferred tax assets for the future benefits of the net operating loss carryforwards. Although the Company has a net operating loss carryforward, the Company recorded a provision for taxes of $0.1 million for alternative minimum taxes for the six months ended June 30, 2000.

NOTE 4 - SIGNIFICANT TRANSACTIONS

         During the quarter ended June 30, 2000, the Company resecuritized approximately $20.5 million of its mortgage-backed securities portfolio. This resecuritization resulted in a net gain of approximately $27 thousand. As part of the resecuritization transaction, the Company acquired a subordinated interest in the underlying trust for approximately $6.3 million. At June 30, 2000, this interest is included in securities available-for-sale and is carried at fair value, as determined by the Company by estimating the present value of the anticipated cash flows. Also, during the six months ended June 30, 2000, the Company sold mortgage-backed securities for gains of $5.3 million. Proceeds of $20.3 million were used to repay short-term borrowings.

         In January 2000, the Company sold office properties located in Portland, Oregon with a carrying value of $7.3 million. The gain on this transaction of $1.0 million is reported in the consolidated statement of operations for the six months ended June 30, 2000. Proceeds of $5.9 million were used to repay borrowings.

         In March 2000, at the direction of the Company, affiliates of Wilshire Financial Services Group Inc. ("WFSG") transferred the servicing of the Company's assets outside of the United States to an unrelated third party. In April 2000, due to the expiration of the servicing agreement, an affiliate of WFSG, Wilshire Credit Corporation ("WCC"), transferred (at the Company's request) the servicing of the Company's loan and real estate portfolios in the United States to the Company. WCC continues to service the loans underlying certain of the Company's mortgage-backed securities.

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

         During the six months ended June 30, 2000 and 1999, market valuation losses and impairments of $1.8 million and $22.2 million, respectively, were recorded. During such periods, $1.8 million and $11.7 million, respectively, of market valuation losses and impairments were recorded related to the portfolio of mortgage-backed securities primarily reflecting higher than anticipated delinquencies and losses in underlying loans to certain securities. During the six months ended June 30, 1999, the Company also impaired its investment in WFSG 13% Notes due 2004 by $8.7 million and wrote-off $1.0 million in previously capitalized fees for advisory services in connection with its investment in WFSG stock.

NOTE 6 - ONGOING DISPUTES WITH WFSG AND ITS AFFILIATES

         The Company is engaged in litigation with WFSG relating to the termination of the contractual and other relationships which formerly existed between the companies. Prior to September 1999, the Company's business affairs and day-to-day operations had been managed by a wholly-owned subsidiary of WFSG. The Company and WFSG had the same senior management team, though the Company had a significantly different shareholder base and the majority of its directors were independent. In addition, the Company and WFSG had other significant contractual relationships relating to the servicing of real estate related assets and also had certain cross shareholdings. The Company has sought to amicably resolve its differences with WFSG and has been unable to resolve certain areas of dispute. The Company alleges: (1) the termination of Messrs. Wiederhorn and Mendelsohn and the departure of other senior managers made WFSG and its affiliates unable and/or unwilling to provide management to the Company as required under the management agreement; (2) the inability of WFSG and its affiliates to manage the Company's business affairs triggered application of a facilities sharing agreement dated February 19, 1999 between the Company and WFSG and its affiliates (the "Facilities Sharing Agreement"), which replaced the management agreement; (3) WFSG's refusal to allow Messrs. Wiederhorn and Mendelsohn access to WFSG's facilities, personnel, and equipment for the Company's business violated the terms of the Facilities Sharing Agreement; (4) the management agreement was terminated with no obligation to pay a termination fee under a contract term allowing non-renewal upon 120-day advance notice, which was timely given by the Company to WFSG; (5) the Company is entitled to expanded use of prepaid service fees for the servicing of assets serviced under pooling and servicing agreements; and (6) WFSG to be in default of its Debtor-in-Possession ("DIP") loan agreement with the Company. WFSG alleges the Company breached the management agreement and is claiming damages for alleged non-payment of quarterly management fees of $0.7 million and damages under a termination fee in a range of $3.5 million to $4.0 million. At June 30, 2000, the Company had a reserve for potential resolution of disputes with WFSG of $2.5 million. In late July 2000, the parties entered mediation in order to resolve their differences. While the Company believes that significant progress has been made, the discussions are ongoing and a final settlement of all areas of dispute has not been agreed. There can be no assurance that these discussions will continue or lead to a final settlement.

         The following table sets forth the balances of the Company's net transactions with WFSG and its affiliates as of June 30, 2000 and December 31, 1999.

                                                                 June 30, 2000     December 31, 1999
                                                                ---------------    -----------------
Investments in WFSG and Affiliates, net:
   WFSG Common Stock .......................................     $ 4,312,000(1)     $ 3,953,000
   DIP Facility ............................................       4,583,000(2)       5,000,000(2)
   Other Notes Receivable from WFSG ........................              --            275,000
   Prepaid Service Fees to WCC .............................       2,957,000          2,974,000
   Reserve for Disputes with WFSG ..........................      (2,500,000)        (2,545,000)
                                                                 -----------        -----------
                                                                 $ 9,352,000        $ 9,657,000
                                                                 ===========        ===========
Long-term Borrowings .......................................     $        --        $ 2,569,000(3)
                                                                 ===========        ===========

---------------

(1) Based on $1.50 per share. WFSG's common stock currently trades on the OTC Bulletin Board and the closing price as of June 30, 2000 was $1.50 per share. At June 30, 2000, the Company included $0.7 million of unrealized gains in "Accumulated Other Comprehensive Loss" in stockholders' equity.

(2) The DIP Facility no longer has priority over other creditors and is treated like any other secured loan.

(3) Investments in real estate were pledged against these loans. During the six months ended June 30, 2000, the Company repaid these loans in full.

         For the six months ended June 30, 2000, the various transactions between the Company and WFSG and its affiliates had the net effect of increasing net income by $0.3 million.

NOTE 7 - COMMITMENTS, CONTINGENCIES & OFF-BALANCE SHEET RISK

         The Company is authorized to utilize a wide variety of off-balance sheet financial techniques to assist in the management of interest rate risk. In hedging the interest rate and/or exchange rate exposure of a foreign currency denominated asset or liability, the Company may enter into hedge transactions to counter movements in the different currencies, as well as interest rates in those currencies. These hedges may be in the form of currency and interest rate swaps, options, and forwards, or combinations thereof. At June 30, 2000, the Company had no outstanding positions in these instruments.

         With the exception of disputes with WFSG and its affiliates discussed in Note 6, the Company is involved in various legal proceedings occurring in the ordinary course of business which the Company believes will not have a material adverse effect on its consolidated financial condition or operations.

NOTE 8 - SUBSEQUENT EVENTS

         On July 13, 2000, the Company announced the payment dates for its outstanding dividend for shareholders of record as of September 30, 1998. The Company previously declared, but had not paid, a dividend of $0.40 per share. Shareholders of record as of September 30, 1998 will receive $0.10 per share on each of September 28, 2000, December 28, 2000, March 28, 2001, and June 28, 2001, together with interest accrued thereon at 4% per annum from the declared payment date, October 27, 1998.

NOTE 9 - NEW ACCOUNTING PRONOUNCEMENTS

         In June 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 138, ACCOUNTING FOR CERTAIN DERIVATIVE INSTRUMENTS AND CERTAIN HEDGING ACTIVITIES, AN AMENDMENT OF FASB STATEMENT NO. 133 ("FAS 138") which amends certain provisions of Statement of Financial Accounting Standards No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES ("FAS 133"). These statements establish accounting and financial reporting for derivative instruments and hedging activities and will require the Company to recognize and report all derivative instruments at their fair value in the Company's consolidated statement of financial position with changes in fair value recorded generally in operations. These statements become effective for the Company on January 1, 2001. The Company is in the process of evaluating the effect, if any, that FAS 133 and FAS 138 will have on the Company's operations and financial position.

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

         We continue to focus our efforts on stabilizing our existing asset and liability base as general market conditions and availability of financing for certain of our asset categories, especially subordinated mortgage-backed securities and mezzanine loans, continue to be uncertain. Our results of operations for the six months ended June 30, 2000, while profitable, reflect this continued difficult marketplace and include further impairment write-downs of certain mortgage-backed securities.

RESULTS OF OPERATIONS -- SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

         NET INCOME. Our net income for the six months ended June 30, 2000 was $4.9 million, or $0.47 per share, compared with a net loss of $18.4 million, or $1.60 per share, for the six months ended June 30, 1999. The net income for the 2000 period is attributable to net interest income of $4.1 million, gain on sale of securities of $5.3 million, recovery of loan losses of $0.6 million and income from real estate operations of $1.4 million, partially offset by market valuation losses and impairments on our portfolio of mortgage-backed securities of $1.8 million and other operating expenses of $4.7 million. Our net loss for the corresponding 1999 period was primarily due to market valuation losses and impairments of $22.2 million on our mortgage-backed securities portfolio and investment in WFSG common stock, partially offset by the net recovery of $1.2 million of loan loss provisions.

         NET INTEREST INCOME. Our net interest income for the six months ended June 30, 2000 was $4.1 million, compared with $6.3 million for the six months ended June 30, 1999. The decrease is primarily attributable to a reduction of assets (reflecting our sales of mortgage-backed securities and loans and paydowns of the related debt facilities), resulting in decreases in interest income on securities, loans and other investments of $2.9 million, $1.0 million and $1.3 million, respectively, partially offset by a decrease in interest expense of $3.0 million. The following tables set forth information regarding the total amount of income from interest-earning assets and expense from interest-bearing liabilities and the resulting average yields and rates:

                                                             For the Six Months Ended June 30, 2000
                                                       ----------------------------------------------------
                                                              Average       Interest         Annualized
                                                              Balance    Income (Expense)    Yield/Rate
                                                       ---------------  ------------------- --------------
                                                                   (DOLLARS IN THOUSANDS)
Interest-Earning Assets:
     Loan portfolios ....................................     $ 35,355       $  2,087          11.8%
     Mortgage-backed securities available for sale ......       87,159          5,838          13.4
     Other investments ..................................        7,477            214           5.7
                                                              --------       --------          ----
         Total interest-earning assets ..................      129,991          8,139          12.5
                                                              --------       --------          ----
Interest-Bearing Liabilities:

     Short-term and other borrowings (1) ................       95,079         (4,004)          8.4
                                                              --------       --------          ----
         Total interest-bearing liabilities .............       95,079         (4,004)          8.4
                                                              --------       --------          ----

     Net interest income before provision for loan
      losses/spread  (2).............................                         $ 4,135           4.1%
                                                                             ========        =======
     Net interest margin  (3)........................                                           6.4%
                                                                                             =======

----------------------
(1)      Excludes borrowings related to investments in real estate.
(2) Net interest spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.
(3) Net interest margin represents net interest income divided by average interest-earning assets.

                                                              For the Six Months Ended June 30, 1999
                                                      --------------------------------------------------------
                                                          Average              Interest           Annualized
                                                          Balance          Income (Expense)       Yield/Rate
                                                      ----------------     ------------------    -------------
                                                                      (DOLLARS IN THOUSANDS)
Interest-Earning Assets:

     Loan portfolios.................................  $      63,259        $       3,122              10.0%
     Mortgage-backed securities available for
     sale............................................        146,287                8,734              12.0
     Other investments...............................         39,148                1,508               7.7
                                                      ----------------     ------------------    -------------
         Total interest-earning assets...............        248,694               13,364              10.8
                                                      ----------------     ------------------    -------------
Interest-Bearing Liabilities:

     Short-term borrowings (1).......................        188,127               (7,038)              7.5
                                                      ----------------     ------------------    -------------
         Total interest-bearing liabilities..........        188,127               (7,038)              7.5
                                                      ----------------     ------------------    -------------
     Net interest income before provision for
       loan losses/spread  (2).......................                       $       6,326               3.3%
                                                                           ==================    =============
     Net interest margin  (3)........................                                                   5.1%
                                                                                                 =============

-------------------
(1)      Excludes borrowings related to investments in real estate.
(2) Net interest spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.
(3) Net interest margin represents net interest income divided by average interest-earning assets.

         RECOVERY OF LOAN LOSSES. During the six months ended June 30, 2000, we reviewed the adequacy of loan loss reserves and recaptured the remaining reserve balance of $0.6 million. At June 30, 2000, we had $30.3 million of loans, net that are performing according to their terms with no required loan loss allowance. During the six months ended June 30, 1999, we recaptured a net $1.2 million in loan loss reserves.

         REAL ESTATE OPERATIONS. Such operations represent activity from our investment in various office buildings, retail stores, and other commercial property located in Oregon, California and the United Kingdom. During the six months ended June 30, 2000, we realized income from real estate operations of approximately $1.4 million (net of depreciation of $0.6 million), compared with a net loss of $0.1 million for the six months ended June 30, 1999. This increase was primarily attributable to a gain of $1.0 million on the sale of office properties located in Portland, Oregon.

         OPERATING EXPENSES. Our other operating expenses were approximately $4.7 million for the six months ended June 30, 2000, compared with approximately $2.7 million for the six months ended June 30, 1999. This increase was primarily attributable to an increase in compensation and employee benefits of $2.5 million and $0.8 million of other expenses from becoming internally managed during the fourth quarter of 1999 and professional fees of $0.4 million. This increase was offset by a decrease in management fees paid to our former manager of $1.8 million.

RESULTS OF OPERATIONS -- QUARTER ENDED JUNE 30, 2000 COMPARED TO QUARTER ENDED JUNE 30, 1999

         NET INCOME. Our net income for the quarter ended June 30, 2000 was $2.4 million, or $0.23 per share, compared with a net loss of $20.2 million, or $1.75 per share, for the quarter ended June 30, 1999. The net income for the 2000 period is attributable to net interest income of $1.9 million, gain on sale of securities of $2.0 million, recovery of loan losses of $0.6 million and income from real estate operations of $0.4 million, partially offset by other operating expenses of $2.6 million. Our net loss for the corresponding 1999 period was primarily due to market valuation losses and impairments of $21.0 million on our mortgage-backed securities portfolio and investment in WFSG common stock.

         NET INTEREST INCOME. Our net interest income for the quarter ended June 30, 2000 was $1.9 million, compared with $2.9 million for the quarter ended June 30, 1999. The decrease is primarily attributable to a reduction of assets (reflecting our sales of mortgage-backed securities and loans and paydowns of the related debt facilities), resulting in decreases in interest income on securities, loans and other investments of $1.8 million, $0.2 million and $0.6 million, respectively, partially offset by a decrease in interest expense of $1.6 million. The following tables set forth information regarding the total amount of income from interest-earning assets and expense from interest-bearing liabilities and the resulting average yields and rates:

                                                                 For the Quarter Ended June 30, 2000
                                                        ---------------------------------------------------
                                                           Average            Interest         Annualized
                                                           Balance        Income (Expense)     Yield/Rate
                                                        ---------------  -------------------  -------------
                                                                      (DOLLARS IN THOUSANDS)
Interest-Earning Assets:
     Loan portfolios................................       $    35,132    $         983             11.2%
     Mortgage-backed securities available for
     sale                                                       82,858            2,502             12.1
     Other investments..............................             7,762              134              6.9
                                                        ---------------  -------------------  -------------
         Total interest-earning assets..............           125,752            3,619             11.5
                                                        ---------------  -------------------  -------------
Interest-Bearing Liabilities:
     Short-term and other borrowings (1)............            89,953           (1,708)             7.6
                                                        ---------------  -------------------  -------------
         Total interest-bearing liabilities.........            89,953           (1,708)             7.6
                                                        ---------------  -------------------  -------------
     Net interest income before provision for
       loan
      losses/spread  (2)............................                     $        1,911              3.9%
                                                                         ===================  =============
     Net interest margin  (3).......................                                                 6.1%
                                                                                              =============

----------------------
(1)      Excludes borrowings related to investments in real estate.
(2) Net interest spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.
(3) Net interest margin represents net interest income divided by average interest-earning assets.

                                                                For the Quarter Ended June 30, 1999
                                                      --------------------------------------------------------
                                                          Average              Interest           Annualized
                                                          Balance          Income (Expense)       Yield/Rate
                                                      ----------------     ------------------    -------------
                                                                      (DOLLARS IN THOUSANDS)
Interest-Earning Assets:

     Loan portfolios.................................  $      47,554        $       1,194              10.1%
     Mortgage-backed securities available for
     sale............................................        143,720                4,306              12.0
     Other investments...............................         39,840                  780               7.8
                                                      ----------------     ------------------    -------------
         Total interest-earning assets...............        231,114                6,280              10.9
                                                      ----------------     ------------------    -------------
Interest-Bearing Liabilities:

     Short-term borrowings (1).......................        172,945               (3,345)              7.8
                                                      ----------------     ------------------    -------------
         Total interest-bearing liabilities..........        172,945               (3,345)              7.8
                                                      ----------------     ------------------    -------------
     Net interest income before provision for
       loan losses/spread  (2).......................                       $       2,935               3.1%
                                                                           ==================    =============
     Net interest margin  (3)........................                                                   5.1%
                                                                                                 =============

-------------------
(1)      Excludes borrowings related to investments in real estate.
(2) Net interest spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.
(3) Net interest margin represents net interest income divided by average interest-earning assets.

         RECOVERY OF LOAN LOSSES. During the quarter ended June 30, 2000, we reviewed the adequacy of loan loss reserves and recaptured the remaining reserve balance of $0.6 million. At June 30, 2000, we had $30.3 million of loans, net that are performing according to their terms with no required loan loss allowance.

         REAL ESTATE OPERATIONS. Such operations represent activity from our investment in various office buildings, retail stores, and other commercial property located in Oregon, California and the United Kingdom. During the quarter ended June 30, 2000, we realized income from real estate operations of approximately $0.4 million (net of depreciation of $0.3 million), compared with a net loss of $0.1 million for the quarter ended June 30, 1999. This increase was primarily attributable to provision for losses of $0.3 million in 1999 with no such provision in 2000.

         OPERATING EXPENSES. Our other operating expenses were approximately $2.6 million for the quarter ended June 30, 2000, compared with approximately $1.3 million for the quarter ended June 30, 1999. This increase was primarily attributable to an increase in compensation and employee benefits of $1.2 million and $0.4 million of other expenses from becoming internally managed during the fourth quarter of 1999 and professional fees of $0.5 million. This increase was offset by a decrease in management fees paid to our former manager of $0.8 million.

CHANGES IN FINANCIAL CONDITION

         GENERAL. Total assets decreased from approximately $218.7 million at December 31, 1999 to approximately $184.9 million at June 30, 2000. The decrease in total assets is primarily attributable to the sale of $20.5 million of mortgage-backed securities available-for-sale and the sale of commercial real estate with a carrying value of $7.7 million. Total liabilities decreased from approximately $167.8 million at December 31, 1999 to approximately $131.1 million at June 30, 2000 primarily as a result of the repayment of borrowings used to finance mortgage-backed securities and loans. Stockholders' equity increased by approximately $3.0 million resulting primarily from net income of $4.9 million for the six months ended June 30, 2000, partially offset by an increase of $1.8 million in net unrealized losses on available-for-sale securities and our investment in WFSG common stock.

         SECURITIES AVAILABLE FOR SALE. The Company routinely invests in and sells mortgage-backed securities and considers this one of its core competencies. The balance of mortgage-backed securities available for sale decreased from $104.6 million at December 31, 1999 to $80.0 million at June 30, 2000. The decrease in the balance of mortgage-backed securities was primarily due to the sale of securities with a carrying value of $26.0 million, the recognition of other than temporary impairment of approximately $1.8 million, cash receipts in excess of income accrued of approximately $1.0 million and a net increase in the unrealized loss on available-for-sale securities of approximately $2.1 million for the six months ended June 30, 2000, partially offset by the purchase of a subordinated interest in the underlying trust of the resecuritization transaction completed in the quarter ended June 30, 2000 for $6.3 million.

         For financial reporting purposes, we mark our securities portfolio to fair value at the end of each month based primarily upon broker/dealer valuations, subject to an internal review process. With respect to many of our subordinate securities, valuations are typically available from either a single or a small group of broker/dealers. For those securities that are subject to repurchase or other financing arrangements with broker/dealers, we employ the valuation supplied by the financing broker/dealer.

         The fair value of our investment in the resecuritized mortgage-backed securities is determined by us at each reporting date as the present value of the anticipated cash flows from the underlying collateral (primarily "A" quality, jumbo, fixed-rate, 15- to 30-year term loans) using certain estimates. We are responsible for developing these estimates which include: (i) future rate of prepayment; (ii) discount rate used to calculate present value; and (iii) default rates and loss severity on loan pools underlying the mortgage-backed securities in the resecuritization. At June 30, 2000, we used an annual constant prepayment rate of 12%, a discount rate of 20%, and an annual constant default rate of .20% with a loss severity of 32% to estimate the fair value of our interest in the resecuritization. The future cash flows and the discount rate represent our best estimate; however, there can be no assurance of the accuracy of these estimates. We review the fair value of our interest in the resecuritization by analyzing current interest rates, and prepayment, discount rate and loss assumptions in relation to the actual experience and current rates of prepayment and loss prevalent in the underlying loan pools. Changes in these factors may lead to significant fluctuations in the fair value of our investment which may affect earnings, if the fair value decrease is determined by us to be of other-than-temporary nature.

         The difference between our amortized cost of mortgage-backed securities available for sale and current market values, which was $25.3 million at June 30, 2000, is included in "Accumulated Other Comprehensive Loss" in stockholders' equity. This amount, unlike "market valuation losses and impairments," represents a market value decline that we believe is temporary. If held to maturity, the anticipated cash flow on these securities based on interest rates, rate of prepayment and the amount and severity of defaults would result in our receiving amounts in excess of the current market value and would allow us to recover our amortized cost plus our original expected return from the time of acquisition.

         Notwithstanding the foregoing, payments on mortgage-backed securities are subject to a number of market factors which can significantly affect the amount and rate of payments on mortgage-backed securities, including, without limitation, defaults on the underlying mortgage loans, the level of subordination of the mortgage-backed securities, changes in interest rates and the rate of prepayments on the underlying mortgage loans. To the extent that these and other factors change, the anticipated cash flow on our mortgage-backed securities may not be sufficient to cover our amortized cost or if we sell one of these mortgage-backed securities at market prices which are below its amortized cost, we will realize a loss in the amount of that portion of "Accumulated Other Comprehensive Loss" attributable to such mortgage-backed security.

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

         At June 30, 2000, securities available for sale were as follows:

                                                                                  Gross
                                          Amortized            Gross            Unrealized
                                          Cost (1)        Unrealized Gains        Losses          Fair Value
                                       --------------     ----------------   ---------------    -------------
                                                               (DOLLARS IN THOUSANDS)
   Mortgage-backed securities           $    105,312       $        603       $   (25,941)       $     79,974
                                       ==============     ===============    ===============    =============

         (1) The amortized cost of the securities reflects the market valuation losses and impairments discussed above and excludes accrued interest of $0.9 million.

         Included in available-for-sale securities are securities with fair values of approximately $14.5 million, which, under their terms of issuance, do not provide current cash flows to us. Accordingly, the determination of fair value of these securities may be more uncertain than securities which receive current cash flows.

         LOANS, NET. During the six months ended June 30, 2000, our loans, net decreased by approximately $1.4 million due primarily to sales of loans and principal payments received from borrowers.

         INVESTMENTS IN REAL ESTATE. Investments in real estate decreased approximately $9.7 million from December 31, 1999 to June 30, 2000. This decrease was primarily due to the sale of commercial properties located in Portland, Oregon with a carrying value of approximately $7.3 million.

         We are currently in the process of marketing certain other commercial properties for sale during the rest of the year as we continue to reduce our level of investment in commercial real estate income properties.

         SHORT-TERM BORROWINGS. Short-term borrowings decreased by approximately $30.0 million during the six months ended June 30, 2000. The decrease in short-term borrowings is primarily attributable to the repayment from sales proceeds of, and other payments on, our mortgage-backed securities.

         LONG-TERM BORROWINGS. Long-term borrowings decreased approximately $7.4 million during the six months ended June 30, 2000 due primarily to repayments related to the commercial properties which were sold during the reporting period.

         STOCKHOLDERS' EQUITY. Stockholders' equity increased by approximately $3.0 million during the six months ended June 30, 2000. This increase was primarily due to net income of $4.9 million, partially offset by an increase in unrealized holding losses on securities available for sale of $0.9 million, reclassification adjustment for net gains on securities included in net income of $0.8 million and foreign currency translation losses of $0.3 million.

REGULATORY MATTERS

         The Company currently owns approximately 14.4% of WFSG's common stock on a non-diluted basis. The Company is continuing to consider what course of action might best maximize the value of its investment in WFSG. As a result, the Company may decide it wishes to sell some or all of its shares of WFSG, retain its current ownership position, or increase its ownership, including substantially.

         Any course of conduct (including retention of the Company's current position) needs to comply with requirements of the Office of Thrift Supervision (the "OTS"), including those relating to the "control" of savings and loan holding companies such as WFSG. For the reasons explained in the Company's Form 10-K for the year ended December 31, 1999, the Company filed an H-(e)1 control application with the OTS in June 1999. The Company had anticipated it would withdraw that application if the OTS approved the Company's request that the OTS lift interim restrictions imposed by the OTS on the Company with respect to WFSG.

         As a result of recent discussions with the OTS, the Company no longer anticipates that the OTS will withdraw the interim restrictions. The Company is evaluating what, if any, action to take in respect of its H-(e)1 application and the OTS order.

LIQUIDITY AND CAPITAL RESOURCES

         Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund investments, engage in loan acquisition and lending activities, meet collateral calls and for other general business purposes. The primary sources of funds for liquidity during the six months ended June 30, 2000 consisted of net cash provided by investing activities, including the cash repayments related to our mortgage-backed securities portfolio, sales of mortgage-backed securities and sales of investments in real estate.

         Our short-term borrowings and the availability of further borrowings are substantially affected by, among other things, changes in interest rates, changes in market spreads whereby the market value of the collateral securing such borrowings may decline substantially, or decreases in credit quality of underlying assets. In the event of declines in market value or credit quality, we may be required to provide additional collateral for, or repay a portion of outstanding balances of, our short-term borrowing facilities. For additional information with respect to our monthly mark-to-market of our securities available for sale portfolio, see "CHANGES IN FINANCIAL CONDITION-SECURITIES AVAILABLE FOR SALE."

         The adverse market conditions, which negatively impacted us during the third and fourth quarters of 1998, began to stabilize during 1999, but remain uncertain. As of June 30, 2000, we had no outstanding collateral calls.

         Fluctuations in interest rates will continue to impact our net interest income to the extent our fixed rate assets are funded by variable rate debt or our variable rate assets reprice on a different schedule or in relation to a different index than any floating rate debt which in turn could impact potential returns to shareholders. See "Item 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK."

         At June 30, 2000, we had total consolidated secured indebtedness of $124.1 million, accrued interest payable of $0.6 million, a dividend payable of $4.0 million, as well as $2.3 million of other liabilities. The consolidated secured indebtedness consisted of (i) $82.4 million of repurchase agreements,
(ii) lines of credit aggregating $3.5 million which are secured by loans and
(iii) $38.2 million outstanding of other borrowings maturing between 2000 and 2008 which are secured by real estate.

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

         As of June 30, 2000, the Company had approximately $85.9 million of indebtedness under the terms of which the lender could request additional collateral if the value of the underlying collateral declined (including financing facilities for both mortgage-backed securities and loans). Although the Company believes that the likelihood of significant declines in asset values has decreased since the third quarter of 1998, the Company is seeking to maintain a larger cash position and more unencumbered assets to deal with any future potential collateral calls. In addition, the Company is seeking to and has refinanced some of this indebtedness with longer-term indebtedness which would not be subject to the same collateral calls.

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

         Based on our monthly interest and other expenses, monthly cash receipts and collateral calls through June 30, 2000, we believe that our existing sources of funds will be adequate for purposes of meeting our short-term liquidity needs. There can be no assurance that this will be the case, however. Material increases in interest expense from variable-rate funding sources or collateral calls, or material decreases in monthly cash receipts, generally would negatively impact our liquidity. On the other hand, material decreases in interest expense from variable-rate funding sources or collateral calls, or an increase in market value of our mark-to-market financial assets, generally would positively affect our liquidity.

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

         The following tables quantify the potential changes in net interest income and net portfolio value as of June 30, 2000 should interest rates go up or down (shocked) by 100 to 400 basis points, assuming the yield curves of the rate shocks will be parallel to each other and instantaneous. Net portfolio value is calculated as the sum of the value of off-balance sheet instruments and the present value of cash in-flows generated from interest-earning assets net of cash out-flows in respect of interest-bearing liabilities. The cash flows associated with the loan portfolios and securities available for sale are calculated based on prepayment and default rates that vary by asset but not by changes in interest rates. Projected losses, as well as prepayments, are generated based upon the actual experience with the subject pool, as well as similar, more seasoned pools. To the extent available, loan characteristics such as loan-to-value ratio, interest rate, credit history and product types are used to produce the projected loss and prepayment assumptions that are included in the cash flow projections of the securities. The following tables apply the U.S. Treasury yield curve generally for assets and LIBOR for repurchase agreement liabilities and assume a uniform change in both rates. The tables assume that changes in interest rates occur instantaneously. The tables also reflect that the Company has a significant exposure to LIBOR rates since its repurchase agreement borrowings are generally based on LIBOR rates. Actual results could differ significantly from those estimated in the tables.

                                          Projected Percent Change in
         ----------------------------------------------------------------------------------------------
           Change in Interest Rates (1)           Net Interest Income           Net Portfolio Value
         ----------------------------------    --------------------------    --------------------------
                  -400 Basis Points                       27.5%                         14.4%
                  -300 Basis Points                       20.6%                         10.7%
                  -200 Basis Points                       13.7%                          7.1%
                  -100 Basis Points                        6.9%                          3.5%
                     0 Basis Points                        -                             -
                   100 Basis Points                       (6.9)%                        (3.4)%
                   200 Basis Points                      (13.7)%                        (6.7)%
                   300 Basis Points                      (20.6)%                        (9.9)%
                   400 Basis Points                      (27.5)%                       (13.0)%

         (1) Assumes that uniform changes occur instantaneously in both the yield on 10-year U.S. Treasury notes and the interest rate applicable to U.S. dollar deposits in the London interbank market.

                                                   Change in Monthly                 Change in
           Change in Interest Rates (1)           Net Interest Income           Net Portfolio Value
         ----------------------------------    --------------------------    --------------------------
                  -400 Basis Points                 $    191,860                  $  7,742,144
                  -300 Basis Points                 $    143,895                  $  5,756,966
                  -200 Basis Points                 $     95,930                  $  3,798,922
                  -100 Basis Points                 $     47,965                  $  1,877,516
                     0 Basis Points                            -                             -
                   100 Basis Points                 $    (47,965)                 $ (1,828,250)
                   200 Basis Points                 $    (95,930)                 $ (3,603,417)
                   300 Basis Points                 $   (143,895)                 $ (5,322,965)
                   400 Basis Points                 $   (191,860)                 $ (6,985,400)

         (1) Assumes that uniform changes occur instantaneously in both the yield on 10-year U.S. Treasury note and the interest rate applicable to U.S. dollar deposits in the London interbank market.

         The following table sets forth information as to the type of funding used to finance the Company's assets as of June 30, 2000. As indicated in the table, a large percentage of the Company's fixed rate assets are financed by floating rate liabilities and the Company's variable rate assets are generally funded by variable rate liabilities which use the same index.

                                             Assets and Liabilities
                                               As of June 30, 2000
                                              (Dollars in thousands)

INTEREST-BEARING ASSETS                            ASSETS         INTEREST           LIABILITIES     INTEREST
-----------------------                            ------         --------           -----------     --------

Fixed Assets, Financed Floating                $       78,959       Fixed        $          66,955    LIBOR
Fixed Assets, Not Financed                              6,279       Fixed                   -         None
Investments in WFSG and affiliates                      4,583       Fixed                   -         None
Floating Assets, Financed Floating                     25,000       LIBOR                   18,941    LIBOR
                                               --------------                     ----------------
                  Sub-total                           114,821                               85,896

OTHER ASSETS
------------

Investments in Real Estate                             53,513        N/A                    38,199    Fixed
Cash and Cash Equivalents                               8,020        N/A                    -         None
Investments in WFSG and affiliates                      4,769        N/A                    -         None
Other                                                   3,780        N/A                    -         None
                                               --------------                     ----------------
                  Sub-total                            70,082                               38,199

LIABILITY ONLY
--------------

Dividends                                                  -                                4,038    Fixed

Accounts Payable and Accrued
Liabilities                                                -                                2,931    None
                                               --------------                     ----------------
                  Sub-total                                -                                6,969
--------------------------------------------------------------------------------------------------------------
                  Grand Total                  $     184,903                      $       131,064
===============================================================================================================


         Asset and liability management involves managing the timing and magnitude of the repricing of assets and liabilities. It is the objective of the Company to attempt to control risks associated with interest rate movements. Asset and liability management can utilize a wide variety of off-balance sheet financial techniques to assist it in the management of interest rate risk. For example, in hedging the interest rate and exchange rate exposure of a foreign currency denominated asset or liability, we may enter into hedge transactions to counter movements in the different currencies as well as interest rates in those currencies. These hedges may be in the form of currency and interest rate swaps, options, and forwards, or combinations thereof. No such techniques were in use as of June 30, 2000.

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


         The following tables set forth the estimated maturity or repricing of the Company's interest-earning assets and interest-bearing liabilities at June 30, 2000 (dollars in thousands):

                                        Within         4 to 12       One Year to     More than
                                        3 Months        Months         3 Years        3 Years          TOTAL
                                      -------------  ------------  ------------     ------------    ----------
INTEREST-SENSITIVE ASSETS(1):

Cash and cash equivalents              $  8,020       $     --       $     --       $     --       $  8,020
Securities available for sale                --             --             --         79,974         79,974
Loans(2)                                 25,132            394            900          3,838         30,264
Investments in WFSG and affiliates          258            827          2,610            888          4,583
                                       --------       --------       --------       --------       --------
Total rate-sensitive assets            $ 33,410       $  1,221       $  3,510       $ 84,700       $122,841
                                       ========       ========       ========       ========       ========

INTEREST-SENSITIVE LIABILITIES :
Borrowings on loans and securities     $ 85,896       $     --       $     --       $     --       $ 85,896
Borrowings on real estate                    --             --             --         38,199         38,199
Dividends payable                            --          4,038             --             --          4,038
                                       --------       --------       --------       --------       --------
Total rate-sensitive liabilities       $ 85,896       $  4,038       $     --       $ 38,199       $128,133
                                       ========       ========       ========       ========       ========
Interest rate sensitivity gap           (52,486)        (2,817)         3,510         46,501
Cumulative interest rate
sensitivity gap                         (52,486)       (55,303)       (51,793)        (5,292)
Cumulative interest rate
 sensitivity gap as a
 percentage of total rate-
 sensitive assets                           (43)%          (45)%          (42)%           (4)%


-------------------------
(1) Real estate property holdings are not considered interest rate sensitive.

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

PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

The registrant is not a party to any other material legal proceedings, except as follows:

         The Company is engaged in litigation with WFSG relating to the termination of the contractual and other relationships which formerly existed between the companies (a more detailed description of this legal proceeding is contained in the Company's Annual Report on Form 10-K for the year ending December 31, 1999). Prior to September 1999, the Company's business affairs and day-to-day operations had been managed by a wholly-owned subsidiary of WFSG. The Company and WFSG had the same senior management team, though the Company had a significantly different shareholder base and the majority of its directors were independent. In addition, the Company and WFSG had other significant contractual relationships relating to the servicing of real estate related assets and also had certain cross shareholdings. The Company has sought to amicably resolve its differences with WFSG and has been unable to resolve certain areas of dispute. The Company alleges: (1) the termination of Messrs. Wiederhorn and Mendelsohn and the departure of other senior managers made WFSG and its affiliates unable and/or unwilling to provide management to the Company as required under the management agreement; (2) the inability of WFSG and its affiliates to manage the Company's business affairs triggered application of a facilities sharing agreement dated February 19, 1999 between the Company and WFSG and its affiliates (the "Facilities Sharing Agreement"), which replaced the management agreement; (3) WFSG's refusal to allow Messrs. Wiederhorn and Mendelsohn access to WFSG's facilities, personnel, and equipment for the Company's business violated the terms of the Facilities Sharing Agreement; (4) the management agreement was terminated with no obligation to pay a termination fee under a contract term allowing non-renewal upon 120-day advance notice, which was timely given by the Company to WFSG; (5) the Company is entitled to expanded use of prepaid service fees for the servicing of assets serviced under pooling and servicing agreements; and (6) WFSG to be in default of its Debtor-in-Possession ("DIP") loan agreement with the Company. WFSG alleges the Company breached the management agreement and is claiming damages for alleged non-payment of quarterly management fees of $0.7 million and damages under a termination fee in a range of $3.5 million to $4.0 million. In late July 2000, the parties entered mediation in order to resolve their differences. While the Company believes that significant progress has been made, the discussions are ongoing and a final settlement of all areas of dispute has not been agreed. There can be no assurance that these discussions will continue or lead to a final settlement.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.
         Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.
         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
         None.

ITEM 5.  OTHER INFORMATION.
         Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits

                  10.1 Amended Employment Agreement dated May 19, 2000 between the Company and Wilshire Real Estate Partnership L.P. and Robert G. Rosen

                  10.2 Amended Employment Agreement dated July 27, 2000 between the Company and Wilshire Real Estate Partnership L.P. and Robert G. Rosen

                  10.3 Amended Agreement dated June 1, 2000 between the Company and Wilshire Real Estate Partnership L.P. and Richard Brennan

                  11       Computation of Per Share Earnings

                  27       Financial Data Schedule

         (b)      Reports on Form 8-K:
                  None

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

Date: August 9, 2000