Form 10-Q
period 2000-09-30
WILSHIRE REAL ESTATE INVESTMENT TRUST INC
filed 2000-10-26
CIK 1048566

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-23911

                            ------------------------

                      WILSHIRE REAL ESTATE INVESTMENT INC.

             (Exact name of registrant as specified in its charter)

               MARYLAND                                     52-2081138
    (State or other jurisdiction of                       (IRS Employer
    incorporation or organization)                     Identification No.)

                              1631 SW COLUMBIA STREET
                                PORTLAND, OR 97201
                (Address of principal executive offices) (Zip Code)

                                  (503) 721-6500
               (Registrant's telephone number, including area code)

                            ------------------------

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  CLASS                               OUTSTANDING AT SEPTEMBER 30, 2000
------------------------------------------        ------------------------------------------
Common Stock, par value $0.0001 per share                     10,507,313 shares

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      WILSHIRE REAL ESTATE INVESTMENT INC.
                                   FORM 10-Q
                                     INDEX

                                                                            PAGE NO.
                                                                            --------
PART I--FINANCIAL INFORMATION

Item 1.       Interim Financial Statements (Unaudited):

              Consolidated Statements of Financial Condition..............      3

              Consolidated Statements of Operations.......................      4

              Consolidated Statement of Changes in Stockholders' Equity...      5

              Consolidated Statements of Cash Flows.......................      6

              Notes to Consolidated Financial Statements..................      7

Item 2.       Management's Discussion and Analysis of Financial Condition
                and Results of Operations.................................     11

Item 3.       Quantitative and Qualitative Disclosures about Market
                Risk......................................................     20

PART II--OTHER INFORMATION

Item 1.       Legal Proceedings...........................................     25

Item 2.       Changes in Securities and Use of Proceeds...................     25

Item 3.       Defaults Upon Senior Securities.............................     25

Item 4.       Submission of Matters to a Vote of Security Holders.........     25

Item 5.       Other Information...........................................     25

Item 6.       Exhibits and Reports on Form 8-K............................     25

Signatures................................................................     26

PART I--FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

                      WILSHIRE REAL ESTATE INVESTMENT INC.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2000            1999
                                                              -------------   ------------
                                                               (UNAUDITED)
ASSETS
Cash and cash equivalents...................................    $  6,101        $  5,862
Securities available for sale, at fair value................      76,576         104,572
Loans, net..................................................      30,337          31,634
Investments in real estate held for sale, net...............      50,689          63,225
Investments in WFSG and affiliates, net (see Note 6)........       6,701           9,657
Accrued interest receivable.................................         968           1,246
Other assets................................................       2,178           2,470
                                                                --------        --------
    Total assets............................................    $173,550        $218,666
                                                                ========        ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Short-term borrowings.....................................    $ 61,574        $ 96,815
  Long-term borrowings (see Note 6).........................      54,926          64,550
  Accounts payable and accrued liabilities..................       2,408           2,339
  Dividends payable.........................................       2,576           4,090
                                                                --------        --------
    Total liabilities.......................................     121,484         167,794
                                                                --------        --------
Commitments and Contingencies (see Note 7)
Stockholders' Equity:
  Preferred stock, $.0001 par value; 25,000,000 shares
    authorized; no shares issued and outstanding............
  Common stock, $.0001 par value; 200,000,000 shares
    authorized; 11,500,000 shares issued; and 10,507,313
    shares outstanding......................................     166,981         166,981
  Treasury stock; 992,687 common shares, at cost............      (2,171)         (2,171)
  Accumulated deficit.......................................     (85,212)        (90,717)
  Recourse loans to officers to acquire stock...............        (954)           (198)
  Accumulated other comprehensive loss......................     (26,578)        (23,023)
                                                                --------        --------
    Total stockholders' equity..............................      52,066          50,872
                                                                --------        --------
    Total liabilities and stockholders' equity..............    $173,550        $218,666
                                                                ========        ========

  The accompanying notes are an integral part of these consolidated financial statements.

                      WILSHIRE REAL ESTATE INVESTMENT INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                  QUARTER ENDED             NINE MONTHS ENDED
                                                  SEPTEMBER 30,               SEPTEMBER 30,
                                            -------------------------   -------------------------
                                               2000          1999          2000          1999
                                            -----------   -----------   -----------   -----------
Net Interest Income:
  Loans...................................  $       936   $       959   $     3,023   $     4,081
  Securities..............................        2,623         3,291         8,461        12,025
  Other investments.......................          123           555           338         2,063
                                            -----------   -----------   -----------   -----------
    Total interest income.................        3,682         4,805        11,822        18,169
  Interest expense........................        1,916         2,803         5,920         9,841
                                            -----------   -----------   -----------   -----------
    Net interest income before provision
      for loan losses.....................        1,766         2,002         5,902         8,328
  Recovery of loan losses.................           --            --           555         1,150
                                            -----------   -----------   -----------   -----------
    Net interest income after recovery of
      loan losses.........................        1,766         2,002         6,457         9,478
                                            -----------   -----------   -----------   -----------
Real Estate Operations:
  Operating income........................        1,324         1,625         4,151         5,468
  Operating expense.......................          (84)          (35)         (419)         (158)
  Interest expense........................         (760)       (1,043)       (2,349)       (3,579)
  Provision for losses on real estate.....           --          (325)           --          (892)
  Gain on sale of real estate.............        1,020           708         2,114           718
  Depreciation............................         (278)         (333)         (862)       (1,102)
                                            -----------   -----------   -----------   -----------
    Total real estate operations..........        1,222           597         2,635           455
                                            -----------   -----------   -----------   -----------
Other Operating (Loss) Income:
  Gain (loss) on sale of securities.......           --           232         5,342          (697)
  Market valuation losses and
    impairments...........................         (500)       (6,339)       (2,291)      (28,527)
  Provision for disputes with WFSG........         (114)       (4,077)         (114)       (4,077)
  (Loss) gain on foreign currency
    translation...........................           (8)           35           (62)          (41)
  Other revenue...........................           --            53           159           242
                                            -----------   -----------   -----------   -----------
    Total other operating (loss) income...         (622)      (10,096)        3,034       (33,100)
                                            -----------   -----------   -----------   -----------
Operating Expenses:
  Compensation and employee benefits......          992            --         3,499            --
  Management fees.........................           --           663            --         2,414
  Professional fees.......................          342           318         1,398           962
  Other...................................          762           694         1,906         1,038
                                            -----------   -----------   -----------   -----------
    Total operating expenses..............        2,096         1,675         6,803         4,414
                                            -----------   -----------   -----------   -----------
Net income (loss) before provision for
income taxes..............................          270        (9,172)        5,323       (27,581)
Provision for income taxes................         (125)          200            --           200
                                            -----------   -----------   -----------   -----------
Net Income (Loss).........................  $       395   $    (9,372)  $     5,323   $   (27,781)
                                            ===========   ===========   ===========   ===========
Basic and Diluted Net Income (Loss) Per
Share.....................................  $      0.04   $     (0.82)  $      0.51   $     (2.42)
Weighted Average Shares Outstanding.......   10,507,313    11,500,000    10,507,313    11,500,000

  The accompanying notes are an integral part of these consolidated financial statements.

                      WILSHIRE REAL ESTATE INVESTMENT INC.

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                  (UNAUDITED)

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                           RECOURSE
                                                                                           LOANS TO      ACCUMULATED
                                 COMMON STOCK          TREASURY STOCK                     OFFICERS TO       OTHER
                             ---------------------   -------------------   ACCUMULATED      ACQUIRE     COMPREHENSIVE
                             SHARES(1)     AMOUNT     SHARES     AMOUNT      DEFICIT         STOCK           LOSS         TOTAL
                             ----------   --------   --------   --------   ------------   -----------   --------------   --------
Balance at January 1,
  2000.....................  10,507,313   $166,981   992,687    $(2,171)     $(90,717)       $(198)        $(23,023)     $50,872
Comprehensive income:
  Net income...............          --         --        --         --         5,323           --               --        5,323
  Other comprehensive loss:
    Foreign currency
      translation..........          --         --        --         --            --           --             (402)        (402)
    Unrealized holding
      losses on securities
      available for sale...          --         --        --         --            --           --           (2,819)      (2,819)
    Reclassification
      adjustment for net
      gains on securities
      included in net
      income...............          --         --        --         --            --           --             (334)        (334)
                                                                                                                         -------
Total comprehensive
  income...................                                                                                                1,768
Loans to officers, net.....          --         --        --         --            --         (756)              --         (756)
Discount on dividend
  purchase.................          --         --        --         --           182           --               --          182
                             ----------   --------   -------    -------      --------        -----         --------      -------
Balance at September 30,
  2000.....................  10,507,313   $166,981   992,687    $(2,171)     $(85,212)       $(954)        $(26,578)     $52,066
                             ==========   ========   =======    =======      ========        =====         ========      =======

------------------------------

(1) Issued and outstanding.

  The accompanying notes are an integral part of these consolidated financial statements.

                      WILSHIRE REAL ESTATE INVESTMENT INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                 QUARTER ENDED       NINE MONTHS ENDED
                                                                 SEPTEMBER 30,         SEPTEMBER 30,
                                                              -------------------   -------------------
                                                                2000       1999       2000       1999
                                                              --------   --------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).........................................  $   395    $(9,372)   $  5,323   $(27,781)
  Adjustments to reconcile net income to net cash provided
    by (used in) operating activities:
    Depreciation............................................      336        333         963      1,102
    Amortization of premiums and accretion of discounts,
      net...................................................       --       (276)       (145)      (290)
    Recovery of loan losses.................................       --         --        (555)    (1,150)
    Provision for losses on real estate.....................       --        325          --        892
    Market valuation losses and impairments.................      500      6,339       2,291     28,527
    Loss on foreign currency translation....................       16        (71)         69          5
    (Gain) loss on sale of securities available for sale....       --       (232)     (5,342)       697
    Gain on sale of real estate.............................   (1,020)        --      (2,114)      (718)
    Gain on sale of loans...................................       --       (708)       (158)        --
    Change in:
      Investments in WFSG and affiliates, net...............    2,292        (12)      2,956    (18,492)
      Accrued interest receivable...........................        7        374         278        783
      Other assets..........................................      230          9         (68)      (237)
      Accounts payable and accrued liabilities..............     (309)     4,214         297        844
                                                              -------    -------    --------   --------
  Net cash provided by (used in) operating activities.......    2,447        923       3,795    (15,818)
                                                              -------    -------    --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Repayments of securities available for sale...............    1,854      1,166       3,005      9,100
  Purchase of securities available for sale.................       --         --     (19,481)    (8,885)
  Proceeds from sale of loans...............................       --         --         396     48,366
  Proceeds from sale of securities available for sale.......       --     32,331      44,368     32,331
  Purchase of loans and discounted loans....................      (87)      (105)       (188)      (489)
  Principal repayments on loans and discounted loans........       14        811       1,939     39,764
  Proceeds from sale of real estate.........................    3,036      9,963      11,810     14,019
  Investments in real estate................................       --        (73)         --       (223)
  Other.....................................................     (799)        --        (799)       247
                                                              -------    -------    --------   --------
  Net cash provided by investing activities.................    4,018     44,093      41,050    134,230
                                                              -------    -------    --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from short-term borrowings.......................       --        530      11,069      1,251
  Repayments on short-term borrowings.......................   (5,381)   (39,322)    (46,310)  (105,185)
  Repayments on other borrowings............................   (1,778)    (7,661)     (8,036)   (11,454)
  Other.....................................................   (1,308)        --      (1,333)        --
                                                              -------    -------    --------   --------
  Net cash used in financing activities.....................   (8,467)   (46,453)    (44,610)  (115,388)
                                                              -------    -------    --------   --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH.....................       83         16           4         (4)
                                                              -------    -------    --------   --------
NET INCREASE IN CASH AND CASH EQUIVALENTS...................   (1,919)    (1,421)        239      3,020
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD............    8,020      9,223       5,862      4,782
                                                              -------    -------    --------   --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $ 6,101      7,802       6,101   $  7,802
                                                              =======    =======    ========   ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for interest....................................  $ 2,791    $ 2,441    $  8,847   $  9,475
  Cash paid for taxes.......................................  $    --    $    --    $     --   $     --
  Non-cash investing activities:
    Investment in WFSG......................................  $    --    $    --    $     --   $ 12,289

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

    In the Company's opinion, all adjustments, comprised of normal recurring accruals necessary for the fair presentation of the interim financial statements, have been included in the accompanying consolidated financial statements. Operating results for the three and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

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

    Certain items in the previously reported consolidated financial statements were reclassified to conform to the September 30, 2000 presentation, none of which affect previously reported results of operations.

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

NOTE 3 - INCOME TAXES

    As of September 30, 2000, the Company had, for U.S. Federal tax purposes, a net operating loss carryforward of approximately $65 million, which begins to expire in 2018. Tax regulations impose limitations on the use of loss carryforwards following certain changes in ownership. If such a change were to occur with respect to the Company, the limitation could significantly reduce the amount of benefits that would be available to offset future taxable income each year, starting with the year of

                      WILSHIRE REAL ESTATE INVESTMENT INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA AND WHERE NOTED) (CONTINUED)

ownership change. To reduce the potential impact of such ownership changes, the Company established a Shareholder Rights Plan dated as of December 23, 1999 and effective January 3, 2000. The Company has not recorded any deferred tax assets for the future benefits of the net operating loss carryforwards.

NOTE 4 - SIGNIFICANT TRANSACTIONS

    During the quarter ended September 30, 2000, the Company sold commercial properties located in the United Kingdom with a carrying value of $2.0 million. The gain on these transactions of $1.0 million is reported in the consolidated statement of operations. The total proceeds from the sale was approximately $3.0 million of which $1.6 million was used to repay borrowings.

    On July 13, 2000, the Company announced the payment dates for its outstanding dividend for shareholders of record as of September 30, 1998. The Company previously declared, but had not paid, a dividend of $0.40 per share. Shareholders of record as of September 30, 1998 received $0.10 per share (plus interest) on September 28, 2000 and will receive $0.10 per share on each of December 28, 2000, March 28, 2001, and June 28, 2001, together with interest accrued thereon at 4% per annum from the declared payment date, October 27, 1998.

    During the quarter ended September 30, 2000, the Company's debtor-in-possession facility ("DIP") of $5.0 million to Wilshire Financial Services Group Inc. ("WFSG") was repaid.

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

    During the quarters ended September 30, 2000 and 1999, market valuation losses and impairments of $0.5 million and $6.3 million, respectively, were recorded. During such periods, these market valuation losses and impairments related to the portfolio of mortgage-backed securities primarily reflecting higher than anticipated delinquencies, losses in underlying loans to certain securities and varying prepayment speeds.

    During the nine months ended September 30, 2000 and 1999, market valuation losses and impairments of $2.3 million and $28.5 million, respectively, were recorded. During such periods, $2.3 million and $18.0 million, respectively, of market valuation losses and impairments were recorded related to the portfolio of mortgage-backed securities primarily reflecting higher than anticipated delinquencies, losses in underlying loans to certain securities and varying prepayment speeds. During the nine months ended September 30, 1999, the Company also impaired its investment in WFSG 13% Notes due 2004 by $8.7 million and wrote-off $1.0 million in previously capitalized fees for advisory services in connection with its investment in WFSG stock.

                      WILSHIRE REAL ESTATE INVESTMENT INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA AND WHERE NOTED) (CONTINUED)

NOTE 6--RESOLUTION OF DISPUTES WITH WFSG AND ITS AFFILIATES

    On August 28, 2000, the Company announced that the Company, on behalf of itself and all of its subsidiaries and affiliates, Andrew A. Wiederhorn and Lawrence A. Mendelsohn entered into settlement agreements, dated as of August 17, 2000, with WFSG, on behalf of all of its subsidiaries and affiliates other than First Bank of Beverly Hills, F.S.B., pursuant to which all disputes among the parties have been settled, including those related to WFSG's termination of Andrew A. Wiederhorn and Lawrence A. Mendelsohn (the "Settlement"). The Settlement agreements contain provisions, which provide that, except as required for compliance with laws or certain other conditions, the terms of the Settlement shall remain confidential. The Company had been engaged in an ongoing dispute with WFSG relating to the termination of the extensive contractual and other relationships which formerly existed between the companies.

    The Company had a reserve for disputes with WFSG of $2.5 million (which was originally established in September 1999). Based upon the terms of the Settlement, the Company recorded an additional reserve of $0.1 million during the quarter ended September 30, 2000.

    The following table sets forth the balances of the Company's net transactions with WFSG and its affiliates as of September 30, 2000 and December 31, 1999.

                                                              SEPTEMBER 30, 2000   DECEMBER 31, 1999
                                                              ------------------   -----------------
Investments in WFSG and Affiliates, net:
  WFSG Common Stock.........................................        $3,953(1)           $ 3,953
  DIP Facility..............................................            --                5,000
  Other Notes Receivable from WFSG..........................            --                  275
  Prepaid Service Fees to WCC...............................         2,748(2)             2,974
  Reserve for Disputes with WFSG............................            --               (2,545)
                                                                    ------              -------
                                                                    $6,701              $ 9,657
                                                                    ======              =======
Long-term Borrowings........................................        $   --              $ 2,569(3)
                                                                    ======              =======

------------------------------

(1) Based on $1.375 per share. WFSG's common stock currently trades on the OTC Bulletin Board and the closing price as of September 30, 2000 was $1.375 per share. At September 30, 2000, the Company included $0.4 million of unrealized gains in "Accumulated Other Comprehensive Loss" in stockholders' equity.

(2) Net of amortization of $0.2 million.

(3) Investments in real estate were pledged against these loans. During the nine months ended September 30, 2000, the Company repaid these loans in full.

    For the nine months ended September 30, 2000, the various transactions between the Company and WFSG and its affiliates had the net effect of increasing net income by $0.1 million. For the quarter ended September 30, 2000, the net effect of these various transactions was a decrease of net income by $0.2 million.

                      WILSHIRE REAL ESTATE INVESTMENT INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA AND WHERE NOTED) (CONTINUED)

NOTE 7--COMMITMENTS, CONTINGENCIES & OFF-BALANCE SHEET RISK

    The Company is authorized to utilize a wide variety of off-balance sheet financial techniques to assist in the management of interest rate risk. In hedging the interest rate and/or exchange rate exposure of a foreign currency denominated asset or liability, the Company may enter into hedge transactions to counter movements in the different currencies, as well as interest rates in those currencies. These hedges may be in the form of currency and interest rate swaps, options, and forwards, or combinations thereof. At September 30, 2000, the Company had no outstanding positions in these instruments.

    The Company, Andrew A. Wiederhorn, and Lawrence A. Mendelsohn are named in a lawsuit filed by the trustees for nine pension funds or plans filed in United States District Court for the District of Oregon, Hazzard et. al. v. Capital Consultants et. al., Civil Case No. 00-1338 HU. The case was filed on
September 29, 2000, but it has not been served on the Company. The allegations against the Company are unspecific. The plaintiffs seek to restore losses to the plans from a series of investments made on their behalf by Capital Consultants, LLC as a fiduciary to the plans which the complaint alleges violated ERISA standards and which constituted violations of several common law torts. The complaint fails to disclose what portion of the losses for which the plaintiffs are contending the Company is responsible. If the plaintiffs serve a complaint and a summons on the Company, management has directed that it be defended against vigorously. However, it is too early at this stage to have any opinion on the likely outcome of the case.

    The Company also is involved in various legal proceedings occurring in the ordinary course of business which the Company believes will not have a material adverse effect on its consolidated financial condition or operations.

NOTE 8--SUBSEQUENT EVENTS

    On October 10, 2000, the Company sold five retail buildings and an office complex/warehouse/ distribution center, totaling approximately 450,000 square feet, to an unaffiliated third party. The buildings are all located in the State of Oregon. The properties were sold for approximately $28.8 million. As part of the sale, the unaffiliated buyer of the properties assumed debt of approximately $20.3 million.

NOTE 9--NEW ACCOUNTING PRONOUNCEMENTS

    In June 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 138, ACCOUNTING FOR CERTAIN DERIVATIVE INSTRUMENTS AND CERTAIN HEDGING ACTIVITIES, AN AMENDMENT OF FASB STATEMENT
NO. 133 ("FAS 138") which amends certain provisions of Statement of Financial Accounting Standards No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES ("FAS 133"). These statements establish accounting and financial reporting for derivative instruments and hedging activities and will require the Company to recognize and report all derivative instruments at their fair value in the Company's consolidated statement of financial position with changes in fair value recorded generally in operations. These statements become effective for the Company on January 1, 2001. At this stage, the Company believes that the effect, if any, that FAS 133 and FAS 138 will have on the Company's operations and financial position will not be material.

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

    We continue to focus our efforts on stabilizing our existing asset and liability base as general market conditions and availability of financing for certain of our asset categories, especially subordinated mortgage-backed securities and mezzanine loans, continue to be uncertain. Our results of operations for the nine months ended September 30, 2000, while profitable, reflect this continued difficult marketplace and include further impairment write-downs of certain mortgage-backed securities.

RESULTS OF OPERATIONS--NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

    NET INCOME. Our net income for the nine months ended September 30, 2000 was $5.3 million, or $0.51 per share, compared with a net loss of $27.8 million, or $2.42 per share, for the nine months ended September 30, 1999. The net income for the 2000 period is attributable to net interest income of $5.9 million, gain on sale of securities of $5.3 million, recovery of loan losses of $0.6 million and income from real estate operations of $2.6 million, partially offset by market valuation losses and impairments on our portfolio of mortgage-backed securities of $2.3 million and other operating expenses of $6.8 million. Our net loss for the corresponding 1999 period was primarily due to market valuation losses and impairments of $28.5 million on our mortgage-backed securities portfolio and investment in WFSG common stock, partially offset by the net recovery of $1.2 million of loan loss provisions.

    NET INTEREST INCOME. Our net interest income for the nine months ended September 30, 2000 was $5.9 million, compared with $8.3 million for the nine months ended September 30, 1999. The decrease is primarily attributable to a reduction of assets (reflecting our sales of mortgage-backed securities and loans and paydowns of the related debt facilities), resulting in decreases in interest income on securities, loans and other investments of $3.6 million, $1.1 million and $1.7 million, respectively, partially offset by a decrease in interest expense of $3.9 million. The following tables set forth information regarding the total amount of income from interest-earning assets and expense from interest-bearing liabilities and the resulting average yields and rates:

                                                         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                                        -----------------------------------------------
                                                         AVERAGE           INTEREST          ANNUALIZED
                                                         BALANCE       INCOME (EXPENSE)      YIELD/RATE
                                                        ---------      ----------------      ----------
                                                                    (DOLLARS IN THOUSANDS)
Interest-Earning Assets:
  Loan portfolios.....................................  $ 34,165            $ 3,023             11.8%
  Mortgage-backed securities available for sale.......    83,879              8,461             13.4
  Other investments...................................     7,754                338              5.8
                                                        --------            -------             ----
    Total interest-earning assets.....................   125,798             11,822             12.5
                                                        --------            -------             ----

Interest-Bearing Liabilities:
  Short-term and other borrowings(1)..................    91,013             (5,920)             8.7
                                                        --------            -------             ----
    Total interest-bearing liabilities................    91,013             (5,920)             8.7
                                                        --------            -------             ----
  Net interest income before provision for loan
    losses/spread(2)..................................                      $ 5,902              3.8%
                                                                            =======             ====
  Net interest margin(3)..............................                                           6.3%
                                                                                                ====

------------------------

(1) Excludes borrowings related to investments in real estate.

(2) Net interest spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.

(3) Net interest margin represents net interest income divided by average interest-earning assets.

                                                         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                                                        -----------------------------------------------
                                                         AVERAGE           INTEREST          ANNUALIZED
                                                         BALANCE       INCOME (EXPENSE)      YIELD/RATE
                                                        ---------      ----------------      ----------
                                                                    (DOLLARS IN THOUSANDS)
Interest-Earning Assets:
  Loan portfolios.....................................  $ 52,703            $ 4,081             10.2%
  Mortgage-backed securities available for sale.......   131,061             12,025             12.1
  Other investments...................................    35,374              2,063              7.8
                                                        --------            -------             ----
    Total interest-earning assets.....................   219,138             18,169             10.9
                                                        --------            -------             ----
Interest-Bearing Liabilities:
  Short-term borrowings(1)............................   166,933             (9,841)             7.8
                                                        --------            -------             ----
    Total interest-bearing liabilities................   166,933             (9,841)             7.8
                                                        --------            -------             ----
  Net interest income before provision for loan
    losses/spread(2)..................................                      $ 8,328              3.1%
                                                                            =======             ====
  Net interest margin(3)..............................                                           5.0%
                                                                                                ====

------------------------

(1) Excludes borrowings related to investments in real estate.

(2) Net interest spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.

(3) Net interest margin represents net interest income divided by average interest-earning assets.

    RECOVERY OF LOAN LOSSES. During the nine months ended September 30, 2000, we reviewed the adequacy of loan loss reserves and recaptured the remaining reserve balance of $0.6 million. At September 30, 2000, we had $30.3 million of loans, net that are performing according to their terms with no required loan loss allowance. During the nine months ended September 30, 1999, we recaptured a net $1.2 million in loan loss reserves.

    REAL ESTATE OPERATIONS. Our real estate operations represent activity from our investment in various office buildings, retail stores, and other commercial property located in Oregon, California and the United Kingdom. During the nine months ended September 30, 2000, we realized income from real estate operations of approximately $2.6 million (net of depreciation of $0.6 million), compared with net income of $0.5 million for the nine months ended September 30, 1999. This increase was primarily attributable to a gain of $2.1 million on the sale of office properties located in Portland, Oregon and the United Kingdom.

    OPERATING EXPENSES.  Our other operating expenses were approximately
$6.8 million for the nine months ended September 30, 2000, compared with approximately $4.4 million for the nine months ended September 30, 1999. This increase was primarily attributable to an increase in compensation and employee benefits of $3.5 million, amortization of the prepaid service fees to WCC of $0.2 million and $0.7 million of other expenses from becoming internally managed during the fourth quarter of 1999 and professional fees of $0.4 million. This increase was offset by a decrease in management fees paid to our former manager of $2.4 million.

RESULTS OF OPERATIONS--QUARTER ENDED SEPTEMBER 30, 2000 COMPARED TO QUARTER ENDED SEPTEMBER 30, 1999

    NET INCOME. Our net income for the quarter ended September 30, 2000 was $0.4 million, or $0.04 per share, compared with a net loss of $9.4 million, or $0.82 per share, for the quarter ended September 30, 1999. The net income for the 2000 period is attributable to net interest income of $1.8 million and income from real estate operations of $1.2 million, partially offset by market valuation losses and impairments of $0.5 million and other operating expenses of $2.1 million. Our net loss for the corresponding 1999 period was primarily due to market valuation losses and impairments of $6.3 million on our mortgage-backed securities portfolio and investment in WFSG common stock and a provision for disputes with WSFG of $4.1 million.

    NET INTEREST INCOME. Our net interest income for the quarter ended September 30, 2000 was $1.8 million, compared with $2.0 million for the quarter ended September 30, 1999. The decrease is primarily attributable to a reduction of assets (reflecting our sales of mortgage-backed securities and loans and paydowns of the related debt facilities), resulting in decreases in interest income on securities and other investments of $0.7 million and $0.4 million, respectively, partially offset by a decrease in interest expense of $0.9 million. The following tables set forth information regarding the total amount of income from interest-earning assets and expense from interest-bearing liabilities and the resulting average yields and rates:

                                                              FOR THE QUARTER ENDED SEPTEMBER 30, 2000
                                                           ----------------------------------------------
                                                           AVERAGE           INTEREST          ANNUALIZED
                                                           BALANCE       INCOME (EXPENSE)      YIELD/RATE
                                                           --------      ----------------      ----------
                                                                       (DOLLARS IN THOUSANDS)
Interest-Earning Assets:
  Loan portfolios....................................      $ 32,550          $   936              11.5%
  Mortgage-backed securities available for sale......        77,982            2,623              13.5
  Other investments..................................         8,235              123               6.0
                                                           --------          -------              ----
    Total interest-earning assets....................       118,767            3,682              12.4
                                                           --------          -------              ----
Interest-Bearing Liabilities:
  Short-term and other borrowings(1).................        83,683           (1,916)              9.2
                                                           --------          -------              ----
    Total interest-bearing liabilities...............        83,683           (1,916)              9.2
                                                           --------          -------              ----
  Net interest income before provision for loan
    losses/spread(2).................................                        $ 1,766               3.2%
                                                                             =======              ====
  Net interest margin(3).............................                                              5.9%
                                                                                                  ====

------------------------

(1) Excludes borrowings related to investments in real estate.

(2) Net interest spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.

(3) Net interest margin represents net interest income divided by average interest-earning assets.

                                                              FOR THE QUARTER ENDED SEPTEMBER 30, 1999
                                                           ----------------------------------------------
                                                           AVERAGE           INTEREST          ANNUALIZED
                                                           BALANCE       INCOME (EXPENSE)      YIELD/RATE
                                                           --------      ----------------      ----------
                                                                       (DOLLARS IN THOUSANDS)
Interest-Earning Assets:
  Loan portfolios....................................      $ 31,591          $   959              11.9%
  Mortgage-backed securities available for sale......       100,609            3,291              12.8
  Other investments..................................        27,931              555               7.9
                                                           --------          -------              ----
    Total interest-earning assets....................       160,131            4,805              11.7
                                                           --------          -------              ----
Interest-Bearing Liabilities:
  Short-term borrowings(1)...........................       124,546           (2,803)              8.8
                                                           --------          -------              ----
    Total interest-bearing liabilities...............       124,546           (2,803)              8.8
                                                           --------          -------              ----
  Net interest income before provision for loan
    losses/ spread(2)................................                        $ 2,002               2.9%
                                                                             =======              ====
  Net interest margin(3).............................                                              4.9%
                                                                                                  ====

------------------------

(1) Excludes borrowings related to investments in real estate.

(2) Net interest spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.

(3) Net interest margin represents net interest income divided by average interest-earning assets.

    REAL ESTATE OPERATIONS. Our real estate operations represent activity from our investment in various office buildings, retail stores, and other commercial property located in Oregon, California and the United Kingdom. During the quarter ended September 30, 2000, we realized income from real estate operations of approximately $1.2 million (net of depreciation of $0.3 million), compared with net income of $0.6 million for the quarter ended September 30, 1999. This increase was primarily attributable to gains on sale of real estate of $1.0 million in the quarter ended September 30, 2000 compared to $0.7 million in 1999 and provision for losses of $0.3 million in 1999 with no such provision in 2000.

    OPERATING EXPENSES.  Our other operating expenses were approximately
$2.1 million for the quarter ended September 30, 2000, compared with approximately $1.7 million for the quarter ended September 30, 1999. This increase was primarily attributable to an increase in compensation and employee benefits of $1.0 million and amortization of the prepaid service fees to WCC of $0.2 million, partially offset by a decrease in management fees paid to our former manager of $0.7 million.

CHANGES IN FINANCIAL CONDITION

    GENERAL. Total assets decreased from approximately $218.7 million at December 31, 1999 to approximately $173.6 million at September 30, 2000. The decrease in total assets is primarily attributable to net sales of $26.0 million of mortgage-backed securities available-for-sale and the sale of commercial real estate with a carrying value of $9.7 million. Total liabilities decreased from approximately $167.8 million at December 31, 1999 to approximately $121.5 million at September 30, 2000 primarily as a result of the repayment of borrowings used to finance mortgage-backed securities and loans. Stockholders' equity increased by approximately $1.2 million resulting primarily from net income of $5.3 million for the nine months ended September 30, 2000, partially offset by an increase of $3.2 million in net unrealized losses on available-for-sale securities and our investment in WFSG common stock and $0.8 million in recourse loans to officers to acquire stock.

    SECURITIES AVAILABLE FOR SALE. The Company routinely invests in and sells mortgage-backed securities and considers this one of its core competencies. The balance of mortgage-backed securities available for sale decreased from $104.6 million at December 31, 1999 to $76.6 million at September 30, 2000. The decrease in the balance of mortgage-backed securities was primarily due to the sale of securities with a carrying value of $26.0 million, the recognition of other than temporary impairment of approximately $2.3 million, cash receipts in excess of income accrued of approximately $2.8 million and a net increase in the unrealized loss on available-for-sale securities of approximately $3.2 million for the nine months ended September 30, 2000, partially offset by the purchase of a subordinated interest in the underlying trust of the resecuritization transaction completed in the nine months ended September 30, 2000 for $6.3 million.

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

    The fair value of our investment in the resecuritized mortgage-backed securities is determined by us at each reporting date as the present value of the anticipated cash flows from the underlying collateral (primarily "A" quality, jumbo, fixed-rate, 15- to 30-year term loans) using certain estimates. We are responsible for developing these estimates which include: (i) future rate of prepayment; (ii) discount rate used to calculate present value; and
(iii) default rates and loss severity on loan pools underlying the mortgage-backed securities in the resecuritization. At September 30, 2000, we used an annual constant prepayment rate of 12%, a discount rate of 20%, and an annual constant default rate of .20% with a loss severity of 32% to estimate the fair value of our interest in the resecuritization. The future cash flows and the discount rate represent our best estimate; however, there can be no assurance of the accuracy of these estimates. We review the fair value of our interest in the resecuritization by analyzing current interest rates, and prepayment, discount rate and loss assumptions in relation to the actual experience and current rates of prepayment and loss prevalent in the underlying loan pools. Changes in these factors may lead to significant fluctuations in the fair value of our investment which may affect earnings, if the fair value decrease is determined by us to be of other-than-temporary nature.

    The difference between our amortized cost of mortgage-backed securities available for sale and current market values, which was $26.4 million at September 30, 2000, is included in "Accumulated Other Comprehensive Loss" in stockholders' equity. This amount, unlike "market valuation losses and impairments," represents a market value decline that we believe is temporary. If held to maturity, the anticipated cash flow on these securities based on interest rates, rate of prepayment and the amount and severity of defaults would result in our receiving amounts in excess of the current market value and would allow us to recover our amortized cost plus our original expected return from the time of acquisition.

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

    In calculating the extent to which declines in the value of available-for-sale securities are other than temporary, we analyze actual performance of the securities and underlying collateral, including prepayment and default statistics, as well as the expectation for such performance in the future. To the extent reasonable expectations for future performance are not likely to offset declines in current market valuations, a write-down is recorded in "Market Valuation Losses and Impairments" in the consolidated statement of operations. Because the variables change over time, there can be no assurance that current valuations will be reflective of future periods.

    At September 30, 2000, securities available for sale were as follows:

                                             AMORTIZED   GROSS UNREALIZED   GROSS UNREALIZED
                                              COST(1)         GAINS              LOSSES        FAIR VALUE
                                             ---------   ----------------   ----------------   ----------
                                                               (DOLLARS IN THOUSANDS)
Mortgage-backed securities.................  $102,957          $539             $(26,920)        $76,576
                                             ========          ====             ========         =======

------------------------

(1) The amortized cost of the securities reflects the market valuation losses and impairments discussed above and excludes accrued interest of $0.8 million.

    Included in available-for-sale securities are securities with fair values of approximately $14.5 million, which, under their terms of issuance, do not provide current cash flows to us. Accordingly, the determination of fair value of these securities may be more uncertain than securities which receive current cash flows.

    LOANS, NET. During the nine months ended September 30, 2000, our loans, net decreased by approximately $1.3 million due primarily to sales of loans and principal payments received from borrowers.

    INVESTMENTS IN REAL ESTATE. Investments in real estate decreased approximately $12.5 million from December 31, 1999 to September 30, 2000. This decrease was primarily due to the sale of commercial properties located in Portland, Oregon and the United Kingdom with a carrying value of approximately $9.7 million.

    We are currently in the process of marketing certain other commercial properties for sale during the rest of the year as we continue to reduce our level of investment in commercial real estate income properties.

    SHORT-TERM BORROWINGS. Short-term borrowings decreased by approximately $35.2 million during the nine months ended September 30, 2000. The decrease in short-term borrowings is primarily attributable to the repayment from sales proceeds of, and other payments on, our mortgage-backed securities.

    LONG-TERM BORROWINGS.  Long-term borrowings decreased approximately
$9.6 million during the nine months ended September 30, 2000 due primarily to repayments related to the commercial properties which were sold during the reporting period.

    STOCKHOLDERS' EQUITY.  Stockholders' equity increased by approximately
$1.2 million during the nine months ended September 30, 2000. This increase was primarily due to net income of $5.3 million, partially offset by an increase in unrealized holding losses on securities available for sale of $2.8 million, reclassification adjustment for net gains on securities included in net income of $0.3 million, recourse loans to officers to acquire stock of $0.8 million and foreign currency translation losses of $0.3 million.

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

LIQUIDITY AND CAPITAL RESOURCES

    Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund investments, engage in loan acquisition and lending activities, meet collateral calls and for other general business purposes. The primary sources of funds for liquidity during the nine months ended September 30, 2000 consisted of net cash provided by investing activities, including the cash repayments related to our mortgage-backed securities portfolio, sales of mortgage-backed securities and sales of investments in real estate.

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

    The adverse market conditions, which negatively impacted us during the third and fourth quarters of 1998, began to stabilize during 1999 and 2000 but remain uncertain. As of September 30, 2000, we had no outstanding collateral calls.

    In October 2000, the Company extended its borrowing arrangement on certain mortgage-backed securities with one of its lenders. The terms of the agreement extend the borrowing arrangement from October 18, 2000 to December 18, 2000 and required a principal paydown of $3 million in October 2000, which the Company made at that time. The amount owed under this borrowing arrangement at September 30, 2000, prior to the $3 million paydown, was $48.1 million.

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

    At September 30, 2000, we had total consolidated secured indebtedness of $116.5 million, accrued interest payable of $0.5 million, a dividend payable of $2.6 million, as well as $1.9 million of other liabilities. The consolidated secured indebtedness consisted of (i) $77.7 million of repurchase agreements,
(ii) lines of credit aggregating $2.9 million which are secured by loans and
(iii) $35.9 million outstanding of other borrowings maturing between 2000 and 2008 which are secured by real estate.

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

    As of September 30, 2000, the Company had approximately $80.5 million of indebtedness under the terms of which the lender could request additional collateral if the value of the underlying collateral declined (including financing facilities for both mortgage-backed securities and loans). Although the Company believes that the likelihood of significant declines in asset values has decreased since the third quarter of 1998, the Company is seeking to maintain a larger cash position and more unencumbered assets to deal with any future potential collateral calls. In addition, the Company is seeking to and has refinanced some of this indebtedness with longer-term indebtedness which would not be subject to the same collateral calls.

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

    Based on our current cash position, monthly interest and other expenses, monthly cash receipts and collateral calls through September 30, 2000, we believe that our existing sources of funds will be adequate for purposes of meeting our short-term liquidity needs. There can be no assurance that this will be the case, however. Material increases in interest expense from variable-rate funding sources or collateral calls, or material decreases in monthly cash receipts, generally would negatively impact our liquidity. On the other hand, material decreases in interest expense from variable-rate funding sources or collateral calls, or an increase in market value of our mark-to-market financial assets, generally would positively affect our liquidity.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices, and equity prices. The primary market risk to which the Company is exposed is interest rate risk, which is highly sensitive to many factors, including governmental, monetary and tax policies, domestic and international economic and political considerations, and other factors beyond the control of the Company. Changes in the general level of interest rates can affect the Company's net interest income, which is the difference between the interest income earned on interest-earning assets and the interest expense incurred in connection with its interest-bearing liabilities, by affecting the spread between the Company's interest-earning assets and interest-bearing liabilities. Changes in the level of interest rates also can affect, among other things, the ability of the Company to acquire loans, the value of the Company's mortgage-backed securities and other interest-earning assets, and its ability to realize gains from the sale of such assets.

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

    The following tables quantify the potential changes in net interest income and net portfolio value as of September 30, 2000 should interest rates go up or down (shocked) by 100 to 400 basis points, assuming the yield curves of the rate shocks will be parallel to each other and instantaneous. Net portfolio value is calculated as the sum of the value of off-balance sheet instruments and the present value of cash in-flows generated from interest-earning assets net of cash out-flows in respect of interest-bearing liabilities. The cash flows associated with the loan portfolios and securities available for sale are calculated based on prepayment and default rates that vary by asset but not by changes in interest rates. Projected losses, as well as prepayments, are generated based upon the actual experience with the subject pool, as well as similar, more seasoned pools. To the extent available, loan characteristics such as loan-to-value ratio, interest rate, credit history and product types are used to produce the projected loss and prepayment assumptions that are included in the cash flow projections of the securities. The following tables apply the U.S. Treasury yield curve generally for assets and LIBOR for repurchase agreement liabilities and assume a uniform change in both rates. The tables assume that changes in interest rates occur instantaneously. The tables also reflect that the Company has a significant exposure to LIBOR rates since its repurchase agreement borrowings are generally based on LIBOR rates. Actual results could differ significantly from those estimated in the tables.

                          PROJECTED PERCENT CHANGE IN
-------------------------------------------------------------------------------
CHANGE IN INTEREST RATES(1)          NET INTEREST INCOME    NET PORTFOLIO VALUE
---------------------------          --------------------   -------------------
-400 Basis Points..................            28.3%                   14.9%
-300 Basis Points                              21.2%                   11.0%
-200 Basis Points                              14.2%                    7.3%
-100 Basis Points                               7.1%                    3.6%
  0 Basis Points                                 --                      --
 100 Basis Points                              (7.1)%                  (3.5)%
 200 Basis Points                             (14.2)%                  (6.9)%
 300 Basis Points                             (21.2)%                 (10.2)%
 400 Basis Points                             (28.3)%                 (13.4)%

------------------------

(1) Assumes that uniform changes occur instantaneously in both the yield on 10-year U.S. Treasury notes and the interest rate applicable to U.S. dollar deposits in the London interbank market.

                                        CHANGE IN MONTHLY          CHANGE IN
CHANGE IN INTEREST RATES(1)            NET INTEREST INCOME    NET PORTFOLIO VALUE
---------------------------            --------------------   -------------------
-400 Basis Points....................       $ 172,768             $ 7,100,823
-300 Basis Points....................       $ 129,576             $ 5,279,838
-200 Basis Points....................       $  86,384             $ 3,483,928
-100 Basis Points....................       $  43,192             $ 1,721,765
  0 Basis Points.....................              --                      --
 100 Basis Points....................       $ (43,192)            $(1,676,407)
 200 Basis Points....................       $ (86,384)            $(3,303,912)
 300 Basis Points....................       $(129,576)            $(4,880,138)
 400 Basis Points....................       $(172,768)            $(6,403,663)

------------------------

(1) Assumes that uniform changes occur instantaneously in both the yield on 10-year U.S. Treasury note and the interest rate applicable to U.S. dollar deposits in the London interbank market.

    The following table sets forth information as to the type of funding used to finance the Company's assets as of September 30, 2000. As indicated in the table, a large percentage of the Company's fixed rate assets are financed by floating rate liabilities and the Company's variable rate assets are generally funded by variable rate liabilities which use the same index.

                             ASSETS AND LIABILITIES
                            AS OF SEPTEMBER 30, 2000
                             (DOLLARS IN THOUSANDS)

INTEREST-BEARING ASSETS                                  ASSETS    INTEREST   LIABILITIES   INTEREST
-----------------------                                 --------   --------   -----------   --------
Fixed Assets, Financed Floating.......................  $ 75,315    Fixed      $ 61,574      LIBOR
Fixed Assets, Not Financed............................     6,598    Fixed            --       None
Floating Assets, Financed Floating....................    25,000    LIBOR        18,949      LIBOR
                                                        --------               --------
Sub-total.............................................   106,913                 80,523
Other Assets
Investments in Real Estate............................    50,689     N/A         35,977      Fixed
Cash and Cash Equivalents.............................     6,101     N/A             --       None
Investments in WFSG and affiliates....................     6,701     N/A             --       None
Other.................................................     3,146     N/A             --       None
                                                        --------               --------
Sub-total.............................................    66,637                 35,977
Liability Only
Dividends.............................................        --                  2,576      Fixed
Accounts Payable and Accrued Liabilities..............        --                  2,408       None
                                                        --------               --------
Sub-total.............................................        --                  4,984
                                                        --------               --------
Grand Total...........................................  $173,550               $121,484

    Asset and liability management involves managing the timing and magnitude of the repricing of assets and liabilities. It is the objective of the Company to attempt to control risks associated with interest rate movements. Asset and liability management can utilize a wide variety of off-balance sheet financial techniques to assist it in the management of interest rate risk. For example, in hedging the interest rate and exchange rate exposure of a foreign currency denominated asset or liability, we may enter into hedge transactions to counter movements in the different currencies as well as interest rates in those currencies. These hedges may be in the form of currency and interest rate swaps, options, and forwards, or combinations thereof. No such techniques were in use as of September 30, 2000.

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

    The following tables set forth the estimated maturity or repricing of the Company's interest-earning assets and interest-bearing liabilities at September 30, 2000 (dollars in thousands):

                                             WITHIN    4 TO 12    ONE YEAR TO   MORE THAN
                                            3 MONTHS    MONTHS      3 YEARS      3 YEARS     TOTAL
                                            --------   --------   -----------   ---------   --------
Interest-sensitive assets(1):
  Cash and cash equivalents...............  $  6,101   $      -     $      -     $     -    $  6,101
  Securities available for sale...........         -          -            -      76,576      76,576
  Loans(2)................................    25,133        400          913       3,891      30,337
  Investments in WFSG and affiliates......       288        864        1,596       3,953       6,701
                                            --------   --------     --------     -------    --------
  Total rate-sensitive assets.............  $ 31,522   $  1,264     $  2,509     $84,420    $119,715
                                            ========   ========     ========     =======    ========
Interest-sensitive liabilities:
  Borrowings on loans and securities......  $ 80,523   $      -     $      -     $     -    $ 80,523
  Borrowings on real estate...............     1,063          -            -      34,914      35,977
  Dividends payable.......................       859      1,717            -           -       2,576
                                            --------   --------     --------     -------    --------
  Total rate-sensitive liabilities........  $ 82,445   $  1,717     $      -     $34,914    $119,076
                                            ========   ========     ========     =======    ========
  Interest rate sensitivity gap...........   (50,923)      (453)       2,509      49,506
  Cumulative interest rate sensitivity
    gap...................................   (50,923)   (51,376)     (48,867)        639
  Cumulative interest rate sensitivity gap
    as a percentage of total rate-
    sensitive assets......................       (43)%      (43)%        (41)%         1%

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

                                          WILSHIRE REAL ESTATE INVESTMENT INC.

                                          By: /s/ LAWRENCE A. MENDELSOHN
                                             Lawrence A. Mendelsohn
                                             PRESIDENT
                                          By: /s/ CHRIS TASSOS
                                             Chris Tassos
                                             EXECUTIVE VICE PRESIDENT AND
                                             CHIEF FINANCIAL OFFICER

Date: October 26, 2000