Form 10-K
period 2000-12-31
FOG CUTTER CAPITAL GROUP INC
filed 2001-03-16
CIK 1048566

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------
                                   FORM 10-K

(MARK ONE)

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                      FOR THE YEAR ENDED DECEMBER 31, 2000
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                          COMMISSION FILE NO. 0-23911
                            ------------------------

                         FOG CUTTER CAPITAL GROUP INC.

             (Exact name of registrant as specified in its charter)

               MARYLAND                                     52-2081138
     (State or other jurisdiction              (I.R.S. Employer Identification No.)
   of incorporation or organization)

                            1631 SW COLUMBIA STREET,
                               PORTLAND, OR 97201
              (Address of principal executive offices) (Zip Code)

                                 (503) 721-6500
              (Registrant's telephone number, including area code)

                      WILSHIRE REAL ESTATE INVESTMENT INC.
                                 (Former name)
          Securities registered pursuant to Section 12(b) of the Act:
                                      None
          Securities registered pursuant to Section 12(g) of the Act:
                   Common Stock, par value $0.0001 per share
                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price as quoted on NASDAQ on February 28, 2001 was $17,129,514.

    As of February 28, 2001, 10,507,313 shares, not including options to purchase 1,899,500 shares of Fog Cutter Capital Group Inc.'s common stock and 992,687 treasury shares, par value $0.0001 per share, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

    None.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         FOG CUTTER CAPITAL GROUP INC.
                                   FORM 10-K
                                     INDEX

                                                                                  PAGE
                                                                                  ----
PART I
    Item 1.       Business....................................................      3
    Item 2.       Properties..................................................     14
    Item 3.       Legal Proceedings...........................................     15
    Item 4.       Submission of Matters to a Vote of Security Holders.........     16

PART II
    Item 5.       Market for the Registrant's Common Equity and Related
                  Stockholder Matters.........................................     17
    Item 6.       Selected Financial Data.....................................     18
    Item 7.       Management's Discussion and Analysis of Financial Condition
                    and Results of Operations.................................     19
    Item 7a.      Quantitative and Qualitative Disclosures about Market
                  Risk........................................................     28
    Item 8.       Financial Statements and Supplementary Data.................     32
    Item 9.       Changes in and Disagreements With Accountants on Accounting
                    and Financial Disclosure..................................     32

PART III
    Item 10.      Directors and Executive Officers of the Registrant..........     34
    Item 11.      Executive Compensation......................................     35
    Item 12.      Security Ownership of Certain Beneficial Owners and
                  Management..................................................     43
    Item 13.      Certain Relationships and Related Transactions..............     44

PART IV
    Item 14.      Exhibits, Financial Statement Schedules, and Reports on
                  Form 8-K....................................................     48

                           FORWARD-LOOKING STATEMENTS

CERTAIN STATEMENTS CONTAINED HEREIN AND CERTAIN STATEMENTS CONTAINED IN FUTURE FILINGS BY THE COMPANY WITH THE SEC MAY NOT BE BASED ON HISTORICAL FACTS AND ARE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. FORWARD-LOOKING STATEMENTS WHICH ARE BASED ON VARIOUS ASSUMPTIONS (SOME OF WHICH ARE BEYOND THE COMPANY'S CONTROL) MAY BE IDENTIFIED BY REFERENCE TO A FUTURE PERIOD OR PERIODS, OR BY THE USE OF FORWARD-LOOKING TERMINOLOGY, SUCH AS "MAY," "WILL," "BELIEVE," "EXPECT," "ANTICIPATE," "CONTINUE," OR SIMILAR TERMS OR VARIATIONS ON THOSE TERMS, OR THE NEGATIVE OF THOSE TERMS. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE SET FORTH IN FORWARD-LOOKING STATEMENTS DUE TO A VARIETY OF FACTORS, INCLUDING, BUT NOT LIMITED TO, THOSE RELATED TO THE ECONOMIC ENVIRONMENT, PARTICULARLY IN THE MARKET AREAS IN WHICH THE COMPANY OPERATES, THE FINANCIAL AND SECURITIES MARKETS AND THE AVAILABILITY OF AND COSTS ASSOCIATED WITH SOURCES OF LIQUIDITY, COMPETITIVE PRODUCTS AND PRICING, THE REAL ESTATE MARKET, FISCAL AND MONETARY POLICIES OF THE U.S. GOVERNMENT, CHANGES IN PREVAILING INTEREST RATES, ACQUISITIONS AND THE INTEGRATION OF ACQUIRED BUSINESSES, CREDIT RISK MANAGEMENT AND ASSET/LIABILITY MANAGEMENT. EXCEPT AS MAY BE REQUIRED BY LAW, THE COMPANY DOES NOT UNDERTAKE, AND SPECIFICALLY DISCLAIMS ANY OBLIGATION, TO PUBLICLY RELEASE THE RESULTS OF ANY REVISIONS WHICH MAY BE MADE TO ANY FORWARD-LOOKING STATEMENTS TO REFLECT THE OCCURRENCE OF ANTICIPATED OR UNANTICIPATED EVENTS OR CIRCUMSTANCES AFTER THE DATE OF SUCH STATEMENTS.

                                     PART I

ITEM 1. BUSINESS

GENERAL

    Fog Cutter Capital Group Inc. ("FCCG" or the "Company") is a Nasdaq-listed corporation which focuses on the acquisition of assets where its expertise in intensive asset management, mortgage and real estate credit analysis and financial structuring can create value. The Company invests primarily in the following types of assets:

    - mortgage-backed securities,

    - mortgage loans,

    - real estate,

    - real estate corporations, and

    - other real estate-related investments.

    The Company was originally incorporated as Wilshire Real Estate Investment Trust Inc. in the State of Maryland on October 24, 1997. However, in order to benefit from potential tax benefits related to significant net operating loss carryforwards and to avoid any risk of not qualifying as a real estate investment trust ("REIT"), the Company, with the approval of its shareholders, elected in September 1999 not to be taxed as a REIT, and the Company's name was changed to Wilshire Real

Estate Investment Inc. Effective January 25, 2001, the Company changed its name to Fog Cutter Capital Group Inc. to better reflect the opportunistic nature of its business and investments.

    During the third quarter of 1999, the Company decided to become internally managed and retained senior executives and other employees to implement this decision. Prior to this decision and subject to the supervision of the Company's Board of Directors, the Company's business affairs and day-to-day operations had been managed by Wilshire Realty Services Corporation ("WRSC"), a wholly-owned subsidiary of Wilshire Financial Services Group Inc. ("WFSG"), pursuant to a management agreement (the "Management Agreement"). The decision to become internally managed and cease to utilize the services of WRSC resulted in disputes between the Company, on the one hand, and WFSG and certain of its affiliates, on the other. These disputes were resolved in August 2000.

BACKGROUND

    Beginning in August 1998, we were significantly and adversely affected by the dramatic movement of liquidity towards less-risky assets (e.g., U.S. Treasury instruments) and away from higher risk assets. In particular, the markets for certain mortgage-backed securities and pools of mortgage loans experienced significant declines as Wall Street investment banks marked these assets down (including illiquid and infrequently traded subordinated mortgage-backed securities) to their view of the market price and lenders became unwilling to lend against low-rated or unrated mortgage-backed securities and many pools of mortgage loans. These factors resulted in a dramatic reduction in market valuations for our mortgage-backed securities and mortgage loans, as well as a reduction in the availability of borrowings for those assets, and the Company was forced to liquidate holdings at reduced prices, resulting in significant losses in 1998 and 1999.

    In response to these adverse market conditions and the resulting effect on our operations, we focused our efforts during most of 1999 and 2000 on stabilizing our existing asset and liability structure and we greatly reduced our acquisition activities. As a result of these efforts, we have significantly reduced our short-term, mark-to-market-based financing for mortgage-backed securities. We resumed acquisition activities in the fourth quarter of 2000.

BUSINESS STRATEGY

    Our business strategy focuses on opportunistic investing, structuring and managing real estate-related assets such as mortgage-backed securities, mezzanine real estate loans and real estate, as well as the acquisition of companies engaged in investing in such assets. We will concentrate on the acquisition of assets where our expertise in intensive asset management, mortgage and real estate credit analysis and financial structuring can create value. Further, we expect that many of these investments, particularly in corporate acquisitions, will be acquired in conjunction with partners.

INVESTMENTS

    We seek to invest directly or indirectly in real estate-related assets that provide us with an appropriate risk-adjusted rate of return and the opportunity for capital gains. We maintain a flexible approach with respect to the nature of our investments, seeking to take advantage of opportunities as they arise or are developed.

    We have set forth below information regarding our principal categories of investment at December 31, 2000 and 1999.

                                                  DECEMBER 31, 2000           DECEMBER 31, 1999
                                              -------------------------   -------------------------
                                              CARRYING VALUE      %       CARRYING VALUE      %
                                              --------------   --------   --------------   --------
                                                             (DOLLARS IN THOUSANDS)
Mortgage-Backed Securities (1)..............     $ 74,731        49.7%       $104,572        47.8%
Loans: (2)..................................
  U.S. Commercial...........................       30,404        20.2          31,014        14.2
  International.............................           --          --             620         0.3
                                                 --------       -----        --------       -----
    Total Loans.............................       30,404        20.2          31,634        14.5
Investment Properties:
  U.S. Commercial...........................        4,783         3.2          40,679        18.6
  International.............................       19,984        13.3          22,546        10.3
                                                 --------       -----        --------       -----
    Total Investment Properties.............       24,767        16.5          63,225        28.9
Cash and Cash Equivalents...................        3,394         2.3           5,862         2.7
Other Assets (3)............................       17,008        11.3          13,373         6.1
                                                 --------       -----        --------       -----
Total Assets................................     $150,304       100.0%       $218,666       100.0%
                                                 ========       =====        ========       =====

------------------------

(1) At December 31, 2000, our mortgage-backed securities are secured primarily by residential mortgage loans.

(2) At December 31, 2000, our loans are secured by commercial properties.

(3) At December 31, 2000, other assets consist primarily of $3.6 million of investment in WFSG common stock, $2.0 million in prepaid service fees to an affiliate of WFSG, $6.7 million deposit for the acquisition of a U.K.-based real estate company and $4.7 million of miscellaneous other assets.

    The following sections provide additional detail of specific investments as of December 31, 2000.

MORTGAGE-BACKED SECURITIES

    Mortgage-backed securities are interests in pools of mortgages that have been securitized and are usually issued in multiple classes ranging from the most senior to the most subordinate class. We focus on the subordinated classes, which we believe offer higher risk-adjusted returns. We seek to invest in subordinated mortgage-backed securities that we believe may appreciate in value due to the prepayment and default experience of the underlying collateral. At December 31, 2000, our mortgage-backed securities were principally backed by pools of residential mortgage loans and were subordinated in right of payment to more senior interests in those pools. On December 31, 2000, our portfolio of mortgage-backed securities consisted of 20 classes of mortgage-backed securities representing interests in 10 securitizations from 5 different issuers. Subordinated mortgage-backed securities are generally the non-investment-grade classes of mortgage-backed securities that provide credit enhancement to more senior classes by having a lower payment priority in the cash flow from the underlying mortgage loans and absorbing the first losses on the underlying mortgage loans. In "senior/subordinate" structures, each subordinated class has a principal face amount equal to the subordination level required for the classes, if any, which are senior to the respective subordinated class and the subordination level required at the respective rating (I.E., BBB, BB, B, NR). Our mortgage-backed securities consist of securities backed by loans that were originated and are being serviced by unaffiliated, non-governmental third parties.

    During the year ended December 31, 2000, we significantly changed the liability structure of our balance sheet primarily through the following transactions relating to our mortgage-backed securities portfolio:

    - During the quarter ended June 30, 2000, the Company resecuritized approximately $20.1 million of its mortgage-backed securities portfolio which resulted in no gain or loss. As part of the resecuritization transaction, the Company acquired a subordinated interest in the underlying trust for approximately $6.3 million and eliminated all of the short-term, mark-to-market debt previously collateralized by these securities.

    - In December 2000, we refinanced the debt on approximately $43.2 million of our mortgage-backed securities portfolio through a securitized structure. This transaction was treated as a secured financing transaction rather than a sale for accounting purposes due to certain call provisions retained by the Company. As such, our balance sheet continues to reflect these securities as well as the senior bonds of $34.2 million which replaced the short-term, mark-to-market debt previously collateralized by these securities.

    At December 31, 2000 and 1999, we valued our securities available for sale portfolio and gross unrealized gains and losses thereon as follows:

                                                            GROSS        GROSS
                                              AMORTIZED   UNREALIZED   UNREALIZED
                                              COST (1)      GAINS        LOSSES     FAIR VALUE
                                              ---------   ----------   ----------   ----------
                                                           (DOLLARS IN THOUSANDS)
DECEMBER 31, 2000
Mortgage-backed securities..................  $ 76,288      $   --       $ 1,557     $ 74,731

DECEMBER 31, 1999
Mortgage-backed securities..................  $127,799      $3,487       $26,714     $104,572

------------------------

(1) The amortized cost of our securities is net of the market valuation losses and impairments discussed in "Results of Operations". The unrealized gains and losses represent market value declines that, unlike "market value loss and impairment," the Company believes are temporary.

    For financial reporting purposes, we mark our securities portfolio to fair value at the end of each month based upon broker/dealer valuations (if available), subject to an internal review process. With respect to many of our subordinate securities, valuations are typically available from either a single or a small group of broker/dealers. For those securities that are subject to repurchase or other financing arrangements with broker/dealers, we employ the valuation supplied by the financing broker/dealer. For those securities that are not subject to any repurchase or other financing arrangements, the fair value of the investment is determined by us at each reporting date by modeling the anticipated cash flows using certain estimates (e.g. prepayment speeds, default rates, severity of losses, and discount rate). For example, the fair value of our investment in the resecuritized mortgage-backed securities is determined by us at each reporting date as the present value of the anticipated cash flows from the underlying collateral (primarily "A" quality, jumbo, fixed-rate, 15- to 30-year term loans) using certain assumptions. We are responsible for developing these assumptions which include: (i) future rate of prepayment; (ii) discount rate used to calculate present value; and (iii) default rates and loss severity on loan pools underlying the mortgage-backed securities in the resecuritization. At December 31, 2000, we used an annual constant prepayment rate of 9%, a discount rate of 20%, and an annual constant default rate of .22% with a loss severity of 32% to estimate the fair value of our interest in the resecuritization. The future cash flows and the discount rate represent our best estimate; however, there can be no assurance of the accuracy of these estimates. We review the fair value of our interest in the resecuritization by analyzing current interest rates, and prepayment, discount rate and loss assumptions in relation to the actual experience and current rates of prepayment and loss prevalent in the underlying loan pools.

Changes in these factors may lead to significant fluctuations in the fair value of our investment which may affect earnings, if the fair value decrease is determined by us to be of other-than-temporary nature.

    The difference between our amortized cost of mortgage-backed securities available for sale and current market values, which was $1.6 million at December 31, 2000, is included in "Accumulated Other Comprehensive Loss" in stockholders' equity. This amount, unlike "market valuation losses and impairments," represent a market value decline that we believe is temporary. If held to maturity, the anticipated cash flow on these securities based on estimated interest rates, rate of prepayment and the amount and severity of defaults would result in our receiving amounts in excess of the current market value and would allow us to recover our amortized cost plus our original expected return from the time of acquisition.

    Notwithstanding the foregoing, payments on mortgage-backed securities are subject to a number of market factors which can significantly affect the amount and rate of payments on mortgage-backed securities, including, without limitation, defaults on the underlying loans, the level of subordination of the mortgage-backed securities, changes in interest rates and the rate of prepayments on the underlying loans. To the extent that these and other factors change, the anticipated cash flow on our mortgage-backed securities may not be sufficient to cover our amortized cost or if we sell one of these mortgage-backed securities at a market price which is below its amortized cost, we will realize a loss in the amount of that portion of "Accumulated Other Comprehensive Loss" attributable to such mortgage-backed security.

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

    The two following tables set forth information, as of December 31, 2000, regarding our mortgage-backed securities.

    The following table sets forth the credit rating designated by the rating agency for each securitization structure. Classes designated "A" have a superior claim on payment to those rated "B," which are superior to those rated "C." Additionally, multiple letters have a superior claim to designations with fewer letters. Thus, for example, "BBB" is superior to "BB," which in turn is superior to "B." The lower class designations in any securitization will receive interest payments subsequent to senior classes and will experience losses prior to any senior class. The lowest potential class designation is not rated ("NR") which, if included in a securitization, will generally receive interest last and experience losses first. Interest-only securities ("IOs") receive the excess interest remaining after the interest payments have been made on all senior classes of bonds based on their respective principal balances. There is no principal associated with IOs and they are considered liquidated when the particular class they are contractually tied to is paid down to zero. The mortgage loans underlying the Company's mortgage-backed securities are primarily residential mortgage loans which generally may be prepaid at any time without penalty.

                           MORTGAGE-BACKED SECURITIES
                               DECEMBER 31, 2000
                             (DOLLARS IN THOUSANDS)

                                                                                            CLASS
                                                                               --------------------------------
                                                                                               CLASS BALANCE AT
                                                                               INITIAL CLASS     DECEMBER 31,
ISSUE NAME                CLASS     RATING(1)   ISSUE DATE   COLLATERAL TYPE      BALANCE            2000
-----------------------  --------   ---------   ----------   ---------------   -------------   ----------------
OCWEN 98R1.............   B3         BBB          3/27/98     Residential        $ 19,789          $ 18,932
BSSPT 2000-3...........    B          NR          4/30/00     Residential          65,618            61,517
BSMSI 96-6.............   B4          BB         12/30/96     Residential           4,824             3,051
BSMSI 96-6.............   B3         BBB         12/30/96     Residential           5,427             2,458
WCOST 95-A (3).........    B          NR           3/8/95       Consumer           16,638             5,524
WMHT 95-A (3)..........    B          NR          6/28/95     Manufactured          5,007             4,631
                                                                Housing

CITYSCAPE MBS:
  CITYH 97-A (4).......    R          NR          2/28/97     Residential          79,606            20,060
  CITYH 97-B (4).......   R1          NR          4/30/97     Residential         197,548            55,760
  CITYH 97-C (4).......   R2          NR          7/30/97     Residential          97,550            14,974
  CITYH 97-C (4).......   R1          NR          7/30/97     Residential         102,450            33,618

BSSP 2000-5 MBS:
  WIFC 96-3 (3)........   B1          BB          12/1/96     Residential           6,261             5,702
  WIFC 96-3 (3)........   B2          B           12/1/96     Residential           4,870             4,440
  WIFC 96-3 (3)........   B3          NR          12/1/96     Residential          12,523             8,945
  WIFC 97-1-WFC1 (3)...   B1          BB          9/25/97     Residential           9,908             8,945
  WIFC 97-1-WFC1 (3)...   B2          B           9/25/97     Residential           1,835             1,656
  WIFC 97-1-WFC1 (3)...   B3          NR          9/25/97     Residential           4,404             2,669
  WIFC 98-2-WFC2 (3)...   B2          B           6/30/98     Residential           3,216             3,116
  WIFC 98-2-WFC2 (3)...   B1          BB          6/30/98     Residential          20,100            19,464
  WIMLT 98-3 (3).......   B1          BB          9/30/98     Residential           1,779             1,779
  WIMLT 98-3 (3).......    C          NR          9/30/98     Residential         177,730            72,582
                                                                                 --------          --------
    Total..............                                                          $837,083          $349,823
                                                                                 ========          ========

                           COMPANY INVESTMENT
                         ----------------------

                         PERCENTAGE   COMPANY'S
ISSUE NAME                OF CLASS    BASIS(2)
-----------------------  ----------   ---------
OCWEN 98R1.............    100.00%     $ 8,824
BSSPT 2000-3...........    100.00%       6,933
BSMSI 96-6.............     69.47%       2,133
BSMSI 96-6.............     49.76%       2,385
WCOST 95-A (3).........     50.00%       2,525
WMHT 95-A (3)..........    100.00%       3,621

CITYSCAPE MBS:                           7,020
  CITYH 97-A (4).......    100.00%
  CITYH 97-B (4).......    100.00%
  CITYH 97-C (4).......    100.00%
  CITYH 97-C (4).......    100.00%
BSSP 2000-5 MBS:                        43,159
  WIFC 96-3 (3)........    100.00%
  WIFC 96-3 (3)........    100.00%
  WIFC 96-3 (3)........    100.00%
  WIFC 97-1-WFC1 (3)...    100.00%
  WIFC 97-1-WFC1 (3)...    100.00%
  WIFC 97-1-WFC1 (3)...    100.00%
  WIFC 98-2-WFC2 (3)...    100.00%
  WIFC 98-2-WFC2 (3)...    100.00%
  WIMLT 98-3 (3).......    100.00%
  WIMLT 98-3 (3).......    100.00%
                                       -------
    Total..............                $76,600
                                       =======

--------------------------

(1) NR means the security is not rated.

(2) Based on the value reflected in the Company's financial statements as of December 31, 2000, which is the post-impairment basis (purchase price less amortization and impairment thereof) of the mortgage-backed securities plus accrued interest of $0.3 million.

(3) Securities backed by loans that were previously held in the portfolio of WFSG or its affiliates and for which WFSG or one of its affiliates is continuing to act as servicer.

(4) Securities backed by loans serviced by an affiliate of WFSG.

                           MORTGAGE-BACKED SECURITIES
                               DECEMBER 31, 2000
                                  (CONTINUED)
                             (DOLLARS IN THOUSANDS)

                               CONSTANT PREPAYMENT RATE FOR
                                  THE INDICATED PERIOD(1)                  DELINQUENCY(1)(5)
                         -----------------------------------------   ------------------------------
                            1          3          6          12       30-59      60-89       90+                       REAL ESTATE
ISSUE NAME                MONTH      MONTHS     MONTHS     MONTHS      DAYS       DAYS       DAYS     FORECLOSURE(1)    OWNED(1)
----------               --------   --------   --------   --------   --------   --------   --------   --------------   -----------
OCWEN 98R1.............    13.1       14.7       14.7       14.5     $ 20,742   $11,999    $35,716       $25,289         $   14
BSSPT 2000-3...........    8.84       8.49       8.63       8.81     $110,315   $16,012    $12,220       $12,400         $    3
BSMSI 96-6.............   15.31      12.36       11.9      11.34     $  3,920   $ 1,244    $ 2,149       $ 1,979         $  981
BSMSI 96-6.............   15.31      12.36       11.9      11.34     $  3,920   $ 1,244    $ 2,149       $ 1,979         $  981
WCOST 95-A (3).........    -0.2        7.9        3.8        4.9     $     65   $    54    $ 3,872           N/A         $4,917
WMHT 95-A (3)..........    12.9         18       21.2       23.4     $    182   $   175    $   285           N/A            N/A

CITYSCAPE MBS:
  CITYH 97-A (4)(6)....    29.4       31.4       38.3       35.3     $    659   $   799    $ 1,357       $ 1,822         $  854
  CITYH 97-B (4)(6)....    31.6       25.2       26.1       30.4     $  3,384   $ 1,421    $ 3,757       $ 5,302         $2,238
  CITYH 97-C (4)(6)....    40.8       61.6         57       47.8     $    380   $    24        N/A       $ 2,298         $  946
  CITYH 97-C (4)(6)....    36.2       31.8       28.3       30.1     $    660   $   485    $   343       $ 3,126         $1,885

BSSP 2000-5 MBS:
  WIFC 96-3 (3)........    12.4       21.9       23.1       20.9     $  3,762   $   682    $ 4,619       $ 2,767         $1,006
  WIFC 96-3 (3)........    12.4       21.9       23.1       20.9     $  3,762   $   682    $ 4,619       $ 2,767         $1,006
  WIFC 96-3 (3)........    12.4       21.9       23.1       20.9     $  3,762   $   682    $ 4,619       $ 2,767         $1,006
  WIFC 97-1 WFC1 (3)...     7.8       14.8       19.1       17.5     $  2,463   $   614    $ 2,120       $ 1,642         $  208
  WIFC 97-1 WFC1 (3)...     7.8       14.8       19.1       17.5     $  2,463   $   614    $ 2,120       $ 1,642         $  208
  WIFC 97-1 WFC1 (3)...     7.8       14.8       19.1       17.5     $  2,463   $   614    $ 2,120       $ 1,642         $  208
  WIFC 98-2 WFC2 (3)...      26       22.9       20.7       19.5     $  2,775   $ 1,708    $ 6,038       $ 3,154         $  236
  WIFC 98-2 WFC2 (3)...      26       22.9       20.7       19.5     $  2,775   $ 1,708    $ 6,038       $ 3,154         $  236
  WIMLT 98-3 (3).......    12.7         14       17.7       22.6     $  1,082   $   550    $ 1,997       $   498         $  653
  WIMLT 98-3 (3).......    12.7         14       17.7       22.6     $  1,082   $   550    $ 1,997       $   498         $  653


                         BANKRUPTCY    CUMULATIVE
ISSUE NAME                 (1)(2)       LOSSES(1)
----------               -----------   -----------
OCWEN 98R1.............    $25,188       $48,787
BSSPT 2000-3...........    $ 2,033       $ 1,742
BSMSI 96-6.............    $ 1,778       $ 4,747
BSMSI 96-6.............    $ 1,778       $ 4,747
WCOST 95-A (3).........        N/A           N/A
WMHT 95-A (3)..........        N/A           N/A
CITYSCAPE MBS:
  CITYH 97-A (4)(6)....    $ 2,013       $ 3,607
  CITYH 97-B (4)(6)....    $ 4,566       $11,413
  CITYH 97-C (4)(6)....    $ 1,803       $ 1,985
  CITYH 97-C (4)(6)....    $ 2,494       $ 5,456
BSSP 2000-5 MBS:
  WIFC 96-3 (3)........        N/A           N/A
  WIFC 96-3 (3)........        N/A           N/A
  WIFC 96-3 (3)........        N/A           N/A
  WIFC 97-1 WFC1 (3)...        N/A           N/A
  WIFC 97-1 WFC1 (3)...        N/A           N/A
  WIFC 97-1 WFC1 (3)...        N/A           N/A
  WIFC 98-2 WFC2 (3)...        N/A           N/A
  WIFC 98-2 WFC2 (3)...        N/A           N/A
  WIMLT 98-3 (3).......        N/A           N/A
  WIMLT 98-3 (3).......        N/A           N/A

----------------------------------

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

(2) Based on loans which were in bankruptcy as of December 31, 2000.

(3) Securities backed by loans that were previously held in the portfolio of WFSG or its affiliates and for which WFSG or one of its affiliates is continuing to act as servicer.

(4) Securities backed by loans serviced by an affiliate of WFSG.

(5) Delinquency amounts do not include Foreclosure, Real Estate Owned, or Bankruptcy amounts included elsewhere in this table.

(6) Delinquency amounts include Foreclosure, Real Estate Owned, and Bankruptcy amounts.

LOANS

    At December 31, 2000, our U.S. Loans were secured primarily by commercial properties and were current on their monthly payments.

    Set forth below is a brief description of the principal U.S. Commercial Loans in our loan portfolio at December 31, 2000.

    STARRETT-LEHIGH, 601 WEST 26TH STREET. This is a $25 million investment in mezzanine debt secured by the Starrett-Lehigh building in the Chelsea district of New York City. The building was acquired in 1996 with $100 million of senior debt, $52.5 million of subordinated debt and $26 million in reserves for capital expenditures and interest. The mezzanine loan pays interest at a rate of Libor plus 4.75%, with principal due on the maturity date in August 2001. The loan-to-value ratio on an as-is basis ("LTV") at the time of acquisition was 98%; however, since completion of the planned improvements, the current estimated LTV is approximately 60%. The building is a two million square foot, nineteen-story warehouse/showroom.

    NW CORNELL & MILLER. This was a first lien mortgage loan for the construction of a private school located in Portland, Oregon. The original construction loan rolled into a first lien, ten-year, fixed-rate loan at 9%, due April 1, 2009. The loan currently pays monthly principal and interest and has a balloon payment of $4.8 million due in 2009. The principal balance of the note at December 31, 2000 was $5.2 million.

REAL ESTATE

    We invest in commercial and multi-family real estate located in the United States and the United Kingdom. The following table sets forth information regarding our investments in real estate at December 31, 2000.

                                                                                                           WEIGHTED
                                                                      APPROXIMATE                          AVERAGE
                                                                      PERCENTAGE                           RENT PER
                                                             NET       LEASED AT                            SQUARE
DATE                                          YEAR BUILT/  LEASABLE  DECEMBER 31,   NO. OF   ANNUALIZED      FOOT     NET BOOK
ACQUIRED   NAME OF PROPERTY     LOCATION       RENOVATED    SQ.FT.       2000       LEASES     RENT(1)     OCCUPIED     VALUE
--------   ----------------  ---------------  -----------  --------  -------------  ------  -------------  --------  -----------
 4/6/98    Eugene Warehouse  Eugene, OR         Unknown     84,912        37%            1   $  105,293      3.31    $ 2,389,000
           Buena Vista       Irwindale, CA          N/A    227,863        N/A          N/A          N/A       N/A    $   969,000
11/18/98     Business Park-
             Land
 4/21/98   Wilsonville-Land  Wilsonville, OR        N/A    474,804        N/A          N/A          N/A       N/A    $ 1,425,000
 6/30/98   Warner Estates    United Kingdom     Various    206,647        99%           72   $2,417,785     11.97    $17,669,000
           Crewe             United Kingdom     Various     35,770        91%           27   $  275,491      8.49    $ 2,315,000
11/10/00

------------------------------

N/A Not applicable

(1) Annualized rent for the current period represents the base fixed rent scheduled to be paid by the tenants under the terms of the related lease agreement, which amount generally does not include payments for real estate taxes, operating expenses, and utility charges. We believe that annualized rent is helpful to investors as a measure of the revenues we could expect to receive from our leases. However, we cannot assure you that scheduled lease revenues will equal the actual lease revenues we received in the past.

    Set forth below is a brief description of each of the properties set forth in the above table:

    90005 PRAIRIE ROAD ("EUGENE WAREHOUSE"). This building is a warehouse located on 4.5 acres with access to Interstate Route 5 via Belt Line Road and to the Eugene-Springfield metropolitan and Gateway areas. The property is served by an on-site rail spur and the property is within the West Eugene enterprise zone. This property has one tenant (which is not affiliated with the Company) who occupies 37% of the building under a short-term lease.

    BUENA VISTA BUSINESS PARK, 2400 BLOCK OF BATEMAN AVENUE, IRWINDALE, CALIFORNIA. This property was acquired on November 18,1998 and consists of three level, finished industrial zoned lots ranging from 36,068 to 154,943 square feet and totaling 227,863 square feet or 5.2 acres. The parcels are fully improved with all the major off-sites in place, i.e., paved-streets, streetlights, curbs, gutters and utilities. Irwindale is located at the center of the San Gabriel Valley which is located between the inland empire region and downtown Los Angeles. This site has access to Interstate Route 210 and Interstate Route 605. The parcels are all under contract for sale in 2001.

    WILSONVILLE LAND. This 10.9-acre parcel of undeveloped land is located in the city of Wilsonville, Oregon. The property is being held for sale.

    WARNER ESTATES.  At December 31, 2000, we maintained a L12.0 million
($17.7 million) investment in 17 properties in the Midlands and Southeast of England. There is approximately 207,000 square feet of rentable space in the portfolio and the properties are substantially all leased to 72 tenants, with most leases maturing in five to seven years. Leases provide for upward-only rental increases, which require tenants to pay the higher of their current rent or the market rates when rates are reviewed. The properties are managed by two unaffiliated UK property management firms.

    CREWE. These two buildings are located in the city of Crewe in the United Kingdom. The buildings are leased to a mix of retail and office tenants. The Company holds legal ownership of the property and operates it under a joint venture arrangement with the former owner.

    LEASE EXPIRATIONS. The following table sets forth a summary schedule of the lease expirations for the commercial properties for leases in place as of December 31, 2000, assuming that none of the tenants exercise renewal options or termination rights, if any, at or prior to the scheduled expirations.

                                                       PERCENTAGE OF                                          PERCENTAGE
                                            SQUARE       AGGREGATE                        AVERAGE BASE RENT   AGGREGATE
                              NUMBER OF   FOOTAGE OF     PORTFOLIO     ANNUALIZED BASE     PER SQUARE FOOT    PORTFOLIO
                               LEASES      EXPIRING       LEASED       RENT OF EXPIRING      OF EXPIRING      ANNUALIZED
YEAR OF LEASE EXPIRATION (1)  EXPIRING      LEASES      SQUARE FEET       LEASES (2)         LEASES (3)       BASE RENT
----------------------------  ---------   ----------   -------------   ----------------   -----------------   ----------
2001.......................       39         74,716         27.7%         $  687,842           $ 9.21             24.6%
2002.......................       13         39,115         14.5             400,441           $10.24             14.3
2003.......................        8          8,358          3.1             163,181           $19.52              5.8
2004.......................        9         47,668         17.7             347,869           $ 7.30             12.4
2005.......................        2            435          0.2              22,126           $50.86              0.8
Thereafter.................       29         98,982         36.8           1,177,110           $11.89             42.1
                                 ---        -------        -----          ----------                             -----
                                 100        269,274        100.0%         $2,798,569           $10.39            100.0%
                                 ===        =======        =====          ==========                             =====

------------------------

(1) Lease year is on a calendar year basis.

(2) Annualized base rent is calculated based on the amount of scheduled rent in the expiring year.

(3) Annualized base rent per square foot is calculated using the annualized base rent divided by a weighted average square footage.

    MORTGAGE INDEBTEDNESS. Our general strategy is to leverage our investments by incurring borrowings secured by such investments. Set forth below is information regarding our mortgage indebtedness relating to our real estate as of December 31, 2000.

                                      PRINCIPAL                    MATURITY                    ANNUAL
PROPERTY                               AMOUNT      INTEREST RATE     DATE     AMORTIZATION    PAYMENTS
--------                             -----------   -------------   --------   ------------   ----------
Eugene Warehouse...................  $ 1,058,000       10.63%        1/1/02   30 Years       $  133,080
Warner Estates (1).................  $14,981,000        8.20%       1/25/19   20 Years       $1,479,300
Crewe (1)..........................  $ 1,493,000        7.56%      11/10/20   20 Years       $  170,200

------------------------

(1) U.S. dollar equivalents. The loan is denominated in pounds sterling and amortizing principal and interest on a quarterly basis with a balloon payment at maturity.

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

OTHER INVESTMENTS

    The Company also invests in other real estate-related opportunities, including real estate corporations. In December 2000, the Company (through a 26% owned Jersey, Channel Islands company known as BEP Acquisitions) announced the acceptance of a L42 million offer to purchase all of the outstanding capital stock of Bourne End Properties PLC (Bourne End). Bourne End is a specialist investor in retail property, currently owning nine town shopping centers located in England and Scotland. The centers range in size from 80,000 square feet to 340,000 square feet.

    BEP Acquisitions was incorporated in Jersey, Channel Islands for the purpose of making the offer to acquire Bourne End. BEP Acquisitions is a wholly-owned subsidiary of BEP Property Holdings Limited, which is 26% owned by the Company, 71% owned by Merrill Lynch (Jersey) Holdings Limited (a subsidiary of Merrill Lynch & Co., Inc.) and 3% owned by Greenbau Estuary Limited. Merrill Lynch (Jersey) Holdings Limited will also provide mezzanine financing of approximately L18.5 million. Greenbau Estuary Limited will act as the day-to-day manager of Bourne End. Nationwide Building Society provided senior financing of
L15.5 million.

    In December 2000, the Company deposited its share of the purchase price into escrow ($6.7 million), which is included in Other Assets on the Company's Consolidated Statement of Financial Condition as of December 31, 2000. The acquisition was completed in February 2001.

FUNDING SOURCES

    In order to maximize the return on our investments, we generally fund acquisitions with third-party debt and equity financing so that our invested capital represents a relatively small percentage of the purchase price. The principal sources for funding loans and mortgage-backed securities have historically been repurchase agreements with major investment banks. Repurchase agreements are secured lending arrangements which involve the borrower selling an asset to a lender at a fixed price with the borrower having an obligation to repurchase the asset within a specified period (generally 30 days) at a higher price reflecting the interest cost of the loan. If the value of the underlying asset declines as determined by the lender, the lender may request that the amount of the loan be reduced by cash payments from the borrower or additional collateral be provided by the borrower (generally known as "collateral calls"). Funding for real property assets generally are longer-term traditional mortgage financing with banks and other financial institutions. We closely monitor rates and terms of competing sources of funds on a regular basis and generally utilize the source which is the most cost effective.

    During the year ended December 31, 2000, the Company has significantly reduced its short-term, mark-to-market-based financing. Such financing has generally been replaced by two securitized, long-term, non-recourse, and non-mark-to-market structured transactions. See ITEM 1., BUSINESS, INVESTMENTS, MORTGAGE-BACKED SECURITIES.

    The following table sets forth information relating to our borrowings and other interest-bearing obligations at December 31, 2000 and 1999.

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2000         1999
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS)
Short-term borrowings:
  Repurchase agreements.....................................    $15,902     $ 86,904
  Other.....................................................      2,268        9,911
                                                                -------     --------
                                                                 18,170       96,815
Long-term borrowings:
  Repurchase agreements.....................................     19,025       18,913
  Mortgages secured by real estate..........................     17,532       45,637
  Senior bonds -- mortgage-backed securities................     34,203           --
                                                                -------     --------
                                                                 70,760       64,550
                                                                -------     --------
                                                                $88,930     $161,315
                                                                =======     ========

    The following table sets forth certain information related to the Company's short-term borrowings. During the reported period, short-term borrowings were comprised of warehouse lines, repurchase agreements and other short-term facilities. Averages are determined by utilizing month-end balances.

                                                                AT OR FOR THE YEAR
                                                                       ENDED
                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2000         1999
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS)
Average amount outstanding during the year..................    $67,399     $155,473
Maximum month-end balance outstanding during the year.......    $90,658     $203,742
Weighted average rate:
  During the year...........................................       8.7%         8.2%
  At end of year............................................       7.6%         8.9%

ASSET QUALITY

    We are exposed to certain credit risks related to the value of the collateral that secures our loans and the ability of borrowers to repay their loans. We closely monitor our loans for potential problems on a periodic basis and report to the Board of Directors at regularly scheduled monthly meetings. Each loan is reviewed at least once a month and problem loans or properties are monitored more frequently.

    NON-PERFORMING LOANS. It is our policy to establish an allowance for uncollectible interest on loans that are over 90 days past due or sooner when the probability of collection of interest is deemed to be insufficient to warrant further accrual. Upon such a determination, those loans are placed on nonaccrual status and deemed to be non-performing. When a loan is placed on nonaccrual status, previously accrued but unpaid interest is reversed by a charge to interest income.

    ALLOWANCES FOR LOAN LOSSES. We maintain an allowance for loan losses at a level believed adequate to absorb estimated losses existing in the loan portfolios. The allowance is increased by provisions for loan losses charged against operations, recoveries of previously charged off credits, and allocations of discounts on purchased loans, and is decreased by charge-offs. Loans are charged off when they are deemed to be uncollectible. When we increase the allowance for loan losses related to loans, we record a corresponding increase to the provision for loan losses in the statement of operations. When we decrease the allowance for loan losses related to loans, we record a recovery of loan losses.

    During the year ended December 31, 2000, we reviewed the adequacy of loan loss reserves and recaptured the remaining reserve balance of $0.6 million. At December 31, 2000, we had $30.4 million of loans that are performing according to their terms with no required loan loss allowance.

    At December 31, 2000 and 1999, we had loans greater than 90 days delinquent of $0.1 million and $0.5 million, respectively, which were on nonaccrual status. The amounts at December 31, 2000 were purchased as a non-performing pool of loans (i.e. over 90 days delinquent).

REGULATORY

    The Company currently owns approximately 14.4% of WFSG's common stock on a non-diluted basis. The Company is continuing to consider what course of action might best maximize the value of its investment in WFSG. As a result, the Company may decide to sell some or all of its shares of WFSG or retain its current ownership position. The Company does not believe at this time that it would seek to increase its percentage of ownership of WFSG, which would require specific Office of Thrift Supervision ("OTS") approval.

    Any course of conduct (including retention of the Company's current position) needs to comply with requirements of the OTS, including those relating to the "control" of savings and loan holding companies such as WFSG. In 1999, as a result of the Company's material ownership in a savings and loan holding company (WFSG), the then overlap in certain officers and directors between the two entities and other related factors, the OTS required the Company to file a change in control application (Form H(e)-1) with the OTS. The H(e)-1 Application was filed with the OTS in June 1999.

    As a result of discussions with the OTS, the Company decided to withdraw the Application in November 2000. In lieu of the Application, the Company had filed a rebuttal of control application ("Rebuttal Application") in January 2001 seeking to rebut "control" of WFSG if the Company later becomes one of the two largest shareholders in WFSG (the status of being one of the two largest shareholders of a savings and loan holding company creates a rebuttable presumption that such a shareholder "controls" that savings and loan holding company). In the Rebuttal Application, the Company had requested that the OTS stipulate in advance that, if the Company later becomes one of the two largest shareholders, such a circumstance would not constitute "control" of WFSG by the Company, and therefore would not necessitate the Company's sale of a substantial portion of its WFSG common stock; such a forced divestiture might not be accomplished advantageously by the Company. After further discussions with the OTS, the OTS was unwilling at this time to stipulate in advance to the Company's request and the Company has, without prejudice, withdrawn the Rebuttal Application. The Company could file the Rebuttal Application again if it does in fact become one of the two largest shareholders of WFSG.

ITEM 2. PROPERTIES

    The Company's corporate headquarters are located in Portland, Oregon, where the Company leases approximately 12,000 square feet of office space under a lease expiring in 2003 and subleases approximately 2,000 square feet to an unrelated third party. The Company also maintains an executive office in New York and London, England.

ITEM 3. LEGAL PROCEEDINGS

    The Company, Fog Cap L.P. (a wholly-owned subsidiary of the Company and formerly known as Wilshire Real Estate Partnership L.P.) and its two top executives, Messrs. Wiederhorn and Mendelsohn, have been named in a series of lawsuits relating to the receivership of Capital Consultants, L.L.C. ("CCL"). The cases are TOM HAZZARD, ET AL., V. CCL, ET AL., U.S. District Court of Oregon, Civil No. CV 00-1338-HU; MARK EIDEM, ET AL., V. TRUSTEES UNITED ASSN. UNION LOCAL 290, ET AL., U.S. District Court of Oregon, Civil No. CV 00-1446-HA; NANCY SCHULTZ, ET AL., V. GARY KIRKLAND, ET AL., U.S. District Court of Oregon, Civil No. CV 00-1377-HA; LARRY MILLER, ET AL., V. LEE CLINTON, ET AL., U.S. District Court of Oregon, Civil No. CV00-1317-HA; SALVATORE J. CHILIA, ET AL.,
V. CCL, ET AL., U.S. District Court of Oregon, Civil No. CV 00-1633 JE; and MADOLE V. CAPITAL CONSULTANTS ET. AL., U.S. District Court of Oregon, Civil No. CV 00-1600-HU. In the HAZZARD, CHILIA and MADOLE cases, the trustees of several Taft-Hartley trusts filed suit against CCL and several individuals and organizations CCL did business with (including the Company and Messrs. Wiederhorn and Mendelsohn). In the EIDEM, SCHULTZ and MILLERcases, the trustees who are plaintiffs in HAZZARD, CHILIA and MADOLE are in turn named as defendants in class action suits filed by beneficiaries of the Taft-Hartley trusts on which they serve as plaintiff-trustees. In the cases in which the trustees are defendants, they have filed third-party complaints against several parties, including the Company and Messrs. Wiederhorn and Mendelsohn. The complaints and third-party complaints are all virtually identical. They include claims against the Company, Wiederhorn and Mendelsohn alleging breaches of fiduciary duties under the Employee Retirement Income Security Act of 1974 ("ERISA"); knowing participation in a fiduciary breach under ERISA; knowing participation in a prohibited transaction under ERISA; knowing transfer of trust assets under ERISA; negligence; common law claim for breach of fiduciary duty; tortuous interference with contract; conversion; constructive trust, restitution and unjust enrichment; fraud; and breach of contract. The suits also allege claims against Messrs. Wiederhorn and Mendelsohn of tortuous interference with business relationships between the Taft-Hartley trusts and CCL, as well as violations of the Racketeering Influenced and Corrupt Organization provisions of the Organized Crime Control Act of 1970, 18 U.S.C. Section 1961-1965 ("RICO"). The claimants also seek attorneys' fees under their ERISA and RICO claims.

    The above suits name multiple defendants in addition to the Company and its executives. In addition, the claimants have asserted but have not yet filed claims against a number of additional parties regarding the same alleged losses, including a number of professional advisors to named defendants. The claimants have not described with any specificity the proportion or share of losses which they claim are attributable to the Company or its executives, as compared to the other parties and other potential defendants. The overall remedies sought against all defendants include claims for broad relief under the remedial provisions of ERISA, such as rescission of transactions and the imposition of a constructive trust over any trust assets which plaintiffs claim were obtained in violation of ERISA. Certain of the claims against the Company appear to be covered by releases that were given by CCL to the Company and Messrs. Wiederhorn and Mendelsohn. The claimants' suits seek to rescind the transactions in which the releases were granted. The claimants also seek common law remedies such as damages and punitive damages. However, it appears that certain of these common law claims may be preempted by ERISA.

    Although these cases were filed during the period between October and December of 2000, they are still in preliminary stages of pleading and discovery. CCL was placed in receivership by the Department of Labor and the Securities and Exchange Commission in the cases of SEC V. CAPITAL CONSULTANTS, L.L.C., et. al., U.S. District Court of Oregon, Case No. 00-1290-KI, and HERMAN
V. CAPITAL CONSULTANTS, L.L.C., et. al., U.S. District Court of Oregon, Case
No. 001291-KI. When the receivership order was entered, the court stayed other proceedings against CCL for several weeks. Once the stay was partially lifted, the parties deferred discovery and delayed the filing of any answers or legal challenges to the sufficiency of the pleadings in order to facilitate a confidential global mediation process. U.S. Circuit Court Judge Edward Leavy of the Ninth Circuit Court of Appeals has been selected as the mediator. Under the mediation process, the parties have only recently begun an early round of document production that has not yet been completed. No motions challenging the sufficiency of the claimants' claims have been filed or heard, and the Company and other defendants have not yet filed their answers or any cross-claims that they may have among themselves. No discovery depositions have been taken.

    Management has directed that these cases be defended against vigorously. Because the cases are still in early stages of the pleadings and because the amount of discovery has been limited, a financial loss to the Company, if any, cannot be reasonably estimated at this time.

    The employment agreements between the Company and Messrs. Wiederhorn and Mendelsohn contain provisions under which they may be entitled to indemnity for litigation expenses and personal losses that are attributable to actions which they took on account of their positions as directors or officers of the Company. Messrs. Wiederhorn and Mendelsohn have notified the Company that they are reserving their rights to seek such indemnity. At this time, it is not possible to determine the extent of liability, if any, the Company may face with regard to such indemnity claims because of the preliminary nature of the underlying litigation. In addition, certain of the litigation expenses faced by Messrs. Wiederhorn and Mendelsohn may be subject to reimbursement or payment from other sources because of employment agreements and indemnity rights they may have under the articles and bylaws of other defendants named in the litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On December 12, 2000, at the annual stockholders' meeting, the Company's stockholders elected five persons to the Board of Directors of the Company, approved the annual incentive bonuses for the executive officers and ratified the selection of Ernst & Young LLP as the Company's auditors for the year ending December 31, 2000.

    In connection with the election of directors, the shares of common stock present in person or by proxy were voted as follows:

                                                              FOR      WITHHELD
                                                           ---------   --------
Andrew Wiederhorn........................................  5,672,351    62,686
Lawrence Mendelsohn......................................  5,672,485    55,552
David Egelhoff...........................................  5,674,828    50,209
Jordan Schnitzer.........................................  5,693,212    41,825
Patrick Terrell..........................................  5,696,378    38,659

    In connection with the proposal to approve the annual incentive bonuses for the executive officers: 5,610,287 shares were voted in favor of the proposal, 118,950 shares were voted against the proposal and there were 5,800 abstentions.

    In connection with the proposal to approve the ratification of the selection of Ernst & Young LLP, independent certified public accountants, as the Company's auditors for the year ending December 31, 2000: 5,718,613 shares were voted in favor of the proposal, 7,455 shares were voted against the proposal and there were 9,569 abstentions.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

    Effective April 6, 1998, our common stock, par value $0.0001 per share (the "Common Stock") became quoted on the National Association of Securities Dealers Automated Quotation System ("NASDAQ"). The Common Stock is traded under the symbol "FCCG." The approximate number of record holders (not shareholders, as most shares are held in their brokerage house's name) of our Common Stock at February 28, 2001 was 14.

    The following table sets forth the high and low sales prices for the Common Stock as quoted on the NASDAQ for the periods indicated.

2000                                                             HIGH           LOW
------------------------------------------------------------  -----------   -----------
First quarter...............................................  $2 9/16       $1 29/32
Second quarter..............................................  $2 13/16      $1 7/8
Third quarter...............................................  $2 7/8        $2
Fourth quarter..............................................  $2 13/16      $2 5/32

1999                                                             HIGH           LOW
------------------------------------------------------------  -----------   -----------
First quarter...............................................  $4            $2 29/32
Second quarter..............................................  $4 1/2        $3 5/16
Third quarter...............................................  $3 7/8        $2 9/16
Fourth quarter..............................................  $3 1/16       $2 1/8

    During the years ended December 31, 2000 and 1999, the Company did not declare any cash dividends. The Company delayed the payment date of a $0.40 cash dividend payable on October 27, 1998 to shareholders of record at September 30, 1998. The Company will pay interest, at the rate of 4% per annum, on the amount due from the previously announced payment date through the date of the actual payment. During the year ended December 31, 2000, the Company paid one-half of the cash dividend payable plus interest and intends on paying the remainder equally on March 28, 2001 and June 28, 2001, subject to the financial condition, results of operations and capital requirements of the Company as well as other factors deemed relevant by the Board of Directors.

    The Company currently intends to retain its earnings to support its future growth strategy but may declare and pay new dividends on its common stock in 2001.

    On December 15, 1999, the Company declared a distribution of one right (a "Right") to purchase one-tenth of a share of the Company's Common Stock for each outstanding share of Common Stock, payable to the stockholders of record on January 3, 2000. The Board of Directors authorized and directed the issuance of one Right with respect to each Common Share issued thereafter until the Distribution Date (as defined in the Rights Agreement) and, in certain circumstances, with respect to Common Shares issued after the Distribution Date. The description and terms of the Rights are set forth in a Rights Agreement between the Company and The Bank of New York, as Rights Agent, dated as of December 23, 1999. The Rights are not exercisable until the Distribution Date and will expire at the close of business on December 23, 2009, unless earlier redeemed by the Company.

ITEM 6. SELECTED FINANCIAL DATA

    The following table sets forth selected historical, financial and operating data on a consolidated basis at December 31, 2000, 1999 and 1998 and for the years then ended. The information contained in this table should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our historical consolidated financial statements, including the notes thereto, included elsewhere in this report.

                                                                 YEAR ENDED DECEMBER 31,
                                                        ------------------------------------------
                                                            2000           1999         1998(1)
                                                        ------------   ------------   ------------
                                                        (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
Statement of Operations Data:
Net Interest Income:
  Loans...............................................  $     3,900    $     6,740    $    10,838
  Securities..........................................       10,718         15,342         15,709
  Other investments...................................          460            604          1,145
                                                        -----------    -----------    -----------
    Total interest income.............................       15,078         22,686         27,692
  Interest expense....................................        7,704         12,897         13,608
                                                        -----------    -----------    -----------
    Net interest income before loan losses............        7,374          9,789         14,084

  Recovery of (provision for) loan losses.............          555          1,150        (11,842)
                                                        -----------    -----------    -----------
    Net interest income after loan losses.............        7,929         10,939          2,242

Real Estate Operations:
  Operating income....................................        4,870          7,148          4,939
  Operating expense...................................         (601)          (205)          (345)
  Interest expense....................................       (2,742)        (4,546)        (2,853)
  Gain on sale of real estate.........................        5,404          1,042             --
  Provision for losses on real estate.................           --           (892)            --
  Depreciation........................................         (993)        (1,102)          (963)
                                                        -----------    -----------    -----------
    Total real estate operations......................        5,938          1,445            778

Other Operating (Loss) Income:
  Market valuation losses and impairments.............      (22,257)       (30,029)       (54,822)
  Provision for disputes with WFSG....................         (225)        (4,077)            --
  Gain on sale of securities..........................        5,197          1,326            943
  Gain on sale of loans...............................          159             --          1,320
  Other income, net...................................           29            180             23
                                                        -----------    -----------    -----------
    Total other operating loss........................      (17,097)       (32,600)       (52,536)

Operating Expenses:
  Compensation and employee benefits..................        7,869          1,353              -
  Management fees.....................................           --          2,404          3,179
  Professional fees...................................        1,973          1,250          1,220
  Servicing fees......................................          154            256            691
  Other...............................................        2,316          1,168          1,782
                                                        -----------    -----------    -----------
    Total operating expenses..........................       12,312          6,431          6,872
                                                        -----------    -----------    -----------
Net Loss..............................................  $   (15,542)   $   (26,647)   $   (56,388)
                                                        ===========    ===========    ===========
Per Share Data:
  Net Loss............................................  $     (1.48)   $     (2.33)   $     (4.94)
  Dividends declared..................................  $        --    $        --    $      0.67
  Weighted average shares outstanding.................   10,507,313     11,442,921     11,421,933

                                                                    YEAR ENDED DECEMBER 31,
                                                           -----------------------------------------
                                                             2000            1999          1998(1)
                                                           ---------      ----------      ----------
                                                           (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
Cash Flow Data:
  Net cash (used in) provided by operating activities....  $    (91)      $ (17,215)      $   4,484
  Net cash provided by (used in) investing activities....  $ 71,072       $ 143,283       $(447,921)
  Net cash (used in) provided by financing activities....  $(73,270)      $(124,969)      $ 448,219

Other Data:
  Depreciation...........................................  $  1,144       $   1,102       $     963
  EBITDA(2)..............................................  $ (4,097)      $  (8,301)      $ (38,964)
  Ratio of EBITDA to interest expense....................     (0.39)          (0.48)          (2.37)
  Ratio of earnings to fixed charges.....................     (0.65)          (1.07)          (2.43)

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2000         1999
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS)
Total assets................................................   $150,304     $218,666
Cash and cash equivalents...................................   $  3,394     $  5,862
Securities available for sale, at fair value................   $ 74,731     $104,572
Loans, net..................................................   $ 30,404     $ 31,634
Investments in real estate..................................   $ 24,767     $ 63,225
Investments in WFSG and affiliates, net.....................   $  5,593     $  9,657
Short-term borrowings.......................................   $ 18,170     $ 96,815
Long-term borrowings........................................   $ 70,760     $ 64,550
Total stockholders' equity..................................   $ 55,651     $ 50,872
Ratio of total assets to stockholders' equity...............       2.70         4.30

------------------------

(1) We commenced operations on April 6, 1998; therefore, the information presented only reflects actual operations for the nine-month period ended December 31, 1998.

(2) EBITDA means net income or (loss) plus interest expense plus taxes and depreciation plus (or minus) amortization of premiums and discounts, net.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion should be read in conjunction with the Consolidated Financial Statements of the Company and notes thereto.

GENERAL

    In response to the adverse market conditions that have significantly impacted our operations since 1998, we have focused our strategy on stabilizing the balance sheet and managing our exposure to further market fluctuations. During the year ended December 31, 2000, we restructured the asset and liability structure of our balance sheet, significantly reduced our exposure to short-term, mark-to-market-based financing for our mortgage-backed securities portfolio, disposed of the majority of our U.S. commercial property portfolio and began arranging and investing in new transactions.

    Our results of operations for the year ended December 31, 2000 reflect further impairment write-downs of mortgage-backed securities of $21.4 million, the majority of which had been previously deducted from stockholders' equity through "Accumulated Other Comprehensive Loss." These impairments reduce the unrealized losses included in stockholders' equity for the mortgage-backed securities portfolio to $1.6 million at December 31, 2000 from $23.2 million at December 31, 1999.

    Despite the continued impact of the marketplace on the Company, we increased stockholders' equity to $55.7 million at December 31, 2000 from $50.9 million at December 31, 1999, an increase of $4.8 million or 9.4%. During this same period, the size of our balance sheet was reduced from $218.7 million to $150.3 million.

    The Company's business strategy now focuses on opportunistic investing, structuring and managing real estate-related assets such as mortgage-backed securities, mezzanine real estate loans and real estate, as well as the acquisition of companies engaged in investing in such assets. We concentrate on the acquisition of assets where our expertise in intensive asset management, mortgage and real estate credit analysis and financial structuring can create value. Further, we expect that many of these investments, particularly in corporate acquisitions, will be in conjunction with partners.

RESULTS OF OPERATIONS--2000 COMPARED TO 1999

    NET LOSS. Our net loss for the year ended December 31, 2000 amounted to $15.5 million, or $1.48 per share, compared to $26.6 million, or $2.33 per share for the year ended December 31, 1999. The 2000 net loss is primarily attributable to $22.3 million of market valuation losses and impairments compared to $30.0 million of market valuation losses and impairment for 1999.

    NET INTEREST INCOME. The following tables set forth information regarding the total amount of income from interest-earning assets and expenses from interest-bearing liabilities and the resulting average yields and rates:

                                                              FOR THE YEAR ENDED DECEMBER 31, 2000
                                                             --------------------------------------
                                                             AVERAGE       INTEREST
                                                             BALANCE        INCOME       YIELD/RATE
                                                             --------      --------      ----------
                                                                     (DOLLARS IN THOUSANDS)
Interest-Earning Assets:
  Loan portfolios..........................................  $ 33,204      $  3,900           11.7%
  Mortgage-backed securities available for sale............    81,159        10,718           13.2
  Other investments........................................     7,402           460            6.2
                                                             --------      --------        -------
    Total interest-earning assets..........................  $121,765      $ 15,078           12.4%
                                                             --------      --------        -------
Interest-Bearing Liabilities:
  Short-term and other borrowings..........................    86,312        (7,704)           8.9
                                                             --------      --------        -------
    Total interest-bearing liabilities.....................  $ 86,312      $ (7,704)           8.9%
                                                             --------      --------        -------
  Net interest income before provision for loan
    losses/spread(1).......................................                $  7,374            3.5%
                                                                           ========        =======
  Net interest margin(2)...................................                                    6.1%
                                                                                           =======

------------------------

(1) Net interest spread represents the unweighted difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(2) Net interest margin represents net interest income divided by average interest-earning assets.

                                                              FOR THE YEAR ENDED DECEMBER 31, 1999
                                                             --------------------------------------
                                                             AVERAGE       INTEREST
                                                             BALANCE        INCOME       YIELD/RATE
                                                             --------      --------      ----------
                                                                     (DOLLARS IN THOUSANDS)
Interest-Earning Assets:
  Loan portfolios..........................................  $ 68,937      $  6,740            9.8%
  Mortgage-backed securities available for sale............   122,164        15,342           12.6
  Other investments........................................    13,206           604            4.6
                                                             --------      --------        -------
    Total interest-earning assets..........................  $204,307      $ 22,686           11.1%
                                                             --------      --------        -------
Interest-Bearing Liabilities:
  Short-term and other borrowings..........................   158,376       (12,897)           8.1
                                                             --------      --------        -------
    Total interest-bearing liabilities.....................  $158,376      $(12,897)           8.1%
                                                             --------      --------        -------
  Net interest income before provision for loan
    losses/spread(1).......................................                $  9,789            3.0%
                                                                           ========        =======
  Net interest margin(2)...................................                                    4.8%
                                                                                           =======

------------------------

(1) Net interest spread represents the unweighted difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(2) Net interest margin represents net interest income divided by average interest-earning assets.

    For the year ended December 31, 2000, the Company recovered $0.6 million of the allowance for loan losses compared to a recovery of $1.1 million in 1999. These amounts are not reflected in the net interest income/spread above.

    Prepayments, delinquencies and defaults affect the net spread of the Company, primarily through their impact on mortgage loans that underlie the securities in the Company's mortgage-backed securities portfolio. For principal and interest subordinated mortgage-backed securities, which the Company generally purchases at a discount to principal amount, increased prepayments recapture such purchase discount sooner and therefore increase spread. Fewer prepayments would have the opposite effect, reducing spread. For IOs and residuals, prepayment increases generally reduce spread since these securities derive their value from interest payments on loans that are outstanding. IOs have no principal face amount other than a notional balance and therefore are quite responsive to changes in prepayment. Residuals have both a principal face amount and often a credit related IO component. Increased prepayment often reduces spread except to the extent that such prepayment is related to a recovery on a defaulted loan. The impact on spread, however, depends upon the degree to which prepayment is less than or exceeds the Company's assumptions for prepayment at its time of purchase.

    The Company buys mortgage-backed securities based on prepayment, delinquency and default assumptions. Delinquency itself has little effect on spread from the Company's mortgage-backed securities portfolio since the loan servicers for each security generally advance both principal and interest payments and, therefore, the Company generally receives payments on such loans on a timely basis. More important is the loss severity on defaulted loans. Generally, the larger the loss severity is, the greater the reduction in spread will be. However, the Company's spread is only negatively impacted to the extent the principal face amount of defaults and the cumulative loss severity exceeds or is expected to exceed the Company's assumptions at its time of purchase or as subsequently adjusted through an other than temporary impairment determination.

    RECOVERY OF LOAN LOSSES. During the year ended December 31, 2000, we reviewed the adequacy of loan loss reserves and recaptured the remaining reserve balance of $0.6 million. At December 31, 2000, we had $30.4 million of loans that are performing according to their terms with no required loan loss allowance. During the year ended December 31, 1999, we reversed a provision for losses of $3.9 million taken in prior periods for a loan held for sale. The loan was secured by commercial properties in the United Kingdom ("UK") with a carrying value of approximately $47.9 million. This valuation allowance had been established in 1998 based upon management's estimate at that time of the ultimate recoverability of the asset. This provision reversal was partially offset by a provision for losses on loans of $0.1 million. In addition, we recognized a net write-down of $2.7 million in the carrying value of a $17.0 million note receivable from WFSG to reflect the estimated value of the common stock of WFSG.

    REAL ESTATE OPERATIONS. During the years ended December 31, 2000 and 1999, real estate operating income was comprised primarily of $4.9 million and $7.1 million, respectively, in gross rental and other income earned on such investments. Expenses incurred on such real estate investments for the years ended December 31, 2000 and 1999 include $2.7 million and $4.5 million, respectively, of interest expense, $0.6 million and $0.2 million, respectively, of rental operating expense and $1.0 million and $1.1 million, respectively, of depreciation expense.

    OTHER LOSS. Our other loss was approximately $17.1 million and $32.6 million for the years ended December 31, 2000 and 1999, respectively. The components of the Company's net non-interest loss are comprised of the following:

    MARKET VALUATION LOSSES AND IMPAIRMENTS. The term "Market Valuation Losses and Impairments" as used herein refers to impairment losses recognized primarily on our mortgage-backed securities and loan portfolios. Total market valuation losses and impairments for the year ended December 31, 2000 were $22.3 million. This amount includes $21.4 million of market valuation losses and impairments related to our portfolio of mortgage-backed securities available for sale and $0.9 million related to our prepaid service fees from an affiliate of WFSG. Approximately $20.0 million of these amounts were impaired in the fourth quarter of 2000 due primarily to the receipt of additional detailed information from the servicer of the underlying mortgages to certain mortgage-backed securities.

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

    PROVISION FOR DISPUTES WITH WFSG. The Company decided to become internally managed in the third quarter of 1999 which resulted in disputes between the Company, on the one hand, and WFSG and certain of its affiliates, on the other. In connection with these disputes, the Company recorded a reserve for potential resolution of disputes with WFSG and its affiliates of $4.1 million at September 30, 1999. Following a partial settlement of disputes with WFSG, the remaining reserve for potential resolution of disputes with WFSG and its affiliates was $2.5 million at December 31, 1999. During the year ended December 31, 2000, the Company settled all remaining disputes with WFSG and its affiliates which resulted in an additional provision of $0.2 million.

    GAIN ON THE SALE OF SECURITIES. During the years ended December 31, 2000 and 1999, we sold mortgage-backed securities to unrelated third parties for approximately $51.6 million and $46.6 million, respectively, resulting in gains of approximately $5.2 million and $1.3 million, respectively.

    OPERATING EXPENSES. As discussed above, we decided to become internally managed in the third quarter of 1999. As a result, management fees payable to our prior manager have ceased and have been replaced with compensation to the Company's employees. The Company now incurs its own overhead and operating costs that were previously incurred primarily by the manager. Professional fees during the year ended December 31, 2000 were higher than 1999 primarily due to the litigation with WFSG and its affiliates.

    In the fourth quarter of 2000, the Company established a trust which purchased 525,000 shares of the Company's common stock from an unrelated shareholder. The Company's contribution of approximately $1.3 million is included in compensation expenses. The trust was established for the benefit of the Company's employees and directors to raise their ownership in the Company, thereby strengthening the mutuality of interests between them and the Company's shareholders. While these shares are held in trust, they will be voted ratably with ballots cast by all other shareholders.

RESULTS OF OPERATIONS--1999 COMPARED TO 1998

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

    NET INTEREST INCOME. The following tables set forth information regarding the total amount of income from interest-earning assets and expenses from interest-bearing liabilities and the resultant average yields and rates:

                                                                  FOR THE YEAR ENDED DECEMBER 31, 1999
                                                                 --------------------------------------
                                                                 AVERAGE       INTEREST
                                                                 BALANCE        INCOME       YIELD/RATE
                                                                 --------      --------      ----------
                                                                         (DOLLARS IN THOUSANDS)
Interest-Earning Assets:
  Loan portfolios..........................................      $ 68,937      $  6,740            9.8%
  Mortgage-backed securities available for sale............       122,164        15,342           12.6
  Other investments........................................        13,206           604            4.6
                                                                 --------      --------       --------
    Total interest-earning assets..........................      $204,307      $ 22,686           11.1%
                                                                 --------      --------       --------
Interest-Bearing Liabilities:
  Short-term and other borrowings..........................       158,376       (12,897)           8.1
                                                                 --------      --------       --------
    Total interest-bearing liabilities.....................      $158,376      $(12,897)           8.1%
                                                                 --------      --------       --------
  Net interest income before provision for loan
    losses/spread(1).......................................                    $  9,789            3.0%
                                                                               ========       ========
  Net interest margin(2)...................................                                        4.8%
                                                                                              ========

------------------------

(1) Net interest spread represents the unweighted difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(2) Net interest margin represents net interest income divided by average interest-earning assets.

                                                             FOR THE YEAR ENDED DECEMBER 31, 1998
                                                          -------------------------------------------
                                                          AVERAGE                        ANNUALIZED
                                                          BALANCE    INTEREST INCOME   YIELD/RATE (1)
                                                          --------   ---------------   --------------
                                                                    (DOLLARS IN THOUSANDS)
Interest-Earning Assets:
  Loan portfolios.......................................  $121,295      $ 10,838              12.1%
  Mortgage-backed securities available for sale.........   195,112        14,674              10.2
  Other securities available for sale...................    15,617         1,035               9.0
  Other investments.....................................    23,597         1,145               6.5
                                                          --------      --------          --------
    Total interest-earning assets.......................  $355,621      $ 27,692              10.5%
                                                          --------      --------          --------
Interest-Bearing Liabilities:
  Short-term borrowings                                    254,945       (13,608)              7.2
                                                          --------      --------          --------
    Total interest-bearing liabilities..................  $254,945      $(13,608)              7.2%
                                                          --------      --------          --------
  Net interest income before provision for loan losses/
    spread(2)...........................................                $ 14,084               3.3%
                                                                        ========          ========
  Net interest margin(3)................................                                       5.4%
                                                                                          ========

------------------------

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

    RECOVERY OF (PROVISION FOR) LOAN LOSSES.  During the year ended
December 31, 1999, we reversed a provision for losses of $3.9 million taken in prior periods for a loan held for sale. The loan was secured by commercial properties in the UK with a carrying value of approximately $47.9 million. This valuation allowance had been established in 1998 based upon management's estimate at that time of the ultimate recoverability of the asset. This provision reversal was partially offset by a provision for losses on loans of $0.1 million. In addition, we recognized a net write-down of $2.7 million in the carrying value of a $17.0 million note receivable from WFSG to reflect the estimated value of the common stock of WFSG to be received in exchange for a portion of the note.

    Total provision for losses for the year ended December 31, 1998 was $11.8 million, which included a $5.9 million valuation adjustment of an unsecured $18.4 million receivable from WFSG and $5.9 million of loan loss provisions (including the provision for the UK loan noted above).

    REAL ESTATE OPERATIONS. During the years ended December 31, 1999 and 1998, real estate operating income was comprised primarily of $7.1 million and $4.9 million, respectively, in gross rental and other income earned on such investments. Such revenue represents income generated from the Company's investment in various office buildings, retail stores, and other commercial property located in Oregon, California and the UK. Expenses incurred on such real estate investments include $4.5 million (1999) and $2.9 million (1998) of interest expense, $0.2 million (1999) and $0.3 million

(1998) of rental operating expense and $1.1 million (1999) and $1.0 million
(1998) of depreciation expense.

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

    PROVISION FOR DISPUTES WITH WFSG. The Company decided to become internally managed in the third quarter of 1999 which resulted in disputes between the Company, on the one hand, and WFSG and certain of its affiliates, on the other. In connection with these disputes, the Company recorded a reserve for potential resolution of disputes with WFSG and its affiliates of $4.1 million at September 30, 1999. Following a partial settlement of disputes with WFSG, the remaining reserve for potential resolution of disputes with WFSG and its affiliates was $2.5 million at December 31, 1999.

    GAIN ON THE SALE OF SECURITIES. During the years ended December 31, 1999 and 1998, we sold mortgage-backed securities to unrelated third parties for approximately $46.6 million and $133.3 million, respectively, resulting in gains of approximately $1.3 million and $0.9 million, respectively.

    OPERATING EXPENSES. Management fees of $2.4 million and $3.2 million for the years ended December 31, 1999 and 1998, respectively, were comprised solely of the 1% (per annum) base management fee paid to WRSC (as provided pursuant to the Management Agreement between WRSC and the Company). WRSC earned no incentive fee for these periods.

    In addition to the management fee, we incurred loan service fees of $0.2 million and $0.7 million during the years ended December 31, 1999 and 1998, respectively, which were paid to WFSG or an affiliate of WFSG. The service fee structure was dependent on the assets being serviced, but in general, service fees related to loans purchased at a significant discount were based on a percentage of cash received and service fees related to other loans were based on a percentage of unpaid principal balance. We also incurred $0.1 million
(1999) and $0.5 million (1998) of loan related expenses which were reimbursed to the servicer for actual out of pocket servicing costs. Other expenses were comprised of professional services, insurance premiums and other sundry expenses.

CHANGES IN FINANCIAL CONDITION

    During 2000, total assets decreased to $150.3 million from $218.9 million at December 31, 1999. This decrease was primarily the result of a net reduction of $29.8 million of securities available for sale and $38.5 million of investments in real estate. Total liabilities decreased to $94.7 million during the period, primarily as a result of a net decrease of $72.4 million in borrowings associated with sales of mortgage-backed securities, loans and investments in real estate.

    SECURITIES AVAILABLE FOR SALE. At December 31, 2000, securities available for sale included mortgage-backed securities with an aggregate market value of $74.7 million, net of realized and unrealized losses, compared to $104.6 million at December 31, 1999. This decrease of $29.9 million is primarily due to the sale of $46.4 million of securities, net principal payments received of $3.2 million partially offset by the purchase of $19.5 million of securities.

    In December 2000, we refinanced the debt on approximately $43.2 million of our mortgage-backed securities portfolio. This transaction was treated as a secured financing transaction rather than a sale for accounting purposes due to certain call provisions retained by the Company. As such, our balance sheet continues to reflect these securities as well as the senior bonds of $34.2 million which replaced the short-term, mark-to-market debt previously collateralized by these securities.

    We mark our securities portfolio to fair value at the end of each month based upon broker/dealer valuations (if available), subject to an internal review process. For those securities that do not have an available market quotation, we determine the fair value of the securities by modeling the anticipated cash flows using certain estimates (e.g. prepayment speeds, default rates, severity of losses, and discount rate). Because our subordinated securities may not be readily marketable, as trading activity may be infrequent, the market value is typically available from only a small group of broker/dealers, and in many cases, only one broker/dealer. As of each reporting period, we evaluate whether and to what extent any unrealized loss is to be recognized as other than temporary.

    LOAN PORTFOLIO. During the year ended December 31, 2000, we reduced our loan portfolio to approximately $30.4 million from $31.6 million at December 31, 1999. We maintain an allowance for loan losses at a level that the Company considers adequate to provide for probable losses based upon an evaluation of known and inherent risks. During the year ended December 31, 2000, we recovered the remaining allowance for loan losses.

    INVESTMENTS IN REAL ESTATE. Investments in real estate decreased approximately $38.5 million during the year ended December 31, 2000. This decrease was primarily due to sales of five retail buildings and an office complex/warehouse distribution center, all located in the State of Oregon, with a carrying value of approximately $27.0 million, and the sale of office properties located in Portland, Oregon with a carrying value of $7.3 million. In addition, we recognized approximately $1.0 million of depreciation expense related to operating properties.

    We are currently in the process of marketing certain other commercial properties for sale as we continue to reduce our level of investment in commercial real estate income properties to increase liquidity for working capital and reinvestment opportunities.

    OTHER ASSETS. Other assets increased by approximately $8.4 million during the year ended December 31, 2000. This increase is primarily due to the deposit of $6.7 million for the purchase of a 26% interest in a UK-based real estate company. See ITEM 1. BUSINESS. The purchase was completed in the first quarter of 2001, together with the Company's partners who purchased the remaining 74% interest.

    SHORT-TERM BORROWINGS. Short-term borrowings decreased to approximately $18.2 million during the year ended December 31, 2000, resulting primarily from the sale of subordinated mortgage-backed securities and resecuritization of certain mortgage-backed securities.

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

    LONG-TERM BORROWINGS. At December 31, 2000, we had $70.8 million of long-term borrowings. Of this amount, $17.5 million financed real estate investments of $22.4 million, $19.0 million financed a loan with an unpaid principal balance of $25 million and $34.2 million related to senior bonds issued as part of the resecuritization discussed above. Other borrowings had a weighted average interest rate of 9.58%.

    STOCKHOLDERS' EQUITY. Stockholders' equity increased to $55.7 million during the year ended December 31, 2000. The net increase in stockholders' equity during this period was primarily attributable to a decrease in accumulated other comprehensive loss of $21.0 million, offset by our net loss of $15.5 million.

LIQUIDITY AND CAPITAL RESOURCES

    Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund investments, engage in loan acquisition and lending activities, meet collateral calls and for other general business purposes. The primary sources of funds for liquidity during the year ended December 31, 2000 consisted of net cash provided by investing activities, including the cash repayments related to our mortgage-backed securities portfolio, sales of mortgage-backed securities and investments in real estate, and resecuritization of our securities portfolio.

    Our borrowings and the availability of further borrowings are substantially affected by, among other things, changes in interest rates, changes in market spreads whereby the market value of the collateral securing such borrowings may decline substantially, or decreases in credit quality of underlying assets. In the event of declines in market value or credit quality, we may be required to provide additional collateral for, or repay a portion of outstanding balances of, our short-term borrowing facilities. As of December 31, 2000, we had no outstanding collateral calls. For additional information with respect to our monthly mark-to-market of our securities available for sale portfolio, see "CHANGES IN FINANCIAL CONDITION--SECURITIES AVAILABLE FOR SALE."

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

    At December 31, 2000, we had total consolidated secured indebtedness of $88.9 million, as well as $5.7 million of other liabilities. The consolidated secured indebtedness consisted of (i) $34.9 million of repurchase agreements secured by $15.9 million of mortgage-backed securities and $19.0 million of loans, (ii) lines of credit aggregating $2.3 million which are secured by loans and securities and (iii) $51.7 million outstanding of other borrowings maturing between 2000 and 2020 which are secured by real estate and loans. Approximately $37.2 million of this indebtedness had terms which allowed the lender to request additional collateral if the value of the underlying collateral declined (including financing facilities for both mortgage-backed securities and loans). Although the Company believes that the likelihood of significant declines in asset values has decreased since the third quarter of 1998, the Company is seeking to maintain a larger cash position and more unencumbered assets to deal with any future potential collateral calls.

    Loans are financed through both short-term and long-term financing facilities. If the value of the assets securing the loan declines as determined by the lender, the lender may request that the amount of the loan be reduced by cash payments form the borrower or additional collateral be provided by the borrower (generally known as "collateral calls"). Accordingly, in an environment where lenders consistently mark down the value of the underlying assets, a borrower can become subject to collateral calls, which can have a significant impact on liquidity. Similarly, if interest rates increase significantly, the borrowing cost under the financing facility may also increase while the interest rate on the assets securing the loan may not increase at the same time or to the same degree. Real property acquisitions are financed with intermediate or long-term mortgages with banks and other financial institutions.

    We have historically financed acquisitions of mortgage-backed securities through committed and uncommitted thirty-day repurchase agreements with major Wall Street investment banks. Repurchase agreements are secured lending arrangements which involve the borrower selling an asset to a lender at a fixed price with the borrower having an obligation to repurchase the asset within a specified period (generally 30 days) at a higher price reflecting the interest cost of the loan. If the lender marks the asset lower, the lender may request that the amount of the loan be reduced by cash payments from the borrower or additional collateral be provided by the borrower (generally known as "collateral calls"). Mortgage-backed securities which are subject to repurchase agreements, as well as loans which secure other indebtedness, periodically are revalued by the lender, and a decline in the value that is recognized by the lender (whether or not the lender recognizes the full fair value of the security) may result in the lender requiring us to provide additional collateral to secure the indebtedness.

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

    Although we are currently operating with negative cash flow (primarily due to the continued repayment of debt and refinancing of our mortgage-backed securities portfolio), we believe that our existing sources of funds will be adequate for purposes of meeting our short-term liquidity needs. There can be no assurance that this will be the case, however. Material increases in interest expense from variable-rate funding sources, collateral calls, or material decreases in monthly cash receipts, generally would negatively impact our liquidity. On the other hand, material decreases in interest expense from variable-rate funding sources, in collateral calls or an increase in market value of our mark-to-market financial assets generally would positively affect our liquidity.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices, and equity prices. Although the Company's exposure to foreign currency fluctuations has increased significantly during the year ended December 31, 2000 (approximately 19% of the Company's equity is invested in the United Kingdom at December 31, 2000), the primary market risk to which the Company is exposed is interest rate risk, which is highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors beyond the control of the Company. Changes in the general level of interest rates can affect the Company's net interest income, which is the difference between the interest income earned on interest-earning assets and the interest expense incurred in connection with its interest-bearing liabilities, by affecting the spread between the Company's interest-earning assets and interest-bearing liabilities. Changes in the level of interest rates also can affect, among other things, the ability of the Company to acquire loans, the value of the Company's mortgage-backed securities and other interest-earning assets, and its ability to realize gains from the sale of such assets.

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

    The following tables quantify the potential changes in net interest income and net portfolio value as of December 31, 2000 should interest rates go up or down (shocked) by 100 to 400 basis points, assuming the yield curves of the rate shocks will be parallel to each other and instantaneous. Net portfolio value is calculated as the sum of the value of off-balance sheet instruments and the present value of cash in-flows generated from interest-earning assets net of cash out-flows in respect of interest-bearing liabilities. The cash flows associated with the loan portfolios and securities available for sale are calculated based on prepayment and default rates that vary by asset but not by changes in interest rates. Projected losses, as well as prepayments, are generated based upon the actual experience with the subject pool, as well as similar, more seasoned pools. To the extent available, loan characteristics such as loan-to-value ratio, interest rate, credit history and product types are used to produce the projected loss and prepayment assumptions that are included in the cash flow projections of the securities. The following tables apply the U.S. Treasury yield curve generally for assets and LIBOR for repurchase agreement liabilities and assume a uniform change in both rates. The tables assume that changes in interest rates occur instantaneously. The tables also reflect that the Company has a significant exposure to LIBOR rates since its short-term repurchase agreement borrowings are generally based on LIBOR rates. Actual results could differ significantly from those estimated in the tables.

                      PROJECTED PERCENT CHANGE IN
-----------------------------------------------------------------------
CHANGE IN INTEREST RATES(1)   NET INTEREST INCOME   NET PORTFOLIO VALUE
---------------------------   -------------------   -------------------
  -400 Basis Points                  31.2%                 19.3%

  -300 Basis Points                  23.4%                 13.8%

  -200 Basis Points                  15.6%                  8.8%

  -100 Basis Points                   7.8%                  4.2%

     0 Basis Points                   0.0%                  0.0%

   100 Basis Points                  -7.8%                 -3.9%

   200 Basis Points                 -15.6%                 -7.5%

   300 Basis Points                 -23.4%                -10.9%

   400 Basis Points                 -31.2%                -14.0%

------------------------

(1) Assumes that uniform changes occur instantaneously in both the yield on 10-year U.S. Treasury notes and the interest rate applicable to U.S. dollar deposits in the London interbank market.

                               CHANGE IN MONTHLY          CHANGE IN
CHANGE IN INTEREST RATES(1)   NET INTEREST INCOME   NET PORTFOLIO BALANCE
---------------------------   -------------------   ---------------------
  -400 Basis Points                $ 156,698             $10,726,274

  -300 Basis Points                $ 117,523             $ 7,680,969

  -200 Basis Points                $  78,349             $ 4,899,161

  -100 Basis Points                $  39,174             $ 2,348,058

     0 Basis Points                       --                      --

   100 Basis Points                $ (39,174)            $(2,168,467)

   200 Basis Points                $ (78,349)            $(4,177,335)

   300 Basis Points                $(117,523)            $(6,043,734)

   400 Basis Points                $(156,698)            $(7,782,412)

------------------------
(1) Assumes that uniform changes occur instantaneously in both the yield on 10-year U.S. Treasury notes and the interest rate applicable to U.S. dollar deposits in the London interbank market.

    The following table sets forth information as to the type of funding used to finance the Company's assets as of December 31, 2000. As indicated in the table, a large percentage of the Company's fixed-rate assets are financed by floating-rate liabilities and the Company's variable-rate assets are generally funded by variable-rate liabilities which use the same index.

                             ASSETS AND LIABILITIES
                            AS OF DECEMBER 31, 2000
                             (DOLLARS IN THOUSANDS)

INTEREST-BEARING ASSETS                             BASIS AMOUNT   COUPON TYPE   LIABILITY     TYPE
--------------------------------------------------  ------------   -----------   ---------   --------
Fixed-Rate Assets, Financed Floating..............    $ 60,876     Fixed          $52,373    LIBOR
Fixed-Rate Assets, No Financing...................      19,259     Fixed               --    None
Floating-Rate Assets, Financed Floating...........      25,000     LIBOR           19,025    LIBOR
                                                      --------                    -------
  Subtotal........................................     105,135                     71,398

OTHER ASSETS
--------------------------------------------------
Investments in Real Estate........................      24,767     N/A             17,532    Fixed
Cash and Cash Equivalents.........................       3,394     N/A                 --    None
Investments in WFSG and affiliates, net...........       5,593     N/A                 --    None
Other.............................................      11,415     N/A                 --    None
                                                      --------                    -------
  Subtotal........................................      45,169                     17,532

LIABILITY ONLY
--------------------------------------------------
Dividends.........................................          --                      1,718    Fixed
Accounts Payable and Accrued Liabilities..........          --                      4,005    None
                                                      --------                    -------
  Subtotal........................................          --                      5,723
                                                      --------                    -------
    Total.........................................    $150,304                    $94,653
                                                      ========                    =======

    Asset and liability management involves managing the timing and magnitude of the repricing of assets and liabilities. It is the objective of the Company to attempt to control risks associated with interest rate movements. Asset and liability management can utilize a wide variety of off-balance sheet financial techniques to assist it in the management of interest rate risk. For example, in hedging the interest rate and exchange rate exposure of a foreign currency denominated asset or liability, we may enter into hedge transactions to counter movements in the different currencies as well as interest rates in those currencies. These hedges may be in the form of currency and interest rate swaps, options, and forwards, or combinations thereof. No such techniques were in use as of December 31, 2000.

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

    The following table sets forth the estimated contractual maturity or repricing of the Company's interest-earning assets and interest-bearing liabilities at December 31, 2000.

                            AS OF DECEMBER 31, 2000
                             (DOLLARS IN THOUSANDS)

                                               WITHIN    4 TO 12    ONE YEAR TO   MORE THAN
                                              3 MONTHS    MONTHS      3 YEARS      3 YEARS     TOTAL
                                              --------   --------   -----------   ---------   --------
INTEREST-SENSITIVE ASSETS(1)

  Cash and cash equivalents.................  $ 3,394     $   --       $   --      $    --    $  3,394
  Securities available for sale.............       --         --           --       74,731      74,731
  Loans(2)..................................   25,135        405          924        3,940      30,404
                                              -------     ------       ------      -------    --------
    Total rate-sensitive assets.............  $28,529     $  405       $  924      $78,671    $108,529
                                              =======     ======       ======      =======    ========
INTEREST-SENSITIVE LIABILITIES

  Short-term borrowings.....................  $18,170     $   --       $   --      $    --    $ 18,170
  Long-term borrowings......................       --         --        1,058       69,702      70,760
  Dividends payable.........................      859        858           --           --       1,717
                                              -------     ------       ------      -------    --------
    Total rate-sensitive liabilities........  $19,029     $  858       $1,058      $69,702    $ 90,647
                                              =======     ======       ======      =======    ========
Interest rate sensitivity gap...............  $ 9,500     $ (453)      $ (134)     $ 8,969
Cumulative interest rate sensitivity gap....  $ 9,500     $9,047       $8,913      $17,882
Cumulative interest rate sensitivity gap as
  a percentage of total rate-sensitive
  assets....................................       9%         8%           8%          16%

------------------------

(1) Real estate property holdings are not considered interest rate sensitive.

(2) Amortizing fixed rate loans are assumed to prepay at a Constant Prepayment Rate ("CPR") of 10%.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    See Item 14 of Part IV of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    On November 12, 1999, the Board of Directors of the Company appointed the firm of Ernst & Young LLP to replace Arthur Andersen LLP as the principal accountant to audit the Company's financial statements. Arthur Andersen LLP was replaced due to a potential conflict of interest with the services it performed for WFSG and its affiliates.

    In the third quarter of 1999, the Company decided to become internally managed. Prior to this decision, the Company's business and investment affairs had been managed by WRSC pursuant to a management agreement and the Company had received managerial and administrative services from WRSC thereunder.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The following sets forth information about our executive officers and directors as of February 28, 2001. The business address of each executive officer and director is the address of the Company, 1631 SW Columbia Street, Portland, OR 97201, and each executive officer and director is a United States citizen.

    ANDREW A. WIEDERHORN, age 35, has been the Chairman of the Board of Directors and Chief Executive Officer of the Company since its formation.
Mr. Wiederhorn also serves as Treasurer and Secretary. Until August 1999,
Mr. Wiederhorn was also the Chairman of the Board of Directors, Chief Executive Officer, Secretary, Treasurer and a director for both WFSG and WRSC. In 1987, Mr. Wiederhorn founded Wilshire Credit Corporation ("WCC") and served as the Chief Executive Officer of WCC and certain of its affiliates until August 1999. Mr. Wiederhorn received his B.S. degree in Business Administration from the University of Southern California.

    LAWRENCE A. MENDELSOHN, age 39, has been a director and the President of the Company since its formation. Until August 1999, Mr. Mendelsohn was also the President of WFSG and WCC. From January 1992 until February 1993,
Mr. Mendelsohn was Vice President, Principal and Head of Capital Markets for Emerging Markets at Bankers Trust New York Corporation/BT Securities Corporation. From August 1987 until January 1992, Mr. Mendelsohn was the Vice President, Senior Options Principal and Head of Proprietary Trading for Equities, Equity Options and Distressed Debt at J.P. Morgan and Co./J.P. Morgan Securities. Mr. Mendelsohn received an A.B. degree in Economics from the University of Chicago, an M.A. degree in International Politics from the University of Texas, an M.S. degree in Business Research from the University of Southern California and a Ph.D./ABD in Finance from the University of Southern California.

    DAVID C. EGELHOFF, age 52, has been a director of the Company since its formation. Mr. Egelhoff has been President of Macadam Forbes, Inc., a commercial real estate brokerage company headquartered in Portland, Oregon since 1981.
Mr. Egelhoff is a licensed real estate broker who has extensive brokerage experience. He is a member of the Oregon and National Board of Realtors and the Builders and Owners Management Association. Mr. Egelhoff received a degree in Finance and Marketing from the University of Wisconsin-Madison in 1971.

    JORDAN D. SCHNITZER, age 49, has been a director since March 27, 1998. Mr. Schnitzer has been President of Jordan Schnitzer Properties, an owner and developer of commercial and residential properties in Oregon, Washington and California, since 1976. Mr. Schnitzer is also President of Harsch Investment Properties, LLC, which owns and operates a portfolio of properties in seven western U.S. states. Mr. Schnitzer received his undergraduate degree in Literature from the University of Oregon in 1973 and his J.D. from the Northwestern School of Law of Lewis and Clark College in 1976.

    PATRICK TERRELL, age 46, became a director of the Company on December 28, 1998. Mr. Terrell has been the principal owner of Terrell & Associate Investments, private investment company, since 1992. Mr. Terrell founded Leading Technology Company in 1986 and worked as the Chief Executive Officer until he sold the company in 1992. Mr. Terrell was also founder and Chief Executive Officer of Byte Shops Computer Stores, which he founded in 1976 and sold to Pacific Telesis in 1985. Mr. Terrell currently serves on the boards of R.S. Medical, United Soil Recycling, Microware, Inc., Electrical Distributing Inc., and Lakeside Associates. Mr. Terrell attended Oregon State University prior to forming Byte Shops Computer Stores in 1976.

    CHRIS TASSOS, age 43, has been Executive Vice President and Chief Financial Officer of the Company since its formation. Until October 1999, Mr. Tassos was Executive Vice President and Chief Financial Officer of WFSG and Executive Vice President of WCC. From August 1995 until June 1997, he was Senior Vice President of WCC. From March 1992 until February 1995, he was the Chief

Financial Officer and/or Senior Vice President of Finance of Long Beach Mortgage Company (formerly Long Beach Bank). From July 1979 until April 1984 and
May 1985 until September 1990, Mr. Tassos was an auditor for Deloitte & Touche LLP. Mr. Tassos received a B.A. degree from California State University, Fullerton.

    ROBERT G. ROSEN, age 34, is Executive Vice President of the Company. From November 1997 until October 1999, Mr. Rosen was Senior Vice President, Asset Securitization and Capital Markets for WFSG. Mr. Rosen was the Vice President of Securitization at BTM Capital Corp., a wholly-owned subsidiary of the Bank of Tokyo-Mitsubishi, Ltd. from March 1997 until October 1997. From January 1995 until March 1997, Mr. Rosen was a Director of Black Diamond Advisors, Inc., a firm specializing in securitization and capital markets needs of finance companies. From January 1994 to January 1995, Mr. Rosen was with Kidder Peabody and Co. in the Asset-Backed Securitization Group.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Section 16(a) of the Securities Exchange Act of 1934 requires a company's directors and executive officers, and beneficial owners of more than 10% of the common stock of such company, to file with the Securities and Exchange Commission initial reports of ownership and periodic reports of changes in ownership of the company's securities. Based solely on a review of Forms 3, 4 and 5 and amendments thereto furnished to us for the year ended December 31, 2000, the Company's directors, officers, or beneficial owners of more than 10% of the Company's Common Stock timely furnished reports on Forms 3, 4 or 5, except Donald Berchtold, who filed a Form 4 for December late, Robert Rosen, who filed a Form 4 for September late, Patrick Terrell, who filed a Form 4 for August late, and Jordan Schnitzer, who filed a Form 4 for January late.

ITEM 11. EXECUTIVE COMPENSATION

    COMPENSATION OF DIRECTORS

    During the nine months ended September 30, 2000, each non-employee director was paid an annual director's fee equal to $12,000, with no additional fee paid for the first four meetings of the Board of Directors. Each non-employee director received a fee of $1,000 for each additional meeting of the Board of Directors or committee thereof attended in person by such non-employee director, which is not a regularly scheduled quarterly meeting. For meetings attended telephonically, each of the non-employee directors received a fee of $100 per hour. The Board of Directors approved a new compensation arrangement for non-employee directors. Effective October 1, 2000, each non-employee director will be paid an annual director's fee equal to $50,000. Each non-employee director will also receive an annual fee equal to $25,000 for each committee upon which such non-employee director serves.

    All non-employee directors are reimbursed for their costs and expenses in attending all meetings of the Board of Directors. In addition, on the last day of each calendar quarter through September 30, 2000, each non-employee director receives a non-statutory stock option for 1,500 shares of Common Stock at an exercise price equal to 110% of the fair market value of the Common Stock on that day. Such grants vest one-third on each of the first three anniversaries of the grant date and expire on the tenth anniversary of the grant date. Effective October 1, 2000, the directors no longer receive these quarterly grants.

    SUMMARY COMPENSATION TABLE

    The following table sets forth the total compensation paid or accrued by the Company for services rendered during the last two fiscal years to the Chief Executive Officer of the Company, and to each of the four other most highly compensated executive officers of the Company whose total cash compensation for the year ended December 31, 2000 exceeded $100,000 (the "Named Executive Officers").

                                                                                            LONG-TERM
                                                                                          COMPENSATION
                                                        ANNUAL COMPENSATION           ---------------------
                                                 ----------------------------------   SECURITIES UNDERLYING
          NAME AND PRINCIPAL POSITION              YEAR     SALARY($)   BONUS($)(1)      OPTIONS/SARS(#)
-----------------------------------------------  --------   ---------   -----------   ---------------------
Andrew A. Wiederhorn...........................  2000       $393,750      $345,921                --
  Chairman, Chief Executive Officer,             1999       $ 84,091            --           630,000
  Secretary and Treasurer
Lawrence A. Mendelsohn.........................  2000       $321,875      $208,845                --
  President                                      1999       $ 77,083            --           350,000
Robert G. Rosen................................  2000       $254,808      $841,250                --
  Executive Vice President, Capital              1999       $ 46,627      $310,909           210,000
  Markets
Chris Tassos...................................  2000       $250,000      $162,500                --
  Executive Vice President and                   1999       $ 46,627      $ 92,424           120,000
  Chief Financial Officer
Matthew Green..................................  2000       $167,900      $ 50,000                --
  Vice President                                 1999       $ 27,983            --            10,000

------------------------

(1) Bonuses for 1999 are shown net of a $555,000 reimbursement from WFSG to the Company under a settlement agreement.

    During the year ended December 31, 1998 and until their employment with the Company, the executive officers of the Company did not receive any compensation from the Company for their services. To the extent such officers were also officers of WFSG, they were compensated by WFSG for their services. WFSG is the parent company of WRSC, which received certain fees from the Company for management services it provided the Company under a management agreement. Following the Company's decision to become internally managed, the Company entered into the employment agreements with its executive officers described above. SEE ITEM 1.--BUSINESS.

    EMPLOYMENT AND OTHER ARRANGEMENTS

    The Company has entered into employment agreements with Andrew A. Wiederhorn (as Chief Executive Officer), Lawrence A. Mendelsohn (as President), Robert G. Rosen (as Executive Vice President) and Chris Tassos (as Chief Financial Officer) (each an "Executive" and collectively, the "Executives").

    The employment agreements with Messrs. Wiederhorn, Mendelsohn and Rosen were amended and restated effective October 1, 2000. Each such employment agreement provides for an initial three-year term commencing October 1, 2000 which is automatically renewable for successive two-year terms unless either party gives written notice to the other at least 90 days prior to the expiration of the then employment term.

    The employment agreement with Mr. Tassos provides for an initial three-year term commencing October 1, 1999 which is automatically renewable for successive two-year terms unless either party gives written notice to the other at least 90 days prior to the expiration of the then employment term.

    The employment agreements provide for an annual base salary of $750,000 for Mr. Wiederhorn, $500,000 for Mr. Mendelsohn, and $250,000 for Mr. Rosen and
Mr. Tassos (which may be increased, but not decreased, by the Compensation Committee of the Board of Directors) and an annual bonus for each.

    For each 12-month period commencing October 1, 2000, Mr. Wiederhorn and
Mr. Mendelsohn are entitled to share in a bonus pool based upon the Company achieving certain performance goals. Mr. Wiederhorn will be entitled to receive an annual bonus equal to 45% of the bonus pool and Mr. Mendelsohn will be entitled to receive an annual bonus equal to 30% of the bonus pool. If the Company's return on equity (as defined in the employment agreements) determined on a post bonus basis is 15% or more, Mr. Wiederhorn and Mr. Mendelsohn will be entitled to share in a bonus pool equal to 25% of the Company's after-tax income (prior to subtracting the amount of the bonuses paid by the Company). If the Company's return on equity (as defined in the employment agreements) determined on a post bonus basis is 10% or greater but less than 15%, Mr. Wiederhorn and Mr. Mendelsohn will be entitled to share in a bonus pool equal to 20% of the Company's after-tax income (prior to subtracting the amount of the bonuses paid by the Company). If the Company's return on equity (as defined in the employment agreements) determined on a post bonus basis is between 5% or greater but less than 10%, Mr. Wiederhorn and Mr. Mendelsohn will be entitled to share in a bonus pool equal 10% of the Company's after-tax income (prior to subtracting the amount of the bonuses paid by the Company). If the return on equity (as defined in the employment agreements) determined on a post bonus basis is less than 5%, Mr. Wiederhorn and Mr. Mendelsohn will not be entitled to a bonus.

    For the period commencing October 9, 1999 and ending on November 30, 2000, Mr. Rosen was entitled to receive a bonus in the amount of $368,004. The bonus was paid to Mr. Rosen in January 2001 based upon the Company materially achieving a majority of the following goals during the bonus period:
(i) reduction or elimination of the liability risk associated with short-term, mark-to-market financing for those applicable assets, (ii) sale, upgrade of the ratings or improvement in the marketability of some or all of the Company's mortgage-backed securities, (iii) focus on and/or implementation of a successful resolution strategy for the Cityscape mortgage-backed securities position,
(iv) completion and closure of the "P.O." deal, subject to acceptable structure,
(v) exploration and provision of advice to the Company on the process of launching a collateralized bond obligation or other form of long-term financing or take-out strategy for the mortgage-backed securities portfolio and
(vi) demonstration of the ability to functionally work 50% of the time away from the Portland office (as a result of being in the New York office or traveling on behalf of the Company). In addition, for each 12-month period commencing
October 1, 2000, Mr. Rosen is entitled to an annual bonus of $850,000, of which $725,000 will be a minimum guaranteed bonus payable on a quarterly basis and the remainder will be an incentive bonus. An incentive bonus of $62,500 will be earned by Mr. Rosen, if one of the following two performance goals is obtained:
(1) sale of the Company's GI Joes commercial real estate retail and warehouse portfolio; or (2) sale of the Company's Irwindale land investment by September 3, 2001. An incentive bonus of $62,500 will be earned by Mr. Rosen, if two of the following four performance goals are obtained: (1) an annual increase in the Company's book value from September 3, 2001; (2) the Company's income, excluding charges from the impairment of mortgage-backed securities, divided by its net shareholders' equity, exceeds the 10 year U.S. Treasury note yield as measured using the rate in effect on the first business day of each period beginning October 1; (3) the Company's Funds From Operations, including capital gains and losses, but excluding charges from the impairment of mortgage backed securities, exceeds $5 million; or (4) a recovery of more than $2,000,000 in the Company's unrealized loss allowance for its existing mortgage-backed securities portfolio of WFSG and subsidiary or affiliate issued deals from October 1, 2000 to September 30, 2001.

    For each 12-month period commencing September 30, 1999, Mr. Tassos is entitled to receive an annual bonus based upon the Company achieving certain performance goals. If the Company's return on equity (as defined in the employment agreement) determined on a post bonus basis is 5% or greater but less than 10%, Mr. Tassos will be entitled to receive an annual bonus pool equal to $162,500. If the Company's return on equity (as defined in the employment agreement) determined on a post bonus basis is 10% or greater but less than 15%, Mr. Tassos will be entitled to receive a bonus equal to $212,500. If the Company's return on equity (as defined in the employment agreement) determined on a post bonus basis is 15% or greater, Mr. Tassos will be entitled to receive a bonus equal to $312,500. If the return on equity (as defined in the employment agreement) determined on a post bonus basis is less than 5%, Mr. Tassos will not be entitled to a bonus, unless the Compensation Committee awards Mr. Tassos a discretionary bonus.

    The employment agreements also provide that a portion of the annual bonus may be advanced to the Executive on a quarterly basis; provided, however, that advances shall be repaid in the event the relevant quarterly performance goals are not obtained.

    The employment agreements also provide that the Executives may participate in the Company's Stock Plan.

    The employment agreements also provide that during the Employment Term and thereafter, the Company will indemnify the Executives to the fullest extent permitted by law, in connection with any claim against the Executive as a result of the Executive serving as an officer or director of the Company or in any capacity at the request of the Company in or with regard to any other entity, employee benefit plan or enterprise. Following the Executives' termination of employment, the Company will continue to cover the Executives even if the Executives have ceased to serve in such capacity.

    The Executive may terminate his employment agreement at any time for Good Reason or with or without Good Reason during the Change in Control Protection Period (if a Change in Control occurs) (capitalized terms as defined in the agreement). If Mr. Wiederhorn or Mr. Mendelsohn terminates his employment agreement at any time for Good Reason or with or without Good Reason during the Change in Control Protection Period (if a Change in Control occurs), or if
Mr. Wiederhorn or Mr. Mendelsohn is terminated by the Company without Cause or the employment agreement is not renewed in accordance with the employment agreement, the Executive will be entitled to receive (i) any unreimbursed business expenses, (ii) any base salary, bonus, vacation pay or other deferred compensation accrued or earned but not yet paid at the date of termination,
(iii) the estimated annual bonus payable to the Executive pro rated through the end of the month in which the Executive is terminated, and (iv) one year's base salary in effect on the date of termination. If Mr. Rosen terminates his employment agreement at any time for Good Reason or with or without Good Reason during the Change in Control Protection Period (if a Change in Control occurs), or if Mr. Rosen is terminated by the Company without Cause or the employment agreement is not renewed in accordance with the employment agreement, Mr. Rosen will be entitled to receive (i) any unreimbursed business expenses and (ii) any base salary, bonus, vacation pay or other deferred compensation accrued or earned but not yet paid at the date of termination, and after Mr. Rosen signs a release of claims he will be entitled to receive (i) one year's base salary in effect on the date of termination and (ii) an amount equal to one full year's bonus (regardless of whether performance goals were attained). If Mr. Tassos terminates his employment agreement at any time for Good Reason or with or without Good Reason during the Change in Control Protection Period (if a Change in Control occurs), or if Mr. Tassos is terminated by the Company without Cause or the employment agreement is not renewed in accordance with the employment agreement, Mr. Tassos will be entitled to receive (i) the estimated annual bonus payable to the Executive for the annual period, pro rated through the end of the month in which the Executive is terminated, (ii) any unreimbursed business expenses and (iii) any base salary, bonus, vacation pay or other deferred compensation accrued or earned but not yet paid as of the date of termination. The Executive will also be entitled (in the case of Mr. Rosen, after signing a release of claims) to (i) accelerated full vesting under all outstanding equity-based and long-term incentive plans with options remaining outstanding as provided under the applicable stock option plan and a pro rata payment under any long term incentive plans based on actual coverage under such plans payment being made at the time payments would normally be made under such plans;
(ii) any other amounts or benefits due Executive under the then applicable employee benefit plans of the Company (in accordance with such plan, policy or practice); (iii) one year of additional service and compensation credit (at his then compensation level) for pension purposes under any defined benefit type qualified or nonqualified pension plan or arrangement of the Company, measured from the date of termination of employment and not credited to the extent that Executive is otherwise entitled to such credit during such one year period, which payments shall be made through and in accordance with the terms of the nonqualified defined benefit pension arrangement if any then exists, or, if not, in an actuarially equivalent lump sum (using the actuarial factors then applying in the Company's defined benefit plan covering Executive);
(iv) one year of the maximum Company contribution (assuming Executive deferred the maximum amount and continued to earn his then current salary) measured from the date of termination under any type of qualified or nonqualified 401(k) plan (payable at the end of each such year); and (v) continued medical coverage for the Executive, his spouse and dependents for one year.

    If termination is the result of Executive's death, the Company will pay to the Executive's spouse (or his estate), an amount equal to (i) any earned but not yet paid compensation, (ii) a pro-rated bonus plus, in the case of Mr. Rosen an additional six months of bonus, (iii) accelerated full vesting under all outstanding equity--based and long term incentive plans with options remaining outstanding as provided under the applicable stock option plan and a pro rata payment under any long term incentive plans based on actual coverage under such plans at the time payments normally would be made under such plans,
(iv) any other amounts or benefits due under then applicable employee benefit plans of the Company (in accordance with such plan, policy or practice),
(v) payment on a monthly basis of six months of base salary to Executive's spouse or dependents and (vi) continued medical coverage for the Executive's spouse and dependents for up to one year. In addition, the Executive will receive accelerated full vesting under all outstanding equity-based and long-term incentive plans.

    If Executive's employment is terminated by reason of disability, the Executive will be entitled to receive payments and benefits to which his representatives would be entitled in the event of his termination by reason of death, provided that the payment of base salary will be reduced by any long-term disability payments under any policy maintained by the Company.

    If the Executive is terminated by the Company with Cause or the Executive terminates his employment without Good Reason outside of the Change in Control Protection Period, the Executive will be entitled to receive only his base salary through the date of termination, the estimated annual bonus pro-rated through the last day of the month in which the Executive is terminated, and any unreimbursed business expenses.

    The employment agreements also provide for the Company to make a recourse loan to each Executive up to $50,000 annually for the purchase of the Company's stock by such Executive up to a maximum of $250,000 (other than in the case of Mr. Rosen for whom there is no maximum). The loans bear interest at the prime rate. Interest is not paid in cash but payable in kind on an annual basis (i.e., compounded annually). Upon termination, the loan becomes due and payable six months after the date of termination. At December 31, 2000, the Company had outstanding loans of $1,026,000 to the Executives.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

    The Compensation Committee of the Board of Directors of the Company (the "Committee") administers the executive compensation programs of the Company. From January 1, 2000 through September 19, 2000, the members of the Committee were Andrew A. Wiederhorn, Lawrence A. Mendelsohn, David C. Egelhoff and Patrick Terrell. Effective September 20, 2000, the Board of Directors appointed David C. Egelhoff, Patrick Terrell and Jordan D. Schnitzer, all of whom are independent directors as the members of the Committee. All actions of the Committee pertaining to executive compensation are submitted to the Board of Directors for approval.

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

    BASE SALARY. Base salaries for the Company's executives are intended to reflect the scope of each executives' responsibilities, the success of the Company, and contributions of each executive to that success. Executive salaries are adjusted gradually over time and only as necessary to meet this objective. Increases in base salary may be moderated by other considerations, such as geographic or market data, industry trends or internal fairness within the Company.

    The base salaries for Andrew A. Wiederhorn, Lawrence A. Mendelsohn, Robert
G. Rosen and Chris Tassos for 2000 are set forth in their respective employment agreements.

    BONUSES. The Company paid annual bonuses in 2000. The Committee determined the amount of the annual discretionary and other bonuses paid by the Company.

    STOCK OPTION PLAN. At its initial public offering in April 1998, the Company adopted the Stock Plan. The purpose of the Stock Plan is to enable the Company to attract, retain and motivate key employees and directors by providing them with equity participation in the Company. Accordingly, the Stock Plan permits the Company to grant stock options, restricted stock and stock appreciation rights (collectively "Awards") to employees, directors, consultants, and vendors of the Company and subsidiaries of the Company. The Board of Directors has delegated administration of the Stock Plan to the Committee.

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

    In 2000, no options were issued to executive officers and employees.

    RESTRICTED STOCK TRUST. In the fourth quarter of 2000, the Company established a trust which purchased 525,000 shares of the Company's common stock from an unrelated shareholder. The Company's contribution to the trust of approximately $1.3 million is included in the Company's compensation expenses. The trust was established for the benefit of the Company's employees and directors to raise their ownership in the Company, thereby strengthening the mutuality of interests between them and the Company's shareholders. While these shares are held in trust, they will be voted ratably with ballots cast by all other shareholders.

    Lawrence Mendelsohn, Andrew Wiederhorn, and David Egelhoff are the trustees for the trust. Pursuant to the terms of the trust, the trustees will, from time to time, allocate the Contributed Shares to the Company's employees. An employee shall not have any rights with respect to any Contributed Shares allocated to him unless and until the employee completes five years of continuous service with the Company, commencing with the date the employee is first allocated such shares. Upon the employee's completion of the vesting period, the trustees shall promptly distribute to such employee the shares allocated to such employee; provided, however, that the trustees may, in lieu of distributing the shares, make a cash payment to the employee equal to the fair market value of the shares allocated to such employee as of the date immediately prior to the date of distribution or distribute any combination of cash or shares, as determined by the trustees, in their sole discretion.

    As of February 28, 2001, the trustees had not allocated any shares to the Company's employees or directors.

    POLICY OF DEDUCTIBILITY OF COMPENSATION. Section 162(m) of the Internal Revenue Code limits the Company's tax deduction to $1 million for compensation paid to the Named Executive Officers, unless certain requirements are met. One of these requirements is that compensation over $1 million must be performance based. The Committee intends to continue to use performance-based compensation in the future, which should minimize the effect of this deduction limitation. However, the Committee strongly believes that its primary responsibility is to provide a compensation program that will attract, retain and reward the executive talent necessary to maximize the return to stockholders, and that the loss of a tax deduction may be necessary in some circumstances. Base salary does not qualify as performance-based compensation under IRS regulations.

    CEO COMPENSATION AND PRESIDENT COMPENSATION. Andrew A. Wiederhorn was appointed the Company's Chief Executive Officer and Lawrence A. Mendelsohn was appointed its President at its formation. The base salary for each of these officers for 2000 was determined by the Committee and is set forth in their employment agreements.

                   COMPENSATION COMMITTEE

                   David C. Egelhoff

                   Patrick Terrell

                   Jordan Schnitzer

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

    The following Performance Graph covers the period beginning April 6, 1998 when our Common Stock was first traded on the NASDAQ Stock Market through December 31, 2000. The graph compares the shareholder return on the Company's Common Stock to the Standard & Poor's 500 Stock Index ("S&P 500") and a peer group of companies ("PGI").

EDGAR REPRESENTATION OF DATA POINTS USED IN PRINTED GRAPHIC

         APR 6 1998  DEC 31 1998  DEC 31 1999  DEC 31 2000
FCCG           $100       $18.56       $12.88       $14.39
PGI            $100       $42.01       $27.99       $31.41
S&P 500        $100      $109.62      $131.02      $117.74

                                                               MEASUREMENT PERIOD(1)(2)
                                                 -----------------------------------------------------
                                                 APRIL 6,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                   1998         1998           1999           2000
                                                 --------   ------------   ------------   ------------
Company........................................  $100.00       $ 18.56        $ 12.88        $ 14.39
PGI(3).........................................  $100.00       $ 42.01        $ 27.99        $ 31.41
S&P 500........................................  $100.00       $109.62        $131.02        $117.74

------------------------

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table shows as of February 28, 2001 the beneficial ownership of common stock with respect to (i) each person who was known by the Company to own beneficially more than 5% of the outstanding shares of the Company's common stock, (ii) each director and nominee for director, (iii) each executive officer named below, and (iv) directors and executive officers as a group.

                                                                AMOUNT AND NATURE OF     PERCENT OF
NAME AND ADDRESS OF BENEFICIAL OWNER (1)                      BENEFICIAL OWNERSHIP (2)     CLASS
------------------------------------------------------------  ------------------------   ----------
Andrew A. Wiederhorn........................................           979,137(3)              9.2
Lawrence A. Mendelsohn......................................           612,760(4)              5.8
Donald Berchtold............................................            11,114(5)                *
Matthew Green...............................................             2,500(6)                *
Robert L. Moir..............................................             5,000(7)                *
Robert G. Rosen.............................................           367,167(8)              3.5
Robert A. Sprouse III.......................................             2,500(6)                *
R. Scott Stevenson..........................................             2,600(6)                *
Chris Tassos................................................            47,943(9)                *
David C. Egelhoff...........................................            60,800(10)               *
Jordan D. Schnitzer.........................................           563,500(10)             5.3
Patrick Terrell.............................................           490,700(11)             4.6
Clarence B. Coleman and Joan F. Coleman.....................           637,189(12)             6.1
All executive officers and directors as a group (12
  persons)..................................................         3,145,721(13)            28.6

------------------------------

(1) The address for each stockholder is c/o Fog Cutter Capital Group Inc., 1631 SW Columbia Street, Portland, OR 97201.

(2) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. Shares of Common Stock subject to options or warrants exercisable within 60 days of February 28, 2001 are deemed outstanding for computing the percentage beneficially owned by the person or group holding such options or warrants, but are not deemed outstanding for computing the percentage of any other person. Except as noted, each shareholder has sole voting power and sole investment power with respect to all shares beneficial owned by such shareholder.

(3) Includes 603,001 shares of Common Stock held by Mr. Wiederhorn's spouse, 38,636 shares of Common Stock held by Mr. Wiederhorn's minor children, and 100,000 shares of Common Stock held by a partnership controlled by Mr. Wiederhorn's spouse. Also includes 157,500 shares of Common Stock issuable upon the exercise of outstanding options.

(4) Includes 17,150 shares of Common Stock held by Mr. Mendelsohn's spouse and 403,102 shares of Common Stock held by two limited liability companies controlled by Mr. Mendelsohn's spouse and 80,000 shares of Common Stock held by a limited partnership controlled by Mr. Mendelsohn and his spouse. Also includes 87,500 shares of Common Stock issuable upon exercise of outstanding options.

(5) Includes 152 shares of Common Stock held by Mr. Berchtold's spouse, 1,374 shares of Common Stock held in trust for Mr. Berchtold's minor child, and 3,758 shares of Common Stock held by Mr. Berchtold's minor child. Also includes 2,500 shares issuable upon the exercise of outstanding options.

(6) Includes 2,500 shares of Common Stock issuable upon the exercise of outstanding options.

(7) Includes 5,000 shares of Common Stock issuable upon the exercise of outstanding options.

(8) Includes 59,167 shares of Common Stock issuable upon the exercise of outstanding options.

(9) Includes 38,333 shares of Common Stock issuable upon the exercise of outstanding options.

(10) Includes 48,500 shares of Common Stock issuable upon the exercise of outstanding options.

(11) Includes 46,500 shares of Common Stock issuable on the exercise of outstanding options and 194,200 shares held by Mr. Terrell's spouse.

(12) Based upon information obtained from a Schedule 13D filed with the Securities and Exchange Commission on or about August 26, 1999.

(13) Includes 501,000 shares of Common Stock issuable upon the exercise of outstanding options.

    * Less than one percent.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

WFSG AND ITS AFFILIATES

BACKGROUND

    Prior to September 1999, the Company and WFSG had the same senior management team (though the Company had a different stockholder base and the majority of its directors were independent), and the Company's business affairs and day-to-day operations were managed by WRSC, pursuant to a management agreement ("Management Agreement"). After September 1999, the Company's independent directors decided that the Company should be internally managed and the Company and WFSG ceased to have the same senior executives and no longer had any common directors. Accordingly, the Company no longer views WFSG and its subsidiaries as affiliated parties.

RELATIONSHIPS PRIOR TO SEPTEMBER 1999

    Prior to September 1999, we had a number of contractual relationships with WFSG and its affiliates. The Company had entered into loan servicing agreements with WCC, an affiliate of WFSG, and Wilshire Servicing Company U.K. Limited, a wholly-owned subsidiary of WFSG (collectively, the "Servicers"). Under these servicing agreements, the Servicers provided loan and real property management services to us, including billing, portfolio administration and collection services. In return, we agreed to pay each of the Servicers a fee at market rates for servicing our investments and to reimburse them for certain out-of-pocket costs. During 1999, servicing fees and reimbursement for expenses totaled $256,000 and $49,000, respectively, and management fees under the Management Agreement totaled $2,404,000. We prepaid $3.2 million of future service fees as part of the WFSG and WCC restructuring described below, although WFSG had disputed this amount in the past (as well as servicing eligibility for application of the credit), suggesting that the original amount was $2.3 million.

CONFLICTS RELATING TO WFSG'S RESTRUCTURING

    A conflict of interest also arose out of our status as a creditor of WFSG in connection with its debt restructuring. In addition to holding certain of WFSG's publicly traded notes, we had an outstanding receivable of approximately
$17.0 million from WFSG, which bore interest at 13% per annum. WFSG incurred significant losses as a result of adverse market conditions in 1998 and on March 3, 1999 filed a prepackaged plan of reorganization (the "Restructuring Plan") with the U.S. Bankruptcy Court for the District of Delaware as part of a voluntary bankruptcy filing under Chapter 11 of the U.S. Bankruptcy Code. Prior to the solicitation of WFSG's Restructuring Plan, the unofficial noteholders committee of WFSG (which did not include the Company) negotiated a compromise and settlement of the Company's claim against WFSG in respect of the $17.0 million receivable. The Company's independent directors represented it in connection with the compromise and settlement negotiations. Under this compromise and settlement, if the Company funded the full amount of the debtor-in-possession facility described below, the Company would have received a new note for the full amount of the receivable bearing interest at 6% per annum, payable monthly in arrears and treated the same as the other holders of WFSG's 13% Series B Notes. The business decision to provide the debtor-in-possession facility was based on the independent directors' desire to obtain the best possible treatment for the Company's holdings of WFSG's 13% Series B Notes and the account receivable due from WFSG and the fact that the debtor-in-possession facility had priority as a matter of law and was fully secured by the stock of WFSG's banking subsidiary, First Bank of Beverly Hills, F.S.B. Without funding of the debtor-in-possession facility, it is unlikely that the Company would have received as favorable treatment for its investments. The new note bore interest at 6%, and therefore, the carrying value of the receivable was reduced by $5.9 million at December 31, 1998 to reflect the reduction in interest rate.

    The court approved the Restructuring Plan on April 12, 1999 and, on June 10, 1999; WFSG emerged from bankruptcy pursuant to the Restructuring Plan. As part of the Restructuring Plan, during the quarter ended March 31, 1999, the Company agreed to provide WFSG with debtor-in-possession financing pursuant to which the Company agreed to lend up to $10.0 million (the "DIP Facility"). The DIP Facility bore interest at a rate of 12% per annum and was secured by the stock of First Bank of Beverly Hills, FSB. The DIP Facility would have matured on February 29, 2004 and repayment was required through fully amortizing principal and interest payments commencing on February 29, 2000. Prior to February 29, 2000, only interest payments were required. The Company loaned
$5.0 million under the DIP Facility on March 3, 1999 and did not provide WFSG with the remaining balance. Accordingly, under the agreement negotiated by the Company's non-employee directors with WFSG and its creditors, 50%, or approximately $8.5 million, of WFSG's obligation was treated PARI PASSU with the claims of WFSG's noteholders and converted, together with approximately
$21.4 million (in principal plus accrued but unpaid interest) of WFSG's 13% Series B Notes, to 2,874,791 shares of newly issued common stock of WFSG on June 10, 1999, the effective date of the Restructuring Plan. Additionally, on the effective date of the Restructuring Plan, the Company acquired approximately $8.5 million in principal amount of WFSG's 6% Convertible PIK Notes due 2006 (the "PIK Notes") in exchange for the remaining 50% of the $17.0 million intercompany receivable owed by WFSG to the Company.

    In connection with the restructuring of WCC's debt, we paid $15 million to WCC in January 1999, consisting of a payment of amounts owed by the Company to WCC of $11.8 million and the prepayment of $3.2 million of future service fees for a release of a $35 million guarantee by the Company of WCC's indebtedness and of any and all claims against us by the guaranteed party. At that time, we had approximately $3.2 million of prepaid future service fees with WCC. However, this figure (as well as servicing eligibility for application of the credit) had been disputed by WFSG in the past, which claimed that the amount owed to WCC was approximately $900,000 higher thereby reducing the amount of the prepayment credit to $2.3 million.

RELATIONS FOLLOWING SEPTEMBER 1999

    The decision to become internally managed and cease to utilize the services of WFSG and its affiliates resulted in disputes between the Company and WFSG, which included disputes over the termination of the Management Agreement, the applicability of a facilities sharing agreement and other matters. On
August 20, 1999, the Company filed a lawsuit (the "Lawsuit") against WFSG in the Circuit Court of the State of Oregon for Multnomah County and on August 23, 1999, the Company filed an amended complaint in the lawsuit adding as additional defendants WRSC, WCC, a 50.01% subsidiary of WFSG, and Wilshire Management Leasing Corporation ("WML"), a wholly-owned subsidiary of WFSG alleging:
(1) WFSG's termination of Messrs. Wiederhorn and Mendelsohn made WFSG and WRSC unable and/or unwilling to provide management to the Company as required under the Management Agreement; (2) the inability of WFSG and WRSC to manage the Company's business affairs triggered application of a facilities sharing agreement dated February 19, 1999 among the Company, WFSG, WRSC, WCC, and WML (the "Facilities Sharing Agreement"); and (3) WFSG's refusal to allow
Messrs. Wiederhorn and Mendelsohn access to WFSG's facilities, personnel, and equipment for the Company's business violated the terms of the Facilities Sharing Agreement.

    On September 22, 1999, WFSG and WRSC filed papers in the above litigation alleging various affirmative defenses and counterclaims, including allegations that the Facilities Sharing Agreement was not in effect and was not enforceable, and that the Company breached the Management Agreement, obligating the Company to pay a termination fee.

    The Company entered into a partial settlement agreement dated as of December 10, 1999 with WFSG, pursuant to which the Company repurchased 992,687 shares of its common stock (the "Shares"), representing approximately 8.7% of shares outstanding, in a non-cash transaction from

WFSG. The Shares, as well as 1,112,500 of options and cumulative dividends payable on the Shares, were received in exchange for a reduction in value of the PIK Notes owed by WFSG to the Company. The Shares and options represented WFSG's entire ownership interest in the Company.

    In October 1999, the Company also purchased from WFSG approximately $20.9 million of mortgage-backed securities as part of these settlement discussions.

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

    In July 2000, the court granted summary judgment to Andrew A. Wiederhorn and Lawrence A. Mendelsohn with respect to certain claims that had been made by WFSG against Messrs. Wiederhorn and Mendelsohn.

    On August 28, 2000, the Company announced that the Company, on behalf of itself and all of its subsidiaries and affiliates, Andrew A. Wiederhorn and Lawrence A. Mendelsohn entered into settlement agreements, dated as of August 17, 2000, with WFSG, on behalf of all of its subsidiaries and affiliates other than First Bank of Beverly Hills, F.S.B., pursuant to which all disputes among the parties have been settled, including those related to WFSG's termination of Andrew A. Wiederhorn and Lawrence A. Mendelsohn (the "Settlement"). The settlement agreements contain provisions, which provide that, except as required for compliance with laws or government requests, the terms of the Settlement shall remain confidential.

    As part of the Settlement, the Company and WFSG agreed to dismiss with prejudice, and without costs or attorney fees to any party, their claims, including counterclaims, in the Lawsuit and WFSG agreed that the termination of Messrs. Wiederhorn and Mendelsohn was without cause.

LOANS TO OFFICERS

    The employment agreements with Messrs. Wiederhorn, Mendelsohn, Rosen, and Tassos provide for the Company to make a recourse loans to each executive up to $50,000 annually for the purchase of the Company's stock by such executive up to a maximum of $250,000 (other than in the case of Mr. Rosen for whom there is no maximum). The loans bear interest at the prime rate. Interest is not paid in cash but payable in kind on an annual basis (i.e., compounded annually). Upon termination of any such executive, the executive's loans will become due and payable six months after the date of termination. At December 31, 2000, the Company had outstanding loans to Messrs. Wiederhorn, Mendelsohn, and Rosen of approximately $104,000, $53,000, and $869,000, respectively.

FOG CUTTER LONG-TERM VESTING TRUST

    In the fourth quarter of 2000, the Company established a trust which purchased 525,000 shares of the Company's common stock from an unrelated shareholder. The Company's contribution to the trust of approximately
$1.3 million is included in the Company's compensation expenses. The trust was established for the benefit of the Company's employees and directors to raise their ownership in the Company, thereby strengthening the mutuality of interests between them and the Company's shareholders. While these shares are held in trust, they will be voted ratably with ballots cast by all other shareholders.

    Andrew Wiederhorn, Lawrence Mendelsohn and David Egelhoff are the trustees for the trust. Pursuant to the terms of the trust, the trustees will, from time to time, allocate the shares to the Company's employees. An employee shall not have any rights with respect to any shares allocated to him unless and until the employee completes five years of continuous service with the Company, commencing with the date the employee is first allocated such shares. Upon the employee's completion of the vesting period, the trustees shall promptly distribute to such employee the shares allocated to such employee; provided, however, that the trustees may, in lieu of distributing the shares, make a cash payment to the employee equal to the fair market value of the shares allocated to such employee as of the date immediately prior to the date of distribution or distribute any combination of cash or shares, as determined by the trustees, in their sole discretion.

    As of February 28, 2001, the trustees had not allocated any shares to the Company's employees or directors.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) Financial Statements
    Consolidated Statements of Financial Condition at December 31, 2000 and 1999 Consolidated Statements of Operations for the Years Ended December 31, 2000, 1999
      and 1998
    Consolidated Statements of Stockholders' Equity for the Years Ended
    December 31, 2000,
      1999 and 1998
    Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 1999
      and 1998
    All financial statement schedules of the Company are omitted because they are not required or are not applicable.

(b) Reports on Form 8-K filed during the fourth quarter of the period covered by this report:
    Current Report on Form 8-K filed October 25, 2000 announcing the sale of five retail buildings and an office complex/warehouse/distribution center, totaling 444,864 square feet, to Madrona Park II, LLC, an unaffiliated third party. Pro forma financial information giving effect to sale was filed as an exhibit to the Current Report on Form 8-K.

(c) Exhibits
    See Exhibit Index immediately following the signature pages.

                         INDEX TO FINANCIAL STATEMENTS

                                                                PAGE
                                                              --------
Report of Independent Auditors--Ernst & Young LLP...........    F-2

Report of Independent Public Accountants--Arthur Andersen
  LLP.......................................................    F-3

Consolidated Financial Statements:

Consolidated Statements of Financial Condition at December
  31, 2000 and 1999.........................................    F-4

Consolidated Statements of Operations for the years ended
  December 31, 2000,
  1999 and 1998.............................................    F-5

Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 2000,
  1999 and 1998.............................................    F-6

Consolidated Statements of Cash Flows for the years ended
  December 31, 2000,
  1999 and 1998.............................................    F-7

Notes to Consolidated Financial Statements..................    F-8

               REPORT OF INDEPENDENT AUDITORS--ERNST & YOUNG LLP

To the Board of Directors and Stockholders of Fog Cutter Capital Group Inc.:

    We have audited the accompanying consolidated statements of financial condition of Fog Cutter Capital Group Inc. and Subsidiaries (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fog Cutter Capital Group Inc. and Subsidiaries as of December 31, 2000 and 1999, and the consolidated results of their operations and their consolidated cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

                                                         /s/ Ernst & Young LLP

Los Angeles, California
February 8, 2001

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Fog Cutter Capital Group Inc.:

    We have audited the accompanying consolidated statements of operations, changes in stockholders' equity and cash flows of Fog Cutter Capital Group Inc. and Subsidiaries (the "Company") for the year ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

    In our opinion, the consolidated statements of operations, changes in stockholders' equity and cash flows referred to above presents fairly, in all material respects, the consolidated results of operations, changes in stockholders' equity and cash flows of Fog Cutter Capital Group Inc. and Subsidiaries for the year ended December 31, 1998, in conformity with accounting principles generally accepted in the United States.

                                          /S/ ARTHUR ANDERSEN LLP

Los Angeles, California
March 19, 1999

                 FOG CUTTER CAPITAL GROUP INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (DOLLARS IN THOUSANDS)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
                           ASSETS
Cash and cash equivalents...................................  $  3,394   $  5,862
Securities available for sale, at fair value................    74,731    104,572
Loans, net..................................................    30,404     31,634
Investments in real estate held for sale....................    24,767     63,225
Investments in WFSG and affiliates, net.....................     5,593      9,657
Accrued interest receivable.................................       522      1,246
Other assets................................................    10,893      2,470
                                                              --------   --------
Total assets................................................  $150,304   $218,666
                                                              ========   ========

            LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Short-term borrowings.....................................  $ 18,170   $ 96,815
  Long-term borrowings......................................    70,760     64,550
  Accounts payable and accrued liabilities..................     4,006      2,339
  Dividends payable.........................................     1,717      4,090
                                                              --------   --------
      Total liabilities.....................................    94,653    167,794
                                                              --------   --------

Commitments and contingencies (Note 11)

Stockholders' Equity:
  Preferred stock, $.0001 par value; 25,000,000 shares
  authorized; no shares   issued and outstanding............        --         --
  Common stock, $.0001 par value; 200,000,000 shares
  authorized; 11,500,000
    shares issued; and 10,507,313 shares outstanding........   166,981    166,981
  Treasury stock; 992,687 common shares, at cost............    (2,171)    (2,171)
  Accumulated deficit.......................................  (106,077)   (90,717)
  Recourse loans to officers to acquire stock...............    (1,026)      (198)
  Accumulated other comprehensive loss......................    (2,056)   (23,023)
                                                              --------   --------
      Total stockholders' equity............................    55,651     50,872
                                                              --------   --------
Total liabilities and stockholders' equity..................  $150,304   $218,666
                                                              ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                 FOG CUTTER CAPITAL GROUP INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                YEAR ENDED DECEMBER 31,
                                                        ---------------------------------------
                                                           2000          1999          1998
                                                        -----------   -----------   -----------
Net Interest Income:
  Loans...............................................  $     3,900   $     6,740   $    10,838
  Securities..........................................       10,718        15,342        15,709
  Other investments...................................          460           604         1,145
                                                        -----------   -----------   -----------
    Total interest income.............................       15,078        22,686        27,692
  Interest expense....................................        7,704        12,897        13,608
                                                        -----------   -----------   -----------
    Net interest income before loan losses............        7,374         9,789        14,084
  Recovery of (provision for) loan losses.............          555         1,150       (11,842)
                                                        -----------   -----------   -----------
    Net interest income after loan losses.............        7,929        10,939         2,242

Real Estate Operations:
  Operating income....................................        4,870         7,148         4,939
  Operating expense...................................         (601)         (205)         (345)
  Interest expense....................................       (2,742)       (4,546)       (2,853)
  Gain on sale of real estate.........................        5,404         1,042            --
  Provision for losses on real estate.................           --          (892)           --
  Depreciation........................................         (993)       (1,102)         (963)
                                                        -----------   -----------   -----------
    Total real estate operations......................        5,938         1,445           778

Other Operating (Loss) Income:
  Market valuation losses and impairments.............      (22,257)      (30,029)      (54,822)
  Provision for disputes with WFSG....................         (225)       (4,077)           --
  Gain on sale of securities..........................        5,197         1,326           943
  Gain on sale of loans...............................          159            --         1,320
  Other income, net...................................           29           180            23
                                                        -----------   -----------   -----------
    Total other operating loss........................      (17,097)      (32,600)      (52,536)

Operating Expenses:
  Compensation and employee benefits..................        7,869         1,353            --
  Management fees.....................................           --         2,404         3,179
  Professional fees...................................        1,973         1,250         1,220
  Servicing fees......................................          154           256           691
  Other...............................................        2,316         1,168         1,782
                                                        -----------   -----------   -----------
    Total operating expenses..........................       12,312         6,431         6,872
                                                        -----------   -----------   -----------
NET LOSS..............................................  $   (15,542)  $   (26,647)  $   (56,388)
                                                        ===========   ===========   ===========

BASIC AND DILUTED NET LOSS PER SHARE..................  $     (1.48)  $     (2.33)  $     (4.94)
WEIGHTED AVERAGE SHARES OUTSTANDING...................   10,507,313    11,442,921    11,421,933

  The accompanying notes are an integral part of these consolidated financial statements.

                 FOG CUTTER CAPITAL GROUP INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)

                                                                                            RECOURSE
                                                                                            LOANS TO      ACCUMULATED
                                   COMMON STOCK          TREASURY STOCK                    OFFICERS TO       OTHER
                               ---------------------   -------------------   ACCUMULATED     ACQUIRE     COMPREHENSIVE
                               SHARES(1)     AMOUNT     SHARES     AMOUNT      DEFICIT        STOCK          LOSS         TOTAL
                               ----------   --------   --------   --------   -----------   -----------   -------------   --------
Initial capital..............          --   $      2        --    $    --     $      --      $    --       $     --      $      2
Issuance of common stock.....  11,500,000    166,979        --         --            --           --             --       166,979
Comprehensive loss:
  Net loss...................          --         --        --         --       (56,388)          --             --       (56,388)
  Other comprehensive loss:
    Foreign currency
      translation............          --         --        --         --            --           --             (7)           (7)
    Unrealized holding losses
      on securities available
      for sale...............          --         --        --         --            --           --        (67,817)      (67,817)
    Reclassification
      adjustment for losses
      on securities included
      in net loss............          --         --        --         --            --           --         37,379        37,379
                                                                                                                         --------
Total comprehensive loss.....                                                                                             (86,833)
Dividends declared...........          --         --        --         --        (7,705)          --             --        (7,705)
                               ----------   --------   -------    -------     ---------      -------       --------      --------
Balance at December 31,
  1998.......................  11,500,000    166,981        --         --       (64,093)          --        (30,445)       72,443
Comprehensive loss:
  Net loss...................          --         --        --         --       (26,647)          --             --       (26,647)
  Other comprehensive loss:
    Foreign currency
      translation............          --         --        --         --            --           --           (148)         (148)
    Unrealized holding losses
      on securities available
      for sale...............          --         --        --         --            --           --        (12,015)      (12,015)
    Reclassification
      adjustment for losses
      on securities included
      in net loss............          --         --        --         --            --           --         19,585        19,585
                                                                                                                         --------
Total comprehensive loss.....                                                                                             (19,225)
Treasury stock acquired......    (992,687)        --   992,687     (2,171)           --           --             --        (2,171)
Recourse loans to officers to
  acquire stock..............          --         --        --         --            --         (198)            --          (198)
Discount on dividend
  purchase...................          --         --        --         --            23           --             --            23
                               ----------   --------   -------    -------     ---------      -------       --------      --------
Balance at December 31,
  1999.......................  10,507,313    166,981   992,687     (2,171)      (90,717)        (198)       (23,023)       50,872
Comprehensive income:
  Net loss...................          --         --        --         --       (15,542)          --             --       (15,542)
  Other comprehensive income:
    Foreign currency
      translation............          --         --        --         --            --           --           (345)         (345)
    Unrealized holding losses
      on securities available
      for sale...............          --         --        --         --            --           --         (3,880)       (3,880)
    Reclassification
      adjustment for losses
      on securities included
      in net loss............          --         --        --         --            --           --         25,192        25,192
                                                                                                                         --------
Total comprehensive income...                                                                                               5,425
Recourse loans to officers to
  acquire stock..............          --         --        --         --            --         (828)            --          (828)
Discount on dividend
  purchase...................          --         --        --         --           182           --             --           182
                               ----------   --------   -------    -------     ---------      -------       --------      --------
Balance at December 31,
  2000.......................  10,507,313   $166,981   992,687    $(2,171)    $(106,077)     $(1,026)      $ (2,056)     $ 55,651
                               ==========   ========   =======    =======     =========      =======       ========      ========

------------------------------

(1) Issued and outstanding.

  The accompanying notes are an integral part of these consolidated financial statements.

                 FOG CUTTER CAPITAL GROUP INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................  $(15,542)  $(26,647)  $(56,388)
  Adjustments to reconcile net loss to net cash (used in)
    provided by operating activities:
    Depreciation............................................     1,144      1,102        963
    Amortization of premiums and accretion of discounts,
    net.....................................................      (145)      (377)    (1,322)
    (Recovery of) provision for loan losses.................      (555)    (1,150)    11,842
    Provision for losses on real estate.....................        --        892         --
    Market valuation losses and impairments.................    22,257     30,029     54,822
    (Gain) loss on foreign currency translation.............       (29)        24         --
    Gain on sale of securities..............................    (5,197)    (1,326)      (943)
    Gain on sale of loans...................................      (159)        --     (1,320)
    Gain on sale of real estate.............................    (5,404)    (1,042)        --
    Change in:
      Investments in WFSG and affiliates, net...............     2,764    (15,034)    (6,591)
      Accrued interest receivable...........................       724        792     (1,939)
      Other assets..........................................    (1,653)      (559)    (2,673)
      Accounts payable and accrued liabilities..............     1,704     (3,919)     8,033
                                                              --------   --------   --------
        Net cash (used in) provided by operating
       activities...........................................       (91)   (17,215)     4,484
                                                              --------   --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of securities available for sale.................   (19,481)   (30,420)  (365,919)
  Repayments of securities available for sale...............     3,244     19,588      5,517
  Proceeds from sale of securities available for sale.......    51,627     46,585    133,327
  Purchase of loans.........................................      (361)      (663)  (672,919)
  Principal repayments on loans.............................     2,042     39,802     21,907
  Proceeds from sale of real estate.........................    43,448     20,131         --
  Proceeds from sale of loans...............................       359     48,366    515,386
  Investments in real estate................................    (2,215)      (223)   (85,648)
  Deposits in escrow........................................    (6,719)        --         --
  Other.....................................................      (872)       117        428
                                                              --------   --------   --------
        Net cash provided by (used in) investing
       activities...........................................    71,072    143,283   (447,921)
                                                              --------   --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from short-term borrowings.......................    11,068     22,301    529,851
  Repayments on short-term borrowings.......................   (89,713)  (132,162)  (306,085)
  Proceeds from securitized mortgage obligations............        --         --    372,318
  Repayment of securitized mortgage obligations.............        --         --   (372,318)
  Proceeds from long-term borrowings........................    36,356         --     60,940
  Repayments on long-term borrowings........................   (28,787)   (14,622)      (363)
  Dividend payments on common stock.........................    (2,209)      (486)    (3,105)
  Proceeds from issuance of common stock....................        --         --    166,981
  Other.....................................................        15         --         --
                                                              --------   --------   --------
        Net cash (used in) provided by financing
       activities...........................................   (73,270)  (124,969)   448,219
                                                              --------   --------   --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH.....................      (179)       (19)        --
                                                              --------   --------   --------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS........    (2,468)     1,080      4,782
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR..............     5,862      4,782         --
                                                              --------   --------   --------
CASH AND CASH EQUIVALENTS AT END OF YEAR....................  $  3,394   $  5,862   $  4,782
                                                              ========   ========   ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for interest....................................  $ 11,393   $ 19,589   $ 12,655
  Cash paid for taxes.......................................  $     --   $     --   $     --

NONCASH FINANCING AND INVESTING ACTIVITIES:
  Investment in WFSG........................................  $     --   $  3,104   $     --
  Purchase of treasury stock and securities available for
  sale......................................................  $     --   $ (4,591)  $     --
  Common stock dividend declared but not paid...............  $     --   $     --   $  4,600
  Additions to investment in real estate acquired in
  settlement of loans.......................................  $     --   $     --   $    348

  The accompanying notes are an integral part of these consolidated financial statements.

                 FOG CUTTER CAPITAL GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA AND AS NOTED)

NOTE 1--ORGANIZATION AND RELATIONSHIPS

    The Company was originally incorporated as Wilshire Real Estate Investment Trust Inc. in the State of Maryland on October 24, 1997. The Company was initially formed with a capital investment of $2 thousand. On April 6, 1998, the Company was capitalized with the sale of 11,500,000 shares of common stock, par value $.0001 per share, at a price of $16.00 per share (the "Offering"). Total net proceeds of the Offering after underwriting and offering expenses were $167.0 million. In September 1999, in order to benefit from significant net operating loss carryforwards and to avoid any risk of not qualifying as a real estate investment trust ("REIT"), the Company, with the approval of its shareholders, elected not to be taxed as a REIT, and the Company's name was changed to Wilshire Real Estate Investment Inc. Effective January 25, 2001, the Company changed its name to Fog Cutter Capital Group Inc. to better reflect the opportunistic nature of its business and investments.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    NATURE OF OPERATIONS--The operations of the Company consist primarily of the acquisition of pools of performing, sub-performing and non-performing residential and commercial mortgage loans, as well as commercial real estate and mortgage-backed securities. The Company's primary sources of revenue are from loans, mortgage-backed securities and real estate.

    PRINCIPLES OF CONSOLIDATION--The accompanying consolidated financial statements include the accounts of Fog Cutter Capital Group Inc. and its subsidiaries, including Fog Cap L.P. (formerly Wilshire Real Estate Partnership L.P.), WREP 1998-1 LLC, Fog Cutter Securities Corporation (formerly WREI Securities Corporation), Fog Cutter Servicing Inc. (formerly WREI
Mortgage Inc.) and WREP Islands Limited. Intercompany accounts have been eliminated in consolidation.

    USE OF ESTIMATES IN THE PREPARATION OF THE CONSOLIDATED FINANCIAL STATEMENTS--The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Significant estimates include valuation allowances for loans and real estate owned, the determination of fair values of certain financial instruments for which there is no active market, the allocation of basis between assets sold and retained, the evaluation of other than temporary market value declines, and the selection of yields utilized to recognize interest income on certain mortgage-backed securities. Estimates and assumptions also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    CASH AND CASH EQUIVALENTS--For purposes of reporting the consolidated financial condition and cash flows, cash and cash equivalents include non-restricted cash and due from banks, repurchase agreements and securities with original maturities of 90 days or less.

    SECURITIES AVAILABLE FOR SALE--Securities available for sale include mortgage-backed securities and other securities that are designated as assets available for sale because the Company does not intend to hold them to maturity. Securities available for sale are carried at estimated fair values with the net unrealized gains or losses reported in accumulated other comprehensive loss, which is included as a separate component in stockholders' equity. The Company records its securities portfolio at estimated fair value at the end of each month based upon available broker/dealer valuations (if available), subject to an internal review process. For those securities that do not have an available market quotation, the Company determines the fair value of the securities by modeling the anticipated cash flows using certain assumptions (e.g. prepayment speeds, default rates, severity of losses, and discount rate). As of each reporting period, the Company evaluates whether and to what extent any decline in the estimated fair values is to be recognized in earnings as other than temporary. Other than temporary declines in the carrying value of securities, if any, are charged to earnings and the basis of each security is adjusted, accordingly. At disposition, the realized net gain or loss is included in earnings on a specific identification basis. The amortization of premiums and accretion of discounts are computed using the interest method after considering actual and estimated prepayment rates, if applicable. Actual prepayment experience and the yields are reviewed at least quarterly. The Company considers securities available for sale to be impaired if the Company is unable to demonstrate the ability to hold such asset until a temporary decline in the market value reverses or the aggregate anticipated cash flows on such asset discounted to present value are not expected to exceed the Company's amortized basis in such asset. The Company currently believes that it has a reasonable expectation to recover its amortized basis in securities available for sale based on its post-impairment basis in these securities.

    LOANS--The Company acquires loan portfolios for prices generally at par or at a premium or discount to the principal face amount (i.e., unpaid principal balance plus accrued interest) and re-performing and sub-performing loan portfolios for prices generally at or below their principal amount. Unaccreted discounts or premiums represent the portion of the difference between the purchase price and the principal face amount on specific loans that is available for accretion to the income statement. The allowance for loan losses includes valuation allowances for estimated losses against the principal face amount that are established at acquisition and for subsequent valuation adjustments that are provided for through current period earnings and are based on discounted future cash flows or the fair value of the underlying real estate collateral for collateral dependent loans. If total cash received on a pool of loans exceeds original estimates, excess specific valuation allowances are recorded as additional discount accretion on the cost-recovery method. The allocated specific valuation allowances are included in the allowance for loan losses. Where appropriate, discounts are accreted into interest income on a cash basis.

    Interest income is recognized on an accrual basis. Deferred fees and costs and premiums are recognized in interest income over the life of the loan using a method that approximates the interest method. Certain loans are designated as held for sale and are presented at the lower of cost or fair value. If fair value is less than cost, a valuation allowance is recorded through a charge to earnings to reduce the carrying value to fair value.

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

    All specific valuation allowances established for pools of loans are recorded in the allowance for loan losses. The allowance for each pool is decreased by the amount of loans charged off and is increased by the provision for estimated losses on loans and recoveries of previously charged-off loans. The allowance for each pool is maintained at a level believed adequate by management to absorb probable losses. Management's determination of the adequacy of the allowance is based on an evaluation of the portfolio, previous loan loss experience, current economic conditions, volume, growth and composition of the portfolio and other relevant factors. Actual losses may differ from management's estimates.

    It is the Company's policy to establish an allowance for uncollectible interest on performing loans that are past due more than 90 days or sooner when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. Upon such a determination, those loans are placed on nonaccrual status and deemed to be non-performing. When a loan is placed on nonaccrual status, previously accrued but unpaid interest is reversed by a charge to interest income.

    INVESTMENTS IN REAL ESTATE--Real estate purchased directly is originally recorded at the purchase price. Real estate acquired in settlement of loans is originally recorded at fair value less estimated costs to sell. Any excess of net loan cost basis over the fair value less estimated selling costs of real estate acquired through foreclosure is charged to the allowance for loan losses. Any subsequent operating expenses or income, reductions in estimated fair values, as well as gains or losses on disposition of such properties, are recorded in current operations. Depreciation on investments in real estate is computed using the straight-line method over the estimated useful lives of the assets as follows.

Buildings and improvements...............  35 years
Tenant improvements......................  Lesser of lease term or useful life

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

    INCOME TAXES--The Company files its income tax returns with the relevant tax authorities in the United States on a consolidated basis. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided when it is not probable that some portion or all of the deferred tax assets will be realized.

    NET LOSS PER SHARE--Basic EPS excludes dilution and is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

    During the years ended December 31, 2000, 1999 and 1998, however, the Company experienced a net loss, which resulted in common stock equivalents having an anti-dilutive effect on earnings per share. Weighted average shares outstanding are therefore equivalent for basic and diluted net loss per share.

    RECLASSIFICATION--Certain items in the consolidated financial statements for 1999 and 1998 were reclassified to conform to the 2000 presentation.

NOTE 3--RECENTLY ISSUED ACCOUNTING STANDARDS

    In June 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 138, ACCOUNTING FOR CERTAIN DERIVATIVE INSTRUMENTS AND CERTAIN HEDGING ACTIVITIES, AN AMENDMENT OF FASB STATEMENT NO. 133 ("FAS 138") which amends certain provisions of Statement of Financial Accounting Standards No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES ("FAS 133"). These statements establish accounting and financial reporting for derivative instruments and hedging activities and will require the Company to recognize and report all derivative instruments at their fair value in the Company's consolidated statement of financial position with changes in fair value recorded generally in operations. These statements become effective for the

Company on January 1, 2001. The Company believes that the effect, if any, that FAS 133 and FAS 138 will have on the Company's operations and financial position will not be material upon adoption.

    In September 2000, the FASB issued Statement of Financial Accounting Standards No. 140, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENT OF LIABILITIES ("FAS 140"). FAS 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. Other provisions of the statement are effective for fiscal years ended after December 15, 2000 and include additional disclosure requirements and changes related to the recognition and reclassification of collateral. We do not expect FAS 140 will have a material effect on our earnings and financial position. FAS 140 disclosures are included in Note 4.

NOTE 4--SECURITIES AVAILABLE FOR SALE

    At December 31, 2000 and 1999, securities available for sale were as follows:

                                                    GROSS        GROSS
                                      AMORTIZED   UNREALIZED   UNREALIZED
                                       COST(1)      GAINS        LOSSES     FAIR VALUE
                                      ---------   ----------   ----------   ----------
DECEMBER 31, 2000
Mortgage-backed securities..........  $ 76,288      $   --       $ 1,557     $ 74,731

DECEMBER 31, 1999
Mortgage-backed securities..........  $127,799      $3,487       $26,714     $104,572

------------------------

(1) The amortized cost of the securities reflects impairment adjustments deemed to be other than temporary. The total amount of impairment write-downs of $21.4 million and $19.6 million has been included in market valuation losses and impairments in the accompanying consolidated statements of operations for the years ended December 31, 2000 and 1999, respectively.

    The Company expects to receive payments on securities over periods that are considerably shorter than the contractual maturities of the securities, which range from 6 to 30 years due to prepayments. At December 31, 2000, the net unrealized loss on available-for-sale mortgage-backed securities totaled approximately $1.6 million. In the opinion of management, these losses represent temporary declines in the fair values of such securities. These unrealized gains and losses are reflected in "Accumulated other comprehensive loss" in stockholders' equity. Should management's estimates of the temporary nature of these market value declines change in the future to other than temporary, such changes would be reflected as losses in the Company's consolidated statement of operations.

    At December 31, 2000, approximately $55.6 million of securities available for sale were pledged to secure borrowings (see Note 7).

    During the quarter ended June 30, 2000, the Company resecuritized approximately $20.1 million of its mortgage-backed securities portfolio which resulted in no gain or loss. The cash proceeds to the Company from the resecuritization were approximately $20.1 million and no other cash flows occurred between the Company and the trust through December 31, 2000. As part of the resecuritization transaction, the Company acquired a subordinated interest in the underlying trust for approximately $6.3 million. The fair value of the Company's investment in the resecuritized mortgage-backed securities is determined at each reporting date as the present value of the anticipated cash flows from the underlying collateral (primarily "A" quality, jumbo, fixed-rate, 15- to 30-year term loans) using certain assumptions. These assumptions include:
(i) future rate of prepayment; (ii) discount rate used to calculate present value; and (iii) default rates and loss severity on loan pools underlying the mortgage-backed securities in the resecuritization. At the time of the resecuritization, the key economic assumptions to determine the fair value of the retained subordinated interests were an annual prepayment speed of 12%, an annual default rate of 0.20%, a loss severity of 32% and a discount rate of 20%. At December 31, 2000, key economic assumptions and the sensitivity of the current fair value of the subordinated interest to immediate 10% and 20% adverse changes in assumed economics were as follows:

FAIR VALUE OF THE SUBORDINATED INTEREST.............   $6,933

PREPAYMENT SPEED (ANNUAL RATE)......................       9%
Fair value after 10% adverse change.................   $6,635
Fair value after 20% adverse change.................   $6,345

DEFAULT RATE (ANNUAL RATE)..........................    0.22%
Fair value after 10% adverse change.................   $6,254
Fair value after 20% adverse change.................   $5,659

LOSS SEVERITY.......................................      32%
Fair value after 10% adverse change.................   $6,248
Fair value after 20% adverse change.................   $5,646

DISCOUNT RATE (ANNUAL RATE).........................      20%
Fair value after 10% adverse change.................   $6,418
Fair value after 20% adverse change.................   $5,903

    These sensitivities are hypothetical and should be used with caution. Changes in fair value based on a 10 percent variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption: in reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments and increase credit losses), which might magnify or counteract the sensitivities.

    The outstanding balance (unpaid principal balance) of the underlying residential mortgage loans totaled $13.9 billion at December 31, 2000. Mortgage-backed securities sold and the underlying residential mortgage loans are serviced by entities unrelated to the Company. At December 31, 2000, underlying loans of $12.2 million were delinquent on their payments by greater than 90 days. Cumulative losses on the underlying loans were $1.7 million through December 31, 2000.

NOTE 5--LOANS

    The Company's loans are comprised of the following loan categories at December 31, 2000 and 1999:

                                                               DECEMBER 31,
                                                            -------------------
                                                              2000       1999
                                                            --------   --------
Unpaid principal balance of real estate loans:
  Commercial..............................................  $30,231    $34,624
  Over four residential units.............................        -        349
                                                            -------    -------
  Total loans secured by real estate......................   30,231     34,973
Other loans...............................................      173         --
Less:
  Allowance for loan losses...............................       --      2,980
  Discount on purchased loans and deferred fees...........       --        359
                                                            -------    -------
                                                            $30,404    $31,634
                                                            =======    =======

    As of December 31, 2000 and 1999, the unpaid principal balances of loans with adjustable rates of interest were $25.0 million and $26.1 million, respectively, and loans with fixed rates of interest were $5.4 million and $8.8 million, respectively, before allowances and discounts. Adjustable-rate loans are generally indexed to LIBOR and are subject to limitations on the timing and extent of adjustment. Most loans adjust within one month of changes in the index.

    At December 31, 2000 and 1999, substantially all loans were pledged to secure borrowings. At December 31, 2000, the Company had no impaired loans.

    Activity in the allowance for loan losses is summarized as follows:

                                                                 YEAR ENDED
                                                                DECEMBER 31,
                                                             -------------------
                                                               2000       1999
                                                             --------   --------
Balance, beginning of period...............................   $2,980    $11,108
Charge-offs................................................   (2,457)    (7,364)
Recovery of loan losses....................................     (555)    (1,150)
Other......................................................       32        386
                                                              ------    -------
Balance, end of period.....................................   $   --    $ 2,980
                                                              ======    =======

NOTE 6--INVESTMENTS IN REAL ESTATE

    At December 31, 2000 and 1999, the Company's investments in real estate were comprised of the following:

                                                               DECEMBER 31,
                                                            -------------------
                                                              2000       1999
                                                            --------   --------
Commercial and multi-family real estate:
Building and improvements.................................  $23,521    $60,071
Undeveloped land..........................................    2,391      4,633
Less: Accumulated depreciation............................   (1,145)    (1,848)
                                                            -------    -------
                                                             24,767     62,856
Other real estate owned, net..............................       --        369
                                                            -------    -------
                                                            $24,767    $63,225
                                                            =======    =======

    At December 31, 2000 approximately $20.0 million or 80.7% of the investments in commercial and multi-family real estate were located in the United Kingdom and the remainder of commercial or multi-family properties were located in the United States.

    Effective October 1, 1999, the Company holds its investments in real estate as held for sale at lower of cost, less accumulated depreciation, or market value, not to exceed the net realizable value of the properties on an individual basis.

NOTE 7--SHORT-TERM BORROWINGS

    Short-term borrowings at December 31, 2000 and 1999 include repurchase agreements, line of credit borrowings and other short-term borrowings. Proceeds from the various credit facilities are used primarily for the acquisition of mortgage-backed securities and loan pools. Following is information about short-term borrowings:

                                                              AT OR FOR THE YEAR ENDED
                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 2000          1999
                                                              -----------   -----------
Average amount outstanding during the year..................    $67,399       $155,473
Maximum month-end balance outstanding during the year.......    $90,658       $203,742
Weighted average rate:
  During the year...........................................       8.7%           8.2%
  At end of year............................................       7.6%           8.9%

    In certain instances, lenders on mortgage-backed securities have withheld principal and/or interest payments on such assets in order to reduce outstanding, unpaid collateral calls. At December 31, 2000 and 1999, there were no outstanding unpaid collateral calls.

NOTE 8--LONG-TERM BORROWINGS

    At December 31, 2000, the Company had $70.8 million of long-term borrowings with a weighted average interest rate of 9.10%. Investments in real estate with a carrying amount of $22.4 million and a loan with an unpaid principal balance of $25 million were pledged as collateral against these borrowings. Maturities of these borrowings range from 2002 to 2020.

    At December 31, 2000, the contractual repayment terms of long-term borrowings and estimated repayment of the senior bonds issued in conjunction with a resecuritization for each of next five years and the total thereafter is as follows:

YEAR                                                           AMOUNT
------------------------------------------------------------  --------
2001........................................................  $ 5,455
2002........................................................    8,706
2003........................................................    9,370
2004........................................................    8,671
2005........................................................    3,592
Thereafter..................................................   34,966
                                                              -------
                                                              $70,760
                                                              =======

    The Company is subject to various covenants in the agreements evidencing its indebtedness. At December 31, 2000, management believes the Company was in compliance with all obligations under the agreements evidencing its indebtedness, as defined in the applicable agreements.

NOTE 9--DIVIDENDS PAYABLE

    During the years ended December 31, 2000 and 1999, the Company did not declare any cash dividends. The Company delayed the payment date of a $0.40 cash dividend payable on October 27, 1998 to shareholders of record at September 30, 1998. The Company will pay interest, at the rate of 4% per annum, on the amount due from the previously announced payment date through the date of the actual payment. During the year ended December 31, 2000, the Company paid one-half of the cash dividend payable plus interest and intends on paying the remainder equally on March 28, 2001 and

June 28, 2001, subject to the financial condition, results of operations and capital requirements of the Company as well as other factors deemed relevant by the Board of Directors.

    In 2000, the Company purchased the dividend rights to approximately
$0.7 million at a 25% discount. In 1999, the Company purchased the dividend rights to approximately $0.1 million at a 20% discount from a shareholder and $0.4 million from WFSG.

NOTE 10--INCOME TAXES

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

    As of December 31, 2000, the Company had, for U.S. Federal tax purposes, a net operating loss carryforward of approximately $90 million, which begins to expire in 2018. U.S. tax regulations impose limitations on the use of loss carryforwards following certain changes in ownership. If such a change were to occur with respect to the Company, the limitation could significantly reduce the amount of benefits that would be available to offset future taxable income each year, starting with the year of ownership change. To reduce the potential impact of such ownership changes, the Company established a Shareholder Rights Plan dated as of December 23, 1999 and effective January 3, 2000. The Company has not recorded any tax assets for the future benefits of the net operating loss carryforwards.

    A reconciliation, stated as a percentage of pretax loss, of the U.S. federal statutory rate to the effective tax rate on the loss from continuing operations is as follows:

                                                               YEAR ENDED DECEMBER 31,
                                                            ------------------------------
                                                              2000       1999       1998
                                                            --------   --------   --------
U.S. federal statutory rate...............................   (35.0)%    (35.0)%    (34.0)%
State taxes, net of federal benefit.......................    (6.9)      (6.9)      (6.9)
Valuation allowance.......................................    41.9       41.9       40.6
Other.....................................................      --         --        0.3
                                                             -----      -----      -----
Effective tax rate........................................      --%        --%        --%
                                                             =====      =====      =====

    The tax effects of temporary differences and carryforwards resulting in deferred income taxes are as follows:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Deferred Tax Assets:
  Loss carryforwards........................................  $ 36,397   $ 26,175
  Unrealized holding losses on available for sale
  securities................................................       636      8,774
  Tax mark to market adjustment.............................     3,412      2,302
  Other.....................................................       202      4,975
                                                              --------   --------
    Subtotal................................................    40,647     42,226
Valuation allowance.........................................   (40,647)   (42,226)
                                                              --------   --------
Net deferred tax asset......................................  $     --   $     --
                                                              ========   ========

    Given the lack of sufficient earnings history, the Company does not believe the recognition of a deferred tax asset is appropriate at this time.

NOTE 11--COMMITMENTS, CONTINGENCIES & OFF-BALANCE SHEET RISK

    The Company and two of its senior officers have been named, among other defendants, in a series of lawsuits related to the receivership of an unaffiliated investment company. In their claims, multiple plaintiffs allege several theories of liability, including knowing participation in fiduciary breach and prohibited transactions under the Employee Retirement Income Security Act of 1974. The plaintiffs have not described with any specificity the proportion or share of losses and related amounts which they claim are attributable to the Company or its executives. These lawsuits are still in the early stage of pleadings and limited discovery, and the likely outcome of these actions, or the amount of loss to the Company, if any, cannot be reasonably determined at this time. The Company and its executives have directed that these cases be defended against vigorously. Under their employment arrangements with the Company, the Company's senior officers may be entitled to indemnification by the Company. Due to the preliminary nature of the underlying litigation, the Company has not determined whether such indemnification will be granted, and accordingly, the Company does not believe it is possible to estimate the extent of liability, if any, related to such indemnification.

    The Company is involved in various other legal proceedings occurring in the ordinary course of business which the Company believes will not have a material adverse effect on the consolidated financial condition or operations of the Company.

    The Company may utilize a wide variety of off-balance sheet financial techniques to assist them in the management of interest rate risk. In hedging the interest rate and/or exchange rate exposure of a foreign currency denominated asset or liability, the Company may enter into hedge transactions to counter movements in the different currencies, as well as interest rates in those currencies. These hedges may be in the form of currency and interest rate swaps, options, and forwards, or combinations thereof. At December 31, 2000 and 1999, the Company had no outstanding off-balance-sheet instruments.

NOTE 12--RELATIONSHIP WITH WFSG AND ITS AFFILIATES

    Prior to September 1999, the Company and WFSG had the same senior management team, though the Company had a different stockholder base and the majority of its directors were independent, and the Company's business affairs and day-to-day operations were managed by Wilshire Realty Services

Corporation ("WRSC"), a wholly-owned subsidiary of WFSG, pursuant to a management agreement ("Management Agreement"). After September 1999, the Company's independent directors decided that the Company should be internally managed and the Company and WFSG ceased to have the same senior executives and no longer had any common directors. Accordingly, the Company no longer views WFSG and its subsidiaries as affiliated parties.

    The Company's decision to become internally managed in the third quarter of 1999 resulted in disputes between the Company, on the one hand, and WFSG and certain of its affiliates on the other. In connection with these disputes, the Company recorded a reserve for potential resolution of disputes with WFSG and its affiliates of $4.1 million in 1999. Following a partial settlement of disputes with WFSG, the remaining reserve for potential resolution of disputes with WFSG and its affiliates was $2.5 million at December 31, 1999. During the year ended December 31, 2000, the Company settled all remaining disputes with WFSG and its affiliates which resulted in an additional provision of $0.2 million.

    The Company continues to maintain certain business relationships with WFSG and its affiliates which include the following:

    - The Company owns approximately 14.4% of WFSG's outstanding common stock.

    - An affiliate of WFSG services loans underlying certain mortgage-backed securities owned by the Company.

    - The Company has a prepaid servicing fee credit with an affiliate of WFSG to be utilized by servicing loans for the Company (exclusive of mortgage-backed securities).

    The following table sets forth the Company's balances with WFSG and its affiliates as of December 31, 2000 and 1999.

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                2000           1999
                                                              --------       --------
Investments in WFSG and Affiliates, net:
  WFSG Common Stock.........................................   $3,593(1)     $ 3,953
  Prepaid Service Fees......................................    2,000          2,974
  Debtor-in-Possession Facility.............................       --          5,000(2)
  Other Notes Receivable....................................       --            275
  Reserve for Disputes......................................       --         (2,545)
                                                               ------        -------
                                                               $5,593        $ 9,657
                                                               ======        =======
Borrowings..................................................   $   --        $ 2,569(3)
                                                               ======        =======

------------------------

(1) Based on $1.25 per share. WFSG's common stock currently trades on the OTC Bulletin Board and the closing price as of December 31, 2000 was $1.25 per share.

(2) This Facility was paid off in 2000.

(3) Investments in real estate were pledged against these loans. The Company repaid these loans in 2000.

    The effect of the various transactions between the Company and WFSG and its affiliates are summarized below for the years ended December 31:

                                                                2000       1999
                                                              --------   --------
Interest income(1)..........................................   $ 387     $  1,887
Interest expense............................................      --           --
                                                               -----     --------
                                                                 387        1,887
Provision for loan losses...................................      --        2,699
                                                               -----     --------
                                                                 387         (812)
Real estate operations, net(2)..............................      --           46
Other operating income:
  Market valuation losses and impairments...................      --      (10,443)
  Provision for disputes with WFSG..........................    (225)      (4,077)
                                                               -----     --------
                                                                 162      (15,286)
Operating expenses..........................................     (87)      (2,260)
                                                               -----     --------
                                                               $  75     $(17,546)
                                                               =====     ========

------------------------

(1) Does not include interest income on MBS securities resulting from securitizations by WFSG or its affiliates.

(2) Does not include rental income paid by third parties on properties partially financed by WFSG or its affiliates.

NOTE 13--STOCK OPTIONS AND RIGHTS

    The Company adopted a non-qualified stock option plan ("the Option Plan") which provides for options to purchase shares of the Company's common stock. The maximum number of shares of common stock that may be issued pursuant to options granted under the Option Plan is 3,500,000 shares.

    In 1998, the Company granted options to WRSC and its independent directors under the Option Plan, representing the right to acquire 1,150,000 shares of common stock. Of these initial grants, 1,135,000 were granted to WRSC and 5,000 were granted to each of the Company's three independent directors. The initial grants of options under the Option Plan to WRSC vest at a rate of 25% per year for each of the first four anniversaries following the closing of the Initial Public Offering ("Offering"), and expire on the tenth anniversary of the Offering. The initial grants to the Independent Directors vest immediately and expire ten years from the date of grant. In the future, newly elected directors will receive 5,000 options on the day they join the Board at an exercise price equivalent to the closing price on that day. In addition, on the last day of each calendar quarter through September 30, 2000, each Independent Director received, on the last day of each quarter, an automatic non-statutory option grant to purchase 1,500 shares of common stock at 110% of the fair market value on that day. Automatic grants will vest one third on each of the first three anniversaries of the grant date and expire on the tenth anniversary of the grant date.

    In conjunction with a partial settlement agreement with WFSG and certain of its affiliates in 1999, the Company received 1,112,500 of the options issued to WRSC at the initial public offering, which were subsequently cancelled.

    A summary of the Company's stock options as of and for the year ended December 31, 2000 is presented below:

                                                                         WEIGHTED AVERAGE
                                                              SHARES      EXERCISE PRICE
                                                             ---------   ----------------
Outstanding at beginning of year...........................  2,096,000        $4.75
Granted....................................................     13,500        $2.61
Cancelled/forfeited........................................   (210,000)       $4.53
                                                             ---------
Outstanding at end of year.................................  1,899,500        $4.76
                                                             =========

                                                          WEIGHTED AVERAGE    WEIGHTED AVERAGE
          RANGE OF EXERCISE PRICES             SHARES      REMAINING LIFE      EXERCISE PRICE
--------------------------------------------  ---------   -----------------   ----------------
$2.20-4.26..................................     41,000          8.00-9.75         $ 3.10
$4.53.......................................  1,820,000               8.75         $ 4.53
$11.28-18.63................................     38,500          7.25-7.75         $17.37

    A summary of the Company's stock options as of and for the period ended December 31, 1999 is presented below:

                                                                         WEIGHTED AVERAGE
                                                              SHARES      EXERCISE PRICE
                                                            ----------   ----------------
Outstanding at beginning of year..........................   1,165,500        $15.89
Granted...................................................   2,048,000        $ 4.52
Cancelled/forfeited.......................................  (1,117,500)       $16.00
                                                            ----------
Outstanding at end of year................................   2,096,000        $ 4.75
                                                            ==========

                                                          WEIGHTED AVERAGE    WEIGHTED AVERAGE
          RANGE OF EXERCISE PRICES             SHARES      REMAINING LIFE      EXERCISE PRICE
--------------------------------------------  ---------   -----------------   ----------------
$2.34.......................................      4,500              10.00         $ 2.48
$2.81-4.26..................................     18,500          9.00-9.50         $ 3.57
$3.30-4.53..................................  2,034,500               9.75         $ 4.53
$11.28-18.63................................     38,500          8.25-8.75         $17.37

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

December 31, 2000, 1999 and 1998 would have been increased to the pro forma amounts indicated below:

                                                            YEAR ENDED DECEMBER 31,
                                                         ------------------------------
                                                           2000       1999       1998
                                                         --------   --------   --------
Net loss:
  As reported..........................................  $(15,542)  $(26,647)  $(56,388)
  Pro forma............................................  $(15,820)  $(27,083)  $(58,265)
Net loss per common and common share equivalent:
  Basic loss per share:
    As reported........................................  $  (1.48)  $  (2.33)  $  (4.94)
    Pro forma..........................................  $  (1.51)  $  (2.37)  $  (5.10)
  Diluted loss per share:
    As reported........................................  $  (1.48)  $  (2.33)  $  (4.94)
    Pro forma..........................................  $  (1.51)  $  (2.37)  $  (5.10)

    There were no options granted with exercise prices below the market value of the stock at the grant date. The weighted average fair value of options granted during 2000, 1999 and 1998 was $0.40, $0.45 and $3.80, respectively, for options with exercise prices exceeding the market price of the stock at the grant date. Fair values were estimated using the Black-Scholes option-pricing model with the following weighted average assumptions used: 1% dividend yield, expected volatility of 25%, risk-free interest rate of 5.0% and expected lives of three to five years.

    On December 15, 1999, the Company declared a distribution of one right (a "Right") to purchase one one-tenth of a share of the Company's Common Stock for each outstanding share of Common Stock, payable to the stockholders of record on January 3, 2000. The Board of Directors authorized and directed the issuance of one Right with respect to each Common Share issued thereafter until the Distribution Date (as defined in the Rights Agreement) and, in certain circumstances, with respect to Common Shares issued after the Distribution Date. The description and terms of the Rights are set forth in a Rights Agreement between the Company and The Bank of New York, as Rights Agent, dated as of December 23, 1999. The Rights are not exercisable until the Distribution Date and will expire at the close of business on December 23, 2009, unless earlier redeemed by the Company.

NOTE 14--ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

                                                      DECEMBER 31, 2000          DECEMBER 31, 1999
                                                  --------------------------   ---------------------
                                                    CARRYING      ESTIMATED    CARRYING   ESTIMATED
                                                     AMOUNT       FAIR VALUE    AMOUNT    FAIR VALUE
                                                  -------------   ----------   --------   ----------
Assets:
  Cash and cash equivalents.....................     $ 3,394       $ 3,394     $  5,862    $  5,862
  Mortgage-backed securities available for
  sale..........................................     $74,731       $74,731     $104,572    $104,572
  Loans.........................................     $30,404       $29,998     $ 31,634    $ 31,727
Liabilities:
  Short-term borrowings.........................     $18,170       $18,170     $ 96,815    $ 96,815
  Long-term borrowings..........................     $70,760       $70,881     $ 64,412    $ 64,412

    The methods and assumptions used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value are explained below:

    CASH AND CASH EQUIVALENTS--The carrying amounts approximate fair values due to the short-term nature of these instruments.

    MORTGAGE-BACKED SECURITIES--The fair values of securities are based upon broker dealer quotes (if available), subject to the Company's internal review process. For those securities that do not have available broker/dealer quotes, the fair value of the investment is determined by modeling the anticipated cash flows using certain assumptions (e.g. prepayment speeds, default rates, severity of losses, and discount rate).

    LOANS--Loans are segregated by type, such as fixed- and adjustable-rate interest terms. The fair values of fixed-rate mortgage loans are based on discounted cash flows utilizing applicable risk-adjusted spreads relative to the current pricing of similar fixed-rate loans as well as anticipated prepayment schedules. The fair values of adjustable-rate mortgage loans are based on discounted cash flows utilizing discount rates that approximate the pricing of available mortgage-backed securities having similar rate and repricing characteristics, as well as anticipated prepayment schedules. No value adjustments have been made for changes in credit within the loan portfolio. It is management's opinion that the allowance for estimated loan losses pertaining to loans results in a fair value adjustment of the credit risk of such loans.

    SHORT-TERM BORROWINGS--The carrying amounts of short-term borrowings approximate fair value due to the short-term nature of these instruments.

    LONG-TERM BORROWINGS--The fair value of other borrowings is estimated based on current market rates for similar borrowings with similar characteristics.

    The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2000 and 1999, respectively. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and therefore, current estimates of fair value may differ significantly from the amounts presented herein.

NOTE 15--QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                                                       QUARTER ENDED
                                                    ---------------------------------------------------
                                                    DECEMBER 31,   SEPTEMBER 30,   JUNE 30,   MARCH 31,
                                                        2000           2000          2000       2000
                                                    ------------   -------------   --------   ---------
Interest income...................................    $  3,257        $3,682        $3,619     $4,520
Interest expense..................................      (1,784)       (1,916)       (1,708)    (2,296)
Recovery of loan losses...........................          --            --           555         --
                                                      --------        ------        ------     ------
Net interest income after recovery of loan
  losses..........................................       1,473         1,766         2,466      2,224
Real estate operations, net.......................       3,303         1,222           388      1,025
Other operating (loss) income.....................     (20,131)         (622)        2,139      1,517
Other operating expenses..........................      (5,510)       (2,096)       (2,580)    (2,126)
                                                      --------        ------        ------     ------
(Loss) income before income taxes.................     (20,865)          270         2,413      2,640
Income tax (benefit) provision....................          --          (125)           25        100
                                                      --------        ------        ------     ------
Net (loss) income.................................    $(20,865)       $  395        $2,388     $2,540
                                                      ========        ======        ======     ======
(Loss) earnings per share:
  Basic...........................................    $  (1.99)       $ 0.04        $ 0.23     $ 0.24
  Diluted.........................................    $  (1.99)       $ 0.04        $ 0.23     $ 0.24

                                                                     QUARTER ENDED
                                                  ---------------------------------------------------
                                                  DECEMBER 31,   SEPTEMBER 30,   JUNE 30,   MARCH 31,
                                                      1999           1999          1999       1999
                                                  ------------   -------------   --------   ---------
Interest income.................................     $4,517         $ 4,805      $  6,280    $7,084
Interest expense................................     (3,056)         (2,803)       (3,345)   (3,693)
Recovery of loan losses.........................         --              --            --     1,150
                                                     ------         -------      --------    ------
Net interest income after recovery of loan
  losses........................................      1,461           2,002         2,935     4,541
Real estate operations, net.....................      1,000             597           (91)      (61)
Other operating income (loss)...................        490         (10,096)      (21,761)   (1,233)
Other operating expenses........................     (2,017)         (1,675)       (1,259)   (1,480)
                                                     ------         -------      --------    ------
Income (loss) before income taxes...............        934          (9,172)      (20,176)    1,767
Income tax (benefit) provision..................       (200)            200            --        --
                                                     ------         -------      --------    ------
Net income (loss)...............................     $1,134         $(9,372)     $(20,176)   $1,767
                                                     ======         =======      ========    ======
Earnings (loss) per share:
  Basic.........................................     $ 0.10         $ (0.82)     $  (1.75)   $ 0.15
  Diluted.......................................     $ 0.10         $ (0.82)     $  (1.75)   $ 0.15

                                                                          QUARTER ENDED
                                                             ---------------------------------------
                                                             DECEMBER 31,   SEPTEMBER 30,   JUNE 30,
                                                                 1998           1998          1998
                                                             ------------   -------------   --------
Interest income............................................    $ 10,957       $ 11,645      $ 5,090
Interest expense...........................................      (6,095)        (6,012)      (1,501)
Provision for loan losses..................................      (8,842)        (3,000)           -
                                                               --------       --------      -------
Net interest (loss) income after provision for loan
  losses...................................................      (3,980)         2,633        3,589
Real estate operations, net................................         (13)           428          363
Other operating loss.......................................      (3,950)       (48,586)          --
Other operating expenses...................................      (2,607)        (3,355)        (910)
                                                               --------       --------      -------
(Loss) income before income taxes..........................     (10,550)       (48,880)       3,042
Income tax provision.......................................          --             --           --
                                                               --------       --------      -------
Net (loss) income..........................................    $(10,550)      $(48,880)     $ 3,042
                                                               ========       ========      =======
(Loss) earnings per share:
  Basic....................................................    $  (0.92)      $  (4.25)     $  0.27
  Diluted..................................................    $  (0.92)      $  (4.25)     $  0.27

NOTE 16--PARENT COMPANY INFORMATION

CONDENSED STATEMENTS OF FINANCIAL CONDITION

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
                           ASSETS
Cash........................................................  $     2    $     4
Intercompany receivable, net................................    9,819     12,821
Investments in subsidiaries.................................   47,722     42,372
                                                              -------    -------
Total assets................................................  $57,543    $55,197
                                                              =======    =======
            LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and other liabilities......................  $   175    $   235
Dividend payable............................................    1,717      4,090
                                                              -------    -------
Total liabilities...........................................    1,892      4,325
Contributed and retained equity.............................   55,651     50,872
                                                              -------    -------
Total liabilities and equity................................  $57,543    $55,197
                                                              =======    =======

CONDENSED STATEMENTS OF OPERATIONS

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
Total revenues..............................................  $     --   $     --   $     --
Total expenses..............................................       302        412         48
                                                              --------   --------   --------
Loss before equity in losses of subsidiaries and income tax
  provision.................................................      (302)      (412)       (48)
Equity in losses of subsidiaries............................   (15,240)   (26,235)   (56,340)
Income tax provision........................................        --         --         --
                                                              --------   --------   --------
Net loss....................................................  $(15,542)  $(26,647)  $(56,388)
                                                              ========   ========   ========

CONDENSED STATEMENTS OF CASH FLOWS

                                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                                2000       1999       1998
                                                              --------   --------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss..................................................  $(15,542)  $(26,647)  $ (56,388)
  Adjustments to reconcile net loss to net cash provided by
  operating activities:
    Equity in loss of subsidiaries..........................    15,240     26,235      56,340
    Change in:
      Accounts payable and other liabilities................       (60)      (271)        506
                                                              --------   --------   ---------
      Net cash (used in) provided by operating activities...      (362)      (683)        458
                                                              --------   --------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Change in intercompany receivable.........................     3,002      1,170      19,639
  Net investment in subsidiaries............................      (451)        --    (183,970)
                                                              --------   --------   ---------
      Net cash provided by (used in) investing activities...     2,551      1,170    (164,331)
                                                              --------   --------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividend payments on common stock.........................    (2,191)      (486)     (3,105)
  Issuance of capital stock.................................        --         --     166,981
                                                              --------   --------   ---------
      Net cash (used in) provided by financing activities...    (2,191)      (486)    163,876
                                                              --------   --------   ---------

NET INCREASE IN CASH........................................        (2)         1           3
CASH:
  Beginning of year.........................................         4          3          --
                                                              --------   --------   ---------
  End of year...............................................  $      2   $      4   $       3
                                                              ========   ========   =========

NONCASH FINANCING ACTIVITIES:
  Common stock dividend declared but not paid...............  $     --   $     --   $   4,600
  Purchase of treasury stock................................  $     --   $ (2,171)  $      --

NOTE 17--SUBSEQUENT EVENTS

    In December 2000, the Company (through a 26% owned Jersey, Channel Islands company known as BEP Acquisitions) announced the acceptance of a L42 million offer to purchase all of the outstanding capital stock of Bourne End Properties PLC (Bourne End). Bourne End is a specialist investor in retail property, currently owning nine town shopping centers located in England and Scotland. The centers range in size from 80,000 square feet to 340,000 square feet

    BEP Acquisitions was incorporated in Jersey, Channel Islands for the purpose of making the offer to acquire Bourne End. BEP Acquisitions is a wholly-owned subsidiary of BEP Property Holdings Limited, which is 26% owned by the Company, 71% owned by Merrill Lynch (Jersey) Holdings Limited (a subsidiary of Merrill Lynch & Co., Inc.) and 3% owned by Greenbau Estuary Limited. Merrill Lynch (Jersey) Holdings Limited will also provide mezzanine financing of approximately L18.5 million. Greenbau Estuary Limited will act as the day-to-day manager of Bourne End.

    In December 2000, the Company deposited its share of the purchase price into escrow ($6.7 million), which is included in Other Assets on the Company's Statement of Financial Condition as of December 31, 2000. The acquisition was completed in February 2001.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on March 13, 2001 by the undersigned, thereunto duly authorized.

                                                       FOG CUTTER CAPITAL GROUP INC.

                                                       By:          /s/ LAWRENCE A. MENDELSOHN
                                                            -----------------------------------------
                                                                      Lawrence A. Mendelsohn
                                                                            PRESIDENT

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 13, 2001 by the following persons on behalf of the Registrant and in the capacities indicated.

                        NAME                                      TITLE
                        ----                                      -----
              /s/ ANDREW A. WIEDERHORN                 Chairman of the Board,
     -------------------------------------------         Chief Executive Officer,
                Andrew A. Wiederhorn                     Secretary and Treasurer

             /s/ LAWRENCE A. MENDELSOHN
     -------------------------------------------       President
               Lawrence A. Mendelsohn

                  /s/ CHRIS TASSOS                     Executive Vice President
     -------------------------------------------         and Chief Financial
                    Chris Tassos                         Officer

                /s/ DAVID C. EGELHOFF
     -------------------------------------------       Director
                  David C. Egelhoff

               /s/ JORDAN D. SCHNITZER
     -------------------------------------------       Director
                 Jordan D. Schnitzer

                 /s/ PATRICK TERRELL
     -------------------------------------------       Director
                   Patrick Terrell

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                                          DESCRIPTION
-------                                         -----------

       *10.10           Employment Agreement dated September 4, 1999, and amended
                          and restated October 1, 2000, between the Company and
                          Wilshire Real Estate Partnership L.P. and Andrew A.
                          Wiederhorn

       *10.11           Employment Agreement dated September 4, 1999, and amended
                          and restated October 1, 2000, between the Company and
                          Wilshire Real Estate Partnership L.P. and Lawrence A.
                          Mendelsohn

       *10.12           Employment Agreement dated October 9, 1999, amended as of
                          May 19, 2000 and again as of July 27, 2000, and
                          subsequently amended and restated as of October 1, 2000,
                          between the Company and Wilshire Real Estate Partnership
                          L.P. and Robert G. Rosen

       *11              Computation of Loss Per Common Share

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

------------------------

*   Filed herewith.