Form 10-Q
period 2001-03-31
FOG CUTTER CAPITAL GROUP INC
filed 2001-05-09
CIK 1048566

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended March 31, 2001

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. 0-23911

                          FOG CUTTER CAPITAL GROUP INC.
             (Exact name of registrant as specified in its charter)

           MARYLAND                                              52-2081138
           --------                                              ----------
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

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /.

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 CLASS                             OUTSTANDING AT MARCH 31, 2001
Common Stock, par value $0.0001 per share                10,507,313 shares

================================================================================

                          FOG CUTTER CAPITAL GROUP INC.

                                    FORM 10-Q

                                    I N D E X

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

         Consolidated Statements of Operations........................................................4

         Consolidated Statement of Changes in Stockholders' Equity....................................5

         Consolidated Statements of Cash Flows........................................................6

         Notes to Consolidated Financial Statements...................................................7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.......10

Item 3.  Quantitative and Qualitative Disclosures about Market Risk..................................15


PART II--OTHER INFORMATION

Item 1.  Legal Proceedings...........................................................................20

Item 2.  Changes in Securities and Use of Proceeds...................................................22

Item 3.  Defaults Upon Senior Securities.............................................................22

Item 4.  Submission of Matters to a Vote of Security Holders.........................................22

Item 5.  Other Information...........................................................................22

Item 6.  Exhibits and Reports on Form 8-K............................................................22

Signatures ..........................................................................................23

PART I -- FINANCIAL INFORMATION

ITEM 1.  INTERIM FINANCIAL STATEMENTS

                          FOG CUTTER CAPITAL GROUP INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                March 31,     December 31,
                                                                  2001           2000
                                                                ---------     ------------
                                                               (Unaudited)
ASSETS
     Cash and cash equivalents                                  $   3,510      $   3,394
     Securities available for sale, at fair value                  63,997         74,731
     Loans, net                                                    33,167         30,404
     Investments in real estate held for sale                      24,717         24,767
     Investments in WFSG and affiliates, net                        7,031          5,593
     Investment in BEP                                              6,150             --
     Accrued interest receivable                                      351            522
     Other assets                                                   3,804         10,893
                                                                ---------      ---------
         Total assets                                           $ 142,727      $ 150,304
                                                                =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY

   Liabilities:
     Borrowings                                                 $  85,054      $  88,930
     Accounts payable and accrued liabilities                       4,240          4,006
     Dividends payable                                              1,717          1,717
                                                                ---------      ---------
         Total liabilities                                         91,011         94,653
                                                                ---------      ---------

   Commitments and Contingencies (see Note 5)

   Stockholders' Equity:
     Preferred stock, $.0001 par value; 25,000,000 shares
       authorized; no shares issued and outstanding                    --             --
     Common stock, $.0001 par value; 200,000,000 shares
       authorized; 11,500,000 shares issued; and 10,507,313
       shares outstanding                                         166,981        166,981
     Treasury stock; 992,687 common shares, at cost                (2,171)        (2,171)
     Accumulated deficit                                         (110,868)      (106,077)
     Recourse loans to officers to acquire stock                   (1,048)        (1,026)
     Accumulated other comprehensive loss                          (1,178)        (2,056)
                                                                ---------      ---------
         Total stockholders' equity                                51,716         55,651
                                                                ---------      ---------
         Total liabilities and stockholders' equity             $ 142,727      $ 150,304
                                                                =========      =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          FOG CUTTER CAPITAL GROUP INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                           Quarter Ended March 31,
                                                        ------------------------------
                                                            2001              2000
                                                        ------------      ------------
Net Interest Income:
    Loans                                               $        824      $      1,104
    Securities                                                 2,251             3,336
    Other investments                                             60                80
                                                        ------------      ------------
       Total interest income                                   3,135             4,520
    Interest expense                                           1,571             2,296
                                                        ------------      ------------
       Net interest income before loan losses                  1,564             2,224
    Provision for loan losses                                     --                --
                                                        ------------      ------------
       Net interest income after loan losses                   1,564             2,224
                                                        ------------      ------------

Real Estate Operations:
    Operating income                                             597             1,364
    Operating expense                                            (94)             (232)
    Interest expense                                            (355)             (812)
    Gain on sale of real estate                                   --               997
    Depreciation                                                (136)             (292)
                                                        ------------      ------------
         Total real estate operations                             12             1,025
                                                        ------------      ------------

Other Operating (Loss) Income:
    Market valuation losses and impairments                   (4,081)           (1,791)
    Equity in losses of BEP                                     (227)               --
    Gain on sale of loans and securities                         317             3,326
    Other                                                       (110)              (18)
                                                        ------------      ------------
         Total other operating (loss) income                  (4,101)            1,517
                                                        ------------      ------------

Operating Expenses:
    Compensation and employee benefits                         1,201             1,306
    Professional fees                                            318               333
    Other                                                        747               487
                                                        ------------      ------------
         Total operating expenses                              2,266             2,126
                                                        ------------      ------------

Net (loss) income before provision for income taxes           (4,791)            2,640
Provision for income taxes                                        --               100
                                                        ------------      ------------
Net (loss) income                                       $     (4,791)     $      2,540
                                                        ============      ============

Basic and diluted net (loss) income per share           $      (0.46)     $       0.24
Weighted average shares outstanding                       10,507,313        10,507,313

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          FOG CUTTER CAPITAL GROUP INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                            Recourse
                                                                                            Loans to      Accumulated
                                       Common Stock          Treasury Stock                Officers to       Other
                                  ----------------------   ------------------  Accumulated   Acquire     Comprehensive
                                   Shares(1)     Amount     Shares    Amount     Deficit      Stock          Loss        Total
                                  ----------    --------   -------   --------  ----------- -----------   -------------  --------
Balance at January 1, 2001        10,507,313    $166,981   992,687   $(2,171)   $(106,077)   $(1,026)      $(2,056)     $55,651
Comprehensive loss:
  Net loss                                --          --        --        --       (4,791)        --            --       (4,791)
  Other comprehensive loss:
   Foreign currency
     translation                          --          --        --        --           --         --          (417)        (417)
   Unrealized holding losses
     on securities available
     for sale                             --          --        --        --           --         --        (2,631)      (2,631)
   Reclassification
     adjustment for net losses
     on securities included in
     net loss                             --          --        --        --           --         --         3,926        3,926
                                                                                                                        -------
Total comprehensive loss                                                                                                 (3,913)

Loans to officers, net                    --          --        --        --           --        (22)           --          (22)
                                 -----------    --------   -------   -------    ---------    -------       -------      -------
Balance at March 31, 2001         10,507,313    $166,981   992,687   $(2,171)   $(110,868)   $(1,048)      $(1,178)     $51,716
                                 ===========    ========   =======   =======    =========    =======       =======      =======

-----------------
(1)  Issued and outstanding.


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          FOG CUTTER CAPITAL GROUP INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (DOLLARS IN THOUSANDS)

                                                                Quarter Ended March 31,
                                                                ----------------------
                                                                  2001          2000
                                                                --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                             $ (4,791)     $  2,540
  Adjustments to reconcile net (loss) income to net cash
   provided by operating activities:
   Depreciation                                                      184           318
   Amortization of premiums and accretion of discounts, net           --          (143)
   Market valuation losses and impairments                         4,081         1,791
   Unrealized foreign currency losses                                110            14
   Gain on sale of loans and securities                             (317)       (3,326)
   Equity in losses of BEP                                           227            --
   Gain on sale of real estate                                        --          (997)
   Change in:
    Investments in WFSG and affiliates, net                           --            19
    Accrued interest receivable                                      171            40
    Other assets                                                     277           (29)
    Accounts payable and accrued liabilities                         269           324
                                                                --------      --------
  Net cash provided by operating activities                          211           551
                                                                --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of securities                                            (695)           --
  Repayments of securities available for sale                        650         1,006
  Proceeds from sale of securities available for sale                 --         9,234
  Proceeds from sale of loans                                      2,999            --
  Purchase of loans                                                   --          (101)
  Principal repayments on loans                                       17         1,748
  Proceeds from sale of real estate                                   --         8,334
  Other                                                              (21)           --
                                                                --------      --------
  Net cash provided by investing activities                        2,950        20,221
                                                                --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments on borrowings                                        (3,031)      (21,177)
                                                                --------      --------
  Net cash used in financing activities                           (3,031)      (21,177)
                                                                --------      --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                              (14)          137
                                                                --------      --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 116          (268)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                   3,394         5,862
                                                                --------      --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $  3,510         5,594
                                                                ========      ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for interest                                        $  1,915      $  3,412
  Cash paid for taxes                                           $     --      $     --

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          FOG CUTTER CAPITAL GROUP INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

         The accompanying interim consolidated financial statements of Fog Cutter Capital Group Inc. and Subsidiaries ("FCCG" or the "Company") (formerly known as Wilshire Real Estate Investment Inc.) are unaudited and have been prepared in conformity with the requirements of Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), particularly Rule 10-01 thereof, which governs the presentation of interim financial statements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles ("GAAP") for complete financial statements. The accompanying interim consolidated financial statements should be read in conjunction with the Company's 2000 Annual Report on Form 10-K. A summary of the Company's significant accounting policies is set forth in Note 2 to the consolidated financial statements in the 2000 Annual Report on Form 10-K.

         In the Company's opinion, all adjustments, comprised of normal recurring accruals necessary for the fair presentation of the interim financial statements, have been included in the accompanying consolidated financial statements. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

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

         Certain items in the previously reported consolidated financial statements were reclassified to conform to the March 31, 2001 presentation, none of which affect previously reported results of operations.

NOTE 2 - ORGANIZATION

         Effective January 25, 2001, the Company changed its name to Fog Cutter Capital Group Inc. to better reflect the opportunistic nature of its business and investments.

NOTE 3 - SIGNIFICANT TRANSACTIONS

         In February 2001, the Company (through a 26% owned Jersey, Channel Islands company known as BEP Acquisitions) closed the (pound)42 million purchase of all of the outstanding capital stock of Bourne End Properties PLC (Bourne
End). Bourne End is a specialist investor in retail property, currently owning nine town shopping centers located in England and Scotland. The centers range in size from 80,000 square feet to 340,000 square feet.

         BEP Acquisitions ("BEP") was incorporated in Jersey, Channel Islands for the purpose of acquiring Bourne End. BEP Acquisitions is a wholly-owned subsidiary of BEP Property Holdings Limited, which is 26% owned by the Company, 71% owned by Merrill Lynch (Jersey) Holdings Limited (a subsidiary of Merrill Lynch & Co., Inc.) and 3% owned by Greenbau Estuary Limited. Merrill Lynch (Jersey) Holdings Limited also provided mezzanine financing. Greenbau Estuary Limited is the day-to-day manager of Bourne End.

         In March 2001, the Company converted its investment in two mortgage-backed securities into ownership of the loans and real estate which had been the underlying assets supporting the securities. The securities, which had a carrying value of $6.6 million, were converted into loans with a carrying value of $5.5 million and real estate with a carrying value of $1.1 million.

         During the quarter ended March 31, 2001, the Company sold loans with a carrying value of $2.7 million at a gain of $0.3 million. The total proceeds from the sale was approximately $3.0 million of which $0.7 million was used to repay borrowings.

NOTE 4 - MARKET VALUATION LOSSES AND IMPAIRMENTS

         The Company evaluates, on an ongoing basis, the carrying value of its securities portfolio, which is accounted for as available-for-sale. To the extent differences between the book basis of the securities and their current market values are deemed to be temporary in nature, such unrealized gains or losses are reflected directly in equity as "other comprehensive income or loss." In calculating the extent to which declines in the value of available-for-sale securities are other than temporary, the Company analyzes actual performance of the securities and underlying collateral, including prepayment and default statistics, as well as expectations for such performance in the future. To the extent reasonable expectations for future performance are not likely to offset declines in current market valuations, a write-down is recorded in "Market Valuation Losses and Impairments" in the consolidated statement of operations.

         During the quarters ended March 31, 2001 and 2000, market valuation losses and impairments of $4.1 million and $1.8 million, respectively, were recorded. During such periods, these market valuation losses and impairments related to the portfolio of mortgage-backed securities primarily reflecting higher than anticipated delinquencies, losses in loans underlying certain securities and varying prepayment speeds.

 NOTE 5 - COMMITMENTS, CONTINGENCIES & OFF-BALANCE SHEET RISK

         The Company and two of its senior officers have been named, among other defendants, in a series of lawsuits related to the receivership of Capital Consultants, L.L.C. ("CCL"), an unaffiliated investment company. In their claims, multiple plaintiffs allege several theories of liability, including knowing participation in fiduciary breach and prohibited transactions under the Employee Retirement Income Security Act of 1974. The plaintiffs have not described with any specificity the proportion or share of losses and related amounts which they claim are attributable to the Company or its executives. These lawsuits are still in the early stage of pleadings and limited discovery, and the likely outcome of these actions, or the amount of loss to the Company, if any, cannot be reasonably determined at this time. The Company and its executives have directed that these cases be defended against vigorously. Under their employment arrangements with the Company, the Company's senior officers may be entitled to indemnification by the Company. Messrs. Wiederhorn and Mendelsohn have notified the Company that they are reserving their rights to seek such indemnity. In addition, other former employees of the Company or of firms that were previously affiliated with the Company have requested indemnity from the Company for costs of their defense. The Company has not agreed to any such indemnity requests.


         In addition to the civil litigation, the CCL failure has led to governmental investigations, including a criminal investigation. Messrs. Wiederhorn and Mendelsohn have received letters from the United States Attorney's office in Portland, Oregon advising them that they are the subjects of a grand jury investigation into the failure of CCL. At this stage, it is not possible to predict the outcome of this investigation.

         The Company also is involved in various legal proceedings occurring in the ordinary course of business which the Company believes will not have a material adverse effect on its consolidated financial condition or operations.

         The Company is authorized to utilize a wide variety of off-balance sheet financial techniques to assist in the management of interest rate risk. In hedging the interest rate and/or exchange rate exposure of a foreign currency denominated asset or liability, the Company may enter into hedge transactions to counter movements in the different currencies, as well as interest rates in those currencies. These hedges may be in the form of currency and interest rate swaps, options, and forwards, or combinations thereof. During the quarter ended and at March 31, 2001, the Company had no outstanding positions in these instruments.

NOTE 6 - RECENTLY ISSUED ACCOUNTING STANDARDS

         In July 2000, the Emerging Issues Task Force ("EITF") finalized the provisions of EITF Issue No. 99-20, "Recognition of Interest Income and Impairment of Purchased and Retained Beneficial Interests in Securitized Financial Assets", ("EITF 99-20"). EITF 99-20 sets forth rules for recognizing interest income and determining when securities must be written down to fair value because of other than temporary impairments. EITF 99-20 will require the prospective method of adjusting the recognition of interest income when the anticipated cash flows have either increased or decreased. Anticipated cash flows can change as the result of factors such as credit losses and prepayment rates. Pursuant to EITF 99-20, declines in fair value are to be considered other than temporary when: (i) the carrying value of the beneficial interests exceeds the fair value of such beneficial interests using current assumptions, and (ii) the timing and/or extent of cash flows expected to be received on the beneficial interests has adversely changed (as defined) from the previous valuation date.

         The effective date for EITF 99-20 is April 1, 2001. Any write-down associated with the implementation of EITF 99-20 will be reported as a "cumulative effect of a change in accounting principle." Upon adoption of EITF 99-20 in April 2001, the Company recorded a cumulative effect adjustment of $1 million relating to other than temporary impairment of mortgage-backed securities.

NOTE 7 - SUBSEQUENT EVENTS

         On April 20, 2001, the Company declared a cash dividend of $0.13 per share payable on May 3, 2001 to shareholders of record on April 30, 2001. The Company also intends on paying the final installment (including interest) of the September 30, 1998 declared dividend on June 28, 2001, subject to the financial condition, results of operations and capital requirements of the Company as well as other factors deemed relevant by the Board of Directors.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS OF FOG CUTTER CAPITAL GROUP INC. AND THE NOTES THERETO INCLUDED ELSEWHERE IN THIS FILING. REFERENCES IN THIS FILING TO "FOG CUTTER CAPITAL GROUP INC.," "WE," "OUR," AND "US" REFER TO FOG CUTTER CAPITAL GROUP INC. AND ITS SUBSIDIARIES UNLESS THE CONTEXT INDICATES OTHERWISE.

GENERAL

         Fog Cutter Capital Group Inc. ("FCCG" or the "Company") is a Nasdaq-listed corporation which focuses on the acquisition of assets where its expertise in intensive asset management, mortgage and real estate credit analysis and financial structuring can create value. The Company invests primarily in the following types of assets:

         o   mortgage-backed securities,

         o   mortgage loans,

         o   real estate,

         o   real estate-related corporations, and

         o   other real estate-related investments.


RESULTS OF OPERATIONS -- QUARTER ENDED MARCH 31, 2001 COMPARED TO QUARTER ENDED MARCH 31, 2000

         NET INCOME. Our net loss for the quarter ended March 31, 2001 was $4.8 million, or $0.46 per share, compared with net income of $2.5 million, or $0.24 per share, for the quarter ended March 31, 2000. The net loss for the 2001 period is primarily attributable to market valuation losses and impairments of $4.1 million. Our net income for the corresponding 2000 period was primarily due to gain on sale of securities of $3.3 million and gain on sale of real estate of $1.0 million, partially offset by market valuation losses and impairments of $1.8 million on our mortgage-backed securities portfolio.

         NET INTEREST INCOME. Our net interest income for the quarter ended March 31, 2001 was $1.6 million, compared with $2.2 million for the quarter ended March 31, 2000. The decrease is primarily attributable to a reduction of assets (reflecting our sales of mortgage-backed securities and loans and paydowns of the related debt facilities), resulting in decreases in interest income on securities and loans of $1.1 million and $0.3 million, respectively, partially offset by a decrease in interest expense of $0.7 million. The following tables set forth information regarding the total amount of income from interest-earning assets and expense from interest-bearing liabilities and the resulting average yields and rates:

                                                       For the Quarter Ended March 31, 2001
                                                       ------------------------------------

                                                       Average       Interest       Annualized
                                                       Balance   Income (Expense)   Yield/Rate
                                                       -------   ----------------   ----------
                                                               (DOLLARS IN THOUSANDS)
Interest-Earning Assets:

     Loan portfolios                                   $ 31,322      $    824          10.2%
     Mortgage-backed securities available for sale       72,151         2,251          12.5
     Other investments                                    4,037            60           6.0
                                                       --------      --------        ------
         Total interest-earning assets                 $107,510      $  3,135          11.7%
                                                       --------      --------        ------

Interest-Bearing Liabilities:

     Borrowings (1)                                      69,207        (1,571)          9.1
                                                       --------      --------        ------
         Total interest-bearing liabilities            $ 69,207      $ (1,571)          9.1%
                                                       --------      --------        ------

     Net interest income before provision for loan
      losses/spread  (2)                                             $  1,564           2.6%
                                                                     ========        ======
     Net interest margin  (3)                                                           5.8%
                                                                                     ======

----------
(1)      Excludes borrowings related to investments in real estate.

(2) Net interest spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.

(3) Net interest margin represents net interest income divided by average interest-earning assets.

                                                         For the Quarter Ended March 31, 2000
                                                      -----------------------------------------
                                                      Average        Interest        Annualized
                                                      Balance     Income (Expense)   Yield/Rate
                                                      -------     ----------------   ----------
                                                              (DOLLARS IN THOUSANDS)
Interest-Earning Assets:

     Loan portfolios                                 $ 35,935         $  1,104           12.3%
     Mortgage-backed securities available for sale     98,081            3,336           13.6
     Other investments                                  6,319               80            5.1
                                                     --------         --------         ------
         Total interest-earning assets               $140,335         $  4,520           12.9%
                                                     --------         --------         ------

Interest-Bearing Liabilities:

     Borrowings (1)                                   106,738           (2,296)           8.6
                                                     --------         --------         ------
         Total interest-bearing liabilities          $106,738         $ (2,296)           8.6%
                                                     --------         --------         ------

     Net interest income before provision for
       loan losses/spread (2)                                         $  2,224            4.3%
                                                                      ========         ======
     Net interest margin (3)                                                              6.3%
                                                                                       ======

----------
(1)      Excludes borrowings related to investments in real estate.

(2) Net interest spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.
(3) Net interest margin represents net interest income divided by average interest-earning assets.

         REAL ESTATE OPERATIONS. Our real estate operations represent activity from our investment in various office buildings, retail stores, and other commercial property located in the United Kingdom, Oregon and California. During the quarter ended March 31, 2001, we realized no income from real estate operations (net of depreciation of $0.1 million), compared with net income of $1.0 million for the quarter ended March 31, 2000. This decrease was primarily attributable to gains on sale of real estate of $1.0 million in the quarter ended March 31, 2000 compared to no sales in 2001.

         MARKET VALUATION LOSSES AND IMPAIRMENTS. The term "Market Valuation Losses and Impairments" as used herein refers to impairment losses recognized primarily on our mortgage-backed securities and loan portfolios. During the quarters ended March 31, 2001 and 2000, market valuation losses and impairments of $4.1 million and $1.8 million, respectively, were recorded. These charges related to the portfolio of mortgage-backed securities primarily reflecting higher than anticipated delinquencies, losses in loans underlying certain securities and varying prepayment speeds.

CHANGES IN FINANCIAL CONDITION

         GENERAL. Total assets decreased from approximately $150.3 million at December 31, 2000 to approximately $142.7 million at March 31, 2001. Total liabilities decreased from approximately $94.7 million at December 31, 2000 to approximately $91.0 million at March 31, 2001. Stockholders' equity decreased by approximately $3.9 million resulting primarily from net loss of $4.8 million for the three months ended March 31, 2001.

         SECURITIES AVAILABLE FOR SALE. The balance of mortgage-backed securities available for sale decreased from $74.7 million at December 31, 2000 to $64.0 million at March 31, 2001. The decrease in the balance of mortgage-backed securities was primarily due to the reclassification of $6.6 million of securities to loans and real estate and a reduction in market value of $4.7 million. These decreases were partially offset by the acquisition of $0.7 million of mortgage-backed securities.

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

         At March 31, 2001, securities available for sale were as follows:

                                                 Gross          Gross
                                 Amortized     Unrealized     Unrealized
                                  Cost(1)         Gains         Losses        Fair Value
                                 ---------     ----------     ----------      ----------
                                                (DOLLARS IN THOUSANDS)
Mortgage-backed securities        $65,697        $    59        $(1,759)        $63,997
                                  =======        =======        =======         =======

----------
(1) The amortized cost of the securities reflects the market valuation losses and impairments discussed above and excludes accrued interest of $0.8 million.

         LOANS, NET. During the three months ended March 31, 2001, our loans, net increased by approximately $2.8 million due primarily to reclassifying approximately $5.5 million of securities to loans and the subsequent sale of $2.7 million of these loans.

         BORROWINGS. Borrowings decreased by approximately $3.9 million during the three months ended March 31, 2001, primarily due to scheduled principal payments and currency adjustments for foreign denominated debt.

         STOCKHOLDERS' EQUITY. Stockholders' equity decreased by approximately $3.9 million during the three months ended March 31, 2001 primarily due to our net loss of $4.8 million.

LIQUIDITY AND CAPITAL RESOURCES

         Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund investments, engage in loan acquisition and lending activities, meet collateral calls and for other general business purposes. The primary sources of funds for liquidity during the quarter ended March 31, 2001 consisted of net cash provided by investing activities, including the cash repayments related to our mortgage-backed securities and loan portfolios.

         Our borrowings and the availability of further borrowings are substantially affected by, among other things, changes in interest rates, changes in market spreads whereby the market value of the collateral securing such borrowings may decline substantially, or decreases in credit quality of underlying assets. In the event of declines in market value or credit quality, we may be required to provide additional collateral for, or repay a portion of outstanding balances of, our short-term borrowing facilities. As of April 30, 2001, we had no outstanding collateral calls. For additional information with respect to our monthly mark-to-market of our securities available for sale portfolio, see "CHANGES IN FINANCIAL CONDITION-SECURITIES AVAILABLE FOR SALE."

         Fluctuations in interest rates will continue to impact our net interest income to the extent our fixed-rate assets are funded by variable-rate debt or our variable-rate assets reprice on a different schedule or in relation to a different index than any floating-rate debt which in turn could impact potential returns to shareholders. See "Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK."

         At March 31, 2001, we had total consolidated secured indebtedness of $85.1 million, as well as $6.0 million of other liabilities. The consolidated secured indebtedness consisted of (i) $33.6 million of repurchase agreements secured by $8.7 million of mortgage-backed securities and $25.0 million of loans, (ii) lines of credit aggregating $1.6 million which are secured by loans and securities and (iii) $49.7 million outstanding of other borrowings maturing between 2001 and 2020 which are secured by real estate and mortgage-backed securities. Approximately $35.2 million of this indebtedness had terms which allowed the lender to request additional collateral if the value of the underlying collateral declined (including financing facilities for both mortgage-backed securities and loans).

         Loans are financed through both short-term and long-term financing facilities. If the value of the assets securing the loan declines as determined by the lender, the lender may request that the amount of the loan be reduced by cash payments from the borrower or additional collateral be provided by the borrower (generally known as "collateral calls"). Accordingly, in an environment where lenders consistently mark down the value of the underlying assets, a borrower can become subject to collateral calls, which can have a significant impact on liquidity. Similarly, if interest rates increase significantly, the borrowing cost under the financing facility may also increase while the interest rate on the assets securing the loan may not increase at the same time or to the same degree. Real property acquisitions are generally financed with intermediate or long-term mortgages with banks and other financial institutions.

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

         Excluding the sale of assets from time to time, we are currently operating with negative cash flow primarily due to the continued repayment of debt and refinancing of our mortgage-backed securities portfolio. We believe that our existing sources of funds will be adequate for purposes of meeting our short-term liquidity needs, however, there can be no assurance that this will be the case. Material increases in interest expense from variable-rate funding sources, collateral calls, or material decreases in monthly cash receipts, generally would negatively impact our liquidity. On the other hand, material decreases in interest expense from variable-rate funding sources or an increase in market value of our mark-to-market financial assets generally would positively affect our liquidity.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices, and equity prices. Although the Company's exposure to foreign currency fluctuations has increased significantly over the past year, the primary market risk to which the Company is exposed is interest rate risk, which is highly sensitive to many factors, including governmental, monetary and tax policies, domestic and international economic and political considerations, and other factors beyond the control of the Company. Changes in the general level of interest rates can affect the Company's net interest income, which is the difference between the interest income earned on interest-earning assets and the interest expense incurred in connection with its interest-bearing liabilities, by affecting the spread between the Company's interest-earning assets and interest-bearing liabilities. Changes in the level of interest rates also can affect, among other things, the ability of the Company to acquire loans, the value of the Company's mortgage-backed securities and other interest-earning assets, and its ability to realize gains from the sale of such assets.

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

         The following tables quantify the potential changes in net interest income and net portfolio value as of March 31, 2001 should interest rates go up or down (shocked) by 100 to 400 basis points, assuming the yield curves of the rate shocks will be parallel to each other and instantaneous. Net portfolio value is calculated as the sum of the value of off-balance sheet instruments and the present value of cash in-flows generated from interest-earning assets net of cash out-flows in respect of interest-bearing liabilities. The cash flows associated with the loan portfolios and securities available for sale are calculated based on prepayment and default rates that vary by asset but not by changes in interest rates. Projected losses, as well as prepayments, are generated based upon the actual experience with the subject pool, as well as similar, more seasoned pools. To the extent available, loan characteristics such as loan-to-value ratio, interest rate, credit history and product types are used to produce the projected loss and prepayment assumptions that are included in the cash flow projections of the securities. The following tables apply the U.S. Treasury yield curve generally for assets and LIBOR for repurchase agreement liabilities and assume a uniform change in both rates. The tables assume that changes in interest rates occur instantaneously. The tables also reflect that the Company has a significant exposure to LIBOR rates since its repurchase agreement borrowings are generally based on LIBOR rates. Actual results could differ significantly from those estimated in the tables.

                                 Projected Percent Change in
----------------------------------------------------------------------------------------------
  Change in Interest Rates (1)           Net Interest Income           Net Portfolio Value
----------------------------------    --------------------------    --------------------------
         -400 Basis Points                       35.5%                         19.6%
         -300 Basis Points                       26.6%                         14.0%
         -200 Basis Points                       17.7%                          8.9%
         -100 Basis Points                        8.9%                          4.3%
            0 Basis Points                        -                             -
          100 Basis Points                       (8.9)%                        (3.9)%
          200 Basis Points                      (17.7)%                        (7.6)%
          300 Basis Points                      (26.6)%                       (10.9)%
          400 Basis Points                      (35.5)%                       (14.0)%

----------------
(1) Assumes that uniform changes occur instantaneously in both the yield on 10-year U.S. Treasury notes and the interest rate applicable to U.S. dollar deposits in the London interbank market.

                                          Change in Monthly                 Change in
  Change in Interest Rates (1)           Net Interest Income           Net Portfolio Value
----------------------------------    --------------------------    --------------------------
         -400 Basis Points                 $    147,237                  $  10,153,972
         -300 Basis Points                 $    110,428                  $   7,254,739
         -200 Basis Points                 $     73,619                  $   4,617,158
         -100 Basis Points                 $     36,809                  $   2,208,200
            0 Basis Points                            -                              -
          100 Basis Points                 $    (36,809)                 $  (2,031,068)
          200 Basis Points                 $    (73,619)                 $  (3,905,132)
          300 Basis Points                 $   (110,428)                 $  (5,639,428)
          400 Basis Points                 $   (147,237)                 $  (7,248,784)

---------------
(1) Assumes that uniform changes occur instantaneously in both the yield on 10-year U.S. Treasury note and the interest rate applicable to U.S. dollar deposits in the London interbank market.

         The following table sets forth information as to the type of funding used to finance the Company's assets as of March 31, 2001. As indicated in the table, a large percentage of the Company's fixed-rate assets are financed by floating-rate liabilities and the Company's variable-rate assets are generally funded by variable-rate liabilities which use the same index.

                             Assets and Liabilities
                              As of March 31, 2001
                             (Dollars in thousands)

                                                 ASSETS       INTEREST         LIABILITIES     INTEREST
                                                 ------       --------         -----------     --------
INTEREST-BEARING ASSETS
Fixed-Rate Assets, Financed Floating           $   56,422       Fixed           $  49,778        LIBOR
Fixed-Rate Assets, No Financing                    15,742       Fixed                   -         None
Floating-Rate Assets, Financed Floating            25,000       LIBOR              18,662        LIBOR
Cash and Cash Equivalents                           3,510     Fed Funds                 -         None
                                               ----------                       ---------
                  Subtotal                        100,674                          68,440

OTHER ASSETS
Investments in Real Estate                         24,717        N/A               16,614        Fixed
Investments in WFSG and affiliates, net             7,031        N/A                    -         None
Investment in BEP                                   6,150        N/A                    -         None
Other                                               4,155        N/A                    -         None
                                               ----------                       ---------
                  Subtotal                         42,053                          16,614

LIABILITY ONLY
Dividends                                              --                           1,717        Fixed
Accounts Payable and Accrued
   Liabilities                                         --                           4,240         None
                                               ----------                       ---------
                  Subtotal                             --                           5,957

--------------------------------------------------------------------------------------------------------
                  Total                        $  142,727                       $  91,011
========================================================================================================

         Asset and liability management involves managing the timing and magnitude of the repricing of assets and liabilities. It is the objective of the Company to attempt to control risks associated with interest rate movements. Asset and liability management can utilize a wide variety of off-balance sheet financial techniques to assist it in the management of interest rate risk. For example, in hedging the interest rate and exchange rate exposure of a foreign currency denominated asset or liability, we may enter into hedge transactions to counter movements in the different currencies as well as interest rates in those currencies. These hedges may be in the form of currency and interest rate swaps, options, and forwards, or combinations thereof. No such techniques were in use during the quarter ended and at March 31, 2001.

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

         The following tables set forth the estimated maturity or repricing of the Company's interest-earning assets and interest-bearing liabilities at March 31, 2001 (dollars in thousands):

                                         Within          4 to 12        One Year to        More than
                                        3 Months          Months          3 Years           3 Years           TOTAL
                                        --------         --------         --------          --------         --------
INTEREST-SENSITIVE ASSETS(1):
Cash and cash equivalents               $  3,510         $     --         $     --          $     --         $  3,510
Securities available for sale                 --               --               --            63,997           63,997
Loans(2)                                  28,077              392              893             3,805           33,167
                                        --------         --------         --------          --------         --------
Total rate-sensitive assets             $ 31,587         $    392         $    893          $ 67,802         $100,674
                                        ========         ========         ========          ========         ========

INTEREST-SENSITIVE LIABILITIES :
Borrowings                              $ 16,642         $     --         $  1,051          $ 67,361         $ 85,054
Dividends payable                          1,717               --               --                --            1,717
                                        --------         --------         --------          --------         --------
Total rate-sensitive liabilities        $ 18,359         $     --         $  1,051          $ 67,361         $ 86,771
                                        ========         ========         ========          ========         ========

Interest rate sensitivity gap           $ 13,228         $    392         $   (158)         $    441
Cumulative interest rate
  sensitivity gap                       $ 13,228         $ 13,620         $ 13,462          $ 13,903
Cumulative interest rate
  sensitivity gap as a
  percentage of total rate-                   13%              14%              13%               14%
  sensitive assets

----------------
(1)  Real estate property holdings are not considered interest rate sensitive.

(2) Amortizing fixed rate loans are assumed to prepay at a Constant Prepayment Rate ("CPR") of 10%.

FORWARD-LOOKING STATEMENTS

CERTAIN STATEMENTS CONTAINED HEREIN AND CERTAIN STATEMENTS CONTAINED IN FUTURE FILINGS BY THE COMPANY WITH THE SEC MAY NOT BE BASED ON HISTORICAL FACTS AND ARE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. FORWARD-LOOKING STATEMENTS WHICH ARE BASED ON VARIOUS ASSUMPTIONS (SOME OF WHICH ARE BEYOND THE COMPANY'S CONTROL) MAY BE IDENTIFIED BY REFERENCE TO A FUTURE PERIOD OR PERIODS, OR BY THE USE OF FORWARD-LOOKING TERMINOLOGY, SUCH AS "MAY," "WILL," "BELIEVE," "EXPECT," "ANTICIPATE," "CONTINUE," OR SIMILAR TERMS OR VARIATIONS ON THOSE TERMS, OR THE NEGATIVE OF THOSE TERMS. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE SET FORTH IN FORWARD-LOOKING STATEMENTS DUE TO A VARIETY OF FACTORS, INCLUDING, BUT NOT LIMITED TO, THOSE RELATED TO THE ECONOMIC ENVIRONMENT, PARTICULARLY IN THE MARKET AREAS IN WHICH THE COMPANY OPERATES, THE FINANCIAL AND SECURITIES MARKETS AND THE AVAILABILITY OF AND COSTS ASSOCIATED WITH SOURCES OF LIQUIDITY, COMPETITIVE PRODUCTS AND PRICING, THE REAL ESTATE MARKET, FISCAL AND MONETARY POLICIES OF THE U.S. GOVERNMENT, CHANGES IN PREVAILING INTEREST RATES, ACQUISITIONS AND THE INTEGRATION OF ACQUIRED BUSINESSES, CREDIT RISK MANAGEMENT, ASSET/LIABILITY MANAGEMENT AND THE IMPACT OF ONGOING LITIGATION. EXCEPT AS MAY BE REQUIRED BY LAW, THE COMPANY DOES NOT UNDERTAKE, AND SPECIFICALLY DISCLAIMS ANY OBLIGATION, TO PUBLICLY RELEASE THE RESULTS OF ANY REVISIONS WHICH MAY BE MADE TO ANY FORWARD-LOOKING STATEMENTS TO REFLECT THE OCCURRENCE OF ANTICIPATED OR UNANTICIPATED EVENTS OR CIRCUMSTANCES AFTER THE DATE OF SUCH STATEMENTS.

PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         The Company, Fog Cap L.P. (a subsidiary of the Company and formerly known as Wilshire Real Estate Partnership L.P.) and its two top executives, Messrs. Wiederhorn and Mendelsohn, have been named in a series of lawsuits relating to the receivership of Capital Consultants, L.L.C. ("CCL"). The cases are TOM HAZZARD, ET AL., V. CCL, ET AL., U.S. District Court of Oregon, Civil No. CV 00-1338-HU; MARK EIDEM, ET AL.,
         V. TRUSTEES UNITED ASSN. UNION LOCAL 290, ET AL., U.S. District Court of Oregon, Civil No. CV 00-1446-HA; NANCY SCHULTZ, ET AL., V. GARY KIRKLAND, ET AL., U.S. District Court of Oregon, Civil No. CV 00-1377-HA; LARRY MILLER, ET AL., V. LEE CLINTON, ET AL., U.S. District Court of Oregon, Civil No. CV00-1317-HA; SALVATORE J. CHILIA, ET AL.,
         V. CCL, ET AL., U.S. District Court of Oregon, Civil No. CV 00-1633 JE; and MADOLE V. CAPITAL CONSULTANTS ET. AL., U.S. District Court of Oregon, Civil No. CV 00-1600-HU. In the HAZZARD, CHILIA and MADOLE cases, the trustees of several Taft-Hartley trusts filed suit against CCL and several individuals and organizations CCL did business with (including the Company and Messrs. Wiederhorn and Mendelsohn). In the EIDEM, SCHULTZ and MILLER cases, the trustees who are plaintiffs in HAZZARD are in turn named as defendants in class action suits filed by beneficiaries of the Taft-Hartley trusts on which they serve as plaintiff-trustees. In the cases in which the trustees are defendants, they have filed third-party complaints against several parties, including the Company and Messrs. Wiederhorn and Mendelsohn. The complaints and third-party complaints are all virtually identical. They include claims against the Company, Messrs. Wiederhorn and Mendelsohn alleging breaches of fiduciary duties under the Employee Retirement Income Security Act of 1974 ("ERISA"); knowing participation in a fiduciary breach under ERISA; knowing participation in a prohibited transaction under ERISA; knowing transfer of trust assets under ERISA; negligence; common law claim for breach of fiduciary duty; tortious interference with contract; conversion; constructive trust, restitution and unjust enrichment; fraud; and breach of contract. The suits also allege claims against Messrs. Wiederhorn and Mendelsohn of tortious interference with business relationships between the Taft-Hartley trusts and CCL, as well as violations of the Racketeering Influenced and Corrupt Organization provisions of the Organized Crime Control Act of 1970, 18 U.S.C. Section 1961-1965 ("RICO"). The claimants also seek attorneys' fees under their ERISA and RICO claims.

         The plaintiffs in the above cases amended their complaints on March 30, 2001 to add claims alleging that the Company and Messrs. Wiederhorn and Mendelsohn violated Oregon Securities laws or aided and abetted others in the sale of investments or securities to plaintiffs in violation of Oregon Securities laws. The amended complaints also expanded certain of the RICO claims against the same parties.

         A group of private investors who had placed money with CCL have moved to intervene in the CHILIA case. This group intends to advance claims similar to those made by the other plaintiffs. These investors have not stated the specific amount of damages they are claiming, but have informally stated that this group invested about $25 million with CCL, most of which they claim has been lost. However, about half of the losses are related to CCL-sponsored investments which appear to be unrelated to the Company or its co-defendants in the above cases who are identified in the pleadings as having a current or former affiliation with Wilshire Financial Services Group Inc. or Wilshire Credit Corporation. The motion to intervene was recently denied, but the private investors were authorized to file a separate case that will likely be consolidated with the other pending cases for discovery and mediation purposes.

         The above suits name multiple defendants in addition to the Company and its executives. In addition, the claimants have asserted but have not yet filed claims against a number of additional parties regarding the same alleged losses, including a number of professional advisors to named defendants. The claimants have not described with any specificity the proportion or share of losses which they claim are attributable to the Company or its executives, as compared to the other parties and other potential defendants. The overall remedies sought against all defendants include claims for broad relief under the remedial provisions of ERISA, such as rescission of transactions and the imposition of a constructive trust over any trust assets which plaintiffs claim were obtained in violation of ERISA. Certain of the claims against the Company appear to be covered by releases that were given by CCL to the Company and Messrs. Wiederhorn and Mendelsohn. The claimants' suits seek to rescind the transactions in which the releases were granted. The claimants also seek common law remedies such as damages and punitive damages. However, certain of these common law claims may be preempted by ERISA.

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

         The plaintiffs and third-party plaintiffs in the CCL litigation have not identified the amounts claimed against each of the various defendants. The total losses claimed by the various parties against all defendants appears to be in the range of $220 million in compensatory damages. The RICO claims include additional claims for triple damages and the tort claims include claims for punitive damages. Attorneys' fees are also sought under the ERISA, RICO and securities law claims.

         Management has directed that these cases be defended against vigorously. Because the cases are still in early stages of the pleadings and because the amount of discovery has been limited, a financial loss to the Company, if any, cannot be reasonably estimated at this time.

         The employment agreements between the Company and Messrs. Wiederhorn and Mendelsohn contain provisions under which they may be entitled to indemnity for litigation expenses and personal losses that are attributable to actions which they took on account of their positions as directors or officers of the Company. Messrs. Wiederhorn and Mendelsohn have notified the Company that they are reserving their rights to seek such indemnity. In addition, other former employees of the Company or of firms that were previously affiliated with the Company have been named as parties or have been requested to respond to discovery requests and/or government investigations regarding the collapse of CCL. Several of these individuals have requested indemnity from the Company for the costs of their defense. The Company has not agreed to any such indemnity requests.

         In addition to the civil litigation, the CCL failure has led to governmental investigations, including a criminal investigation. Messrs. Wiederhorn and Mendelsohn have received letters from the United States Attorney's office in Portland, Oregon, advising them that they are the subjects of a grand jury investigation into the failure of CCL. At this stage, it is not possible to predict the outcome of this investigation.

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


                  Fog Cutter Capital Group Inc.


                  By: /s/ Lawrence A. Mendelsohn
                  ----------------------------------------------------
                  Lawrence A. Mendelsohn
                  President


                  By: /s/ Chris Tassos
                  ----------------------------------------------------
                  Chris Tassos
                  Executive Vice President and Chief Financial Officer






Date: May 7, 2001