Form 10-Q
period 2001-06-30
FOG CUTTER CAPITAL GROUP INC
filed 2001-08-17
CIK 1048566

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended June 30, 2001

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

                CLASS                            OUTSTANDING AT JUNE 30, 2001
 Common Stock, par value $0.0001 per share             10,507,313 shares

================================================================================

                          FOG CUTTER CAPITAL GROUP INC.

                                    FORM 10-Q

                                    I N D E X

                                                                   PAGE NO.

PART I--FINANCIAL INFORMATION

Item 1.  Interim Financial Statements (Unaudited):

      Consolidated Statements of Financial Condition.................3

      Consolidated Statements of Operations..........................4

      Consolidated Statement of Changes in Stockholders' Equity......6

      Consolidated Statements of Cash Flows..........................7

      Notes to Consolidated Financial Statements.....................8

Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations.....................11

Item 3.  Quantitative and Qualitative Disclosures about Market
            Risk....................................................18


PART II--OTHER INFORMATION

Item 1.  Legal Proceedings..........................................23

Item 2.  Changes in Securities and Use of Proceeds..................25

Item 3.  Defaults Upon Senior Securities............................25

Item 4.  Submission of Matters to a Vote of Security Holders........25

Item 5.  Other Information..........................................25

Item 6.  Exhibits and Reports on Form 8-K...........................25

Signatures..........................................................26

PART I -- FINANCIAL INFORMATION

ITEM 1.  INTERIM FINANCIAL STATEMENTS

                         FOG CUTTER CAPITAL GROUP INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


                                                                June 30,      December 31,
                                                                  2001            2000
                                                                ---------     ------------
                                                               (Unaudited)
ASSETS

     Cash and cash equivalents........................          $   2,214      $   3,394
     Securities available for sale, at fair value.....             61,586         74,731
     Loans, net.......................................             30,278         30,404
     Investments in real estate held for sale.........             24,502         24,767
     Investments in WFSG and affiliates, net..........              7,606          5,593
     Investment in BEP................................              5,574             --
     Accrued interest receivable......................                293            522
     Other assets.....................................              3,750         10,893
                                                                ---------      ---------
         Total assets                                           $ 135,803      $ 150,304
                                                                =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY

   Liabilities:
     Borrowings.......................................          $  81,558      $  88,930
     Accounts payable and accrued liabilities.........              3,246          4,006
     Dividends payable................................                859          1,717
                                                                ---------      ---------
         Total liabilities............................             85,663         94,653
                                                                ---------      ---------

   Commitments and Contingencies (see Note 5)

   Stockholders' Equity:
     Preferred stock, $.0001 par value; 25,000,000 shares
       authorized; no shares issued and outstanding...                 --             --
     Common stock, $.0001 par value; 200,000,000 shares
       authorized; 11,500,000 shares issued; and 10,507,313
       shares outstanding.............................            166,981        166,981
     Treasury stock; 992,687 common shares, at cost...             (2,171)        (2,171)
     Accumulated deficit..............................           (114,166)      (106,077)
     Recourse loans to officers to acquire stock......             (1,048)        (1,026)
     Accumulated other comprehensive income (loss)....                544         (2,056)
                                                                ---------      ---------
         Total stockholders' equity...................             50,140         55,651
                                                                ---------      ---------
         Total liabilities and stockholders' equity...          $ 135,803      $ 150,304
                                                                =========      =========


        The accompanying notes are an integral part of these consolidated financial statements.

                          FOG CUTTER CAPITAL GROUP INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


                                                           Quarter Ended            Six Months Ended
                                                              June 30,                  June 30,
                                                        --------------------      --------------------
                                                         2001         2000         2001          2000
                                                        -------      -------      -------      -------
Net Interest Income:
    Loans .......................................       $   761      $   983      $ 1,585      $ 2,087
    Securities...................................         1,899        2,502        4,150        5,838
    Other investments............................            27          134           87          214
                                                        -------      -------      -------      -------
       Total interest income.....................         2,687        3,619        5,822        8,139
    Interest expense.............................         1,270        1,708        2,841        4,004
                                                        -------      -------      -------      -------
       Net interest income before recovery of loan
         losses..................................         1,417        1,911        2,981        4,135
    Recovery of loan losses......................            --          555           --          555
                                                        -------      -------      -------      -------
       Net interest income after recovery of loan
         losses..................................         1,417        2,466        2,981        4,690
                                                        -------      -------      -------      -------

Real Estate Operations:
    Operating income.............................           609        1,463        1,206        2,827
    Operating expense............................          (134)        (103)        (228)        (335)
    Interest expense.............................          (348)        (777)        (703)      (1,589)
    Gain on sale of real estate..................            --           97           --        1,094
    Depreciation.................................          (131)        (292)        (267)        (584)
                                                        -------      -------      -------      -------
         Total real estate operations............            (4)         388            8        1,413
                                                        -------      -------      -------      -------

Other Operating (Loss) Income:
    Gain on sale of loans and securities.........           233        2,175          550        5,501
    Equity in losses in BEP......................          (575)          --         (802)          --
    Market valuation losses and impairments......            --           --       (4,081)      (1,791)
    Other revenue................................            (6)         (36)        (116)         (54)
                                                        -------      -------      -------      -------
         Total other operating (loss) income.....          (348)       2,139       (4,449)       3,656
                                                        -------      -------      -------      -------

Operating Expenses:
    Compensation and employee benefits...........         1,059        1,201        2,260        2,507
    Professional fees............................           241          723          559        1,056
    Other........................................           676          656        1,423        1,143
                                                        -------      -------      -------      -------
         Total operating expenses................         1,976        2,580        4,242        4,706
                                                        -------      -------      -------      -------

Net (loss) income before provision for income taxes
  and cumulative effect of a change in accounting
  principle......................................          (911)       2,413       (5,702)       5,053
Provision for income taxes.......................            --           25           --          125
                                                        -------      -------      -------      -------
Net (loss) income before cumulative effect
  Of a change in accounting principle............          (911)       2,388       (5,702)       4,928
Cumulative effect of a change in accounting
  principle......................................        (1,021)          --       (1,021)          --
                                                        -------      -------      -------      -------
Net (Loss) Income................................       $(1,932)     $ 2,388      $(6,723)     $ 4,928
                                                        =======      =======      =======      =======

        The accompanying notes are an integral part of these consolidated financial statements.

                          FOG CUTTER CAPITAL GROUP INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)
                                   (Unaudited)
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


                                                             Quarter Ended                         Six Months Ended
                                                                June 30,                                June 30,
                                                    ----------------------------------     ----------------------------------
                                                         2001                2000               2001                2000
                                                    --------------      --------------     --------------      --------------
Basic and Diluted Net (Loss) Income Per
  Share Before Cumulative Effect of a Change in
  Accounting Principle..........................    $        (0.08)     $         0.23     $        (0.54)     $         0.47
Cumulative effect of a change in accounting
  principle per share...........................             (0.10)                 --              (0.10)                 --
                                                    --------------      --------------     --------------      --------------
Basic and Diluted Net (Loss) Income Per Share...    $        (0.18)     $         0.23     $        (0.64)     $         0.47
                                                    ==============      ==============     ==============      ==============

Weighted Average Shares Outstanding.............        10,507,313          10,507,313         10,507,313          10,507,313



        The accompanying notes are an integral part of these consolidated financial statements.

                          FOG CUTTER CAPITAL GROUP INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                              Recourse
                                                                                              Loans to     Accumulated
                                     Common Stock          Treasury Stock                    Officers to     Other
                              ------------------------ -----------------------  Accumulated    Acquire    Comprehensive
                               Shares (1)     Amount      Shares     Amount       Deficit      Stock      Income (Loss)    Total
                              -----------  ----------- ----------- -----------  -----------  -----------  ------------ ------------

Balance at January 1, 2001     10,507,313  $   166,981     992,687 $    (2,171) $  (106,077) $    (1,026) $    (2,056) $    55,651
Comprehensive loss:
  Net loss...................          --           --          --          --       (6,723)          --           --       (6,723)
  Other comprehensive loss:
   Foreign currency
   translation...............          --           --          --          --           --           --         (419)        (419)
   Unrealized holding losses
    on securities available
    for sale................           --           --          --          --           --           --       (1,955)      (1,955)
   Reclassification
    adjustment for net losses
    on securities included in
    net loss................           --           --          --          --           --           --        4,974        4,974
                                                                                                                       -----------
Total comprehensive loss....                                                                                                (4,123)
Loans to officers, net......           --           --          --          --           --          (22)          --          (22)
Dividends declared..........           --           --          --          --       (1,366)          --           --       (1,366)
                              -----------  ----------- ----------- -----------  -----------  -----------  -----------  -----------
Balance at June 30, 2001....   10,507,313  $   166,981     992,687 $    (2,171) $  (114,166) $    (1,048) $       544  $    50,140
                              ===========  =========== =========== ===========  ===========  ===========  ===========  ===========

----------
(1) Issued and outstanding.


        The accompanying notes are an integral part of these consolidated financial statements.

                          FOG CUTTER CAPITAL GROUP INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (DOLLARS IN THOUSANDS)


                                                                     Quarter Ended             Six Months Ended
                                                                       June 30,                    June 30,
                                                                ----------------------      ----------------------
                                                                  2001          2000          2001         2000
                                                                --------      --------      --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income..........................................   $ (1,932)     $  2,388      $ (6,723)     $  4,928
  Adjustments to reconcile net (loss) income to net cash
  (used in) provided by operating activities:
   Depreciation..............................................        182           310           366           628
   Amortization of premiums and accretion of discounts, net..         --            (3)           --          (146)
   Recovery of loan losses...................................         --          (555)           --          (555)
   Market valuation losses and impairments...................         --            --         4,081         1,791
   Loss on foreign currency translation......................          6            36           116            54
   Gain on sale of securities available for sale.............         --        (2,016)           --        (5,342)
   Gain on sale of real estate...............................         --           (97)           --        (1,094)
   Gain on sale of loans.....................................       (233)         (159)         (550)         (159)
   Equity in losses in BEP...................................        575            --           802            --
   Cumulative effect of a change in accounting principle.....      1,021            --         1,021            --
   Change in:
    Investments in WFSG and affiliates, net..................         --           645            --           664
    Accrued interest receivable..............................         58           231           229           271
    Other assets.............................................          4          (446)          281          (298)
    Accounts payable and accrued liabilities.................     (1,000)          282          (731)          606
                                                                --------      --------      --------      --------
  Net cash (used in) provided by operating activities........     (1,319)          616        (1,108)        1,348
                                                                --------      --------      --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Repayments of securities available for sale................        196           145           846         1,151
  Purchase of securities available for sale..................         --       (19,481)         (695)      (19,481)
  Proceeds from sale of loans................................      4,305           396         7,304           396
  Proceeds from sale of securities available for sale........      2,344        35,134         2,344        44,368
  Purchase of loans and discounted loans.....................     (1,193)           --        (1,193)         (101)
  Principal repayments on loans and discounted loans.........         10           177            27         1,925
  Proceeds from sale of real estate..........................         98           440            98         8,774
  Other......................................................        (27)           --           (48)           --
                                                                --------      --------      --------      --------
  Net cash provided by investing activities..................      5,733        16,811         8,683        37,032
                                                                --------      --------      --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings...................................        460        11,069           460        11,069
  Repayments on borrowings...................................     (3,945)      (26,010)       (6,976)      (47,187)
  Dividend payments on common stock..........................     (2,224)           --        (2,224)           --
  Other......................................................         --           (25)           --           (25)
                                                                --------      --------      --------      --------
  Net cash used in financing activities......................     (5,709)      (14,966)       (8,740)      (36,143)
                                                                --------      --------      --------      --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH......................         (1)          (35)          (15)          (79)
                                                                --------      --------      --------      --------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS.........     (1,296)        2,426        (1,180)        2,158
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.............      3,510         5,594         3,394         5,862
                                                                --------      --------      --------      --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD...................   $  2,214      $  8,020      $  2,214      $  8,020
                                                                ========      ========      ========      ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for interest.....................................   $  1,680      $  2,644      $  3,595      $  6,056
  Cash paid for taxes........................................   $     --      $     --      $     --      $     --


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

      In the Company's opinion, all adjustments, comprised of normal recurring accruals necessary for the fair presentation of the interim financial statements, have been included in the accompanying consolidated financial statements. Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

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

      Certain items in the previously reported consolidated financial statements were reclassified to conform to the June 30, 2001 presentation, none of which affect previously reported results of operations.

NOTE 2 - ORGANIZATION

      Effective January 25, 2001, the Company changed its name to Fog Cutter Capital Group Inc. to better reflect the opportunistic nature of its business and investments.

NOTE 3 - SIGNIFICANT TRANSACTIONS

      In February 2001, the Company (through a 26% owned Jersey, Channel Islands company known as BEP Acquisitions) closed a 42 million British pound purchase of all of the outstanding capital stock of Bourne End Properties PLC ("Bourne End"). Bourne End is a specialist investor in retail property, currently owning fifteen town shopping centers located in England and Scotland. The centers range in size from 80,000 square feet to 340,000 square feet.

      BEP Acquisitions was incorporated in Jersey, Channel Islands for the purpose of acquiring Bourne End. BEP Acquisitions is a wholly-owned subsidiary of BEP Property Holdings Limited ("BEP"), which is 26% owned by the Company, 71% owned by Merrill Lynch (Jersey) Holdings Limited (a subsidiary of Merrill Lynch & Co., Inc.) and 3% owned by Greenbau Estuary Limited. Merrill Lynch (Jersey) Holdings Limited also provided mezzanine financing. Greenbau Estuary Limited is the day-to-day manager of Bourne End.

      In March 2001, the Company converted its investment in two mortgage-backed securities into ownership of the underlying loans and real estate which had served as collateral supporting these securities. The securities, which had a carrying value of $6.6 million, were converted into loans with a carrying value of $5.5 million and real estate with a carrying value of $1.1 million.

      During the quarter ended March 31, 2001, the Company sold loans with a carrying value of $2.7 million at a gain of $0.3 million. The total proceeds from the sale were approximately $3.0 million of which $0.7 million was used to repay borrowings.

      During the quarter ended June 30, 2001, the Company sold loans with a carrying value of $4.1 million at a gain of $0.2 million. The total proceeds from the sale were approximately $4.3 million. No borrowings were repaid as a result of this transaction.

      On May 3, 2001, the Company paid a cash dividend of $0.13 per share to shareholders of record as of April 30, 2001.

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

      During the six months ended June 30, 2001 and 2000, market valuation losses and impairments of $4.1 million and $1.8 million, respectively, were recorded. During such periods, these market valuation losses and impairments related to the portfolio of mortgage-backed securities primarily reflecting higher than anticipated delinquencies, losses in loans underlying certain securities and varying prepayment speeds.

NOTE 5 - COMMITMENTS, CONTINGENCIES & OFF-BALANCE SHEET RISK

      The Company and two of its senior officers have been named, among other defendants, in a series of lawsuits related to the receivership of Capital Consultants, L.L.C. ("CCL"), an unaffiliated investment company. In their claims, multiple plaintiffs allege several theories of liability, including knowing participation in fiduciary breach and prohibited transactions under the Employee Retirement Income Security Act of 1974. The plaintiffs have not described with any specificity the proportion or share of losses and related amounts which they claim are attributable to the Company or its executives. Management has directed that the Company participate in good faith along with the other parties in confidential mediation in an effort to determine whether a mediated settlement may be achievable. In the event a mediated settlement is not achieved, management has directed that these cases be defended against vigorously. Because the cases are still in early stages of the pleadings and because the amount of discovery has been limited, the financial loss to the Company, if any, cannot be reasonably estimated at this time. Under their employment arrangements with the Company, the Company's senior officers may be entitled to indemnification by the Company. Messrs. Wiederhorn and Mendelsohn have notified the Company that they are reserving their rights to seek such indemnity. In addition, other former employees of the Company or of firms that were previously affiliated with the Company have requested indemnity from the Company for costs of their defense. The Company has not agreed to any such indemnity requests.

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

      The Company is authorized to utilize a wide variety of off-balance sheet financial techniques to assist in the management of interest rate risk. In hedging the interest rate and/or exchange rate exposure of a foreign currency denominated asset or liability, the Company may enter into hedge transactions to counter movements in the different currencies, as well as interest rates in those currencies. These hedges may be in the form of currency and interest rate swaps, options, and forwards, or combinations thereof. During the quarter ended and at June 30, 2001, the Company had no outstanding positions in these instruments.

NOTE 6 - RECENTLY ISSUED ACCOUNTING STANDARDS

      In July 2000, the Emerging Issues Task Force ("EITF") finalized the provisions of EITF Issue No. 99-20, "Recognition of Interest Income and Impairment of Purchased and Retained Beneficial Interests in Securitized Financial Assets", ("EITF 99-20"). EITF 99-20 sets forth rules for recognizing interest income and determining when securities must be written down to fair value because of other than temporary impairments. EITF 99-20 requires the prospective method of adjusting the recognition of interest income when the anticipated cash flows have either increased or decreased. Anticipated cash flows can change as the result of factors such as credit losses and prepayment rates. Pursuant to EITF 99-20, declines in fair value are to be considered other than temporary when: (i) the carrying value of the beneficial interests exceeds the fair value of such beneficial interests using current assumptions, and (ii) the timing and/or extent of cash flows expected to be received on the beneficial interests has adversely changed (as defined) from the previous valuation date.

      The effective date for adoption of EITF 99-20 was April 1, 2001. As a result of the implementation of EITF 99-20 the Company recorded a "cumulative effect of a change in accounting principle" adjustment of $1.0 million relating to other than temporary impairment of mortgage-backed securities.

NOTE 7 - SUBSEQUENT EVENTS

      During July 2001, the Company sold a mortgage-backed security with a carrying value of $5.0 million. The total proceeds from the sale were $5.1 million, of which $4.9 million was used to repay borrowings.

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

GENERAL

      Fog Cutter Capital Group Inc. ("FCCG" or the "Company") is a Nasdaq-listed corporation which focuses on the acquisition of assets where its expertise in intensive asset management, mortgage and real estate credit analysis and financial structuring can create value. The Company invests primarily in the following types of assets:

      o     mortgage-backed securities,
      o     mortgage loans,
      o     real estate, and
      o     other real estate-related investments.

RESULTS OF OPERATIONS -- SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

      NET INCOME. Our net loss for the six months ended June 30, 2001 was $6.7 million, or $0.64 per share, compared with net income of $4.9 million, or $0.47 per share, for the six months ended June 30, 2000. The net loss for the 2001 period is attributable to net interest income of $3.0 million, gain on sale of loans of $0.5 million, offset by market valuation losses and impairments on our portfolio of mortgage-backed securities of $4.1 million, the cumulative effect of a change in accounting principle of $1.0 million, the equity in losses of BEP of $0.8 million and other operating expenses of $4.3 million. The net income for the 2000 period is attributable to net interest income of $4.1 million, gain on sale of loans and securities of $5.5 million, recovery of loan losses of $0.6 million and income from real estate operations of $1.4 million, partially offset by market valuation losses and impairments on our portfolio of mortgage-backed securities of $1.8 million and other operating expenses of $4.7 million.

      NET INTEREST INCOME. Our net interest income for the six months ended June 30, 2001 was $3.0 million, compared with $4.1 million for the six months ended June 30, 2000. The decrease is primarily attributable to a reduction of assets (reflecting our sales of mortgage-backed securities and loans and paydowns of the related debt facilities), resulting in decreases in interest income on securities, loans and other investments of $1.7 million, $0.5 million and $0.1 million, respectively, partially offset by a decrease in interest expense of $1.2 million. The following tables set forth information regarding the total amount of income from interest-earning assets and expense from interest-bearing liabilities and the resulting average yields and rates:


                                                             For the Six Months Ended June 30, 2001
                                                          --------------------------------------------
                                                          Average          Interest         Annualized
                                                          Balance      Income (Expense)     Yield/Rate
                                                          --------     ----------------    -----------
                                                                    (DOLLARS IN THOUSANDS)
Interest-Earning Assets:

     Loan portfolios.................................     $ 30,802        $  1,585           10.3%
     Mortgage-backed securities available for sale...       66,302           4,150           12.5%
     Other investments...............................        3,657              87            4.8%
                                                          --------        --------         ------
         Total interest-earning assets...............     $100,761        $  5,822           11.6%
                                                          --------        --------         ------

Interest-Bearing Liabilities:

     Borrowings (1)..................................     $ 67,392        $ (2,841)           8.4%
                                                          --------        --------         ------
         Total interest-bearing liabilities..........     $ 67,392        $ (2,841)           8.4%
                                                          --------        --------         ------

     Net interest income before provision for
       loan losses/spread (2)........................                     $  2,981            3.2%
                                                                          ========         ======
     Net interest margin (3).........................                                         5.9%
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


                                                           For the Six Months Ended June 30, 2000
                                                     ----------------------------------------------------
                                                        Average            Interest         Annualized
                                                        Balance        Income (Expense)     Yield/Rate
                                                     ---------------  -------------------  --------------
                                                                   (DOLLARS IN THOUSANDS)
Interest-Earning Assets:

     Loan portfolios..................................    $ 35,355        $  2,087           11.8%
     Mortgage-backed securities available for sale....      87,159           5,838           13.4%
     Other investments................................       7,477             214            5.7%
                                                          --------        --------         ------
         Total interest-earning assets................    $129,991        $  8,139           12.5%
                                                          --------        --------         ------

Interest-Bearing Liabilities:

     Borrowings (1)...................................    $ 95,079        $ (4,004)           8.4%
                                                          --------        --------         ------
         Total interest-bearing liabilities...........    $ 95,079        $ (4,004)           8.4%
                                                          --------        --------         ------

     Net interest income before provision for loan
      losses/spread (2)...............................                    $  4,135            4.1%
                                                                          ========         ======
     Net interest margin (3)..........................                                        6.4%
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

      RECOVERY OF LOAN LOSSES. At June 30, 2001, we had $30.3 million of loans, net that are performing according to their terms with no required loan loss allowance. During the six months ended June 30, 2000, we reviewed the adequacy of loan loss reserves and recaptured the remaining reserve balance of $0.6 million.

      REAL ESTATE OPERATIONS. Our real estate operations represent activity from our investment in various office buildings, retail stores, and other commercial property located in Oregon, California and the United Kingdom. During the six months ended June 30, 2001, we realized no income from real estate operations, compared with net income of $1.4 million for the six months ended June 30, 2000. This decrease was primarily attributable to a gain on the sale of real estate in the prior period of $1.0 million and the elimination of net rental income from office properties located in Portland, Oregon which were sold during the prior year.

      MARKET VALUATION LOSSES AND IMPAIRMENTS. The term "Market Valuation Losses and Impairments" as used herein refers to impairment losses recognized primarily on our mortgage-backed securities and loan portfolios. During the six months ended June 30, 2001 and 2000, market valuation losses and impairments of $4.1 million and $1.8 million, respectively, were recorded. In addition, during 2001, we recorded the cumulative effect of a change in accounting principle of $1.0 million relating to the impairment of mortgage-backed securities. These charges to the portfolio of mortgage-backed securities primarily reflect higher than anticipated delinquencies, losses in loans underlying certain securities, and varying prepayment speeds.

RESULTS OF OPERATIONS -- QUARTER ENDED JUNE 30, 2001 COMPARED TO QUARTER ENDED JUNE 30, 2000

      NET INCOME. Our net loss for the quarter ended June 30, 2001 was $1.9 million, or $0.18 per share, compared with net income of $2.4 million, or $0.23 per share, for the quarter ended June 30, 2000. The net loss for the 2001 period was primarily due to the cumulative effect of a change in accounting principle of $1.0 million and the equity in losses of BEP of $0.6 million. The net income for the 2000 period is attributable to net interest income of $1.9 million, gain on sale of securities of $2.0 million, recovery of loan losses of $0.6 million and income from real estate operations of $0.4 million, partially offset by other operating expenses of $2.6 million.

      NET INTEREST INCOME. Our net interest income for the quarter ended June 30, 2001 was $1.4 million, compared with $1.9 million for the quarter ended June 30, 2000. The decrease is primarily attributable to a reduction of assets (reflecting our sales of mortgage-backed securities and loans and paydowns of the related debt facilities), resulting in decreases in interest income on securities, loans and other investments of $0.6 million, $0.2 million and $0.1 million, respectively, partially offset by a decrease in interest expense of $0.4 million. The following tables set forth information regarding the total amount of income from interest-earning assets and expense from interest-bearing liabilities and the resulting average yields and rates:


                                                          For the Quarter Ended June 30, 2001
                                                     ---------------------------------------------
                                                       Average          Interest        Annualized
                                                       Balance      Income (Expense)    Yield/Rate
                                                     ------------   ----------------    ----------
                                                                 (DOLLARS IN THOUSANDS)
Interest-Earning Assets:

     Loan portfolios................................      $30,282        $   761           10.1%
     Mortgage-backed securities available for sale..       61,401          1,899           12.4%
     Other investments..............................        3,063             27            3.5%
                                                          -------        -------         ------
         Total interest-earning assets..............      $94,746        $ 2,687           11.3%
                                                          -------        -------         ------

Interest-Bearing Liabilities:

     Borrowings (1).................................      $65,585        $(1,270)           7.7%
                                                          -------        -------         ------
         Total interest-bearing liabilities.........      $65,585        $(1,270)           7.7%
                                                          -------        -------         ------

     Net interest income before provision for
       loan losses/spread (2).......................                     $ 1,417            3.6%
                                                                         =======         ======
     Net interest margin (3)........................                                        6.0%
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


                                                             For the Quarter Ended June 30, 2000
                                                       ----------------------------------------------
                                                          Average        Interest         Annualized
                                                          Balance     Income (Expense)     Yield/Rate
                                                       ------------   ----------------    -----------
                                                                   (DOLLARS IN THOUSANDS)
Interest-Earning Assets:

     Loan portfolios.................................     $ 35,132        $    983           11.2%
     Mortgage-backed securities available for sale...       82,858           2,502           12.1%
     Other investments...............................        7,762             134            6.9%
                                                          --------        --------         ------
         Total interest-earning assets...............     $125,752        $  3,619           11.5%
                                                          --------        --------         ------

Interest-Bearing Liabilities:

     Borrowings (1)..................................     $ 89,953        $ (1,708)           7.6%
                                                          --------        --------         ------
         Total interest-bearing liabilities..........     $ 89,953        $ (1,708)           7.6%
                                                          --------        --------         ------

     Net interest income before provision for loan
      losses/spread (2)..............................                     $  1,911            3.9%
                                                                          ========         ======
     Net interest margin (3).........................                                         6.1%
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

      RECOVERY OF LOAN LOSSES. At June 30, 2001, we had $30.3 million of loans, net that are performing according to their terms with no required loan loss allowance. During the quarter ended June 30, 2000, we reviewed the adequacy of loan loss reserves and recaptured the remaining reserve balance of $0.6 million.

      REAL ESTATE OPERATIONS. Our real estate operations represent activity from our investment in various office buildings, retail stores, and other commercial property located in Oregon, California and the United Kingdom. During the quarter ended June 30, 2001, we realized no income from real estate operations, compared with net income of $0.4 million for the quarter ended June 30, 2000. The decrease is primarily the result of a reduction in assets, reflecting sales of real estate during the last half of 2000.

CHANGES IN FINANCIAL CONDITION

      GENERAL. Total assets decreased from approximately $150.3 million at December 31, 2000 to approximately $135.8 million at June 30, 2001. Total liabilities decreased from approximately $94.7 million at December 31, 2000 to approximately $85.7 million at June 30, 2001. Stockholders' equity decreased by approximately $5.5 million resulting primarily from net loss of $6.7 million for the six months ended June 30, 2001.

      SECURITIES AVAILABLE FOR SALE. The balance of mortgage-backed securities available for sale decreased from $74.7 million at December 31, 2000 to $61.6 million at June 30, 2001. The decrease in the balance of mortgage-backed securities was primarily due to the reclassification of $6.6 million of securities to loans and real estate, the sale of securities with a carrying value of $2.4 million and a reduction in market value of $4.8 million. These decreases were partially offset by the acquisition of $0.7 million of mortgage-backed securities.

      We mark our securities portfolio to fair value at the end of each month based upon broker/dealer valuations (if available), subject to an internal review process. For those securities that do not have an available market quotation, we determine the fair value of the securities by modeling the anticipated cash flows using certain estimates (e.g. prepayment speeds, default rates, severity of losses, and discount rate). Because our subordinated securities may not be readily marketable, as trading activity may be infrequent, the market value is typically available from only a small group of broker/dealers, and in many cases, only one broker/dealer. As of each reporting period, we evaluate whether and to what extent any unrealized decline in value is to be recognized as other than temporary.

      At June 30, 2001, securities available for sale were as follows:


                                                  Gross           Gross
                                Amortized       Unrealized      Unrealized
                                 Cost (1)         Gains           Losses         Fair Value
                               -----------     -----------      ----------       ----------
                                                  (DOLLARS IN THOUSANDS)

Mortgage-backed securities     $    62,135     $       318      $     (867)      $   61,586
                               ===========     ===========      ==========       ==========

----------
(1) The amortized cost of the securities reflects the market valuation losses and impairments discussed above and excludes accrued interest of $0.1 million.

      LOANS, NET. During the six months ended June 30, 2001, our loans, net decreased by approximately $0.1 million due primarily to the acquisition and subsequent sale of approximately $5.5 million of loans acquired through the restructuring of mortgage-backed securities previously owned by the Company.

      BORROWINGS. Borrowings decreased by approximately $7.4 million during the six months ended June 30, 2001, primarily due to scheduled principal payments and currency adjustments for foreign denominated debt.

      STOCKHOLDERS' EQUITY. Stockholders' equity decreased by approximately $5.5 million during the six months ended June 30, 2001 primarily due to our net loss of $6.7 million and the dividend declared of $1.4 million, partially offset by decreases in other comprehensive loss of $2.6 million.

LIQUIDITY AND CAPITAL RESOURCES

      Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund investments, engage in loan acquisition and lending activities, meet collateral calls and for other general business purposes. The primary sources of funds for liquidity during the six months ended June 30, 2001 consisted of net cash provided by investing activities, including the cash repayments related to our mortgage-backed securities and loan portfolios.

      Our borrowings and the availability of further borrowings are substantially affected by, among other things, changes in interest rates, changes in market spreads whereby the market value of the collateral securing such borrowings may decline substantially, or decreases in credit quality of underlying assets. In the event of declines in market value or credit quality, we may be required to provide additional collateral for, or repay a portion of outstanding balances of, our short-term borrowing facilities. As of June 30, 2001, we had no outstanding collateral calls. For additional information with respect to our monthly mark-to-market of our securities available for sale portfolio, see "CHANGES IN FINANCIAL CONDITION-SECURITIES AVAILABLE FOR SALE."

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

      At June 30, 2001, we had total consolidated secured indebtedness of $81.6 million, as well as $4.1 million of other liabilities. The consolidated secured indebtedness consisted of (i) $31.8 million of repurchase agreements secured by $14.0 million of mortgage-backed securities and $25.0 million of loans, (ii) lines of credit aggregating $1.1 million which are secured by loans and securities and (iii) $48.7 million outstanding of other borrowings maturing between 2001 and 2020 which are secured by real estate and mortgage-backed securities. Approximately $32.8 million of this indebtedness had terms which allowed the lender to request additional collateral if the value of the underlying collateral declined (including financing facilities for both mortgage-backed securities and loans).

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices, and equity prices. Although the Company's exposure to foreign currency fluctuations has increased over the past year, the primary market risk to which the Company is exposed is interest rate risk, which is highly sensitive to many factors, including governmental, monetary and tax policies, domestic and international economic and political considerations, and other factors beyond the control of the Company. Changes in the general level of interest rates can affect the Company's net interest income, which is the difference between the interest income earned on interest-earning assets and the interest expense incurred in connection with its interest-bearing liabilities, by affecting the spread between the Company's interest-earning assets and interest-bearing liabilities. Changes in the level of interest rates also can affect, among other things, the ability of the Company to acquire loans, the value of the Company's mortgage-backed securities and other interest-earning assets, and its ability to realize gains from the sale of such assets.

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

      The following tables quantify the potential changes in net interest income and net portfolio value as of June 30, 2001 should interest rates go up or down (shocked) by 100 to 400 basis points, assuming the yield curves of the rate shocks will be parallel to each other and instantaneous. Net portfolio value is calculated as the sum of the value of off-balance sheet instruments and the present value of cash in-flows generated from interest-earning assets net of cash out-flows in respect of interest-bearing liabilities. The cash flows associated with the loan portfolios and securities available for sale are calculated based on prepayment and default rates that vary by asset but not by changes in interest rates. Projected losses, as well as prepayments, are generated based upon the actual experience with the subject pool, as well as similar, more seasoned pools. To the extent available, loan characteristics such as loan-to-value ratio, interest rate, credit history and product types are used to produce the projected loss and prepayment assumptions that are included in the cash flow projections of the securities. The following tables apply the U.S. Treasury yield curve generally for assets and LIBOR for repurchase agreement liabilities and assume a uniform change in both rates. The tables assume that changes in interest rates occur instantaneously. The tables also reflect that the Company has a significant exposure to LIBOR rates since its repurchase agreement borrowings are generally based on LIBOR rates. Actual results could differ significantly from those estimated in the tables.


                           Projected Percent Change in
      -----------------------------------------------------------------

        Change in Interest         Net Interest        Net Portfolio
             Rates (1)                Income               Value
      ------------------------  -------------------  ------------------
           -400Basis Points           34.6%                14.3%
           -300Basis Points           26.0%                10.4%
           -200Basis Points           17.3%                 6.7%
           -100Basis Points            8.7%                 3.2%
              0Basis Points            0.0%                 0.0%
            100Basis Points           -8.7%                -3.0%
            200Basis Points          -17.3%                -5.8%
            300Basis Points          -26.0%                -8.5%
            400Basis Points          -34.6%               -10.9%

----------
(1) Assumes that uniform changes occur instantaneously in both the yield on 10-year U.S. Treasury notes and the interest rate applicable to U.S. dollar deposits in the London interbank market.


                                Change in Monthly        Change in
        Change in Interest         Net Interest        Net Portfolio
             Rates (1)                Income               Value
      ------------------------  -------------------  ------------------
           -400Basis Points        $ 136,973             $ 7,192,571
           -300Basis Points        $ 102,730             $ 5,199,181
           -200Basis Points        $  68,487             $ 3,343,750
           -100Basis Points        $  34,243             $ 1,614,278
              0Basis Points               --                      --
            100Basis Points        $ (34,243)            $(1,508,757)
            200Basis Points        $ (68,487)            $(2,920,708)
            300Basis Points        $(102,730)            $(4,243,717)
            400Basis Points        $(136,973)            $(5,484,897)

----------
(1) Assumes that uniform changes occur instantaneously in both the yield on 10-year U.S. Treasury note and the interest rate applicable to U.S. dollar deposits in the London interbank market.

      The following table sets forth information as to the type of funding used to finance the Company's assets as of June 30, 2001. As indicated in the table, a large percentage of the Company's fixed-rate assets are financed by floating-rate liabilities and the Company's variable-rate assets are generally funded by variable-rate liabilities which use the same index.

                             Assets and Liabilities
                               As of June 30, 2001
                             (Dollars in thousands)


                                                 Assets            Interest         Liabilities     Interest
                                                 ------            --------         -----------     --------
Interest-Bearing Assets
-----------------------
Fixed-Rate Assets, Financed Floating.........  $       61,210       Fixed          $        46,173    LIBOR
Fixed-Rate Assets, No Financing..............           5,654       Fixed                       --    None
Floating-Rate Assets, Financed Floating......          25,000       LIBOR                   18,887    LIBOR
Cash and Cash Equivalents....................           2,214     Fed Funds                     --    None
                                               --------------                      ---------------
                  Subtotal...................          94,078                               65,060

Other Assets
------------
Investments in Real Estate...................          24,502        N/A                    16,498    Fixed
Investments in WFSG and affiliates, net......           7,606        N/A                        --    None
Investment in BEP............................           5,574        N/A                        --    None
Other........................................           4,043        N/A                        --    None
                                               --------------                      ---------------
                  Subtotal...................          41,725                               16,498

Liability Only
--------------
Dividends....................................              --                                  859    Fixed
Accounts Payable and Accrued Liabilities.....              --                                3,246    None
                                               --------------                      ---------------
                  Subtotal...................              --                                4,105

---------------------------------------------------------------------------------------------------------------
                  Total                        $      135,803                      $        85,663
===============================================================================================================


      Asset and liability management involves managing the timing and magnitude of the repricing of assets and liabilities. It is the objective of the Company to attempt to control risks associated with interest rate movements. Asset and liability management can utilize a wide variety of off-balance sheet financial techniques to assist it in the management of interest rate risk. For example, in hedging the interest rate and exchange rate exposure of a foreign currency denominated asset or liability, we may enter into hedge transactions to counter movements in the different currencies as well as interest rates in those currencies. These hedges may be in the form of currency and interest rate swaps, options, and forwards, or combinations thereof. No such techniques were in use during the six months ended and at June 30, 2001.

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

      The following tables set forth the estimated maturity or repricing of the Company's interest-earning assets and interest-bearing liabilities at June 30, 2001 (dollars in thousands):



                                             Within        4 to 12     One Year to     More than
                                             3 Months       Months       3 Years        3 Years         Total
                                             --------      --------      --------       --------       --------
Interest-sensitive assets(1):
---------------------------
Cash and cash equivalents.................   $  2,214      $     --      $     --       $     --       $  2,214
Securities available for sale.............         --            --            --         61,586         61,586
Loans(2)..................................     25,198           391           891          3,798         30,278
                                             --------      --------      --------       --------       --------
Total rate-sensitive assets...............   $ 27,412      $    391      $    891       $ 65,384       $ 94,078
                                             ========      ========      ========       ========       ========

Interest-sensitive liabilities:
------------------------------
Borrowings................................   $ 13,939      $     --      $  1,046       $ 66,573       $ 81,558
Dividends payable.........................        859            --            --             --            859
                                             --------      --------      --------       --------       --------
Total rate-sensitive liabilities..........   $ 14,798      $     --      $  1,046       $ 66,573       $ 82,417
                                             ========      ========      ========       ========       ========

Interest rate sensitivity gap.............   $ 12,614      $    391      $   (155)      $ (1,189)
Cumulative interest rate sensitivity gap..   $ 12,614      $ 13,005      $ 12,850       $ 11,661
Cumulative interest rate sensitivity
  gap as a percentage of total rate-
  sensitive assets........................         13%           14%           14%            12%


----------
(1)   Real estate property holdings are not considered interest rate sensitive.
(2) Amortizing fixed rate loans are assumed to prepay at a Constant Prepayment Rate ("CPR") of 10%.

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

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

      The Company, Fog Cap L.P. (a subsidiary of the Company and formerly known as Wilshire Real Estate Partnership L.P.) and its two top executives, Messrs. Wiederhorn and Mendelsohn, have been named in a series of lawsuits relating to the receivership of Capital Consultants, L.L.C. ("CCL"). The cases are TOM HAZZARD, ET AL., V. CCL, ET AL., U.S. District Court of Oregon, Civil No. CV 00-1338-HU; MARK EIDEM, ET AL., V. TRUSTEES UNITED ASSN. UNION LOCAL 290, ET AL., U.S. District Court of Oregon, Civil No. CV 00-1446-HA; NANCY SCHULTZ, ET AL., V. GARY KIRKLAND, ET AL., U.S. District Court of Oregon, Civil No. CV 00-1377-HA; LARRY MILLER, ET AL., V. LEE CLINTON, ET AL., U.S. District Court of Oregon, Civil No. CV00-1317-HA; SALVATORE J. CHILIA, ET AL., V. CCL, ET AL., U.S. District Court of Oregon, Civil No. CV 00-1633 JE; and MADOLE V. CAPITAL CONSULTANTS ET. AL., U.S. District Court of Oregon, Civil No. CV 00-1600-HU. In the HAZZARD, CHILIA and MADOLE cases, the trustees of several Taft-Hartley trusts filed suit against CCL and several individuals and organizations CCL did business with (including the Company and Messrs. Wiederhorn and Mendelsohn). In the EIDEM, SCHULTZ and MILLER cases, the trustees who are plaintiffs in HAZZARD are in turn named as defendants in class action suits filed by beneficiaries of the Taft-Hartley trusts on which they serve as plaintiff-trustees. In the cases in which the trustees are defendants, they have filed third-party complaints against several parties, including the Company and Messrs. Wiederhorn and Mendelsohn. In addition, a group of investors that are not Taft-Hartley trusts have filed a similar complaint against the same defendants, as well as other individuals not named in the prior complaints, in the case of AMERICAN FUNERAL & CEMETERY TRUST SERVICES ET. AL. v CAPITAL CONSULTANTS ET. AL., U.S. District Court of Oregon, Civil No. 01-00609-HU. The complaints and third-party complaints are all virtually identical. They include claims against the Company, Messrs. Wiederhorn and Mendelsohn alleging breaches of fiduciary duties under the Employee Retirement Income Security Act of 1974 ("ERISA"); knowing participation in a fiduciary breach under ERISA; knowing participation in a prohibited transaction under ERISA; knowing transfer of trust assets under ERISA; negligence; common law claim for breach of fiduciary duty; tortious interference with contract; conversion; constructive trust, restitution and unjust enrichment; fraud; state securities law claims; and breach of contract. The suits also allege claims against Messrs. Wiederhorn and Mendelsohn of tortious interference with business relationships between the Taft-Hartley trusts and CCL, as well as violations of the Racketeering Influenced and Corrupt Organization provisions of the Organized Crime Control Act of 1970, 18 U.S.C. Section 1961-1965 ("RICO"). The claimants also seek attorneys' fees under their ERISA and RICO claims.

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

      Although these cases were filed during the period between October 2000 and April 2001, they are still in preliminary stages of pleading and discovery. CCL was placed in receivership by the Department of Labor and the Securities and Exchange Commission in the cases of SEC V.

      CAPITAL CONSULTANTS, L.L.C., et. al., U.S. District Court of Oregon, Case No. 00-1290-KI, and HERMAN V. CAPITAL CONSULTANTS, L.L.C., et. al., U.S. District Court of Oregon, Case No. 001291-KI. When the receivership order was entered, the court stayed other proceedings against CCL for several weeks. Once the stay was partially lifted, the parties deferred discovery and delayed the filing of any answers or legal challenges to the sufficiency of the pleadings in order to facilitate a confidential global mediation process. U.S. Circuit Court Judge Edward Leavy of the Ninth Circuit Court of Appeals has been selected as the mediator. Discovery and motion practice has been stayed pending the outcome of the mediation, excepting only a limited amount of document production by all of the parties to the litigation. No motions challenging the sufficiency of the claimants' claims have been filed or heard, and the Company and other defendants have not yet filed their answers or any cross-claims that they may have among themselves. No discovery depositions have been taken.

      The plaintiffs and third-party plaintiffs in the CCL litigation claim total losses by the various plaintiffs against all defendants in the range of $400 million. Approximately $160 million of this amount arises from losses on investments which plaintiffs allege relate to Messrs. Wiederhorn and Mendelsohn and companies with which they were affiliated, for which plaintiffs allege the Company shares some portion of the liability. Additional damages are claimed for prejudgment interest dating from the date of each investment under securities law claims under which plaintiffs are seeking rescission remedies. The RICO claims include additional claims for triple damages and the tort claims include claims for punitive damages. Attorneys' fees are also sought under the ERISA, RICO and securities law claims.

      The mediation process has been ongoing since May, 2001. Management has directed that the Company participate in good faith along with the other parties in the confidential mediation in an effort to determine whether a mediated settlement may be achievable. In the event a mediated settlement is not achieved, management has directed that these cases be defended against vigorously. Because the cases are still in early stages of the pleadings and because the amount of discovery has been limited, the financial loss to the Company, if any, cannot be reasonably estimated at this time

      The employment agreements between the Company and Messrs. Wiederhorn and Mendelsohn contain provisions under which they may be entitled to indemnity for litigation expenses and personal losses that are attributable to actions which they took on account of their positions as directors or officers of the Company. Messrs. Wiederhorn and Mendelsohn have notified the Company that they are reserving their rights to seek such indemnity. In addition, other former employees of the Company or of firms that were previously affiliated with the Company have been named as parties or have been requested to respond to discovery requests and/or government investigations regarding the collapse of CCL. Several of these individuals have requested indemnity from the Company for the costs of their defense. The Company has not agreed to any such indemnity requests.

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

        None.

ITEM 5. OTHER INFORMATION.

        Not Applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a) Exhibits

               11    Computation of Per Share Earnings

        (b) Reports on Form 8-K:

         A form 8-K was filed with the Securities and Exchange Commission on June 7, 2001 by the Company announcing the resignation of Chris Tassos as Chief Financial Officer and naming R. Scott Stevenson as Senior Vice President-Chief Financial Officer.

                                   SIGNATURES

      Pursuant to the requirements of the exchange act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

        Fog Cutter Capital Group Inc.

            By:  /s/ Lawrence A. Mendelsohn
            -------------------------------------------------
            Lawrence A. Mendelsohn
            President


            By:  /s/ R. Scott Stevenson
            -------------------------------------------------
            R. Scott Stevenson
            Senior Vice President and Chief Financial Officer




Date:  August 17, 2001