Form 10-Q
period 2001-09-30
FOG CUTTER CAPITAL GROUP INC
filed 2001-11-13
CIK 1048566

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2001

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

                            1410 SW JEFFERSON STREET
                               PORTLAND, OR 97201
               (Address of principal executive offices) (Zip Code)
                                 (503) 721-6500
              (Registrant's telephone number, including area code)
                             1631 SW COLUMBIA STREET
                               PORTLAND, OR 97201
                                (Former address)
         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ No__.

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                    CLASS                      OUTSTANDING AT SEPTEMBER 30, 2001
  Common Stock, par value $0.0001 per share            10,507,413 shares


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

                                    I N D E X

                                                                        PAGE NO.
                                                                        --------

PART I--FINANCIAL INFORMATION

Item 1.  Interim Financial Statements (Unaudited):

         Consolidated Statements of Financial Condition.......................3

         Consolidated Statements of Operations................................4

         Consolidated Statement of Changes in Stockholders' Equity............6

         Consolidated Statements of Cash Flows................................7

         Notes to Consolidated Financial Statements...........................8

Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations.............................................11

Item 3.  Quantitative and Qualitative Disclosures about Market Risk..........18


PART II--OTHER INFORMATION

Item 1.  Legal Proceedings...................................................23

Item 2.  Changes in Securities and Use of Proceeds...........................25

Item 3.  Defaults Upon Senior Securities.....................................25

Item 4.  Submission of Matters to a Vote of Security Holders.................25

Item 5.  Other Information...................................................25

Item 6.  Exhibits and Reports on Form 8-K....................................25

Signatures ..................................................................26

PART I -- FINANCIAL INFORMATION

ITEM 1.  INTERIM FINANCIAL STATEMENTS

                          FOG CUTTER CAPITAL GROUP INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


                                                            September 30,  December 31,
                                                                 2001            2000
                                                            -------------  ------------
ASSETS                                                        (Unaudited)
     Cash and cash equivalents ............................   $   1,702    $   3,394
     Securities available for sale, at fair value .........      52,880       74,731
     Loans, net ...........................................      29,848       30,404
     Investments in real estate held for sale .............      23,642       24,767
     Investments in WFSG and affiliates, net ..............       7,104        5,593
     Investment in BEP ....................................       5,432        6,719
     Accrued interest receivable ..........................         359          522
     Other assets .........................................       3,988        4,174
                                                              ---------    ---------
         Total assets .....................................   $ 124,955    $ 150,304
                                                              =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY

   Liabilities:
     Borrowings ...........................................   $  75,731    $  88,930
     Accounts payable and accrued liabilities .............       2,981        4,006
     Dividends payable ....................................         859        1,717
                                                              ---------    ---------
         Total liabilities ................................      79,571       94,653
                                                              ---------    ---------

   Commitments and Contingencies (see Note 5)

   Stockholders' Equity:
     Preferred stock, $.0001 par value; 25,000,000 shares
       authorized; no shares issued and outstanding .......          --           --
     Common stock, $.0001 par value; 200,000,000 shares
       authorized; 11,500,100 shares issued; and 10,507,413
       shares outstanding .................................     166,981      166,981
     Treasury stock; 992,687 common shares, at cost .......      (2,171)      (2,171)
     Accumulated deficit ..................................    (118,594)    (106,077)
     Recourse loans to officers to acquire stock ..........      (1,066)      (1,026)
     Accumulated other comprehensive income (loss) ........         234       (2,056)
                                                              ---------    ---------
         Total stockholders' equity .......................      45,384       55,651
                                                              ---------    ---------
         Total liabilities and stockholders' equity .......   $ 124,955    $ 150,304
                                                              =========    =========


The accompanying notes are an integral part of these consolidated financial statements.

                          FOG CUTTER CAPITAL GROUP INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


                                                           Quarter Ended         Nine Months Ended
                                                           September 30,           September 30,
                                                       --------------------    --------------------
                                                         2001        2000        2001        2000
                                                       --------    --------    --------    --------
Net interest income:
    Loans ..........................................   $    673    $    936    $  2,199    $  3,023
    Securities .....................................      1,715       2,623       5,865       8,461
    Other investments ..............................         31         123         177         338
                                                       --------    --------    --------    --------
       Total interest income .......................      2,419       3,682       8,241      11,822
    Interest expense ...............................      1,054       1,916       3,895       5,920
                                                       --------    --------    --------    --------
       Net interest income before provision for loan
         losses ....................................      1,365       1,766       4,346       5,902
    Recovery of loan losses ........................         --          --          --         555
                                                       --------    --------    --------    --------
       Net interest income after recovery of loan
         losses ....................................      1,365       1,766       4,346       6,457
                                                       --------    --------    --------    --------

Real estate operations:
    Operating income ...............................        679       1,324       1,885       4,151
    Operating expense ..............................       (111)        (84)       (339)       (419)
    Interest expense ...............................       (343)       (760)     (1,046)     (2,349)
    Gain on sale of real estate ....................        141       1,020         141       2,114
    Depreciation ...................................       (133)       (278)       (400)       (862)
                                                       --------    --------    --------    --------
         Total real estate operations ..............        233       1,222         241       2,635
                                                       --------    --------    --------    --------

Other operating (loss) income:
    Equity in loss in BEP ..........................       (361)         --      (1,163)         --
    Gain on sale of loans and securities ...........        452          --       1,002       5,500
    Market valuation losses and impairments ........     (4,619)       (500)     (8,700)     (2,291)
    Other revenue ..................................        (31)       (122)       (147)       (175)
                                                       --------    --------    --------    --------
         Total other operating (loss) income .......     (4,559)       (622)     (9,008)      3,034
                                                       --------    --------    --------    --------

Operating expenses:
    Compensation and employee benefits .............        672         992       2,932       3,499
    Professional fees ..............................        222         342         781       1,398
    Other ..........................................        573         762       1,996       1,906
                                                       --------    --------    --------    --------
         Total operating expenses ..................      1,467       2,096       5,709       6,803
                                                       --------    --------    --------    --------

Net (loss) income before provision for income taxes
    and cumulative effect of a change in accounting
     principle .....................................     (4,428)        270     (10,130)      5,323
Provision (benefit) for income taxes ...............         --        (125)         --          --
                                                       --------    --------    --------    --------
Net (loss) income before cumulative effect of a ....     (4,428)        395     (10,130)      5,323
    change in accounting principle
Cumulative effect of a change in accounting ........         --          --      (1,021)         --
                                                       --------    --------    --------    --------
Net (loss) income ..................................   $ (4,428)   $    395    $(11,151)   $  5,323
                                                       ========    ========    ========    ========



The accompanying notes are an integral part of these consolidated financial statements.

                          FOG CUTTER CAPITAL GROUP INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)
                                   (Unaudited)
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


                                                               Quarter Ended              Nine Months Ended
                                                               September 30,                 September 30,
                                                       --------------------------    --------------------------
                                                           2001           2000           2001          2000
                                                       ------------   -----------    -----------    -----------
Basic and diluted net (loss) income per share before
    cumulative effect of a change in accounting
     principle........................................ $     (0.42)   $       .04    $     (0.96)   $       .51
Cumulative effect of a change in accounting
    principle per share...............................          --             --           (.10)            --
                                                       -----------    -----------    -----------    -----------
Basic and diluted net (loss) income per share......... $     (0.42)   $       .04    $     (1.06)   $       .51
                                                       ===========    ===========    ===========    ===========

Weighted average shares outstanding...................  10,507,413     10,507,413     10,507,413     10,507,413



The accompanying notes are an integral part of these consolidated financial statements.

                          FOG CUTTER CAPITAL GROUP INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                               Recourse
                                                                                               Loans to    Accumulated
                                     Common Stock        Treasury Stock                      Officers to      Other
                              ------------------------ ---------------------    Accumulated    Acquire    Comprehensive
                               Shares (1)     Amount    Shares      Amount       Deficit         Stock     Income(Loss)     Total
                              -----------   ---------- --------   ----------   ------------  -----------   ------------  ----------
Balance at January 1, 2001 ..  10,507,413   $  166,981  992,687   $   (2,171)  $ (106,077)   $   (1,026)   $   (2,056)   $   55,651
Comprehensive loss:
  Net loss ..................          --           --       --           --      (11,151)           --            --       (11,151)
  Other comprehensive loss:
   Foreign currency .........          --           --       --           --           --            --           (78)          (78)
   Unrealized holding losses
    on securities available
    for sale ................          --           --       --           --           --            --        (5,936)       (5,936)
   Reclassification
    adjustment for net losses
    on securities included in
    net loss ................          --           --       --           --           --            --         8,304         8,304
                                                                                                                         ----------
Total comprehensive loss ....                                                                                                (8,861)
Loans to officers, net ......          --           --       --           --           --           (40)           --           (40)
Dividends declared ..........          --           --       --           --       (1,366)           --            --        (1,366)
                               ----------   ----------  -------   ----------   ----------    ----------    ----------    ----------
Balance at September 30, 2001  10,507,413   $  166,981  992,687   $   (2,171)  $ (118,594)   $   (1,066)   $      234    $   45,384
                               ==========   ==========  =======   ==========   ==========    ==========    ==========    ==========


----------
(1) Issued and outstanding.


The accompanying notes are an integral part of these consolidated financial statements.

                          FOG CUTTER CAPITAL GROUP INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (DOLLARS IN THOUSANDS)


                                                              Quarter Ended     Nine Months Ended
                                                              September 30,        September 30,
                                                        ---------------------   --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                      2001        2000       2001        2000
                                                        ---------   ---------   ---------   --------
  Net (loss) income                                     $ (4,428)   $    395    $(11,151)   $  5,323
  Adjustments to reconcile net income to net
    cash provided by (used in)
    operating activities:
   Depreciation                                              183         336         549         963
   Amortization of premiums and accretion of
     discounts, net                                           --          --          --        (145)
   Recovery of loan losses                                    --          --          --        (555)
   Market valuation losses and impairments                 4,619         500       8,700       2,291
   Loss on foreign currency translation                       --          16         116          69
   Gain on sale of securities available for sale            (452)         --        (452)     (5,342)
   Gain on sale of real estate                              (141)     (1,020)       (141)     (2,114)
   Gain on sale of loans                                      --          --        (550)       (158)
   Loss on sale of other assets                               31          --          31          --
   Equity in losses in BEP                                   361          --       1,163          --
   Cumulative effect in a change in accounting
     principle                                                --          --       1,021          --
   Change in:
    Investments in WFSG and affiliates, net                   --       2,292          --       2,956
    Accrued interest receivable                             (135)          7          94         278
    Other assets                                            (298)        230         (17)        (68)
    Accounts payable and accrued liabilities                (293)       (309)     (1,024)        297
                                                        --------    --------    --------    --------
  Net cash (used in) provided by operating activities       (553)      2,447      (1,661)      3,795
                                                        --------    --------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Repayments of securities available for sale                160       1,854       1,006       3,005
  Purchase of securities available for sale                   --          --        (695)    (19,481)
  Proceeds from sale of loans                                 --          --       7,304         396
  Proceeds from sale of securities available for
    sale                                                   5,017          --       7,361      44,368
  Purchase of loans and discounted loans                    (100)        (87)     (1,293)       (188)
  Principal repayments on loans and discounted
     loans                                                    11          14          38       1,939
  Proceeds from sale of real estate                        1,441       3,036       1,539      11,810
  Other                                                      (21)       (799)        (69)       (799)
                                                        --------    --------    --------    --------
  Net cash provided by investing activities                6,508       4,018      15,191      41,050
                                                        --------    --------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                 1,028          --       1,488      11,069
  Repayments on borrowings                                (7,496)     (7,159)    (14,472)    (54,346)
  Payment of dividends                                        --          --      (1,366)         --
  Other                                                       --      (1,308)       (858)     (1,333)
                                                        --------    --------    --------    --------
  Net cash used in financing activities                   (6,468)     (8,467)    (15,208)    (44,610)
                                                        --------    --------    --------    --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                        1          83         (14)          4
                                                        --------    --------    --------    --------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS        (512)     (1,919)     (1,692)        239
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD           2,214       8,020       3,394       5,862
                                                        --------    --------    --------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD              $  1,702    $  6,101    $  1,702    $  6,101
                                                        ========    ========    ========    ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for interest                                $  1,455    $  2,791    $  5,050    $  8,847
  Cash paid for taxes                                   $     --    $     --    $     --    $     --



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

         In the Company's opinion, all adjustments, comprised of normal recurring accruals necessary for the fair presentation of the interim financial statements, have been included in the accompanying consolidated financial statements. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

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

         Certain items in the previously reported consolidated financial statements were reclassified to conform to the September 30, 2001 presentation, none of which affect previously reported results of operations.

NOTE 2 - ORGANIZATION

         Effective January 25, 2001, the Company changed its name to Fog Cutter Capital Group Inc. to better reflect the opportunistic nature of its business and investments.

NOTE 3 - SIGNIFICANT TRANSACTIONS

         In February 2001, the Company (through a 26% owned Jersey, Channel Islands company known as BEP Acquisitions) purchased all of the outstanding capital stock of Bourne End Properties PLC ("Bourne End") for 42 million British pounds. Bourne End is a specialist investor in retail property, currently owning fifteen town shopping centers located in England and Scotland. The centers range in size from 80,000 square feet to 340,000 square feet.

         BEP Acquisitions was incorporated in Jersey, Channel Islands for the purpose of acquiring Bourne End. BEP Acquisitions is a wholly-owned subsidiary of BEP Property Holdings Limited ("BEP"), which is 26% owned by the Company, 71% owned by Merrill Lynch (Jersey) Holdings Limited (a subsidiary of Merrill Lynch & Co., Inc.) and 3% owned by Greenbau Estuary Limited. A related company of Merrill Lynch (Jersey) Holdings Limited also provided mezzanine financing.

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

NOTE 4 - MARKET VALUATION LOSSES AND IMPAIRMENTS

         On an ongoing basis, the Company evaluates the carrying value of its securities portfolio, which is accounted for as available-for-sale. To the extent differences between the book basis of the securities and their current market values are deemed to be temporary in nature, such unrealized gains or losses are reflected directly in equity as "other comprehensive income or loss." In calculating the extent to which declines in the value of available-for-sale securities are other than temporary, the Company analyzes actual performance of the securities and underlying collateral, including prepayment and default statistics, as well as expectations for such performance in the future. To the extent reasonable expectations for future performance are not likely to offset declines in current market valuations, a write-down is recorded in "Market Valuation Losses and Impairments" in the consolidated statement of operations.

         During the nine months ended September 30, 2001 and 2000, market valuation losses and impairments of $8.7 million and $2.3 million, respectively, were recorded. During the 2001 period, $8.2 million of these market valuation losses and impairments related to the portfolio of mortgage-backed securities, primarily reflecting higher than anticipated delinquencies, losses in loans underlying certain securities and rising prepayment speeds. The remaining $0.5 million related to a market yield adjustment on a loan held for sale. During the 2000 period, the market valuation losses and impairments related to the portfolio of mortgage-backed securities.

NOTE 5 - COMMITMENTS, CONTINGENCIES & OFF-BALANCE SHEET RISK

         The Company and two of its senior officers have been named, among other defendants, in a series of lawsuits related to the receivership of Capital Consultants, L.L.C. ("CCL"), an unaffiliated investment company. In their claims, multiple plaintiffs allege several theories of liability, including knowing participation in fiduciary breach and prohibited transactions under the Employee Retirement Income Security Act of 1974. The plaintiffs have not described with any specificity the proportion or share of losses and related amounts which they claim are attributable to the Company or its executives. Management has directed that the Company participate in good faith along with the other parties in confidential mediation in an effort to determine whether a mediated settlement may be achievable. In the event a mediated settlement is not achieved, management has directed that these cases be defended against vigorously. Because the cases are still in early stages of the pleadings and because the amount of discovery has been limited, the financial loss to the Company, if any, cannot be reasonably estimated at this time. Under their employment arrangements with the Company, the Company's senior officers may be entitled to indemnification by the Company. Messrs. Wiederhorn and Mendelsohn have notified the Company that they are reserving their rights to seek such indemnity. In addition, other former employees of the Company or of firms that were previously affiliated with the Company have been named as parties or have been requested to respond to discovery requests and/or government investigations regarding the collapse of CCL. Several of the individuals have requested indemnity from the Company for the costs of their defense. The Company has not agreed to any such indemnity requests.

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

         The Company is authorized to utilize a wide variety of off-balance sheet financial techniques to assist in the management of interest rate risk. In hedging the interest rate and/or exchange rate exposure of a foreign currency denominated asset or liability, the Company may enter into hedge transactions to counter movements in the different currencies, as well as interest rates in those currencies. These hedges may be in the form of currency and interest rate swaps, options, and forwards, or combinations thereof. During the quarter ended and at September 30, 2001, the Company had no outstanding positions in these instruments.

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

NOTE 7 - SUBSEQUENT EVENTS

         During October 2001, a $25 million loan owned by the Company was repaid in full. The total proceeds from the repayment were $25.1 million, of which $18.8 million was used to repay borrowings.

         During October 2001, the Company redeemed the stock purchase rights (the "Rights") attached to its common stock under the Shareholder Rights Plan (the "Plan") adopted on December 23, 1999. Under the Plan, each shareholder owned one Right per share of common stock. The Plan allowed for the redemption of the Rights, at the direction of the Company's Board of Directors, at a price of $0.001 per Right. The redemption payment was made on October 16, 2001 to shareholders of record as of October 10, 2001.

         On October 31, 2001, the Company paid the final $0.10 per share installment (plus interest) of the $0.40 per share dividend declared in September 1998 for shareholders of record as of September 30, 1998. The Company also declared a new $0.13 per share dividend which was paid on November 1, 2001 to shareholders of record as of October 26, 2001.

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

GENERAL

         Fog Cutter Capital Group Inc. ("FCCG" or the "Company") is a Nasdaq-listed corporation which focuses on the acquisition of assets where its expertise in intensive asset management, mortgage and real estate credit analysis and financial structuring can create value. The Company invests primarily in the following types of assets:

         o        mortgage-backed securities,
         o        mortgage loans,
         o        debt and equity of real estate companies, and
         o        other real estate-related investments.

RESULTS OF OPERATIONS -- NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

         NET (LOSS) INCOME. Our net loss for the nine months ended September 30, 2001 was $11.2 million, or $1.06 per share, compared with net income of $5.3 million, or $0.51 per share, for the nine months ended September 30, 2000. The net loss for the 2001 period is attributable to net interest income of $4.3 million, gain on sale of loans and securities of $1.0 million and income from real estate operations of $0.2 million, offset by market valuation losses and impairments of $8.7 million, equity in the losses of BEP of $1.2 million, the cumulative effect of a change in accounting principle of $1.0 million and operating expenses of $5.7 million. The net income for the 2000 period is attributable to net interest income of $5.9 million, gain on sale of securities of $5.3 million, recovery of loan losses of $0.6 million and income from real estate operations of $2.6 million, partially offset by market valuation losses and impairments on our portfolio of mortgage-backed securities of $2.3 million and other operating expenses of $6.8 million.

         NET INTEREST INCOME. Our net interest income for the nine months ended September 30, 2001 was $4.3 million, compared with $5.9 million for the nine months ended September 30, 2000. The decrease is primarily attributable to a reduction of assets (reflecting our sales of mortgage-backed securities and loans and paydowns of the related debt facilities), resulting in decreases in interest income on securities, loans and other investments of $2.6 million, $0.8 million and $0.2 million, respectively, partially offset by a decrease in interest expense of $2.0 million. The following tables set forth information regarding the total amount of income from interest-earning assets and expense from interest-bearing liabilities and the resulting average yields and rates:


                                                        For the Nine Months Ended September 30, 2001
                                                     ----------------------------------------------------
                                                        Average            Interest         Annualized
                                                        Balance        Income (Expense)     Yield/Rate
                                                     --------------   -----------------  --------------
                                                                  (DOLLARS IN THOUSANDS)
Interest-Earning Assets:

     Loan portfolios................................. $      30,589   $        2,199              9.6%
     Mortgage-backed securities available for sale...        62,515            5,865             12.5%
     Other investments...............................         2,968              177              8.0%
                                                      --------------  -------------------  -----------
         Total interest-earning assets............... $      96,072   $        8,241             11.4%
                                                      --------------  -------------------  -----------

Interest-Bearing Liabilities:

     Borrowings (1).................................. $      68,398   $       (3,895)             7.6%
                                                      --------------  -------------------  -----------
         Total interest-bearing liabilities.......... $      68,398   $       (3,895)             7.6%
                                                      --------------  -------------------  -----------

     Net interest income before provision for loan
      losses/spread  (2).............................                 $        4,346              3.8%
                                                                      ===================  ===========
     Net interest margin  (3)........................                                             6.0%


----------
(1)  Excludes borrowings related to investments in real estate.
(2) Net interest spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.
(3) Net interest margin represents net interest income divided by average interest-earning assets.


                                                           For the Nine Months Ended September 30, 2001
                                                     -------------------------------------------------------
                                                        Average               Interest          Annualized
                                                        Balance           Income (Expense)      Yield/Rate
                                                     --------------      -----------------    --------------
                                                                      (DOLLARS IN THOUSANDS)
Interest-Earning Assets:

     Loan portfolios................................. $      34,165        $       3,023              11.8%
     Mortgage-backed securities available for
     sale............................................        83,879                8,461              13.4%
     Other investments...............................         7,754                  338               5.8%
                                                      ---------------      -----------------    -------------
         Total interest-earning assets............... $     125,798        $      11,822              12.5%
                                                      ---------------      -----------------    -------------

Interest-Bearing Liabilities:

     Borrowings (1).................................. $      91,013        $      (5,920)              8.7%
                                                      ---------------      -----------------    -------------
         Total interest-bearing liabilities.......... $      91,013        $      (5,920)              8.7%
                                                      ---------------      -----------------    -------------

     Net interest income before provision for
       loan losses/spread  (2).......................                      $       5,902               3.8%
                                                                           =================    =============
     Net interest margin  (3)........................                                                  6.3%
                                                                                                =============


----------
(1)  Excludes borrowings related to investments in real estate.
(2) Net interest spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.
(3) Net interest margin represents net interest income divided by average interest-earning assets.

         RECOVERY OF LOAN LOSSES. At September 30, 2001, we had $29.8 million of loans, net, that are performing according to their terms with no required loan loss allowance. Subsequent to September 30, 2001, a $25 million loan receivable was repaid in full. During the nine months ended September 30, 2000, we reviewed the adequacy of loan loss reserves and recaptured the remaining reserve balance of $0.6 million.

         REAL ESTATE OPERATIONS. Our real estate operations represent activity from our investment in various office buildings, retail stores, and other commercial property located in Oregon, California and the United Kingdom. During the nine months ended September 30, 2001, we realized income from real estate operations of approximately $0.2 million (net of depreciation of $0.4 million), compared with net income of $2.6 million for the nine months ended September 30, 2000. This decrease was primarily attributable to a gain of $2.1 million on the sale of office properties located in Portland, Oregon and the United Kingdom during the prior period.

RESULTS OF OPERATIONS -- QUARTER ENDED SEPTEMBER 30, 2001 COMPARED TO QUARTER ENDED SEPTEMBER 30, 2000

         NET (LOSS) INCOME. Our net loss for the quarter ended September 30, 2001 was $4.4 million, or $0.42 per share, compared with a net income of $0.4 million, or $0.04 per share, for the quarter ended September 30, 2000. The net loss for the 2001 period is attributable to net interest income of $1.4 million, income from real estate operations of $0.2 million and gain on sale of loans and securities of $0.4 million, offset by market valuation losses and impairments of $4.6 million, equity in losses of BEP of $0.3 million and operating expenses of $1.5 million. The net income for the 2000 period is attributable to net interest income of $1.8 million and income from real estate operations of $1.2 million, partially offset by market valuation losses and impairments of $0.5 million and other operating expenses of $2.1 million.

         NET INTEREST INCOME. Our net interest income for the quarter ended September 30, 2001 was $1.4 million, compared with $1.8 million for the quarter ended September 30, 2000. The decrease is primarily attributable to a reduction of assets (reflecting our sales of mortgage-backed securities and loans and paydowns of the related debt facilities), resulting in decreases in interest income on securities, loans and other investments of $0.9 million, $0.3 million and $0.1 million, respectively, partially offset by a decrease in interest expense of $0.9 million. The following tables set forth information regarding the total amount of income from interest-earning assets and expense from interest-bearing liabilities and the resulting average yields and rates:


                                                         For the Quarter Ended September 30, 2001
                                                    ---------------------------------------------------
                                                       Average            Interest         Annualized
                                                       Balance        Income (Expense)     Yield/Rate
                                                    ---------------  -------------------  -------------
                                                                  (DOLLARS IN THOUSANDS)
Interest-Earning Assets:

     Loan portfolios................................ $      30,165    $         673              8.9%
     Mortgage-backed securities available for
     sale                                                   54,942            1,715             12.5%
     Other investments..............................         1,588               31              7.8%
                                                     --------------   ------------------  -------------
         Total interest-earning assets.............. $      86,695    $       2,419             11.2%
                                                     --------------   ------------------  -------------

Interest-Bearing Liabilities:

     Borrowings (1)................................. $      70,401    $      (1,054)             6.0%
                                                     --------------   ------------------  -------------
         Total interest-bearing liabilities......... $      70,401    $      (1,054)             6.0%
                                                     --------------   ------------------  -------------

     Net interest income before provision for loan

      losses/spread  (2)............................                  $       1,365              5.2%
                                                                      ==================  =============
     Net interest margin  (3).......................                                             6.3%
                                                                                          =============


----------
(1)  Excludes borrowings related to investments in real estate.
(2) Net interest spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.
(3) Net interest margin represents net interest income divided by average interest-earning assets.


                                                             For the Quarter Ended September 30, 2000
                                                      --------------------------------------------------------
                                                          Average              Interest           Annualized
                                                          Balance          Income (Expense)       Yield/Rate
                                                      ----------------     ------------------    -------------
                                                                      (DOLLARS IN THOUSANDS)
Interest-Earning Assets:

     Loan portfolios.................................  $      32,550        $         936              11.5%
     Mortgage-backed securities available for
       sale..........................................         77,982                2,623              13.5%
     Other investments...............................          8,235                  123               6.0%
                                                       ---------------      -----------------    -------------
         Total interest-earning assets...............  $     118,767        $       3,682              12.4%
                                                       ---------------      -----------------    -------------

Interest-Bearing Liabilities:

     Borrowings (1)..................................  $      83,683        $      (1,916)              9.2%
                                                       ---------------      -----------------    -------------
         Total interest-bearing liabilities..........  $      83,683        $      (1,916)              9.2%
                                                       ---------------      -----------------    -------------

     Net interest income before provision for
       loan losses/spread  (2).......................                       $       1,766               3.2%
                                                                            =================    =============
     Net interest margin  (3)........................                                                   5.9%
                                                                                                 =============


----------
(1)  Excludes borrowings related to investments in real estate.
(2) Net interest spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.
(3) Net interest margin represents net interest income divided by average interest-earning assets.

         REAL ESTATE OPERATIONS. Our real estate operations represent activity from our investment in various office buildings, retail stores, and other commercial property located in Oregon, California and the United Kingdom. During the quarter ended September 30, 2001, we realized income from real estate operations of approximately $0.2 million (net of depreciation of $0.1 million), compared with net income of $1.2 million for the quarter ended September 30, 2000. This increase was primarily attributable to gains on sale of real estate of $1.0 million in the quarter ended September 30, 2000.

CHANGES IN FINANCIAL CONDITION

         GENERAL. Total assets decreased from approximately $150.3 million at December 31, 2000 to approximately $124.9 million at September 30, 2001. Total liabilities decreased from approximately $94.7 million at December 31, 2000 to approximately $79.6 million at September 30, 2001. Stockholders' equity decreased by approximately $10.3 million resulting primarily from the net loss of $11.2 million for the nine months ended September 30, 2001.

         SECURITIES AVAILABLE FOR SALE. The balance of mortgage-backed securities available for sale decreased from $74.7 million at December 31, 2000 to $52.9 million at September 30, 2001. The decrease in the balance of mortgage-backed securities was primarily due to the reclassification of $6.6 million of securities to loans and real estate, the sale of securities with a carrying value of $7.8 million and a reduction in market value of $8.1 million. These decreases were partially offset by the acquisition of $0.7 million of mortgage-backed securities.

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

         At September 30, 2001, securities available for sale were as follows:


                                                                                  Gross
                                         Amortized             Gross           Unrealized
                                          Cost (1)        Unrealized Gain         Losses         Fair Value
                                       --------------     ---------------    ---------------    -------------
                                                               (DOLLARS IN THOUSANDS)
Mortgage-backed securities              $     53,830       $          -       $       (950)      $     52,880
                                        =============      ==============     ==============     ============


----------
(1) The amortized cost of the securities reflects the market valuation losses and impairments discussed above and excludes accrued interest of $0.1 million.

         LOANS, NET. During the nine months ended September 30, 2001, our loans, net decreased by approximately $0.6 million due primarily to the $0.5 million market yield adjustment to the carrying value of a loan held for sale.

         INVESTMENTS IN WFSG AND AFFILIATES, NET. During the nine months ended September 30, 2001, our investments in WFSG and affiliates, net, increased $1.5 million, primarily as the result of an increase in the market price per share of WFSG stock as measured by the closing price at the end of the period. The Company owns 2.9 million shares of WFSG stock. The average daily trading volume of the stock is significantly less than the amount of our holdings, therefore, there can be no assurance that the Company could dispose of its investment in WFSG at the market price in a timely manner.

         BORROWINGS. Borrowings decreased by approximately $13.2 million during the nine months ended September 30, 2001. Of this amount, $5.6 million related to the repayment of borrowings when assets were sold, $8.8 million was due to scheduled principal payments and $0.2 million was due to currency adjustments for foreign denominated debt. These decreases were partially offset by new borrowings of $1.5 million.

         STOCKHOLDERS' EQUITY. Stockholders' equity decreased by approximately $10.3 million during the nine months ended September 30, 2001 primarily due to our net loss of $11.2 million and the dividend declared of $1.4 million, partially offset by decreases in other comprehensive loss of $2.3 million.

LIQUIDITY AND CAPITAL RESOURCES

         Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund investments, engage in loan acquisition and lending activities, meet collateral calls and for other general business purposes. The primary sources of funds for liquidity during the nine months ended September 30, 2001 consisted of net cash provided by investing activities, including the cash proceeds related to the sale of mortgage-backed securities, loans and real estate.

         Our borrowings and the availability of further borrowings are substantially affected by, among other things, changes in interest rates, changes in market spreads whereby the market value of the collateral securing such borrowings may decline substantially, or decreases in credit quality of underlying assets. In the event of declines in market value or credit quality, we may be required to provide additional collateral for, or repay a portion of outstanding balances of, our short-term borrowing facilities. As of September 30, 2001, we had no outstanding collateral calls. For additional information with respect to our monthly mark-to-market of our securities available for sale portfolio, see "CHANGES IN FINANCIAL CONDITION-SECURITIES AVAILABLE FOR SALE."

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

         At September 30, 2001, we had total consolidated secured indebtedness of $75.7 million, as well as $3.8 million of other liabilities. The consolidated secured indebtedness consisted of (i) $27.5 million of repurchase agreements secured by $19.4 million of mortgage-backed securities and $29.8 million of loans and (ii) $48.2 million outstanding of other borrowings maturing between 2001 and 2020 which are secured by real estate and mortgage-backed securities. Approximately $27.5 million of this indebtedness had terms which allowed the lender to request additional collateral if the value of the underlying collateral declined (including financing facilities for both mortgage-backed securities and loans). Subsequent to September 30, 2001, a $25 million loan receivable was repaid in full, of which $18.8 million was used to repay the related secured indebtedness.

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

         Excluding the sale of assets from time to time, we are currently operating with negative cash flow primarily due to our investment in assets that do not currently generate positive cash flow. The Company has also recently made dividend payments, which reduce liquidity. We believe that our existing sources of funds will be adequate for purposes of meeting our short-term liquidity needs, however, there can be no assurance that this will be the case. Material increases in interest expense from variable-rate funding sources, collateral calls, or material decreases in monthly cash receipts, generally would negatively impact our liquidity and could affect our ability to pay dividends in the future. On the other hand, material decreases in interest expense from variable-rate funding sources or an increase in market value of our mark-to-market financial assets generally would positively affect our liquidity.

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

         The following tables quantify the potential changes in net interest income and net portfolio value as of September 30, 2001 should interest rates go up or down (shocked) by 100 to 400 basis points, assuming the yield curves of the rate shocks will be parallel to each other and instantaneous. Net portfolio value is calculated as the sum of the value of off-balance sheet instruments and the present value of cash in-flows generated from interest-earning assets net of cash out-flows in respect of interest-bearing liabilities. The cash flows associated with the loan portfolios and securities available for sale are calculated based on prepayment and default rates that vary by asset but not by changes in interest rates. Projected losses, as well as prepayments, are generated based upon the actual experience with the subject pool, as well as similar, more seasoned pools. To the extent available, loan characteristics such as loan-to-value ratio, interest rate, credit history and product types are used to produce the projected loss and prepayment assumptions that are included in the cash flow projections of the securities. The following tables apply the U.S. Treasury yield curve generally for assets and LIBOR for repurchase agreement liabilities and assume a uniform change in both rates. The tables assume that changes in interest rates occur instantaneously. The tables also reflect that the Company has a significant exposure to LIBOR rates since its repurchase agreement borrowings are generally based on LIBOR rates. Actual results could differ significantly from those estimated in the tables.


                                              Projected Percent Change in
         ----------------------------------------------------------------------------------------------
           Change in Interest Rates (1)           Net Interest Income           Net Portfolio Value
         ----------------------------------    --------------------------    --------------------------
                  -400 Basis Points                       43.7%                         15.0%
                  -300 Basis Points                       32.8%                         10.8%
                  -200 Basis Points                       21.9%                          7.0%
                  -100 Basis Points                       10.9%                          3.4%
                     0 Basis Points                        0.0%                          0.0%
                   100 Basis Points                      -10.9%                         -3.2%
                   200 Basis Points                      -21.9%                         -6.1%
                   300 Basis Points                      -32.8%                         -8.9%
                   400 Basis Points                      -43.7%                        -11.5%

         ------------
         (1) Assumes that uniform changes occur instantaneously in both the yield on 10-year U.S. Treasury notes and the interest rate applicable to U.S. dollar deposits in the London interbank market.


                                                   Change in Monthly                 Change in
           Change in Interest Rates (1)           Net Interest Income           Net Portfolio Value
         ----------------------------------    --------------------------    --------------------------
                  -400 Basis Points                 $    134,632                  $   6,042,329
                  -300 Basis Points                 $    100,974                  $   4,375,582
                  -200 Basis Points                 $     67,316                  $   2,818,783
                  -100 Basis Points                 $     33,658                  $   1,362,960
                     0 Basis Points                            -                              -
                   100 Basis Points                 $    (33,658)                 $  (1,277,438)
                   200 Basis Points                 $    (67,316)                 $  (2,476,015)
                   300 Basis Points                 $   (100,974)                 $  (3,601,781)
                   400 Basis Points                 $   (134,632)                 $  (4,660,245)

         ----------
         (1) Assumes that uniform changes occur instantaneously in both the yield on 10-year U.S. Treasury note and the interest rate applicable to U.S. dollar deposits in the London interbank market.

         The following table sets forth information as to the type of funding used to finance the Company's assets as of September 30, 2001. As indicated in the table, a large percentage of the Company's fixed-rate assets are financed by floating-rate liabilities and the Company's variable-rate assets are generally funded by variable-rate liabilities which use the same index.


                             Assets and Liabilities
                            As of September 30, 2001
                             (Dollars in thousands)


                                                 ASSETS            INTEREST         LIABILITIES     INTEREST
                                                 ------            --------         -----------     --------
INTEREST-BEARING ASSETS
Fixed-Rate Assets, Financed Floating.......    $       55,310       Fixed          $        39,955    LIBOR
Fixed-Rate Assets, No Financing............             2,418       Fixed                   -         None
Floating-Rate Assets, Financed Floating....            25,000       LIBOR                   18,741    LIBOR
Cash and Cash Equivalents..................             1,702     Fed Funds                 -         None
                                               ---------------                     ----------------
                  Subtotal.................            84,430                               58,696

OTHER ASSETS

Investments in Real Estate.................            23,642        N/A                    17,035    Fixed
Investments in WFSG and Affiliates, Net....             7,104        N/A                    -         None
Investment in BEP..........................             5,432        N/A                    -         None
Other......................................             4,347        N/A                    -         None
                                               ---------------                     ----------------
                  Subtotal.................            40,525                               17,035

LIABILITY ONLY

Dividends Payable..........................             -                                      859    Fixed
Accounts Payable and Accrued Liabilities...             -                                    2,981    None
                                               ---------------                     ----------------
                  Subtotal.................             -                                    3,840

---------------------------------------------------------------------------------------------------------------
                  Total                        $      124,955                      $        79,571
===============================================================================================================


         Asset and liability management involves managing the timing and magnitude of the repricing of assets and liabilities. It is the objective of the Company to attempt to control risks associated with interest rate movements. Asset and liability management can utilize a wide variety of off-balance sheet financial techniques to assist it in the management of interest rate risk. For example, in hedging the interest rate and exchange rate exposure of a foreign currency denominated asset or liability, we may enter into hedge transactions to counter movements in the different currencies as well as interest rates in those currencies. These hedges may be in the form of currency and interest rate swaps, options, and forwards, or combinations thereof. No such techniques were in use during the nine months ended and at September 30, 2001.

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

         The following tables set forth the estimated maturity or repricing of the Company's interest-earning assets and interest-bearing liabilities at September 30, 2001 (dollars in thousands):


                                                                    One Year
                                           Within       4 to 12         to         More than
                                          3 Months       Months      3 Years        3 Years      Total
                                         ------------  -----------  -----------  ------------ -----------
INTEREST-SENSITIVE ASSETS(1):
Cash and cash equivalents...............  $    1,702    $       -    $        -    $       -   $    1,702
Securities available for sale...........           -            -             -       52,880       52,880
Loans(2)................................      25,196          383           881        3,388       29,848
                                          ----------    ---------    ----------    ---------   ----------
Total rate-sensitive assets.............  $   26,898    $     383    $      881    $  56,268   $   84,430
                                          ==========    =========    ==========    =========   ==========

INTEREST-SENSITIVE LIABILITIES:

Borrowings..............................  $   57,696    $   2,040    $        -    $  15,995   $   75,731
Dividends payable.......................         859            -             -            -          859
                                          ----------    ---------    ----------    ---------   ----------
Total rate-sensitive liabilities........  $   58,555    $   2,040    $        -    $  15,995   $   76,590
                                          ==========    =========    ==========    =========   ==========

Interest rate sensitivity gap...........  $  (31,657)   $  (1,657)   $      881    $  40,273
Cumulative interest rate sensitivity
gap.....................................  $  (31,657)   $ (33,314)   $  (32,433)   $   7,840
Cumulative interest rate sensitivity
  gap as a percentage of total
  rate-sensitive assets.................          37%          39%           38%           9%


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

         The plaintiffs and third-party plaintiffs in the CCL litigation claim total losses by the various plaintiffs against all defendants in the range of $400 million. Approximately $160 million of this amount arises from losses on investments which plaintiffs allege relate to Messrs. Wiederhorn and Mendelsohn and companies with which they were affiliated, for which plaintiffs allege the Company shares some unspecified portion of the liability. Additional damages are claimed for prejudgment interest dating from the date of each investment under securities law claims under which plaintiffs are seeking rescission remedies. The RICO claims include additional claims for triple damages and the tort claims include claims for punitive damages. Attorneys' fees are also sought under the ERISA, RICO and securities law claims.

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

ITEM 5.  OTHER INFORMATION.

         Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits

                  11       Computation of Per Share Earnings

         (b)  Reports on Form 8-K:

                  A Form 8-K was filed with the Securities and Exchange Commission by the Company on October 17, 2001 announcing the resignation of David C. Egelhoff as a member of the Board of Directors.

                  A Form 8-K was filed with the Securities and Exchange Commission by the Company on October 30, 2001 announcing the resignation of Pat Terrell as a member of the Board of Directors and the appointment of Don H. Coleman, David Dale-Johnson, and K. Kenneth Kotler as new members of the Board of Directors.

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

Date:  November 13, 2001