Form 10-K
period 2001-12-31
FOG CUTTER CAPITAL GROUP INC
filed 2002-03-22
CIK 1048566

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

    FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

 (Mark one)

    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                      For the year ended December 31, 2001
                                       OR

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price as quoted on NASDAQ on January 31, 2002 was $15,284,000.

     As of January 31, 2002, 10,507,413 shares, not including options to purchase 1,778,000 shares of Fog Cutter Capital Group Inc.'s common stock and 992,687 treasury shares, par value $0.0001 per share, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     None.

================================================================================

                          FOG CUTTER CAPITAL GROUP INC.

                                    FORM 10-K

                                      INDEX

---------------------------------------------------------------------------------------------------------------
PART I

Item 1.      Business                                                                                    1

Item 2.      Properties                                                                                  8

Item 3.      Legal Proceedings                                                                           8

Item 4.      Submission of Matters to a Vote of Security Holders                                        10

PART II

Item 5.      Market for the Registrant's Common Equity and Related Stockholder Matters                  11

Item 6.      Selected Financial Data                                                                    12

Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations      14

Item 7a.     Quantitative and Qualitative Disclosures about Market Risk                                 23

Item 8.      Financial Statements and Supplementary Data                                                25

Item 9.      Changes in and Disagreements With Accountants on Accounting and Financial Disclosure       25

PART III

Item 10.     Directors and Executive Officers of the Registrant                                         26

Item 11.     Executive Compensation                                                                     27

Item 12.     Security Ownership of Certain Beneficial Owners and Management                             34

Item 13.     Certain Relationships and Related Transactions                                             36

PART IV

Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K                           37

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

                                     PART I

ITEM 1.   BUSINESS

GENERAL

     Fog Cutter Capital Group Inc. ("FCCG" or the "Company") is a Nasdaq-listed corporation which focuses on the acquisition of assets where its expertise in intensive asset management, mortgage and real estate credit analysis and financial structuring can create value. The Company invests primarily in the following types of assets:

     - equity and debt of real estate corporations,
     - mortgage-backed securities,
     - mortgage loans, and
     - other real estate-related investments.

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

     Beginning in August 1998, we were significantly and adversely affected by the dramatic movement of liquidity towards low-risk assets (e.g., U.S. Treasury instruments) and away from higher risk assets. In particular, the markets for certain mortgage-backed securities and pools of mortgage loans experienced significant declines as Wall Street investment banks marked these assets down (including illiquid and infrequently traded subordinated mortgage-backed securities) to their view of the market price and lenders became unwilling to lend against low-rated or unrated mortgage-backed securities and many pools of mortgage loans. These factors resulted in a dramatic reduction in market valuations for our mortgage-backed securities and mortgage loans, as well as a reduction in the availability of borrowings for those assets. The Company was forced to liquidate holdings at reduced prices, resulting in significant losses.

     In response to these adverse market conditions and the resulting effect on our operations, we focused our efforts on stabilizing our existing asset and liability structure and reduced our acquisition activities. These efforts continued throughout 2000 and 2001 as we wrote down the value of certain of our mortgage-backed securities in both years and disposed of certain mortgage-backed securities in 2001 and in early 2002. As a result of these efforts, we have significantly reduced our short-term, mark-to-market-based financing for mortgage-backed securities and we believe that the value of our mortgage-backed securities portfolio has stabilized and that barring unforeseen circumstances, we should not continue to experience the same high level of losses experienced by the Company in the last three years on its mortgage-backed securities portfolio. Over the last two years, we resumed investing activities, focusing on real estate investments and we also resumed paying dividends. We believe that we are in a position to begin growing the business again.

INVESTMENTS

     We seek to invest directly or indirectly in real estate-related assets that provide us with an appropriate risk-adjusted rate of return and the opportunity for capital gains. We maintain a flexible approach with respect to the nature of our investments, seeking to take advantage of opportunities as they arise or are developed.

     We have set forth below information regarding our principal categories of investment at December 31, 2001 and 2000.

                                                      December 31, 2001                            December 31, 2000
                                              ---------------------------------------     -------------------------------------
                                                Carrying Value                %             Carrying Value                 %
                                              --------------------    ---------------     --------------------     ------------
                                                                                 (Dollars in thousands)
     Mortgage-Backed Securities (1)             $      51,783               63.1%           $      74,731                49.7%

     Loans (2)                                          4,819                5.9                   30,404                20.2

     Investment Properties:
       U.S. Commercial                                  4,471                5.5                    4,783                 3.2

       International                                        -                  -                   19,984                13.3

                                              --------------------    ---------------     --------------------     ------------
         Total Investment Properties                    4,471                5.5                   24,767                16.5

     Investment in BEP Property
     Holdings Ltd ("BEP")                               5,195                6.3                    6,719                 4.5
     Investment in Wilshire
     Financial Services
     Group Inc. ("WFSG")                                5,893                7.2                    5,593                 3.7
     Cash and Cash Equivalents                          6,753                8.2                    3,394                 2.3
     Other Assets                                       3,143                3.8                    4,696                 3.1

                                              --------------------    ---------------     --------------------    -------------
       Total Assets                             $      82,057              100.0%           $     150,304               100.0%
                                              ====================    ===============     ====================    =============

----------
     (1) At December 31, 2001, our mortgage-backed securities are secured primarily by residential mortgage loans.
     (2)  Our loans are secured by commercial properties.

     The following sections provide additional detail of specific investments as of December 31, 2001.

MORTGAGE-BACKED SECURITIES

         Mortgage-backed securities ("MBS") are interests in pools of mortgages that have been securitized and are usually issued in multiple classes ranging from the most senior to the most subordinate class. We focus on the subordinated classes, which we believe offer higher risk-adjusted returns. At December 31, 2001, our mortgage-backed securities were principally backed by pools of residential mortgage loans and were subordinated in right of payment to more senior interests in those pools. On December 31, 2001, our portfolio of mortgage-backed securities consisted of sixteen classes of mortgage-backed securities representing interests in seven securitizations from four different issuers. We are currently focusing our efforts on investing in other real estate related assets, as opposed to mortgage-backed securities. During 2000 and 2001, we sold certain of our mortgage-backed securities and we are also considering further disposals in our portfolio of mortgage-backed securities. Subordinated mortgage-backed securities are generally the non-investment-grade classes of mortgage-backed securities that provide credit enhancement to more senior classes by having a lower payment priority in the cash flow from the underlying mortgage loans and absorbing the first losses on the underlying mortgage loans. In "senior/subordinate" structures, each subordinated class has a principal face amount equal to the subordination level required for the classes, if any, which are senior to the respective subordinated class and the subordination level required at the respective rating (i.e., BBB, BB, B, NR). Our mortgage-backed securities consist of securities backed by loans that were originated and are being serviced by unaffiliated, non-governmental third parties.

     At December 31, 2001 and 2000, we valued our securities available for sale portfolio and recorded gross unrealized gains and losses thereon as follows:

                                                                       Gross             Gross
                                                  Amortized          Unrealized        Unrealized
                                                   Cost (1)            Gains             Losses          Fair Value
                                               ----------------------------------------------------------------------
                                                                       (Dollars in thousands)
     December 31, 2001
     --------------------------------------
     Mortgage-backed securities                 $   51,741          $       49         $        7         $   51,783

     December 31, 2000
     --------------------------------------
     Mortgage-backed securities                 $   76,288          $        -         $    1,557         $   74,731

----------
     (1) The amortized cost of our securities is net of the market valuation losses and impairments discussed in "Results of Operations." The unrealized gains and losses represent market value changes that, unlike "market value loss and impairment," the Company believes are temporary.

     Following December 31, 2001, we sold mortgage-backed securities having a carrying value of $2.2 million. The fair value of our mortgage-backed securities portfolio is determined by us at each reporting date by discounting the anticipated cash flows using certain estimates (e.g. prepayment speeds, default rates, severity of losses, and discount rate). For example, the fair value of our investment in the resecuritized mortgage-backed securities is determined by us at each reporting date as the present value of the anticipated cash flows from the underlying collateral (primarily "A" quality, jumbo, fixed-rate, 15- to 30-year term loans) using certain assumptions. We are responsible for developing these assumptions which include: (i) future rate of prepayment; (ii) discount rate used to calculate present value; and (iii) default rates and loss severity on loan pools underlying the mortgage-backed securities in the resecuritization. At December 31, 2001, we used an annual constant prepayment rate of 10.2%, a discount rate of 20%, and an annual constant default rate of 0.33% with a loss severity of 32.3% to estimate the fair value of our interest in the resecuritization. The future cash flows and the discount rate represent our best estimate; however, there can be no assurance that actual results will match these estimates. We review the fair value of our interest in the resecuritization by analyzing current interest rates, and prepayment, discount rate and loss assumptions in relation to the actual experience and current rates of prepayment and loss prevalent in the underlying loan pools. Changes in these factors may lead to significant fluctuations in the fair value of our investment which may affect earnings, if the fair value decrease is determined by us to be of an other-than-temporary nature.

     Declines in fair value are considered other-than-temporary when: (i) the carrying value of the beneficial interests exceeds the fair value of such beneficial interests using current assumptions, and (ii) the timing and/or extent of cash flows expected to be received on the beneficial interests has adversely changed from the previous valuation date.

     There was no material difference between our amortized cost of mortgage-backed securities available for sale and current market values at December 31, 2001. Payments on mortgage-backed securities are subject to a number of market factors, which can significantly affect the amount and rate of payments on mortgage-backed securities, including, without limitation, defaults on the underlying loans, the level of subordination of the mortgage-backed securities, changes in interest rates and the rate of prepayments on the underlying loans. To the extent that these and other factors change, the anticipated cash flow on our mortgage-backed securities may not be sufficient to cover our amortized cost. Also, if we sell one of these mortgage-backed securities at a market price which is below its amortized cost, we will realize a loss attributable to such mortgage-backed security.

     The following table sets forth information, as of December 31, 2001, regarding our mortgage-backed securities. The table sets forth the credit rating designated by the rating agency for each securitization structure. Classes designated "A" have a superior claim on payment to those rated "B", which are superior to those rated "C." Additionally, multiple letters have a superior claim to designations with fewer letters. Thus, for example, "BBB" is superior to "BB," which in turn is superior to "B." The lower class designations in any securitization will receive interest payments subsequent to senior classes and will experience losses prior to any senior class. The lowest potential class designation is not rated ("NR") which, if included in a securitization, will generally receive interest last and experience losses first. The mortgage loans underlying the Company's mortgage-backed securities are primarily residential mortgage loans which generally may be prepaid at any time without penalty.

                           MORTGAGE-BACKED SECURITIES
                                DECEMBER 31, 2001
                             (DOLLARS IN THOUSANDS)

                                                                              CLASS                     COMPANY INVESTMENT
                                                                   -------------------------------   ------------------------
ISSUE NAME          CLASS RATING (1)   ISSUE DATE  COLLATERAL TYPE INITIAL CLASS  CLASS BALANCE AT    PERCENTAGE   COMPANY'S
----------          ----- -----------  ----------  ---------------   BALANCE        DECEMBER 31,       OF CLASS     BASIS (2)
                                                                     -------           2001            --------     -------
                                                                                       ----
BSSPT 2000-3 (3)      B      NR          4/30/00     Residential     65,618         58,775            100.00%         8,454
BSMSI 96-6           B4      BB         12/30/96     Residential      4,824          4,304             69.47%         1,079

CITYSCAPE MBS:                                                                                                        2,200
CITYH 97-A (4)        R      NR          2/28/97     Residential     79,606         14,340            100.00%
CITYH 97-B (4)       R1      NR          4/30/97     Residential    197,548         40,751            100.00%
CITYH 97-C (4)       R2      NR          7/30/97     Residential     97,550         10,300            100.00%
CITYH 97-C (4)       R1      NR          7/30/97     Residential    102,450         25,275            100.00%

BSSP 2000-5 MBS:
WIFC 96-3 (5)        B1      BB          12/1/96     Residential      6,261          5,556            100.00%         4,446
WIFC 96-3 (5)        B2      B           12/1/96     Residential      4,870          4,345            100.00%         2,875
WIFC 96-3 (5)        B3      NR          12/1/96     Residential     12,523          8,257            100.00%         2,716
WIFC 97-1-WFC1 (5)   B1      BB          9/25/97     Residential      9,908          8,633            100.00%         7,257
WIFC 97-1-WFC1 (5)   B2      B           9/25/97     Residential      1,835          1,598            100.00%         1,123
WIFC 97-1-WFC1 (5)   B3      NR          9/25/97     Residential      4,404          2,404            100.00%           543
WIFC 98-2-WFC2 (5)   B2      B           6/30/98     Residential      3,216          3,072            100.00%         2,347
WIFC 98-2-WFC2 (5)   B1      BB          6/30/98     Residential     20,100         19,165            100.00%        16,437
WIMLT 98-3 (5)       B1      BB          9/30/98     Residential      1,779          1,779            100.00%         1,506
WIMLT 98-3 (5)        C      NR          9/30/98     Residential    177,730         47,710            100.00%           758

                                                                 -----------------------------                 -------------
TOTAL                                                              $790,222       $256,264                          $51,741
                                                                 =============================                 =============

----------
(1)  NR means the security is not rated.
(2) Based on the amortized cost basis, which is the post-impairment basis (purchase price less amortization and impairment thereof) of the mortgage-backed securities.
(3) The Company resecuritized mortgage-backed securities with a carrying value of approximately $20.1 million in 2000 and retained 100% of the subordinated interest in the underlying trust. The principal balance of the resecuritized mortgage-backed securities at December 31, 2001 was $58.8 million. The outstanding unpaid principal balance of the underlying residential mortgage loans totaled $6.4 billion at December 31, 2001.
     The outstanding principal balance of the senior bonds issued by the trust and held by third party investors amounted to $29.2 million at December 31, 2001. The Company's basis in the subordinated interest at December 31, 2001 was $8.5 million.
(4) Securities backed by loans serviced by an affiliate of WFSG. The Cityscape securities were sold subsequent to December 31, 2001 for $2.6 million.
(5) Securities backed by loans that were previously held in the portfolio of WFSG or its affiliates and for which WFSG or one of its affiliates is continuing to act as servicer.

                           MORTGAGE-BACKED SECURITIES
                                DECEMBER 31, 2001
                                   (CONTINUED)
                             (DOLLARS IN THOUSANDS)

                       CONSTANT PREPAYMENT RATE FOR
                         THE INDICATED PERIOD (1)            DELINQUENCY (1)(2)
                      -------------------------------- --------------------------------
                                                                                                     REAL
                           1      3        6       12                                               ESTATE     BANKRUPTCY CUMULATIVE
ISSUE NAME             MONTH MONTHS   MONTHS   MONTHS  30-59 DAYS 60-89 DAYS 90+ DAYS  FORECLOSURE  OWNED (1)    (1)(3)   LOSSES (1)
----------             ----- ------   ------   ------  ---------- ---------- --------  ------------  ---------   ------   ----------
                                                                                       (1)
                                                                                       ---
BSSPT 2000-3             N/A    N/A    N/A      N/A     $128,664   $ 27,985   $ 72,905  $ 13,431     $  4,331   $  6,335   $  2,211
BSMSI 96-6              11.7   12.1   13.7     12.7     $  3,850   $  1,036   $  1,701  $  1,409     $    326   $  1,742   $  5,775

CITYSCAPE MBS:
CITYH 97-A (4)(5)       16.6   25.2   26.0     27.9     $    336   $    456   $  1,129  $  1,627     $    318   $  1,660   $  4,844
CITYH 97-B (4)(5)       19.3   25.7   25.5     26.3     $  2,818   $  1,197   $  2,946  $  3,842     $  1,252   $  4,316   $ 14,529
CITYH 97-C (4)(5)        7.7   20.3   36.0     30.8     $    882   $    272         58  $  1,357     $    977   $  1,247   $  3,186
CITYH 97-C (4)(5)       23.5   26.4   26.2     24.1     $  1,958   $    681   $    478  $  2,302     $  1,253   $  2,800   $  7,200

BSSP 2000-5 MBS:
WIFC 96-3 (6)           25.0   19.7   23.2     20.4     $  2,063   $    379   $  4,298  $  2,819     $    447        N/A        N/A
WIFC 96-3 (6)           25.0   19.7   23.2     20.4     $  2,063   $    379   $  4,298  $  2,819     $    447        N/A        N/A
WIFC 96-3 (6)           25.0   19.7   23.2     20.4     $  2,063   $    379   $  4,298  $  2,819     $    447        N/A        N/A
WIFC 97-1 WFC1 (6)      24.1   17.4   22.2     20.0     $    320   $    629   $  1,766  $  1,015     $    349        N/A        N/A
WIFC 97-1 WFC1 (6)      24.1   17.4   22.2     20.0     $    320   $    629   $  1,766  $  1,015     $    349        N/A        N/A
WIFC 97-1 WFC1 (6)      24.1   17.4   22.2     20.0     $    320   $    629   $  1,766  $  1,015     $    349        N/A        N/A
WIFC 98-2 WFC2 (6)      22.7   21.8   27.1     26.9     $  2,074   $  1,658   $  4,804  $  1,227     $  1,074        N/A        N/A
WIFC 98-2 WFC2 (6)      22.7   21.8   27.1     26.9     $  2,074   $  1,658   $  4,804  $  1,227     $  1,074        N/A        N/A
WIMLT 98-3 (6)          39.5   32.3   35.4     35.4     $  1,130   $    502   $  1,122  $    461     $    413        N/A      1,204
WIMLT 98-3 (6)          39.5   32.3   35.4     35.4     $  1,130   $    502   $  1,122  $    461     $    413        N/A      1,204

----------
N/A  Information is not available.

(1) Data provided by trustees or servicers for the securities or other third-party sources. Delinquency data does not incorporate payment recency. For example, if a loan is 90 days delinquent at a point in time, and from that point on makes each regular monthly payment, that loan would be current on a recency basis, but not on a contractual delinquency basis. Because of this, for certain pools, delinquency rates may imply higher expected defaults than may actually occur. Cumulative losses include only those losses incurred on underlying mortgages since the inception date of the security.
(2) Delinquency amounts do not include Foreclosure, Real Estate Owned, or Bankruptcy amounts included elsewhere in this table.
(3)  Based on loans which were in bankruptcy as of December 31, 2001.
(4) Securities backed by loans serviced by an affiliate of WFSG. The Cityscape securities were sold subsequent to December 31, 2001 for $2.6 million.
(5) Delinquency amounts include Foreclosure, Real Estate Owned, and Bankruptcy amounts.
(6) Securities backed by loans that were previously held in the portfolio of WFSG or its affiliates and for which WFSG or one of its affiliates is continuing to act as servicer.

LOANS

     Our Loans were primarily secured by commercial properties and were current on their monthly payments at December 31, 2001. Set forth below is a brief description of the principal Commercial Loan in our loan portfolio at December 31, 2001:

     NW CORNELL & MILLER. This is a first lien mortgage loan for the construction of a private school located in Portland, Oregon. The original construction loan rolled into a first lien, ten-year, fixed-rate loan at 9%, due April 1, 2009. The loan currently pays monthly principal and interest and has a balloon payment of $4.8 million due in 2009. The principal balance of the note at December 31, 2001 was $5.2 million and had a net carrying value of $4.7 million. Following December 31, 2001, the Company sold an approximately 46% participation in this loan to a former director of the Company and obtained the right to put the remaining amount of this loan to such party during a specified period during the third quarter of 2002.

REAL ESTATE

     We invest in commercial and multi-family real estate located in the United States and the United Kingdom. During 2001, the Company sold all of its direct investment in real estate located in the United Kingdom. The following table sets forth information regarding our investments in real estate at December 31, 2001:

                                                                                            APPROXIMATE
                                                                                            PERCENTAGE
                                                                                  NET        LEASED AT
     DATE           NAME OF                                      YEAR BUILT/   LEASEABLE    DECEMBER 31,
     ACQUIRED       PROPERTY                      LOCATION       RENOVATED     SQ. FT.(1)      2001       NET BOOK VALUE
     -------        --------                      --------       ---------     ----------      ----       --------------

     04/6/98        Eugene Warehouse              Eugene, OR     Unknown           84,912          0%    $  2,153,000
     11/18/98       BuenaVista Business           Irwindale, CA  N/A              227,863        N/A          871,000
                    Park-Land
     04/21/98       Wilsonville-Land              Wilsonville,   N/A              474,804        N/A        1,447,000
                                                  OR
                                                                                                        ----------------
                                                                                                         $  4,471,000
                                                                                                        ================

     ----------
     N/A      Not applicable
     (1)      None of the properties was subject to a lease at December 31,
              2001.

Set forth below is a brief description of each of the properties set forth in the above table:

     90005 PRAIRIE ROAD ("EUGENE WAREHOUSE"). This building is an
84,000-square-foot warehouse located on 4.5 acres with access to Interstate Route 5 via Belt Line Road and to the Eugene-Springfield metropolitan and Gateway areas. The property is within the West Eugene enterprise zone. This property is being marketed for lease or sale.

     BUENA VISTA BUSINESS PARK, 2400 BLOCK OF BATEMAN AVENUE, IRWINDALE, CALIFORNIA. This property was acquired on November 18,1998 and consists of three finished industrial zoned lots ranging from 36,068 to 154,943 square feet and totaling 227,863 square feet or 5.2 acres. The parcels are fully improved with all the major off-sites in place, i.e., paved-streets, streetlights, curbs, gutters and utilities. Irwindale is located at the center of the San Gabriel Valley which is located between the inland empire region and downtown Los Angeles. This site has access to Interstate Route 210 and Interstate Route 605. The parcels are all under contract for sale in 2002.

     WILSONVILLE LAND. This 10.9-acre parcel of undeveloped land is located in the city of Wilsonville, Oregon. The property is being held for sale. Following December 31, 2001, the Company entered into option agreements to sell this property to a former director of the Company during a specified period ending early in 2003.

     MORTGAGE INDEBTEDNESS. Our general strategy is to leverage our investments by incurring borrowings secured by such investments. Set forth below is information regarding our mortgage indebtedness relating to our real estate as of December 31, 2001.

                                        Principal                  Maturity                    Annual
     Property                            Amount     Interest Rate   Date      Amortization    Payments
     --------                            ------     -------------   ----      ------------    --------
     Eugene Warehouse                  $ 1,035,000     10.63%       1/1/03      30 Years   $  133,080

OTHER INVESTMENTS

     The Company also invests in other real estate-related opportunities, including the debt or equity of real estate corporations. In December 2000, Fog Cutter Capital Group organized and led a group of investors to purchase all of the outstanding capital stock of Bourne End Properties Plc ("Bourne End"), a specialist investor in retail property. BEP Acquisitions was incorporated in Jersey, Channel Islands for the purpose of acquiring Bourne End. BEP Acquisitions is a wholly-owned subsidiary of BEP Property Holdings Limited ("BEP"), which is 26% owned by the Company, 71% owned by Merrill Lynch (Jersey) Holdings Limited (a subsidiary of Merrill Lynch & Co., Inc.) and 3% owned by Greenbau Estuary Limited. A related company of Merrill Lynch (Jersey) Holdings Limited also provided mezzanine financing.

     At the time of the acquisition, Bourne End had approximately GBP 169.6 million of assets and GBP 123.1 million of debt. The real estate assets consisted of 1.7 million square feet in fifteen shopping centers located in the United Kingdom. Six of these properties were sold during 2001. The sales are consistent with the group's strategy to reposition each of the centers, including selected new capital expenditures on existing space and new development on excess or adjoining land, with the ultimate goal of reselling many of the properties. Based on square footage, the sales during 2001 represent 22% of the original Bourne End portfolio and are in line with the acquiring group's business plan.

     The Company also owns 2.9 million shares (18.1%) of the outstanding common stock of Wilshire Financial Services Group Inc. (WFSG). WFSG is a diversified financial services company, which conducts banking operations in southern California and specialty loan servicing and finance operations nationwide. The Company does not control WFSG or participate in its management.

FUNDING SOURCES

     In order to maximize the return on our investments, we generally fund acquisitions with third-party debt and equity financing so that our invested capital represents a relatively small percentage of the purchase price. The principal sources for funding loans and mortgage-backed securities have historically been repurchase agreements with major investment banks. Repurchase agreements are secured lending arrangements which involve the borrower selling an asset to a lender at a fixed price with the borrower having an obligation to repurchase the asset within a specified period (generally 30 days) at a higher price reflecting the interest cost of the loan. If the value of the underlying asset declines as determined by the lender, the lender may request that the amount of the loan be reduced by cash payments from the borrower or additional collateral be provided by the borrower (generally known as "collateral calls"). As part of our efforts to stabilize our balance sheet, we have over the last two years significantly reduced our reliance on short term repurchase agreement financing. Funding for real property assets generally are longer-term traditional mortgage financing with banks and other financial institutions. We closely monitor rates and terms of competing sources of funds on a regular basis and generally utilize the source which is the most cost effective. The following table sets forth information relating to our borrowings and other interest-bearing obligations at December 31, 2001 and 2000.

                                                               December 31,
                                                            2001           2000
                                                          (Dollars in thousands)
     Short-term borrowings:
           Repurchase agreements                         $     7,761   $    15,902

           Other                                                   -         2,268

                                                        ------------   ------------
                                                               7,761        18,170
     Long-term borrowings:


           Repurchase agreements                                   -        19,025

           Mortgages secured by real estate                    1,035        17,532

           Senior bonds - mortgage-backed securities          29,170        34,203

                                                        ------------   ------------
                                                              30,205        70,760
                                                        ------------   ------------
                                                         $    37,966    $   88,930
                                                        =============  =============

     The following table sets forth certain information related to the Company's borrowings. During the reported period, borrowings were comprised of warehouse lines, repurchase agreements, real estate loans, and senior bonds issued in connection with a securitization. Averages are determined by utilizing month-end balances.

                                                                      At or for the Year Ended
                                                                            December 31,
                                                                     --------------------------
                                                                         2001           2000
                                                                       (Dollars in thousands)
     Average amount outstanding during the year                       $    71,953    $   118,925

     Maximum month-end balance outstanding during the year            $    87,102    $   148,991

     Weighted average rate:
           During the year                                                    7.5%           8.4%

           At end of year                                                     5.6%           8.8%

ASSET QUALITY

     MORTGAGE-BACKED SECURITIES. The majority of our assets are mortgage-backed securities which represent beneficial interests in pools of residential mortgage loans. These loans are secured by residential one-to-four family real estate properties. The majority of these loans represent exposure to lower credit grade borrowers and bear a higher risk of delinquency, default, and losses than loans to borrowers with prime credit. We incorporate our assumptions with respect to the credit quality and performance of the underlying pools of mortgage loans into our valuation of the mortgage-backed securities. To the extent the mortgage loans perform better or worse compared to our assumptions, the value of our mortgage-backed securities may change positively or negatively and impact our future financial position and operating results.

     LOANS. At December 31, 2001, we designated our loans as held-for-sale and carried these loans at the lower of cost or estimated market value. Our estimate of market value included our consideration of the credit performance of these loans.

REGULATORY

     The Company currently owns approximately 2.9 million shares of WFSG's common stock. Effective December 31, 2001, WFSG repurchased a total of 4,168,854 shares of its common stock from entities affiliated with American Express Financial Advisors Inc. (collectively, "AXP"). These shares represented AXP's entire interest in WFSG's common stock, or approximately 21% of the total WFSG shares previously outstanding. This transaction between WFSG and AXP resulted in the Company becoming the second largest shareholder of WFSG, a savings and loan holding company.

     The status of owning more than 10% and being one of the two largest shareholders of a savings and loan holding company creates a rebuttable presumption, for regulatory purposes, that such a shareholder "controls" the savings and loan holding company. As a result of the Company being one of the two largest shareholders of WFSG, a change in control application (Form H-(e)1) must be filed with the Office of Thrift Supervision ("OTS") within ninety days of achieving such status. In lieu of the Form H-(e)1, the Company may file a rebuttal of control application ("Rebuttal Application") in which the Company demonstrates (and makes related contractual commitments in a rebuttal of control agreement with the OTS) that its ownership of WFSG does not constitute "control". The Company is in the process of preparing the Form H-(e)1 for filing with the OTS on or before March 31, 2002.

     There can be no assurance that the OTS will approve the Form H-(e)1. If the Form H-(e)1 is not approved by the OTS, the Company may be required to sell a portion of its WFSG common stock in order to reduce its investment below the next largest shareholder. Such a forced divestiture might result in losses to the Company.

     The Company is continuing to consider what course of action might best maximize the value of its investment in WFSG. Any course of conduct (including retention of the Company's current position) needs to comply with requirements of the OTS, including those relating to the "control" of savings and loan holding companies such as WFSG. As a result, the Company may decide to sell some or all of its shares of WFSG or retain its current ownership position. The Company does not believe, at this time, that it would seek to increase its ownership of WFSG shares, which would require specific OTS approval.

ITEM 2.  PROPERTIES

     The Company's corporate headquarters are located in Portland, Oregon, where the Company leases approximately 5,000 square feet of office space under a lease expiring in 2004. The Company also leases an executive office in New York and London, England.

ITEM 3.  LEGAL PROCEEDINGS

     The Company, Fog Cap L.P. (a subsidiary of the Company and formerly known as Wilshire Real Estate Partnership L.P.) and its two top executives, Messrs. Wiederhorn and Mendelsohn, have been named in a series of lawsuits relating to the receivership of Capital Consultants, L.L.C. ("CCL"). The cases are TOM HAZZARD, ET AL., V. CCL, ET AL., U.S. District Court of Oregon, Civil No. CV 00-1338-HU (filed September 29, 2000); MARK EIDEM, ET AL., V. TRUSTEES UNITED ASSN. UNION LOCAL 290, ET AL., U.S. District Court of Oregon, Civil No. CV 00-1446-HA (filed October 26, 2000); NANCY SCHULTZ, ET AL., V. GARY

KIRKLAND,ET AL., U.S. District Court of Oregon, Civil No. CV 00-1377-HA (filed October 10, 2000); LARRY MILLER, ET AL., V. LEE CLINTON, ET AL., U.S. District Court of Oregon, Civil No. CV00-1317-HA (filed September 26, 2000); SALVATORE J. CHILIA, ET AL., V. CCL, ET AL., U.S. District Court of Oregon, Civil No. CV 00-1633 JE (filed November 29, 2000); and MADOLE V. CAPITAL CONSULTANTS ET. AL., U.S. District Court of Oregon, Civil No. CV 00-1600-HU (filed December 1, 2000). In the HAZZARD, CHILIA and MADOLE cases, the trustees of several Taft-Hartley trusts filed suit against CCL and several individuals and organizations CCL did business with (including the Company and Messrs. Wiederhorn and Mendelsohn). In the EIDEM, SCHULTZ and MILLER cases, the trustees who are plaintiffs in HAZZARD are in turn named as defendants in class action suits filed by beneficiaries of the Taft-Hartley trusts on which they serve as plaintiff-trustees. In the cases in which the trustees are defendants, they have filed third-party complaints against several parties, including the Company and Messrs. Wiederhorn and Mendelsohn. In addition, a group of investors that are not Taft-Hartley trusts have filed a similar complaint against the same defendants, as well as other individuals not named in the prior complaints, in the case of AMERICAN FUNERAL & CEMETERY TRUST SERVICES ET. AL. v CAPITAL CONSULTANTS ET. AL., U.S. District Court of Oregon, Civil No. 01-00609-HU (filed April 28, 2001). The complaints and third-party complaints are all virtually identical. They include claims against the Company, Messrs. Wiederhorn and Mendelsohn alleging breaches of fiduciary duties under the Employee Retirement Income Security Act of 1974 ("ERISA"); knowing participation in a fiduciary breach under ERISA; knowing participation in a prohibited transaction under ERISA; knowing transfer of trust assets under ERISA; negligence; common law claim for breach of fiduciary duty; tortious interference with contract; conversion; constructive trust, restitution and unjust enrichment; fraud; state securities law claims; and breach of contract. The suits also allege claims against Messrs. Wiederhorn and Mendelsohn of tortious interference with business relationships between the Taft-Hartley trusts and CCL, as well as violations of the Racketeering Influenced and Corrupt Organization provisions of the Organized Crime Control Act of 1970, 18 U.S.C.
Section 1961-1965 ("RICO"). The claimants also seek attorneys' fees under their ERISA and RICO claims.

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

     The mediation process has been ongoing since May 2001. Management has directed that the Company participate in good faith along with the other parties in the confidential mediation in an effort to determine whether a mediated settlement may be achievable. It is impossible to predict with any certainty at this stage of the proceedings whether the mediation will result in a settlement of the case. In the event a mediated settlement is not achieved, management has directed that these cases be defended against vigorously. Because the cases are still in early stages of the pleadings and because the amount of discovery has been limited, the ultimate financial loss to the Company cannot be reasonably estimated at this time. However, based upon the progress of the mediation through December 31, 2001, the Company has made a provision for litigation of $2 million. The Company can give no assurances that the ultimate settlement or result of litigation will be limited to the amount of the provision.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On December 14, 2001, at the annual stockholders' meeting, the Company's stockholders elected six persons to the Board of Directors of the Company and ratified the selection of Ernst & Young LLP as the Company's auditors for the year ending December 31, 2001.

     In connection with the election of directors, the shares of common stock present in person or by proxy were voted as follows:

                                             For               Withheld
          Andrew A. Wiederhorn               10,184,936        55,734
          Lawrence A. Mendelsohn             10,184,936        55,734
          Don H. Coleman                     10,191,500        49,170
          Jordan Schnitzer                   10,206,554        34,116
          David Dale-Johnson                 10,185,147        55,523
          K. Kenneth Kotler                  10,185,147        55,523

     All of the elected directors continued their term of office as directors after the annual stockholders' meeting.

     In connection with the proposal to approve the ratification of the selection of Ernst & Young LLP, independent certified public accountants, as the Company's auditors for the year ending December 31, 2001: 10,196,423 shares were voted in favor of the proposal, 36,764 shares were voted against the proposal and there were 7,483 abstentions.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

     Effective April 6, 1998, our common stock, par value $0.0001 per share (the "Common Stock") became quoted on the National Association of Securities Dealers Automated Quotation System ("NASDAQ"). The Common Stock is traded under the symbol "FCCG." The approximate number of record holders (not shareholders, as most shares are held in brokerage house's name) of our Common Stock at January 31, 2002 was 20.

     The following table sets forth the high and low sales prices for the Common Stock as quoted on the NASDAQ for the periods indicated.

                           2001                              High                    Low
         -----------------------------------------     -----------------     --------------------
         First quarter                                  $     2.5938          $     2.1875
         Second quarter                                 $     3.0000          $     2.0700
         Third quarter                                  $     2.6200          $     2.1500
         Fourth quarter                                 $     2.5500          $     1.9817
                           2000                              High                    Low
         ------------------------------------------    ------------------    ---------------------
         First quarter                                  $     2.5625          $     1.9063
         Second quarter                                 $     2.8125          $     1.8750
         Third quarter                                  $     2.8750          $     2.0000
         Fourth quarter                                 $     2.8125          $     2.1563

     During the year ended December 31, 2001, we declared and paid dividends totaling $0.39 per share ($4.1 million). During the year ended December 31, 2000, we did not declare any cash dividends. We had delayed the payment date of a $0.40 cash dividend payable on October 27, 1998 to shareholders of record at September 30, 1998 and announced that we would pay interest, at the rate of 4% per annum, on the amount due from the original payment date through the date of the actual payment. During the year ended December 31, 2000, we paid one-half of the deferred dividend payable and paid the remainder during 2001.

     It is our intention to pay dividends quarterly. We may declare and pay new dividends on our common stock in 2002, subject to our financial condition, results of operations and capital requirements as well as other factors deemed relevant by the Board of Directors.

     On March 13, 2002, we paid a cash dividend of $0.13 per share to stockholders of record as of March 8, 2002.

     On December 15, 1999, we declared a distribution of one right (a "Right") to purchase one-tenth of a share of the Company's Common Stock for each outstanding share of Common Stock, payable to the stockholders of record on January 3, 2000. The Board of Directors authorized and directed the issuance of one Right with respect to each share of Common Stock issued thereafter until the Distribution Date. During 2001, our Board of Directors elected to redeem the Rights in order to give us the flexibility to purchase shares of our Common Stock if opportunities arose at attractive prices. The Board was concerned that the repurchase of our Common Stock would likely cause a number of parties to exceed the five percent ownership limit established in the Rights Plan. The Board concluded that the value of the potential opportunities created by redeeming the Rights, exceeded the potential tax benefits of the protection from a change in ownership provided by the Rights Plan. The Rights were redeemed by the Company in October 2001.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth selected historical, financial and operating data on a consolidated basis at December 31, 2001, 2000, and 1999 and for the years then ended. The information contained in this table should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our historical consolidated financial statements, including the notes thereto, included elsewhere in this report.

                                                                                       Year Ended December 31,
                                                                      -----------------------------------------------------------
                                                                            2001                 2000                 1999
                                                                      -----------------    -----------------    -----------------
                                                                                        (Dollars in thousands)
  Statement of Operations Data:
  Net Interest Income:
      Loans                                                            $        2,394      $         3,900      $         6,740
      Securities                                                                7,328               10,718               15,342
      Other investments                                                           226                  460                  604
                                                                      -----------------    -----------------    -----------------
         Total interest income                                                  9,948               15,078               22,686
      Interest expense                                                          4,548                7,704               12,897
                                                                      -----------------    -----------------    -----------------
         Net interest income before loan losses                                 5,400                7,374                9,789
      Recovery of (provision for) loan losses                                       -                  555                1,150
                                                                      -----------------    -----------------    -----------------
         Net interest income after loan losses                                  5,400                7,929               10,939
  Real Estate Operations:
      Operating income                                                          2,197                4,870                7,148
      Operating expense                                                          (418)                (601)                (205)
      Interest expense                                                         (1,244)              (2,742)              (4,546)
      Gain on sale of real estate                                               1,142                5,404                1,042
      Provision for losses on real estate                                           -                    -                 (892)
      Depreciation                                                               (456)                (993)              (1,102)
                                                                      -----------------    -----------------    -----------------
         Total real estate operations                                           1,221                5,938                1,445

  Other Operating (Loss) Income:

      Market valuation losses and impairments                                 (11,422)             (22,257)             (30,029)
      Provision for litigation claims                                          (2,000)                (225)              (4,077)
      Equity in losses of BEP                                                  (1,335)                   -                    -
      Gain on sale of loans and securities                                      1,001                5,356                1,326
      Other (loss) income, net                                                   (758)                  29                  180
                                                                      -----------------    -----------------    -----------------
         Total other operating loss                                           (14,514)             (17,097)             (32,600)

  Operating Expenses:
      Compensation and employee benefits                                        5,147                7,869                1,353
      Management fees                                                               -                    -                2,404
      Professional fees                                                         1,365                1,973                1,250
      Other                                                                     2,520                2,470                1,424
                                                                      -----------------    -----------------    -----------------
         Total operating expenses                                               9,032               12,312                6,431
                                                                      -----------------    -----------------    -----------------

  Net loss before provision for income taxes and
    cumulative effect of a change in accounting principle                     (16,925)             (15,542)             (26,647)

  Provision (benefit) for income taxes                                              -                    -                    -
                                                                      -----------------    -----------------    -----------------

  Net loss before cumulative effect of a change in
    accounting principle                                                      (16,925)             (15,542)             (26,647)
  Cumulative effect of a change in accounting principle                        (1,021)                   -                    -
                                                                      -----------------    -----------------    -----------------
  Net loss                                                             $      (17,946)     $      (15,542)      $       (26,647)
                                                                      =================    =================    =================

                                                                                        Year Ended December 31,
                                                                      ------------------------------------------------------------
                                                                            2001                 2000                 1999
                                                                      -----------------     ----------------    ------------------
                                                                                        (Dollars in thousands)
  Basic and diluted net loss before cumulative effect
    of a change in accounting principle                                $        (1.61)       $        (1.48)      $        (2.33)
  Cumulative effect of change in accounting                                      (.10)                    -                    -
                                                                      -----------------     -----------------    -----------------
  Basic and diluted net loss                                           $        (1.71)       $        (1.48)      $        (2.33)
                                                                      =================     =================    =================

  Weighted average shares outstanding                                      10,507,413            10,507,413           11,443,021

                                                                                       Year Ended December 31,
                                                                     -------------------------------------------------------------
                                                                           2001                  2000                  1999
                                                                     ------------------    ------------------    -----------------
                                                                                        (Dollars in thousands)
  Cash Flow Data:
  Net cash  (used in) provided by operating activities                $        (1,457)      $           (91)      $      (17,215)
  Net cash provided by (used in) investing activities                 $        61,186       $        71,072       $      143,283
  Net cash (used in) provided by financing activities                 $       (56,358)      $       (73,270)      $     (124,969)

  Other Data:
  Depreciation                                                        $           655       $         1,144       $        1,102
  EBITDA(1)                                                           $       (11,499)      $        (4,097)      $       (8,301)
  Ratio of EBITDA to interest expense                                           (1.99)                (0.39)               (0.48)
  Ratio of earnings to fixed charges                                            (1.16)                (0.65)               (1.07)

                                                                                  December 31,
                                                                     ----------------------------------------
                                                                           2001                  2000
                                                                     ------------------    ------------------
                                                                             (Dollars in thousands)
  Total assets                                                       $        82,057        $      150,304
  Cash and cash equivalents                                          $         6,753        $        3,394
  Securities available for sale, at estimated fair value             $        51,783        $       74,731
  Loans                                                              $         4,819        $       30,404
  Investments in real estate                                         $         4,471        $       24,767
  Investments in WFSG and affiliates                                 $         5,893        $        5,593
  Investment in BEP                                                  $         5,195        $        6,719

  Borrowings                                                         $        37,966        $       88,930
  Total stockholders' equity                                         $        38,799        $       55,651
  Ratio of total assets to stockholders' equity                                 2.12                  2.70

----------
 (1) EBITDA means net income or (loss) plus interest expense plus taxes and depreciation plus (or minus) amortization of premiums and discounts, net.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Consolidated Financial Statements of the Company and notes thereto.

GENERAL

     During the year ended December 31, 2001, we continued to restructure the asset and liability structure of our balance sheet, significantly reduced our exposure to short-term, mark-to-market-based financing, disposed of our directly owned U.K. commercial property portfolio and began arranging and investing in new transactions.

     Our results of operations for the year ended December 31, 2001 reflect further impairment write-downs of mortgage-backed securities of $8.7 million.

     As a result of the continued impact of the marketplace on the Company, stockholders' equity decreased to $38.8 million at December 31, 2001 from $55.7 million at December 31, 2000, a decrease of $16.9 million or 30.3%. During this same period, the size of our balance sheet was reduced from $150.3 million to $82.1 million.

     The Company's business strategy focuses on opportunistic investing, structuring and managing real estate-related assets such as mortgage-backed securities, mezzanine real estate loans and real estate, as well as the acquisition of companies engaged in investing in such assets. We concentrate on the acquisition of assets where our expertise in intensive asset management, mortgage and real estate credit analysis and financial structuring can create value. Further, we expect that many of these investments, particularly in corporate acquisitions, will be in conjunction with partners.

CRITICAL ACCOUNTING POLICIES

VALUATION

     At December 31, 2001, our largest asset was our portfolio of mortgage-backed securities, which includes a retained interest in a resecuritization of several mortgage-backed securities. Listed market prices or dealer/lender value opinions are not available for most of the securities in our portfolio. Accordingly, in the absence of these third-party quotations, fair values for these securities are determined by us, using a third-party valuation model and internally developed assumptions.

     Valuation models and assumptions impact the carrying value of our mortgage-backed securities and the amount and timing of gains and losses recognized. The use of different valuation models or assumptions could produce different financial results. Changes in the fixed-income markets and the actual performance of our mortgage-backed securities may impact our estimates of fair value in the future, potentially affecting, positively or negatively, our future operating results and equity.

     Our key valuation assumptions include default rates and loss severity, which account for the anticipated credit losses in the pools of loans underlying our mortgage-backed securities. Other key valuation assumptions include prepayment rates and discount rates. Our internal valuation methodology calls for developing the key valuation assumptions of credit losses and prepayment speeds based upon the observable recent history of performance, generally averaged across the latest 3 to 6 months, subject to our general economic and market considerations. Our key valuation assumption of discount rates is developed based on the assessment of the current yields required by investors for similar classes of fixed income instruments. We apply our valuation methodology consistently and believe that the resulting fair value estimates are reasonable, however, these estimated values may differ from those realized in a bona fide sale transaction, given the judgmental nature of the values of these assets.

     During the years ended December 31, 2001, 2000, and 1999, we incurred significant losses of $8.7 million, $21.4 million, and $19.6 million, respectively, due to decreases in value of our mortgage-backed securities. These losses resulted from the worsening credit and prepayment performance of our mortgage-backed securities as well as increases in the market yields for investments of such high risk assets. We believe our assumptions and the resulting estimated values of the mortgage-backed securities at December 31,

2001 are conservative based on the facts and circumstances as of that date; however, there can be no assurance that there will be no future losses on these securities due to changes in their performance or overall market conditions.

SALE RECOGNITION

     During 2001, we carried out several significant sales of our real estate investments, mortgage-backed securities, and loans. Our accounting policy calls for the recognition of sales of the financial instruments, including mortgage-backed securities and loans, only when we have surrendered irrevocable control over these assets. Our accounting policy calls for the recognition of sales of real estate upon closing when we transferred the usual risks of ownership and all or substantially all of the rewards of ownership to the buyer. We do not retain any recourse or performance obligations with respect to our sales of assets. Our sales were cash sales, and the cash proceeds were not contingent upon any future event.

RESULTS OF OPERATIONS - 2001 COMPARED TO 2000

     NET LOSS. Our net loss for the year ended December 31, 2001 amounted to $17.9 million, or $1.71 per share, compared to $15.5 million, or $1.48 per share for the year ended December 31, 2000. The 2001 net loss is primarily attributable to $11.4 million of market valuation losses and impairments and significant operating expenses. The net loss for 2000 was primarily the result of $22.3 million of market valuation losses and impairments.

     NET INTEREST INCOME. The following tables set forth information regarding the total amount of income from interest-earning assets and expenses from interest-bearing liabilities and the resulting average yields and rates:

                                                                            For the Year Ended December 31, 2001
                                                                      -------------------------------------------------
                                                                         Average         Interest
                                                                         Balance         Income
                                                                                        (Expense)           Yield/Rate
                                                                      -------------    --------------    --------------
                                                                                   (Dollars in thousands)
         Interest-Earning Assets:
               Loan portfolios                                         $   24,149        $    2,394            9.9%
               Mortgage-backed securities available for sale               59,873             7,328           12.2
               Other investments                                            3,809               226            5.9
                                                                      --------------    -------------    --------------
                    Total interest-earning assets                      $   87,831        $    9,948           11.3%
                                                                      --------------    -------------    --------------

         Interest-Bearing Liabilities:
               Short-term and other borrowings                         $   62,207        $   (4,548)           7.3%
                                                                      --------------    -------------    --------------
                    Total interest-bearing liabilities                 $   62,207        $   (4,548)           7.3%
                                                                      --------------    -------------    --------------

               Net interest income before provision
                  for loan losses/spread (1)                                             $    5,400            4.0%
                                                                                        =============    ==============
               Net interest margin (2)                                                                         6.1%
                                                                                                         ==============

----------
         (1) Net interest spread represents the unweighted difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
         (2) Net interest margin represents net interest income divided by average interest-earning assets.

                                                                            For the Year Ended December 31, 2000
                                                                   -------------------------------------------------------
                                                                       Average        Interest
                                                                       Balance        Income
                                                                                      (Expense)          Yield/Rate
                                                                   ---------------     -------------      ---------------
                                                                                   (Dollars in thousands)
       Interest-Earning Assets:
              Loan portfolios                                      $      33,204        $     3,900              11.7%

              Mortgage-backed securities available for sale               81,159             10,718              13.2

              Other investments                                            7,402                460               6.2

                                                                   ----------------    --------------     ----------------
                  Total interest-earning assets                    $      121,765       $     15,078             12.4%
                                                                   ----------------    --------------     ----------------

       Interest-Bearing Liabilities:

              Short-term and other borrowings                      $      86,312        $    (7,704)              8.9%
                                                                   ----------------    --------------     ----------------

                  Total interest-bearing liabilities               $      86,312        $    (7,704)              8.9%

                                                                   ----------------    --------------     ----------------

              Net interest income before provision

                   for loan losses/spread (1)                                           $     7,374               3.5%
                                                                                       ==============     ================
              Net interest margin (2)                                                                             6.1%
                                                                                                          ================

----------
     (1) Net interest spread represents the unweighted difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
     (2) Net interest margin represents net interest income divided by average interest-earning assets.

     For the year ended December 31, 2000, the Company recovered $0.6 million of the allowance for loan losses. This amount is not reflected in the net interest income/spread above.

     Prepayments, delinquencies and defaults affect the net spread of the Company, primarily through their impact on mortgage loans that underlie the securities in the Company's mortgage-backed securities portfolio. For principal and interest subordinated mortgage-backed securities, which the Company generally purchases at a discount to principal amount, increased prepayments recapture such purchase discount sooner and therefore increase spread. Fewer prepayments would have the opposite effect, reducing spread. For residuals, prepayment increases generally reduce spread since these securities derive their value from interest payments on loans that are outstanding. Residuals have both a principal face amount and often a credit related IO component. Increased prepayment often reduces spread except to the extent that such prepayment is related to a recovery on a defaulted loan. The impact on spread, however, depends upon the degree to which prepayment is less than or exceeds the Company's assumptions for prepayment at its time of purchase.

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

     RECOVERY OF LOAN LOSSES. During the year ended December 31, 2000, we reviewed the adequacy of loan loss reserves and recaptured the remaining reserve balance of $0.6 million. At December 31, 2001, we had $4.8 million of loans that are performing according to their terms with no required loan loss allowance.

     REAL ESTATE OPERATIONS. During the years ended December 31, 2001 and 2000, real estate operating income was comprised primarily of $2.2 million and $4.9 million, respectively, in gross rental and other income earned on such investments. Expenses incurred on such real estate investments for the years ended December 31, 2001 and 2000 include $1.2 million and $2.7 million, respectively, of interest expense, $0.4 million and $0.6 million, respectively, of rental operating expense and $0.5 million and $1.0 million, respectively, of depreciation expense.

     OTHER LOSS. Our other loss was approximately $14.5 million and $17.1 million for the years ended December 31, 2001 and 2000, respectively. The components of the Company's net non-interest loss are comprised of the following:

     MARKET VALUATION LOSSES AND IMPAIRMENTS. The term "Market Valuation Losses and Impairments" as used herein refers to impairment losses recognized primarily on our mortgage-backed securities and loan portfolios. Total market valuation losses and impairments for the year ended December 31, 2001 were $11.4 million. This amount includes $8.7 million of market valuation losses and impairments related to our portfolio of mortgage-backed securities available for sale, $0.5 million related to our investment in loans, $2.0 million related to our investment in prepaid service fees in an affiliate of WFSG, and $0.2 million related to our investment in real estate. As a result of the write down in the value of certain of our mortgage-backed securities and the sale of other mortgage-backed securities in 2000 and 2001, we believe that the value of our mortgage-backed securities portfolio has stabilized and that barring unforeseen circumstances, we should not continue to experience the same level of losses experienced by the Company in the last two years.

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

     PROVISION FOR LITIGATION CLAIMS. The Company and two of its senior officers have been named, among other defendants, in a series of lawsuits related to the receivership of an unaffiliated investment company. In their claims, multiple plaintiffs allege several theories of liability, including knowing participation in fiduciary breach and prohibited transactions under the Employee Retirement Income Security Act of 1974. Because the cases are still in early stages of the pleadings and because the amount of discovery has been limited, the ultimate financial loss to the Company cannot be reasonably estimated at this time. However, based upon the progress of the mediation through December 31, 2001, the Company has made a provision for litigation of $2 million. The Company can give no assurances that the ultimate settlement or result of litigation will be limited to the amount of the provision.

     EQUITY IN LOSSES OF BEP. In February 2001, the Company (through a 26% owned Jersey, Channel Islands company known as BEP Acquisitions) purchased all of the outstanding capital stock of Bourne End Properties PLC ("Bourne End"). Bourne End is a specialist investor in retail property, currently owning fifteen town shopping centers located in England and Scotland. BEP is highly leveraged and operating income from the properties is offset by interest expense and depreciation. The Company accounts for this investment using the equity method, thereby recording its share of income and expense generated by BEP. During 2001, the Company recorded $1.3 million in operating losses relating to this investment. BEP is expected to become profitable as it sells properties and retires indebtedness, a process which began during the fourth quarter of 2001.

     GAIN ON THE SALE OF SECURITIES. During the years ended December 31, 2001 and 2000, we sold mortgage-backed securities to unrelated third parties for approximately $7.4 million and $51.6 million, respectively, resulting in gains of approximately $0.5 million and $5.2 million, respectively.

     OPERATING EXPENSES. During 2001, operating expenses were comprised of compensation and employee benefits of $5.1 million, professional fees of 1.4 million and other costs of $2.5 million. In an effort to improve profitability and liquidity, we have sought to reduce our expenses. In that connection, in August, 2001, we moved our executive offices to smaller offices, which better reflected our needs. In addition, effective during the fourth quarter of 2001, we entered into new employment agreements with our Chief Executive Officer, President and an Executive Vice President, and re-structured the compensation for our directors.

     In the fourth quarter of 2000, the Company established a trust, which purchased 525,000 shares of the Company's common stock from an unrelated shareholder. The Company's contribution of approximately $1.3 million is included in compensation expenses. The trust was established for the benefit of the Company's employees and directors to raise their ownership in the Company, thereby strengthening the mutuality of interests between them and the Company's shareholders. While these shares are held in trust, they will be voted ratably with ballots cast by all other shareholders.

RESULTS OF OPERATIONS - 2000 COMPARED TO 1999

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

     NET INTEREST INCOME. The following tables set forth information regarding the total amount of income from interest-earning assets and expenses from interest-bearing liabilities and the resulting average yields and rates:

                                                                            For the Year Ended December 31, 2000
                                                                      -------------------------------------------------
                                                                                          Interest        Yield/Rate
                                                                          Average         Income
                                                                          Balance        (Expense)
                                                                      --------------    -------------    --------------
                                                                                   (Dollars in thousands)
         Interest-Earning Assets:
               Loan portfolios                                        $    33,204        $    3,900           11.7%
               Mortgage-backed securities available for sale               81,159            10,718           13.2
               Other investments                                            7,402               460            6.2
                                                                      -------------     -------------    --------------
                    Total interest-earning assets                     $   121,765        $   15,078           12.4%
                                                                      -------------     -------------    --------------

         Interest-Bearing Liabilities:
               Short-term and other borrowings                        $    86,312        $   (7,704)           8.9%
                                                                      -------------     ------------     -------------
                    Total interest-bearing liabilities                $    86,312        $   (7,704)           8.9%
                                                                      -------------     ------------     -------------

               Net interest income before provision
                    for loan losses/spread (1)                                           $    7,374            3.5%
                                                                                        =============    ==============
               Net interest margin (2)                                                                         6.1%
                                                                                                         ==============

         ----------
         (1) Net interest spread represents the unweighted difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
         (2) Net interest margin represents net interest income divided by average interest-earning assets.

                                                                            For the Year Ended December 31, 1999
                                                                   -------------------------------------------------------
                                                                       Average           Interest
                                                                       Balance           Income
                                                                                        (Expense)          Yield/Rate
                                                                   ----------------    --------------     ----------------
                                                                                   (Dollars in thousands)
       Interest-Earning Assets:

              Loan portfolios                                       $      68,937       $    6,740              9.8%

              Mortgage-backed securities available for sale               122,164           15,342             12.6

              Other investments                                            13,206              604              4.6
                                                                   ---------------     -------------      ---------------
                  Total interest-earning assets                     $     204,307       $   22,686             11.1%
                                                                   ----------------    --------------     ----------------

       Interest-Bearing Liabilities:

              Short-term and other borrowings                       $     158,376       $  (12,897)             8.1%

                                                                   ----------------     -------------      ---------------
                  Total interest-bearing liabilities                $     158,376       $  (12,897)             8.1%
                                                                   ----------------    --------------      ---------------

              Net interest income before provision
                   for loan losses/spread (1)                                           $    9,789              3.0%
                                                                                        =============      ================


                                                                                        =============      ================

              Net interest margin (2)                                                                           4.8%
                                                                                                           ================

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

CHANGES IN FINANCIAL CONDITION

     During 2001, total assets decreased to $82.1 million from $150.3 million at December 31, 2000. This decrease was primarily the result of a net reduction of $22.9 million of securities available for sale, $25.6 million of loans and $20.3 million of investments in real estate. Total liabilities decreased to $43.3 million during the period, primarily as a result of a net decrease of $51.0 million in borrowings associated with sales of mortgage-backed securities, loans and investments in real estate.

     SECURITIES AVAILABLE FOR SALE. At December 31, 2001, securities available for sale included mortgage-backed securities with an aggregate market value of $51.8 million, net of realized and unrealized gains or losses, compared to $74.7 million at December 31, 2000. This decrease of $22.9 million is primarily due to the sale of $6.9 million of securities, net principal payments received of $2.1 million, conversion of $6.6 million of mortgage-backed securities into the loans and real estate which had served as collateral supporting these securities and a decrease in market value of $7.3 million.

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

     We mark our securities portfolio to fair value at the end of each month. We determine the fair value of the securities by modeling the anticipated cash flows using certain estimates (e.g. prepayment speeds, default rates, severity of losses, and discount rate). As of each reporting period, we evaluate whether and to what extent any unrealized loss is to be recognized as other than temporary.

     LOAN PORTFOLIO. During the year ended December 31, 2001, our loan portfolio was reduced primarily as a result of principal repayments to approximately $4.8 million from $30.4 million at December 31, 2000. We maintain an allowance for loan losses at a level that the Company considers adequate to provide for probable losses based upon an evaluation of known and inherent risks. Based upon our assessment, no allowance for loan losses was required at December 31, 2001 and 2000.

     INVESTMENTS IN REAL ESTATE. Investments in real estate decreased approximately $20.3 million during the year ended December 31, 2001. This decrease was primarily due to sale of eighteen retail and office properties, all located in the United Kingdom, with a carrying value of approximately $19.2 million. In addition, we recognized approximately $0.5 million of depreciation expense related to operating properties.

     We are currently in the process of marketing certain other commercial properties for sale as we continue to reduce our level of investment in commercial real estate income properties to increase liquidity for working capital and reinvestment opportunities.

     BORROWINGS. Borrowings decreased to approximately $38.0 million during the year ended December 31, 2001, funded primarily from the sale of real estate, subordinated mortgage-backed securities and the receipt of principal payments on our loan portfolio. Interest rates on borrowings under these facilities are generally based on 30-day London Interbank Offer Rate ("LIBOR") rates, plus a spread. Repurchase agreements are secured lending arrangements which involve the borrower selling an asset to a lender at a fixed price with the borrower having an obligation to repurchase the asset within a specified period (generally 30 days) at a higher price reflecting the interest cost of the loan. If the value of the underlying asset declines or the lender marks the asset lower, the lender may request that the amount of the loan be reduced by cash payments from the borrower or additional collateral be provided by the borrower (generally known as "collateral calls"). Accordingly, in an environment where lenders consistently mark down the value of the underlying assets, a borrower can become subject to significant collateral calls. If the borrower does not have sufficient cash to meet the collateral call or additional unencumbered assets to pledge, it may be forced to sell assets to repay the loan. If the Company experiences further downward marks to market of its assets subject to repurchase agreements, it could experience cash collateral calls, thereby reducing liquidity, or be forced to sell further assets, which could result in losses. We have significantly reduced our exposure to short-term financing for mortgage-backed securities and the possibility of collateral calls with respect to these financings.

     At December 31, 2001, we had $38.0 million of borrowings. Of this amount, $1.0 million financed real estate investments of $2.2 million; $7.8 million consisted of repurchase agreements on mortgage-backed securities, and $29.2 million related to senior bonds issued as part of the resecuritization discussed above. Our borrowings had a weighted average interest rate of 5.6% at December 31, 2001.

     During 2000, we sold a pool of mortgage-backed securities to a special purpose vehicle which acquired the loans from us with the proceeds from the issuance of long-term indebtedness. We retained an equity interest in the special purpose vehicle and there is no recourse to the Company in respect of the indebtedness incurred by the special purpose vehicle.

     STOCKHOLDERS' EQUITY. Stockholders' equity decreased to $38.8 million during the year ended December 31, 2001. The net decrease in stockholders' equity during this period was primarily attributable to our net loss of $17.9 million.

LIQUIDITY AND CAPITAL RESOURCES

     Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund investments, engage in loan acquisition and lending activities, meet collateral calls and for other general business purposes. The primary sources of funds for liquidity during the year ended December 31, 2001 consisted of net cash provided by investing activities, including cash repayments related to our mortgage-backed securities portfolio, and the sale of mortgage-backed securities and real estate.

     Our borrowings and the availability of further borrowings are substantially affected by, among other things, changes in interest rates, changes in market spreads whereby the market value of the collateral securing such borrowings may decline substantially, or decreases in credit quality of underlying assets. In the event of declines in market value or credit quality, we may be required to provide additional collateral for, or repay a portion of outstanding balances of, our short-term borrowing facilities. As of December 31, 2001, we had no outstanding collateral calls. For additional information with respect to our monthly mark-to-market of our securities available for sale portfolio, see "CHANGES IN FINANCIAL CONDITION-SECURITIES AVAILABLE FOR SALE."

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

     At December 31, 2001, we had total consolidated secured indebtedness of $38.0 million, as well as $5.3 million of other liabilities. The consolidated secured indebtedness consisted of (i) $7.8 million of repurchase agreements secured by $9.5 million of mortgage-backed securities and (ii) $30.2 million outstanding of other borrowings maturing between 2001 and 2020 which are secured by real estate and mortgage-backed securities. Approximately $7.8 million of this indebtedness had terms which allowed the lender to request additional collateral if the value of the underlying collateral declined (including financing facilities for both mortgage-backed securities and loans). Although the Company believes that the likelihood of significant declines in asset values has decreased since the third quarter of 1998, the Company is seeking to maintain a larger cash position and more unencumbered assets to deal with any future potential collateral calls.

     Borrowings are established through both short-term and long-term financing facilities. If the value of the assets securing the loan declines as determined by the lender, the lender may request that the amount of the loan be reduced by cash payments from the borrower or additional collateral be provided by the borrower (generally known as "collateral calls"). Accordingly, in an environment where lenders consistently mark down the value of the underlying assets, a borrower can become subject to collateral calls, which can have a significant impact on liquidity. Similarly, if interest rates increase significantly, the borrowing cost under the financing facility may also increase while the interest rate on the assets securing the loan may not increase at the same time or to the same degree. Real property acquisitions are financed with intermediate or long-term mortgages with banks and other financial institutions.

     We have historically financed acquisitions of mortgage-backed securities through committed and uncommitted thirty-day repurchase agreements with major Wall Street investment banks. Repurchase agreements are secured lending arrangements, which involve the borrower selling an asset to a lender at a fixed price with the borrower having an obligation to repurchase the asset within a specified period (generally 30 days) at a higher price reflecting the interest cost of the loan. If the lender marks the asset lower, the lender may request that the amount of the loan be reduced by cash payments from the borrower or additional collateral be provided by the borrower. Mortgage-backed securities which are subject to repurchase agreements, as well as loans which secure other indebtedness, periodically are revalued by the lender, and a decline in the value that is recognized by the lender (whether or not the lender recognizes the full fair value of the security) may result in the lender requiring us to provide additional collateral to secure the indebtedness.

     Other than an unfunded $3 million secured line of credit, substantially all of our assets that are capable of being pledged have been pledged to secure our outstanding indebtedness. As a result, if we are unable to fund additional collateral requirements or to repay, renew or replace maturing indebtedness on terms reasonably satisfactory to us, we may be required to sell (potentially on short notice) a portion of our assets, and could incur losses as a result. Furthermore, since from time to time there is extremely limited liquidity in the market for subordinated and residual interests in mortgage-related securities, there can be no assurance that we will be able to dispose of such securities promptly for fair value in such situations.

     Although we are currently operating with negative cash flow (primarily due to the continued repayment of debt and refinancing of our mortgage-backed securities portfolio), we believe that our existing sources of funds will be adequate for purposes of meeting our short-term liquidity needs. There can be no assurance that this will be the case, however. Material increases in interest expense from variable-rate funding sources, collateral calls, or material decreases in monthly cash receipts, generally would negatively impact our liquidity. On the other hand, material decreases in interest expense from variable-rate funding sources generally would positively affect our liquidity.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices, and equity prices. The Company's exposure to foreign currency fluctuations has decreased significantly during the year ended December 31, 2001 (approximately 13.4% of the Company's equity is invested in the United Kingdom at December 31, 2001). The primary market risk to which the Company is exposed is interest rate risk, which is highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors beyond the control of the Company. Changes in the general level of interest rates can affect the Company's net interest income, which is the difference between the interest income earned on interest-earning assets and the interest expense incurred in connection with its interest-bearing liabilities, by affecting the spread between the Company's interest-earning assets and interest-bearing liabilities. Changes in the level of interest rates also can affect, among other things, the ability of the Company to acquire loans, the value of the Company's mortgage-backed securities and other interest-earning assets, and its ability to realize gains from the sale of such assets.

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

     The following tables quantify the potential changes in net interest income and net portfolio value as of December 31, 2001 should interest rates go up or down (shocked) by 100 to 400 basis points, assuming the yield curves of the rate shocks will be parallel to each other and instantaneous. Net portfolio value is calculated as the sum of the value of off-balance sheet instruments and the present value of cash in-flows generated from interest-earning assets net of cash out-flows in respect of interest-bearing liabilities. The cash flows associated with the loan portfolios and securities available for sale are calculated based on prepayment and default rates that vary by asset but not by changes in interest rates. Projected losses, as well as prepayments, are generated based upon the actual experience with the subject pool, as well as similar, more seasoned pools. To the extent available, loan characteristics such as loan-to-value ratio, interest rate, credit history and product types are used to produce the projected loss and prepayment assumptions that are included in the cash flow projections of the securities. The following tables apply the U.S. Treasury yield curve generally for assets and LIBOR for repurchase agreement liabilities and assume a uniform change in both rates. The tables assume that changes in interest rates occur instantaneously. The tables also reflect that the Company has a significant exposure to LIBOR rates since its short-term repurchase agreement borrowings are generally based on LIBOR rates. Actual results could differ significantly from those estimated in the tables.


     Projected Percent Change In
     Change in Interest                                                                   Change in Monthly  Change in Net Portfolio
          Rates (1)                    Net Interest Income       Net Portfolio Value       Interest Rates             Value
     --------------------              ------------------------  ----------------------- ------------------  -----------------------
     -200 Basis Points                           14.7%                  4.9%              $   50,000             $   2,068,000
     -100 Basis Points                            7.3%                  2.4%              $   25,000             $   1,035,000
       0 Basis Points                             0.0%                  0.0%              $        -             $           -
      100 Basis Points                           -7.3%                 -2.5%              $  (25,000)            $  (1,076,000)
      200 Basis Points                          -14.7%                 -5.2%              $  (50,000)            $  (2,216,000)

----------
     (1) Assumes that uniform changes occur instantaneously in both the yield on 10-year U.S. Treasury notes and the interest rate applicable to U.S. dollar deposits in the London interbank market.

     The following table sets forth information as to the type of funding used to finance the Company's assets as of December 31, 2001. As indicated in the table, a large percentage of the Company's fixed-rate assets are financed by floating-rate liabilities and the Company's variable-rate assets are generally funded by variable-rate liabilities which use the same index.

                             Assets and Liabilities
                             As of December 31, 2001
                             (Dollars in Thousands)

     Interest-Bearing Assets                          Basis Amount   Coupon Type           Liability      Type
     -----------------------                          ------------   -----------           ---------      ----
     Fixed-Rate Assets, Financed Floating              $    49,533       Fixed              $   36,931    LIBOR
     Fixed-Rate Assets, No Financing                         7,069       Fixed                       -     None
     Cash and Cash Equivalents                               6,753        N/A                        -     None
                                                       ------------                        ------------
              Subtotal                                      63,355                              36,931

                                                       ------------                        ------------

     OTHER ASSETS

     Investments in Real Estate                              4,471        N/A                    1,035    Fixed
     Investments in WFSG and affiliates                      5,893        N/A                        -     None
     Investment in BEP                                       5,195        N/A                        -     None
     Other                                                   3,143        N/A                        -     None
                                                        -----------                         -----------
              Subtotal                                      18,702                               1,035
                                                        ===========                         ===========

     LIABILITY ONLY

     Accounts Payable and Accrued
           Liabilities                                           -                               5,292     None
                                                       ------------                        ------------
              Total                                     $   82,057                          $   43,258
                                                       ============                        ============

     Asset and liability management involves managing the timing and magnitude of the repricing of assets and liabilities. It is the objective of the Company to attempt to control risks associated with interest rate movements. Asset and liability management can utilize a wide variety of off-balance sheet financial techniques to assist it in the management of interest rate risk. For example, in hedging the interest rate and exchange rate exposure of a foreign currency denominated asset or liability, we may enter into hedge transactions to counter movements in the different currencies as well as interest rates in those currencies. These hedges may be in the form of currency and interest rate swaps, options, and forwards, or combinations thereof. No such techniques were in use as of December 31, 2001.

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

     The following table sets forth the estimated contractual maturity or repricing of the Company's interest-earning assets and interest-bearing liabilities at December 31, 2001.

                                         AS OF DECEMBER 31, 2001
                                        ------------------------
                                         (Dollars in thousands)

                                                  Within        4 to 12     One Year to      More than        TOTAL
                                                 3 Months       Months        3 Years         3 Years
                                                 -----------    -----------  -----------    -----------    ------------
INTEREST-SENSITIVE ASSETS(1):
Cash and cash equivalents                        $    6,753     $          -   $        -     $        -    $    6,753
Securities available for sale                                                                     51,783        51,783
Loans                                                     -                -            -          4,819         4,819
                                                 -------------  ------------  ------------   ------------  ------------
Total rate-sensitive assets                      $    6,753     $          -   $        -     $   56,602    $   63,355
                                                 =============  ============  ============   ============  ============
INTEREST-SENSITIVE LIABILITIES :
Borrowings                                       $   36,931     $          -   $    1,035     $        -    $   37,966
                                                 -------------  ------------  ------------   ------------  ------------
Total rate-sensitive liabilities                 $   36,931     $          -   $    1,035     $        -    $   37,966
                                                 =============  ============  ============   ============  ============

Interest rate sensitivity gap                    $  (30,178)    $          -   $   (1,035)    $   56,602
Cumulative interest rate sensitivity gap         $  (30,178)    $    (30,178)  $  (31,213)    $   25,389
Cumulative interest rate sensitivity gap as a
      percentage of total rate-sensitive
      assets                                            -48%             -48%         -49%            40%

----------
(1) Real estate property holdings are not considered interest rate sensitive.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Item 14 of Part IV of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following sets forth information about our executive officers and directors as of February 28, 2002. The business address of each executive officer and director is the address of the Company, 1410 SW Jefferson Street, Portland, OR 97201, and each executive officer and director is a United States citizen.

     ANDREW A. WIEDERHORN, age 36, has been the Chairman of the Board of Directors and Chief Executive Officer of the Company since its formation. Mr. Wiederhorn also serves as Treasurer and Secretary. Until August 1999, Mr. Wiederhorn was also the Chairman of the Board of Directors, Chief Executive Officer, Secretary, Treasurer and a director for both WFSG and WRSC. In 1987, Mr. Wiederhorn founded Wilshire Credit Corporation ("WCC") and served as the Chief Executive Officer of WCC and certain of its affiliates until August 1999. Mr. Wiederhorn received his B.S. degree in Business Administration from the University of Southern California.

     LAWRENCE A. MENDELSOHN, age 40, has been a director and the President of the Company since its formation. From December 1996 until August 1999, Mr. Mendelsohn was also the President of WFSG and WCC. From January 1992 until February 1993, Mr. Mendelsohn was Vice President, Principal and Head of Capital Markets for Emerging Markets at Bankers Trust New York Corporation/BT Securities Corporation. From August 1987 until January 1992, Mr. Mendelsohn was the Vice President, Senior Options Principal and Head of Proprietary Trading for Equities, Equity Options and Distressed Debt at J.P. Morgan and Co./J.P. Morgan Securities. Mr. Mendelsohn received an A.B. degree in Economics from the University of Chicago, an M.A. degree in International Politics from the University of Texas, an M.S. degree in Business Research from the University of Southern California and a Ph.D./ABD in Finance from the University of Southern California.

     JORDAN D. SCHNITZER, age 51, has been a director since March 27, 1998. Mr. Schnitzer has been President of Jordan Schnitzer Properties, an owner and developer of commercial and residential properties in Oregon, Washington and California, since 1976. Mr. Schnitzer is also President of Harsch Investment Properties, LLC, which owns and operates a portfolio of properties in seven western U.S. states. Mr. Schnitzer received his undergraduate degree in Literature from the University of Oregon in 1973 and his J.D. from the Northwestern School of Law of Lewis and Clark College in 1976. Mr. Schnitzer resigned as a director effective March 5, 2002.

     DON H. COLEMAN, age 63, has been Chief Operating Officer of Eagle Telephonics Inc. ("Eagle"), a designer and manufacturer of telephonic switches, since January 2000. In addition, since 1992, Mr. Coleman has been Vice President of International Communication Technologies Inc., a founder of and partner in several private telephone service provider companies in foreign countries, and a significant investor in Eagle. Mr. Coleman has also been a director of Aster Telesolutions, Inc., a privately-held telephone systems engineering company, since 2000. Mr. Coleman was a director of WFSG from 1996 until 1999, and a director of First Bank of Beverly Hills, FSB, a savings bank and subsidiary of WFSG ("FBBH") from 1993 until 1999. Other positions held by Mr. Coleman in the past include CEO of Liquid Spring Technologies, Inc., CEO of Clarion Corporation and various positions held over fourteen years at Ford Motor Company. Mr. Coleman holds B.A. and M.B.A. degrees from Stanford University.

     DAVID DALE-JOHNSON, PH.D., age 54, is an associate professor, and the Director of the Program in Real Estate, at the Marshall School of Business, University of Southern California, at which Professor Dale-Johnson has held various teaching, researching and administrative positions since 1979. Mr. Dale-Johnson is also Director of LECG, Inc., an economics and finance consulting firm for which he has served as an expert in real estate economics and finance since August 2001. Prior to August 2001, Mr. Dale-Johnson was a Senior Consultant for Economic Analysis LLC, an economics and finance consulting firm. Mr. Dale-Johnson was a director of WFSG from 1996 until 1999, and a director of FBBH from 1993 until 1999. Mr. Dale-Johnson is also Chairman, a director and member of the executive committee of CCEO, Inc., a charitable organization involved in housing, rehabilitation, education and training of at-risk youth.

     K. KENNETH KOTLER, age 49, is an attorney and was admitted to the California bar in 1978. Mr. Kotler has been a sole practitioner since July of 1991, with a practice focusing on commercial collection matters. From 1994 to 1999, Mr. Kotler was a member of the boards of directors of First Bank of Beverly Hills ("FBBH") and Girard Savings Bank, FSB, a predecessor to FBBH.

     ROBERT G. ROSEN, age 36, is Executive Vice President of the Company. From November 1997 until October 1999, Mr. Rosen was Senior Vice President, Asset Securitization and Capital Markets for WFSG. Mr. Rosen was the Vice President of Securitization at BTM Capital Corp., a wholly-owned subsidiary of the Bank of Tokyo-Mitsubishi, Ltd. from March 1997 until October 1997. From January 1995 until March 1997, Mr. Rosen was a Director of Black Diamond Advisors, Inc., a firm specializing in securitization and capital markets needs of finance companies.

     R. SCOTT STEVENSON, age 45, has been Senior Vice President of the Company since October 1999 and was appointed Chief Financial Officer in June 2001. Mr. Stevenson was Senior Vice President of WFSG from September 1997 to October 1999. Mr. Stevenson was a director and President of Girard Savings Bank, FSB from 1991 to September 1997. Mr. Stevenson holds B.S. and Masters degrees in accounting from Brigham Young University. He is a certified public accountant licensed in the state of California.

     At our Annual Meeting of stockholders for 2001, the stockholders elected six directors to the Board of Directors, each to serve until the 2002 Annual Meeting of stockholders or until their successors are elected and qualified. Though the Board of Directors had increased the size of the Board on October 28, 2001 from five members to seven members, the Board was only been able to identify 6 willing and able candidates in the short space of time prior to the mailing of the proxy materials for our 2001 Annual Meeting. Effective March 5, 2002, Jordan Schnitzer resigned as a member of the Board of Directors. If the Board identifies an appropriate candidate to fill either of these vacancies prior the 2002 Annual Meeting, the Board anticipates appointing such individual or individuals to fill the vacancies as provided in our Charter and By-laws.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires a company's directors and executive officers, and beneficial owners of more than 10% of the common stock of such company, to file with the Securities and Exchange Commission initial reports of ownership and periodic reports of changes in ownership of the company's securities. Based solely on a review of Forms 3, 4 and 5 and amendments thereto furnished to us for the year ended December 31, 2001, the Company's directors, officers, or beneficial owners of more than 10% of the Company's Common Stock timely furnished reports on Forms 3, 4 or 5.

ITEM 11. EXECUTIVE COMPENSATION

     COMPENSATION OF DIRECTORS

     During the ten months ended October 31, 2001, each non-employee director was paid an annual director's fee equal to $50,000. Each non-employee director also received an annual fee equal to $25,000 for each committee upon which such non-employee director serves. Effective November 1, 2001, each non-employee director was paid a director's fee of $1,000 per month. In addition, beginning January 1, 2002, each non-employee director will be paid $1,000 per month for serving on one or more of the committees of the Board.

     All non-employee directors are reimbursed for their costs and expenses in attending all meetings of the Board of Directors. In addition, on the last day of each calendar quarter beginning December 31, 2001, each non-employee director receives a non-statutory stock option for 1,500 shares of Common Stock at an exercise price equal to 110% of the fair market value of the Common Stock on that day. Such grants vest one-third on each of the first three anniversaries of the grant date and expire on the tenth anniversary of the grant date.

SUMMARY COMPENSATION TABLE

     The following table sets forth the total compensation paid or accrued by the Company for services rendered during the last three fiscal years to the Chief Executive Officer of the Company, and to each of the four other most highly compensated executive officers of the Company whose total cash compensation for the year ended December 31, 2001 exceeded $100,000 (the "Named Executive Officers").

                                                                                                             Long-Term
                                                                Annual Compensation                        Compensation
                                                  ------------------------------------------------    ------------------------
                                                                                                      Securities Underlying
        Name and Principal Position                 Year        Salary ($)      Bonus ($) (1)(2)         Options/SARs(#)
---------------------------------------------     ----------    ------------    ------------------    ------------------------
Andrew A. Wiederhorn                                   2001      $  794,278           $    750,000                   -
    Chairman, Chief Executive Officer,                 2000      $  393,750           $    345,921                   -
    Secretary and Treasurer                            1999      $   84,091           $          -             630,000

Lawrence A. Mendelsohn                                 2001      $  536,554           $    500,000                   -
    President                                          2000      $  321,875           $    208,845                   -
                                                       1999      $   77,083           $          -             350,000

Robert G. Rosen                                        2001      $  257,819           $  2,043,004                   -
    Executive Vice President, Capital                  2000      $  254,808           $    841,250                   -
    Markets                                            1999      $   46,627           $    310,909             210,000

Chris Tassos (3)                                       2001      $  369,530           $          -                   -
    Former Executive Vice President and                2000      $  250,000           $    162,500                   -
    Chief Financial Officer                            1999      $   46,627           $     92,424             120,000

R. Scott Stevenson                                     2001      $  156,545           $    100,000                   -
    Senior Vice President and                          2000      $  150,000           $     50,000                   -
    Chief Financial Officer                            1999      $   27,976           $     18,485              10,000

Matthew Green                                          2001      $  172,361           $    140,000                   -
    Vice President                                     2000      $  167,900           $     50,000                   -
                                                       1999      $   27,983           $          -              10,000

----------
(1) Bonuses for 1999 are shown net of a $378,000 reimbursement from WFSG to the Company under a settlement agreement.
(2) At December 31, 2001, bonuses were accrued but unpaid in the amount of $750,000 for Mr.Wiederhorn, $500,000 for Mr. Mendelsohn, and $1.1 million for Mr. Rosen.
(3)  Mr.  Tassos'  employment  with the Company ended on May 31, 2001.
     Mr. Tassos received severance pay of $235,000. Mr. Tassos' options were canceled when his employment with the Company ended.

     During the third quarter of 1999, the Company decided to become internally managed and retained senior executives and other employees to implement this decision. Prior to this decision and subject to the supervision of the Company's Board of Directors, the Company's business affairs and day-to-day operations had been managed by Wilshire Realty Services Corporation ("WRSC"), a wholly-owned subsidiary of WFSG, pursuant to a management agreement (the "Management Agreement"). Until their employment with the Company, the executive officers of the Company did not receive any compensation from the Company for their services. To the extent such officers were also officers of WFSG, they were compensated by WFSG for their services. Following the Company's decision to become internally managed, the Company entered into the employment agreements with its executive officers described below.

EMPLOYMENT AND OTHER ARRANGEMENTS

     The Company has entered into employment agreements with Andrew A. Wiederhorn (as Chief Executive Officer), Lawrence A. Mendelsohn (as President), and Robert G. Rosen (as Executive Vice President) (each an "Executive" and collectively, the "Executives").

     The employment agreements with Messrs. Wiederhorn and Mendelsohn were amended and restated effective December 31, 2001. Each such employment agreement provides for an initial three-year term commencing October 1, 2000, which is automatically renewable for successive two-year terms unless either party gives written notice of termination to the other at least 90 days prior to the expiration of the then-current employment term.

     Effective December 31, 2001, the employment agreements provide for an annual base salary of $250,000 each for Mr. Wiederhorn and Mr. Mendelsohn (which may be increased, but not decreased, by the Compensation Committee of the Board of Directors). In addition, Mr. Wiederhorn and Mr. Mendelsohn are entitled to a bonus payment during the first quarter of 2002 of $750,000 and $500,000 respectively. We will apply such bonus to repay any amounts outstanding pursuant to certain bonus advances made by us to Messrs. Wiederhorn and Mendelsohn during the twelve-month period commencing on October 1, 2000 and ending on September 30, 2001, which at December 31, 2001 amounted to $0 and $492,000 for Mr. Wiederhorn and Mr. Mendelsohn, respectively. The Compensation Committee may award other compensation from time to time as it deems appropriate and reasonable.

     Prior to December 31, 2001 Mr. Wiederhorn and Mr. Mendelsohn earned annual base salaries of $750,000 and $500,000 respectively, and had been entitled to share in a bonus pool based upon the Company achieving certain performance goals. Mr. Wiederhorn had been entitled to receive an annual bonus equal to 45% of the bonus pool and Mr. Mendelsohn will be entitled to receive an annual bonus equal to 30% of the bonus pool. If the Company's return on equity (as defined in the employment agreements) determined on a post bonus basis was 15% or more, Mr. Wiederhorn and Mr. Mendelsohn were entitled to share in a bonus pool equal to 25% of the Company's after-tax income (prior to subtracting the amount of the bonuses paid by the Company). If the Company's return on equity (as defined in the employment agreements) determined on a post bonus basis was 10% or greater but less than 15%, Mr. Wiederhorn and Mr. Mendelsohn were entitled to share in a bonus pool equal to 20% of the Company's after-tax income (prior to subtracting the amount of the bonuses paid by the Company). If the Company's return on equity (as defined in the employment agreements) determined on a post bonus basis was between 5% or greater but less than 10%, Mr. Wiederhorn and Mr. Mendelsohn were entitled to share in a bonus pool equal 10% of the Company's after-tax income (prior to subtracting the amount of the bonuses paid by the Company). If the return on equity (as defined in the employment agreements) determined on a post bonus basis was less than 5%, Mr. Wiederhorn and Mr. Mendelsohn were not entitled to a bonus.

     The employment agreement with Mr. Rosen was amended and restated effective October 1, 2001. The employment agreement provides for an initial twelve month term commencing October 1, 2001 which may be extended for six additional months if certain of the employment objectives have not been met and either party gives written notice of extension to the other at least 30 days prior to the expiration of the then employment term. The employment agreement provides for an annual salary for Mr. Rosen of $250,000 (which may be increased, but not decreased, by the Compensation Committee of the Board of Directors). In addition, if (i) the Company sells its interest in the BSMSI Class B4, BSSP 2000-3 Class B and BSSP 2000-5 Classes B1, B2 and B3 for total net proceeds of at least $20.65 million, Mr. Rosen will be entitled to a bonus payment equal to $350,000 plus 10% of the excess of net proceeds over $20.65 million, and (ii) if the Company sells its interest in the Cityscape Series 1997-A Class R1, Cityscape Series 1997-B Class R and Cityscape Series 1997-C Classes RI and RII for total net proceeds of at least $1.5 million, Mr. Rosen will be entitled to a bonus payment equal to 2% of the Cityscape net proceeds. Unless Mr. Rosen is terminated for Cause or voluntarily resigns prior to the expiration of the employment agreement, he is entitled to deferred compensation, payable at the expiration of the employment agreement, in the amount of $1.1 million.

     For the period commencing October 9, 1999 and ending on November 30, 2000, Mr. Rosen was entitled to receive a bonus in the amount of $368,004. The bonus was paid to Mr. Rosen in January 2001 based upon the Company materially achieving a majority of the following goals during the bonus period: (i) reduction or elimination of the liability risk associated with short-term, mark-to-market financing for those applicable assets, (ii) sale, upgrade of the ratings or improvement in the marketability of some or all of the

Company's mortgage-backed securities, (iii) focus on and/or implementation of a successful resolution strategy for the Cityscape mortgage-backed securities position, (iv) completion and closure of the "P.O." deal, subject to acceptable structure, (v) exploration and provision of advice to the Company on the process of launching a collateralized bond obligation or other form of long-term financing or take-out strategy for the mortgage-backed securities portfolio and
(vi) demonstration of the ability to functionally work 50% of the time away from the Portland office (as a result of being in the New York office or traveling on behalf of the Company). In addition, for the 12-month period commencing October 1, 2000 and ending September 30, 2001, Mr. Rosen was entitled to an annual bonus of $850,000, of which $725,000 was a minimum guaranteed bonus payable on a quarterly basis and the remainder was an incentive bonus. An incentive bonus of $62,500 was earned by Mr. Rosen, as a result of the following performance goal being obtained: sale of the Company's GI Joes commercial real estate retail and warehouse portfolio. An additional incentive bonus of $62,500 would have been earned by Mr. Rosen, if two of the following four performance goals had been obtained: (1) an annual increase in the Company's book value from September 3, 2001; (2) the Company's income, excluding charges from the impairment of mortgage-backed securities, divided by its net shareholders' equity, exceeds the 10 year U.S. Treasury note yield as measured using the rate in effect on the first business day of each period beginning October 1; (3) the Company's Funds From Operations, including capital gains and losses, but excluding charges from the impairment of mortgage backed securities, exceeds $5 million; or (4) a recovery of more than $2,000,000 in the Company's unrealized loss allowance for its existing mortgage-backed securities portfolio of WFSG and subsidiary or affiliate issued deals from October 1, 2000 to September 30, 2001.

     The employment agreements also provide that the Executives may participate in the Company's Stock Plan.

     The employment agreements provide that during the Employment Term and thereafter, the Company will indemnify the Executives to the fullest extent permitted by law, in connection with any claim against the Executive as a result of the Executive serving as an officer or director of the Company or in any capacity at the request of the Company in or with regard to any other entity, employee benefit plan or enterprise.

     Mr. Wiederhorn and Mr. Mendelsohn may terminate their employment agreement at any time for Good Reason or with or without Good Reason during the Change in Control Protection Period (if a Change in Control occurs) (capitalized terms as defined in the respective employment agreements of Messrs. Wiederhorn and Mendelsohn). If Mr. Wiederhorn or Mr. Mendelsohn terminates his employment agreement at any time for Good Reason or with or without Good Reason during the Change in Control Protection Period (if a Change in Control occurs), or if Mr. Wiederhorn or Mr. Mendelsohn is terminated by the Company without Cause or the employment agreement is not renewed in accordance with the employment agreement, the Executive will be entitled to receive (i) any unreimbursed business expenses, (ii) any base salary, bonus, vacation pay or other deferred compensation accrued or earned but not yet paid at the date of termination, and
(iii) three month's base salary in effect on the date of termination.

     Mr. Wiederhorn and Mr. Mendelsohn will also be entitled (i) accelerated full vesting under all outstanding equity-based and long-term incentive plans with options remaining outstanding as provided under the applicable stock option plan and a pro rata payment under any long term incentive plans based on actual coverage under such plans payment being made at the time payments would normally be made under such plans; (ii) any other amounts or benefits due Executive under the then applicable employee benefit plans of the Company (in accordance with such plan, policy or practice); (iii) one year of additional service and compensation credit (at his then compensation level) for pension purposes under any defined benefit type qualified or nonqualified pension plan or arrangement of the Company, measured from the date of termination of employment and not credited to the extent that Executive is otherwise entitled to such credit during such one year period, which payments shall be made through and in accordance with the terms of the nonqualified defined benefit pension arrangement if any then exists, or, if not, in an actuarially equivalent lump sum (using the actuarial factors then applying in the Company's defined benefit plan covering Executive); (iv) one year of the maximum Company contribution (assuming Executive deferred the maximum amount and continued to earn his then current salary) measured from the date of termination under any type of qualified or nonqualified 401(k) plan (payable at the end of each such year); and (v) continued medical coverage for the Executive, his spouse and dependents for one year.

     If termination is the result of Executive's death, the Company will pay to the Executive's spouse (or his estate), an amount equal to (i) any earned but not yet paid compensation, (ii) in the case of Mr. Rosen the $1.1 million deferred compensation, (iii) accelerated full vesting under all outstanding equity-based and long term incentive plans with options remaining outstanding as provided under the applicable stock option plan and a pro rata payment under any long term incentive plans based on actual coverage under such plans at the time payments normally would be made under such plans, (iv) any other amounts or benefits due under then applicable employee benefit plans of the Company (in accordance with such plan, policy or practice), (v) in the case of Mr. Wiederhorn and Mr. Mendelsohn, payment on a monthly basis of six months of base salary to Executive's spouse or dependents and (vi) continued medical coverage for the Executive's spouse and dependents for up to one year. In addition, the Executive will receive accelerated full vesting under all outstanding equity-based and long-term incentive plans.

     If Executive's employment is terminated by reason of disability, the Executive will be entitled to receive payments and benefits to which his representatives would be entitled in the event of his termination by reason of death, provided that the payment of base salary will be reduced by any long-term disability payments under any policy maintained by the Company.

     If the Executive is terminated by the Company with Cause or the Executive terminates his employment without Good Reason outside of the Change in Control Protection Period, the Executive will be entitled to receive only his base salary through the date of termination and any unreimbursed business expenses.

     The employment agreements also provide for the Company to make a recourse loan to each Executive up to approximately $850,000 for Mr. Wiederhorn, $50,000 for Mr. Mendelsohn and $843,000 for Mr. Rosen for the purchase of the Company's stock by such Executive. The loans bear interest at the prime rate. Interest is not paid in cash but payable in kind on an annual basis (i.e., compounded annually). Except in the case of Mr. Rosen, upon termination of employment, the loan becomes due and payable six months after the date of termination. Mr. Rosen's loan becomes due and payable at the termination of the employment agreement and will be netted against the $1.1 million deferred compensation otherwise payable to Mr. Rosen. At December 31, 2001, the Company had outstanding loans of $1.1 million to the Executives.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

     The Compensation Committee of the Board of Directors of the Company (the "Committee") administers the executive compensation programs of the Company. From January 1, 2001 through October 16, 2001, the members of the Committee were David C. Egelhoff, Patrick Terrell, and Jordan D. Schnitzer, all of whom were independent directors as the members of the Committee. Messieurs Egelhoff and Terrell resigned as directors and as members of the Compensation Committee on October 16, 2001 and October 28, 2001, respectively. Effective December 4, 2001, the Board of Directors appointed Jordan D. Schnitzer, Don H. Coleman, David Dale-Johnson, and K. Kenneth Kotler as the members of the Committee. All actions of the Committee pertaining to executive compensation are submitted to the Board of Directors for approval.

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

     The base salaries for Andrew A. Wiederhorn, Lawrence A. Mendelsohn, and Robert G. Rosen for 2001 are set forth in their respective employment agreements.

     BONUSES. The Company paid annual bonuses in 2001. The Committee determined the amount of the annual discretionary and other bonuses paid by the Company.

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

     In 2001, no options were issued to executive officers and employees.

     RESTRICTED STOCK TRUST. In the fourth quarter of 2000, the Company established a trust, which purchased 525,000 shares of the Company's common stock from an unrelated shareholder. The Company's contribution to the trust of approximately $1.3 million is included in the Company's compensation expenses. The trust was established for the benefit of the Company's employees and directors to raise their ownership in the Company, thereby strengthening the mutuality of interests between them and the Company's shareholders. While these shares are held in trust, they will be voted ratably with ballots cast by all other shareholders.

     Andrew Wiederhorn, Lawrence Mendelsohn, and Don H. Coleman are the trustees for the trust. Pursuant to the terms of the trust, the trustees will, from time to time, allocate the Contributed Shares to the Company's employees. An employee shall not have any rights with respect to any Contributed Shares allocated to him unless and until the employee completes five years of continuous service with the Company, commencing with the date the employee is first allocated such shares. Upon the employee's completion of the vesting period, the trustees shall promptly distribute to such employee the shares allocated to such employee; provided, however, that the trustees may, in lieu of distributing the shares, make a cash payment to the employee equal to the fair market value of the shares allocated to such employee as of the date immediately prior to the date of distribution or distribute any combination of cash or shares, as determined by the trustees, in their sole discretion.

     As of January 31, 2002, the trustees had not allocated any shares to the Company's employees or directors.

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

     CEO COMPENSATION AND PRESIDENT COMPENSATION. Andrew A. Wiederhorn was appointed the Company's Chief Executive Officer and Lawrence A. Mendelsohn was appointed its President at its formation. The base salary for each of these officers for 2001 was determined by the Committee and is set forth in their employment agreements.

                             COMPENSATION COMMITTEE

                             Jordan Schnitzer
                             Don H. Coleman
                             David Dale-Johnson
                             K. Kenneth Kotler

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

     The following Performance Graph covers the period beginning April 6, 1998 when our Common Stock was first traded on the NASDAQ Stock Market through December 31, 2001. The graph compares the shareholder return on the Company's Common Stock to the Standard & Poor's 500 Stock Index ("S&P 500") and a peer group of companies ("PGI").

[CHART OF PERFORMANCE GROWTH]

                                                           1998 Measurement Period(1)(2)
                           ----------------------------------------------------------------------------------------------
                              April 6,          December 31,       December 31,       December 31,        December 31,
                                1998                1998               1999                2000               2001
                           ----------------    ----------------   ----------------    ---------------   -----------------
     Company                $       100.00      $        18.56     $        12.88      $        14.39    $        14.85

     PGI(3)                 $       100.00      $        42.01     $        27.99      $        31.41    $        44.66

     S&P 500                $       100.00      $       109.62     $       131.02      $       117.74    $       102.38

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of January 31, 2002, the beneficial ownership of Common Stock with respect to (i) each person who was known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock, (ii) each director, (iii) each executive officer of the Company, and (iv) directors and executive officers as a group.

                 Name and Address of Beneficial Owner(1)                                     Amount and      Percent
                                                                                             Nature of      of Class
                                                                                             Beneficial
                                                                                             Ownership(2)
             Andrew A. Wiederhorn                                                          3,479,772(3)        33.1
             Lawrence A. Mendelsohn                                                          700,260(4)         6.7
             Clarence B. Coleman and Joan F. Coleman                                         637,189(5)         6.1
             Jordan D. Schnitzer                                                             612,835(6)         5.8
             Robert G. Rosen                                                                 582,745(7)         5.5
             Donald Berchtold                                                                  9,856(8)           *
             R. Scott Stevenson.                                                               6,175(9)           *
             Don H. Coleman.                                                                  25,008(10)          *
             Matthew Green.                                                                    5,000(10)          *
             David Dale-Johnson.                                                               6,008(10)          *
             K. Kenneth Kotler.                                                                5,000(10)          *
             All executive officers and directors as a group (10 persons)                  4,439,654(11)       39.5

----------
(1) The address for each stockholder is c/o Fog Cutter Capital Group Inc., 1410 SW Jefferson Street, Portland, OR 97201-2548.
(2) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. Shares of Common Stock subject to options or warrants exercisable within 60 days of January 31, 2002 are deemed outstanding for computing the percentage beneficially owned by the person or group holding such options or warrants, but are not deemed outstanding for computing the percentage of any other person. Except as noted, each stockholder has sole voting power and sole investment power with respect to all shares beneficially owned by such stockholder.
(3) Includes 629,255 shares of Common Stock held by Mr. Wiederhorn's spouse, 13,826 shares held by a limited liability company (Mr. Wiederhorn's spouse is the manager and owner of the limited liability company), 419,489 shares of Common Stock held by a partnership controlled by Mr. Wiederhorn's spouse and 45,613 shares of Common Stock owned by Mr. Wiederhorn's and his spouse's minor children. Also includes 530,720 shares of Common stock with respect to which Mr. Wiederhorn has shared voting and the option to purchase pursuant to the Put/Call Option Agreements, as amended entered into with each of Orin Kramer, B.P. Institutional Partners, L.P., Boston Provident Partners, L.P., Leon & Toby Cooperman Foundation, Watchung Road Associates, L.P. and Cobalt Capital Management, Inc. on October 16, 2001. Also includes 1,044,760 shares of Common Stock with respect to which Mr. Wiederhorn has shared voting power pursuant to a Stock Option and Voting Agreement entered into with Lawrence Mendelsohn, Mr. Mendelsohn's spouse and certain other entities dated October 16, 2001. Also includes 467,745 shares of Common Stock with respect to which Mr. Wiederhorn has shared voting power pursuant to a Stock Option and Voting Agreement dated January 28, 2002 with Robert Rosen and his spouse as joint tenants, and Robert Rosen, individually. Mr. Wiederhorn disclaims beneficial ownership of any of the foregoing shares of Common Stock. Also includes 315,000 shares of Common Stock issuable upon the exercise of outstanding options. Excludes 525,000 shares of Common Stock held in the Trust established for the benefit of certain employees of the Company. Although Mr. Wiederhorn and Mr. Mendelsohn act as Trustees for the Trust, they do not have any beneficial ownership or voting rights with respect to the 525,000 shares of Common Stock in the Trust. (See "Recent Developments" below.)
(4) Includes 175,000 shares of Common Stock issuable upon the exercise of outstanding options. Also includes 17,158 shares of Common Stock held by Mr. Mendelsohn's spouse and 403,102 shares of Common Stock held by two limited liability companies controlled by Mr. Mendelsohn's spouse and 80,000 shares of Common Stock held by a limited partnership controlled by Mr. Mendelsohn and his spouse. Mr. Mendelsohn disclaims beneficial ownership of the 17,158 shares of Common Stock held for the account of Mrs. Mendelsohn, the 80,000 shares of Common Stock held for the account of the limited partnership, except to the extent of his pecuniary interest and the 403,102 shares of Common Stock held for the account of the two limited liability companies. Excludes 525,000 shares of Common Stock held in the Fog Cutter Long Term Vesting Trust (the "Trust') established for the benefit of certain employees of the Issuer. Although Mr. Wiederhorn and Mr. Mendelsohn act as Trustees for the Trust, they do not have any beneficial ownership or voting rights with respect to the 525,000 shares of Common Stock in the Trust.
(5) Based upon information obtained from a Schedule 13D filed with the Securities and Exchange Commission on or about August 26, 1999.
(6) Includes 90,000 shares of Common Stock issuable upon the exercise of outstanding options.
(7) Includes 115,000 shares of Common Stock issuable upon the exercise of outstanding options.
(8) Includes 5,000 shares of Common Stock issuable upon the exercise of outstanding options. Also includes 1,496 shares held by Mr. Berchtold's spouse.
(9) Includes 5,000 shares of Common Stock issuable upon the exercise of outstanding options and 75 shares held by Mr. Stevenson's spouse.
(10) Includes 5,000 shares of Common Stock issuable upon exercise of outstanding options.
(11) Includes 725,000 shares of Common Stock issuable upon the exercise of outstanding options.
* Less than one percent.

RECENT DEVELOPMENTS

     On October 16, 2001, Andrew Wiederhorn entered into a series of separate but substantially identical Put/Call Option and Voting Agreements with each of Boston Provident Partners, L.P., B.P. Institutional Partners, L.P., Orin Kramer, the Leon & Toby Cooperman Foundation, Watchung Road Associates, L.P., and Cobalt Capital Management, Inc. (each a "Stockholder", and collectively, the "Stockholders"). Pursuant to each Put/Call Option and Voting Agreement, each Stockholder granted to Mr. Wiederhorn a call option to purchase all of the shares of Common Stock held by such Stockholder, numbering 1,009,954 in the aggregate at $3.40 per share (subject to adjustment). In consideration for granting the call option, Mr. Wiederhorn paid to each Stockholder $0.10 per share. Pursuant to the Put/Call Option and Voting Agreements, Mr. Wiederhorn granted each Stockholder a conditional put option to sell to Mr. Wiederhorn all of the shares of Common Stock held by such Stockholder, numbering 1,009,954 in the aggregate at $3.40 per share (subject to adjustment) in the event that the Company redeems, repurchases or otherwise acquires any shares of the Common Stock other than by means of a redemption, repurchase or acquisition available to the Stockholder on terms at least as favorable to the Stockholder as the most favorable terms available to the other stockholders of the Company.

     On January 11, 2001, Mr. Wiederhorn entered into amendments to the Put/Call Option and Voting Agreements with each of the Stockholders, pursuant to which the parties agreed to (i) extend the exercise period until January 31, 2002,
(ii) allow Mr. Wiederhorn the right to exercise less than all of his call options and (iii) allow Mr. Wiederhorn to assign his right to receive, and delegate his obligation to pay for the shares of Common Stock subject to the call options to a person reasonably acceptable to the Stockholders. On January 11, 2002, Mr. Wiederhorn, elected to exercise his options to purchase an aggregate of 479,234 shares of Common Stock at $3.14 per share. Prior to the closing, which occurred on January 15, 2002, Mr. Wiederhorn assigned his right to receive, and delegated his obligation to pay for 319,489 shares of the Common Stock that Mr. Wiederhorn elected to purchase to a partnership controlled by Mr. Wiederhorn's spouse and 159,745 shares of the Common Stock that Mr. Wiederhorn elected to purchase to Robert Rosen. Upon the closing of the purchase, which occurred on January 15, 2002, there were no remaining call options under the Put/Call Option Voting Agreements with B.P. Institutional Partners, L.P., Orin Kramer, and the Leon & Toby Cooperman Foundation.

     On January 31, 2002, Mr. Wiederhorn entered into amendments to the Put/Call Option and Voting Agreements with each of Boston Provident Partners, L.P., Watchung Road Associates, L.P. and Cobalt Management, Inc. (the "Remaining Stockholders"). Pursuant to the amendments, the exercise period was extended until February 21, 2002 and Mr. Wiederhorn agreed to pay the sum of $.05 per subject share and granted the Remaining Stockholders a put option to require Mr. Wiederhorn to purchase each Remaining Stockholder's subject shares. Each of the Remaining Stockholders exercised its put option for all of its subject shares (an aggregate of 530,720) on or prior to February 18, 2002 and Mr. Wiederhorn assigned his obligations to purchase the subject shares to a partnership controlled by Mr. Wiederhorn's spouse on February 21, 2002. The partnership consummated the purchase of such shares on February 21, 2002. Effective February 21, 2002, there were no shares of Common Stock subject to the Put/Call Option and Voting Agreements. See "Note 17 - Subsequent Events" in the financial statements for information regarding other recent transactions in the Company's Common Stock.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

     The Company continues to maintain certain business relationships with WFSG and its affiliates which include the following:

               - The Company owns approximately 2.9 million shares of WFSG's outstanding common stock.
               - An affiliate of WFSG services loans underlying certain mortgage-backed securities owned by the Company.
               - The Company has a prepaid servicing fee credit with an affiliate of WFSG to be utilized by servicing loans for the Company (exclusive of mortgage-backed securities). Due to the specialized and illiquid nature of the servicing credit, the Company recorded a $2.0 million impairment during 2001, resulting in a net carrying value of zero.

LOANS TO OFFICERS

     The employment agreements with Messrs. Wiederhorn, Mendelsohn, and Rosen provide for the Company to make a recourse loan to each executive up to a maximum of $850,000, $50,000, and $843,000, respectively. The loans bear interest at the prime rate. Interest is not paid in cash but payable in kind on an annual basis (i.e., compounded annually). Upon termination of any such executive, the executive's loans will become due and payable six months after the date of termination (other than in the case of Mr. Rosen, whose loan becomes due upon termination). At December 31, 2001, the Company had outstanding loans including compounded interest to Messrs. Wiederhorn, Mendelsohn, and Rosen of approximately $113,000, $58,000, and $906,000, respectively.

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

     Andrew Wiederhorn, Lawrence Mendelsohn and Don H. Coleman are the trustees for the trust. Pursuant to the terms of the trust, the trustees will, from time to time, allocate the shares to the Company's employees. An employee shall not have any rights with respect to any shares allocated to him unless and until the employee completes five years of continuous service with the Company, commencing with the date the employee is first allocated such shares. Upon the employee's completion of the vesting period, the trustees shall promptly distribute to such employee the shares allocated to such employee; provided, however, that the trustees may, in lieu of distributing the shares, make a cash payment to the employee equal to the fair market value of the shares allocated to such employee as of the date immediately prior to the date of distribution or distribute any combination of cash or shares, as determined by the trustees, in their sole discretion.

     As of January 31, 2002, the trustees had not allocated any shares to the Company's employees or directors.

PART IV

     ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) Financial Statements

         Consolidated Statements of Financial Condition at December 31, 2001 and 2000
         Consolidated Statements of Operations for the Years Ended December
         31, 2001, 2000, and 1999
         Consolidated Statements of Stockholders'
         Equity for the Years Ended December 31, 2001, 2000, and 1999 Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2000, and 1999
         All financial statement schedules of the Company are omitted because they are not required or are not applicable.

     (b) Reports on Form 8-K filed during the fourth quarter of the period covered by this report:

         Current Report on Form 8-K filed December 4, 2001 announcing the sale of eighteen retail buildings, totaling 242,000 square feet, to The Anglo-Aggmore Limited Partnership, an unaffiliated third party. Pro forma financial information giving effect to sale was filed as an exhibit to the Current Report on Form 8-K.

         Current Report on Form 8-K filed October 30, 2001 announcing the resignation of Pat Terrell as a member of the Board of Directors and announcing the appointment of Don H. Coleman, David Dale-Johnson, and
         K. Kenneth Kotler as members of the Board of Directors.

         Current Report on Form 8-K filed October 17, 2001 announcing the resignation of David C. Egelhoff as a member of the Board of Directors.

     (c) Exhibits

         See Exhibit Index immediately following the signature pages.

                          INDEX TO FINANCIAL STATEMENTS


                                                                                                             Page
                                                                                                             ----
       Report of Independent Auditors - Ernst & Young LLP                                                    F-2
       Consolidated Financial Statements:
       Consolidated Statements of Financial Condition at December 31, 2001 and 2000                          F-3
       Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999            F-4
       Consolidated Statements of Stockholders' Equity for the years ended December 31, 2001, 2000 and 1999  F-6
       Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999            F-7
       Notes to Consolidated Financial Statements                                                            F-8

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Fog Cutter Capital Group Inc.

     We have audited the accompanying consolidated statements of financial condition of Fog Cutter Capital Group Inc. and Subsidiaries (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fog Cutter Capital Group Inc. and Subsidiaries as of December 31, 2001 and 2000, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

                              /s/ Ernst & Young LLP

Los Angeles, California
February 5, 2002

                 FOG CUTTER CAPITAL GROUP INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (DOLLARS IN THOUSANDS)

                                                                                                December 31,
                                                                                     --------------------------------
                                                                                          2001               2000
                                                                                     --------------    --------------
       Assets
         Cash and cash equivalents                                                     $     6,753       $     3,394
         Securities available for sale, at estimated fair value                             51,783            74,731
         Loans                                                                               4,819            30,404
         Investments in real estate held for sale                                            4,471            24,767
         Investments in WFSG and affiliates                                                  5,893             5,593
         Investment in BEP                                                                   5,195             6,719
         Accrued interest receivable                                                            58               522
         Other assets                                                                        3,085             4,174
                                                                                     --------------    --------------
         Total assets                                                                  $    82,057       $   150,304
                                                                                     ==============    ==============
       Liabilities and Stockholders' Equity
         Liabilities:
         Borrowings                                                                    $    37,966       $    88,930
         Accounts payable and accrued liabilities                                            5,292             5,723
                                                                                     --------------    --------------
          Total liabilities                                                                 43,258            94,653
                                                                                     ==============    ==============

         Commitments and contingencies (Note 11)

         Stockholders' Equity:

         Preferred stock, $.0001 par value; 25,000,000 shares authorized; no shares issued  and outstanding
         Common stock, $.0001 par value; 200,000,000 shares authorized;
          11,500,100 shares issued; and 10,507,413 shares outstanding                      166,981           166,981
         Treasury stock; 992,687 common shares, at cost                                     (2,171)           (2,171)
         Accumulated deficit                                                              (128,131)         (106,077)
         Recourse loans to officers to acquire stock                                          (171)           (1,026)
         Recourse loans to officers to acquire stock                                         2,291            (2,056)
         Accumulated other comprehensive income (loss)                               --------------    --------------
          Total stockholders' equity                                                        38,799            55,651
                                                                                     --------------    --------------
         Total liabilities and stockholders' equity                                    $    82,057       $   150,304
                                                                                     ==============    ==============

        The accompanying notes are an integral part of these consolidated financial statements.

                 FOG CUTTER CAPITAL GROUP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                     Year Ended December 31,
                                                                          ---------------------------------------------
                                                                               2001           2000             1999
                                                                          -------------- --------------  --------------
Net Interest Income:
     Loans                                                                 $      2,394   $      3,900    $      6,740
     Securities                                                                   7,328         10,718          15,342
     Other investments                                                              226            460             604
                                                                          -------------- --------------  --------------
        Total interest income                                                     9,948         15,078          22,686
     Interest expense                                                             4,548          7,704          12,897
                                                                          -------------- --------------  --------------
        Net interest income before loan losses                                    5,400          7,374           9,789
     Recovery of (provision for) loan losses                                                       555           1,150
                                                                          -------------- --------------  --------------
        Net interest income after loan losses                                     5,400          7,929          10,939

Real Estate Operations:
     Operating income                                                             2,197          4,870           7,148
     Operating expense                                                             (418)          (601)           (205)
     Interest expense                                                            (1,244)        (2,742)         (4,546)
     Gain on sale of real estate                                                  1,142          5,404           1,042
     Provision for losses on real estate                                                                          (892)
     Depreciation                                                                  (456)          (993)         (1,102)
                                                                          -------------- --------------  --------------
        Total real estate operations                                              1,221          5,938           1,445

Other Operating (Loss) Income:
     Market valuation losses and impairments                                    (11,422)       (22,257)        (30,029)
     Provision for litigation claims                                             (2,000)          (225)         (4,077)
     Equity in losses of BEP                                                     (1,335)
     Gain on sale of loans and securities                                         1,001          5,197           1,326
     Other (loss) income, net                                                      (758)           188             180
                                                                          -------------- --------------  --------------
        Total other operating loss                                              (14,514)       (17,097)        (32,600)

Operating Expenses:
     Compensation and employee benefits                                           5,147          7,869           1,353
     Management fees                                                                                             2,404
     Professional fees                                                            1,365          1,973           1,250
     Other                                                                        2,520          2,470           1,424
                                                                          -------------- --------------  --------------
        Total operating expenses                                                  9,032         12,312           6,431
                                                                          -------------- --------------  --------------

Net loss before provision for income taxes and cumulative effect
    of a change in accounting principle                                         (16,925)       (15,542)        (26,647)
Provision (benefit) for income taxes
                                                                          -------------- --------------  --------------
Net loss before cumulative effect of a change in accounting principle           (16,925)       (15,542)        (26,647)
Cumulative effect of a change in accounting principle                            (1,021)
                                                                          -------------- --------------  --------------
Net loss                                                                   $    (17,946)  $    (15,542)   $    (26,647)

                                                                          ============== ==============  ==============

        The accompanying notes are an integral part of these consolidated financial statements.

                 FOG CUTTER CAPITAL GROUP INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                      Year Ended December 31,
                                                                      --------------------------------------------------
                                                                           2001                 2000            1999
                                                                      --------------      ---------------    -----------
Basic and diluted net loss per share before cumulative effect
    of a change in accounting principle                                $      (1.61)       $       (1.48)    $    (2.33)
Cumulative effect of a change in accounting principle per share               (0.10)
                                                                      --------------      ---------------    -----------
Basic and diluted net loss per share                                   $      (1.71)       $       (1.48)    $    (2.33)
                                                                      ==============      ===============    ===========

Weighted average shares outstanding                                      10,507,413          10,507,413       11,443,021

        The accompanying notes are an integral part of these consolidated financial statements.

                 FOG CUTTER CAPITAL GROUP INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)


                                          Common Stock          Treasury Stock     Accumulated                Accumulated   Total
                                                                                     Deficit    Recourse      Other
                                                                                                 Loans to  Comprehensive
                                                                                               Officers to     Loss
                                                                                                 Acquire
                                        Shares (1)  Amount     Shares      Amount                  Stock
                                        ----------- ---------- ---------- -------- ----------  ----------- -------------- -------
     Balance at January 1, 1999          11,500,100    166,981          -        -    (64,093)           -    (30,445)     72,443
     Comprehensive loss:
       Net loss                                   -          -          -        -    (26,647)           -          -     (26,647)
       Other comprehensive loss:
       Foreign currency translation               -          -          -        -          -            -       (148)       (148)
       Unrealized holding losses on
        securities available for sale                                                                         (12,015)    (12,015)
       Reclassification adjustment for                                                                         19,585      19,585
        losses on securities included in
        net loss
     Total comprehensive loss                                                                                           ---------
                                                                                                                          (19,225)
     Treasury stock acquired               (992,687)         -    992,687   (2,171)         -            -          -      (2,171)
     Recourse loans to officers to
     acquire stock                                -          -          -        -          -         (198)         -        (198)
     Discount on dividend purchase                -          -          -        -         23            -          -          23
                                        ----------- ---------- ---------- -------- ---------- ------------ ----------   ----------
     Balance at December 31, 1999        10,507,413    166,981    992,687   (2,171)   (90,717)        (198)   (23,023)     50,872
     Comprehensive income:
       Net loss                                   -          -          -        -    (15,542)           -          -     (15,542)
       Other comprehensive income:
        Foreign currency translation              -          -          -        -          -            -       (345)       (345)
       Unrealized holding losses on
        securities available for sale             -          -          -        -          -            -     (3,880)     (3,880)
       Reclassification adjustment for
        losses on securities included
        in net loss                               -          -          -        -          -            -     25,192      25,192
                                                                                                                        ---------
     Total comprehensive income                                                                                             5,425
     Recourse loans to officers to
        acquire stock                             -          -          -        -          -         (828)         -        (828)
     Discount on dividend purchase                -          -          -        -        182            -          -         182
                                        ----------- ---------- ---------- -------- ---------- ------------ ----------   ----------
     Balance at December 31, 2000        10,507,413    166,981    992,687   (2,171)  (106,077)      (1,026)    (2,056)     55,651
     Comprehensive loss:
       Net loss                                   -          -          -        -    (17,946)           -          -     (17,946)
       Other comprehensive income:
        Foreign currency translation              -          -          -        -          -            -        448         448
        Net unrealized holding losses
          on securities
          available for sale                      -          -          -        -          -            -     (5,381)     (5,381)
        Reclassification adjustment for
          losses on
          securities included in net
          loss                                    -          -          -        -          -                   9,280       9,280
                                                                                                                        ---------
     Total comprehensive loss                                                                                             (13,599)
     Net changes in recourse loans to
       officers to acquire stock                  -          -          -        -          -          855          -         855
     Dividends declared                           -          -          -        -     (4,108)           -          -      (4,108)
                                        ----------- ---------- ---------- -------- ---------- ------------ ----------   ---------
     Balance at December 31, 2001        10,507,413  $ 166,981    992,687  $(2,171) $(128,131)     $  (171)$    2,291    $ 38,799
                                        =========== ========== ========== ======== ========== ============ ==========   =========

----------
     (1) Issued and outstanding.

        The accompanying notes are an integral part of these consolidated financial statements.

                 FOG CUTTER CAPITAL GROUP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                            Year Ended December 31,
                                                                             ------------------------------------------------
                                                                                 2001               2000             1999
                                                                             ------------       ------------     ------------
    CASH FLOWS FROM OPERATING ACTIVITIES:

      Net loss                                                                $  (17,946)        $  (15,542)      $  (26,647)
      Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
       Equity in losses of BEP                                                     1,335                  -                -
       Depreciation                                                                  655              1,144            1,102
       Amortization of premiums and accretion of discounts, net                        -               (145)            (377)
       (Recovery of) provision for loan losses                                         -               (555)          (1,150)
       Provision for losses on real estate                                             -                  -              892
       Market valuation losses and impairments                                    11,422             22,257           30,029
       Loss (gain) on foreign currency translation                                   839                (29)              24
       Gain on sale of securities                                                   (451)            (5,197)          (1,326)
       Gain on sale of loans                                                        (550)              (159)               -
       Gain on sale of real estate                                                (1,142)            (5,404)          (1,042)
       Cumulative effect of a change in accounting principle                       1,021                  -                -
       Change in:
        Investments in WFSG and affiliates                                             -              2,764          (15,034)
        Accrued interest receivable                                                  396                724              792
        Other assets                                                               1,788             (1,653)            (559)
        Accounts payable and accrued liabilities                                   1,176              1,704           (3,919)
                                                                             ------------       ------------     ------------
      Net cash (used in) provided by operating activities                         (1,457)               (91)         (17,215)
                                                                             ------------       -------------    ------------
    CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of securities available for sale                                     (695)           (19,481)         (30,420)
      Repayments of securities available for sale                                  2,122              3,244           19,588
      Proceeds from sale of securities available for sale                          7,361             51,627           46,585
      Purchase of loans                                                           (1,293)              (361)            (663)
      Principal repayments on loans                                               25,066              2,042           39,802
      Proceeds from sale of real estate                                           21,428             43,448           20,131
      Proceeds from sale of loans                                                  7,304                359           48,366
      Investments in real estate                                                     (37)            (2,215)            (223)
      Investments in BEP                                                               -             (6,719)               -
      Other                                                                          (70)              (872)             117
                                                                             ------------       ------------     ------------
      Net cash provided by (used in) investing activities                         61,186             71,072          143,283
                                                                             ------------       ------------     ------------
    CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from borrowings                                                     1,488             47,424           22,301
      Repayments on borrowings                                                   (52,021)          (118,500)        (146,784)
      Dividend payments on common stock                                           (5,825)            (2,209)            (486)
      Other                                                                            -                 15                -
                                                                             ------------       ------------     ------------
       Net cash (used in) provided by financing activities                       (56,358)           (73,270)        (124,969)
                                                                             ------------       ------------     ------------
    EFFECT OF EXCHANGE RATE CHANGES ON CASH                                          (12)              (179)             (19)
                                                                             ------------       -------------    ------------
    NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                           3,359             (2,468)           1,080
    CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                 3,394              5,862            4,782
                                                                             ------------       ------------     ------------
    CASH AND CASH EQUIVALENTS AT END OF YEAR                                  $    6,753         $    3,394       $    5,862
                                                                             ============       ============     ============

       The accompanying notes are an integral part of these consolidated financial statements.

                                                                                              Year Ended December 31,
                                                                                              -----------------------
                                                                                      2001               2000             1999
                                                                                   ----------         ----------       ----------
         SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
            Cash paid for interest                                                 $    6,389         $   11,393       $   19,589
            Cash paid for taxes                                                    $        -         $        -       $        -
         NONCASH FINANCING AND INVESTING ACTIVITIES:
            Investment in WFSG                                                     $        -         $        -       $    3,104
            Purchase of treasury stock and securities  available for sale          $        -         $        -       $   (4,591)
            Conversion of MBS securities to loans and real estate                  $    6,555         $        -       $        -
            Reclassification of recourse loans to officers                         $      906         $        -       $        -

                 FOG CUTTER CAPITAL GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA AND AS NOTED)

NOTE 1 - ORGANIZATION AND RELATIONSHIPS

     The Company was originally incorporated as Wilshire Real Estate Investment Trust Inc. in the State of Maryland on October 24, 1997. On April 6, 1998, the Company was capitalized with the sale of 11,500,000 shares of common stock, par value $.0001 per share, at a price of $16.00 per share (the "Offering"). Total net proceeds of the Offering after underwriting and offering expenses were $167.0 million. In September 1999, in order to benefit from significant net operating loss carryforwards and to avoid any risk of not qualifying as a real estate investment trust ("REIT"), the Company, with the approval of its shareholders, elected not to be taxed as a REIT, and the Company's name was changed to Wilshire Real Estate Investment Inc. Effective January 25, 2001, the Company changed its name to Fog Cutter Capital Group Inc. to better reflect the opportunistic nature of its business and investments. At December 31, 2001, certain former and present Company officers and directors controlled, directly or indirectly, the significant voting majority of the Company.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     NATURE OF OPERATIONS - The operations of the Company consist primarily of the acquisition of pools of performing, sub-performing and non-performing residential and commercial mortgage loans, as well as commercial real estate and mortgage-backed securities. The Company's primary sources of revenue are from loans, mortgage-backed securities and real estate.

     PRINCIPLES OF CONSOLIDATION - The accompanying consolidated financial statements include the accounts of Fog Cutter Capital Group Inc. and its subsidiaries, including Fog Cap L.P. (formerly Wilshire Real Estate Partnership L.P.), WREP 1998-1 LLC, Fog Cutter Securities Corporation (formerly WREI Securities Corporation), Fog Cutter Servicing Inc. (formerly WREI Mortgage Inc.) and WREP Islands Limited. Intercompany accounts have been eliminated in consolidation.

     USE OF ESTIMATES IN THE PREPARATION OF THE CONSOLIDATED FINANCIAL STATEMENTS-The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Significant estimates include the determination of fair values of certain financial instruments for which there is no active market, the allocation of basis between assets sold and retained, and valuation allowances for loans and real estate owned. Estimates and assumptions also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     CASH AND CASH EQUIVALENTS - For purposes of reporting the consolidated financial condition and cash flows, cash and cash equivalents include non-restricted cash and due from banks, repurchase agreements and securities with original maturities of 90 days or less.

     SECURITIES AVAILABLE FOR SALE - Securities available for sale include mortgage-backed securities and other securities that are designated as assets available for sale because the Company does not intend to hold them to maturity. Securities available for sale are carried at estimated fair values with the net unrealized gains or losses reported in accumulated other comprehensive loss, which is included as a separate component in stockholders' equity. The Company determines the fair value of its securities by discounting the anticipated cash flows using certain assumptions (e.g. prepayment speeds, default rates, severity of losses, and discount rate). As of each reporting period, the Company evaluates whether and to what extent any decline in the estimated fair values is to be recognized in earnings as other than temporary. Other than temporary declines in the carrying value of securities, if any, are charged to earnings and the basis of each security is adjusted, accordingly. At disposition, the realized net gain or loss is included in earnings on a specific identification basis. Actual prepayment experience, credit losses and the yields are reviewed at least quarterly. Declines in fair value are to be considered other than temporary and the security is impaired when: (i) the carrying value of the beneficial interests exceeds the fair value of such beneficial interests using current assumptions, and (ii) the timing and/or extent of cash flows expected to be received on the beneficial interests has adversely changed from the previous valuation date.

     LOANS - Loans are designated as held-for-sale and are carried at the lower of cost or estimated market value.

     INVESTMENTS IN REAL ESTATE - Real estate purchased directly is originally recorded at the purchase price. Real estate acquired in settlement of loans is originally recorded at fair value less estimated costs to sell. Any excess of net loan cost basis over the fair value less estimated selling costs of real estate acquired through foreclosure is charged to the allowance for loan losses. Any subsequent operating expenses or income, reductions in estimated fair values, as well as gains or losses on disposition of such properties, are recorded in current operations. Depreciation on investments in real estate is computed using the straight-line method over the estimated useful lives of the assets as follows:

                                            35 years
        Buildings and improvements

        Tenant improvements                 Lesser of lease term or useful life

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

     INVESTMENT IN BOURNE END PROPERTIES PLC ("BEP") The equity method of accounting is used for investments in associated companies which are not controlled by the Company and in which the Company's interest is generally between 20% and 50%. The Company's share of earnings or losses of associated companies, in which at least 20% of the voting securities is owned, is included in the consolidated statement of operations.

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

     During the years ended December 31, 2001, 2000, and 1999, however, the Company experienced a net loss, which resulted in common stock equivalents having an anti-dilutive effect on earnings per share. Weighted average shares outstanding are therefore equivalent for basic and diluted net loss per share.

     RECLASSIFICATIONS-Certain items in the consolidated financial statements for 2000 and 1999 were reclassified to conform to the 2001 presentation.

NOTE 3 - RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 138, ACCOUNTING FOR CERTAIN DERIVATIVE INSTRUMENTS AND CERTAIN HEDGING ACTIVITIES, AN AMENDMENT OF FASB STATEMENT NO. 133 ("FAS 138") which amends certain provisions of Statement of Financial Accounting Standards No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES ("FAS No. 133"). These statements establish accounting and financial reporting for derivative instruments and hedging activities and require the Company to recognize and report all derivative instruments at their fair value in the Company's consolidated statement of financial position with changes in fair value recorded generally in operations. The Company adopted these statements on January 1, 2001, and there was no impact on the Company's financial position or operating results upon adoption.

     In September 2000, the FASB issued Statement of Financial Accounting Standards No. 140, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENT OF LIABILITIES ("FAS No. 140").FAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. Other provisions of the statement are effective for fiscal years ended after December 15, 2000 and include additional disclosure requirements and changes related to the recognition and reclassification of collateral. FAS No. 140 disclosures are included in Note 4.

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

     In July 2001, FASB issued FAS No. 141, Accounting for Business Combinations and FAS No. 142, Accounting for Goodwill and Intangible Assets. FAS No. 141 eliminates the ability to utilize the pooling of interests method of accounting for business combination transactions initiated after June 30, 2001. The purchase method of accounting is now required. FAS No. 142 eliminates the existing requirement to amortize goodwill through a periodic charge to earnings. For existing goodwill, the elimination of the amortization requirement is effective beginning January 1, 2002. As of that date, and at least annually thereafter, goodwill must be evaluated for impairment based on estimated fair value. As of December 31, 2001, the Company did not have any recorded goodwill. Since goodwill and related amortization has not been significant to the consolidated balance sheet and results of operations, the implementation of this standard is not expected to be material to the consolidated balance sheet or results of operations.

     In June 2001, FASB issued FAS No. 143, Accounting for Asset Retirement Obligations, which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs would be capitalized as part of the carrying amount of the long-lived asset and depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement. The provisions of FAS No. 143 are effective for fiscal years beginning after June 15, 2002. Management has not yet determined the impact, if any, of adoption of FAS No. 143.

     In August 2001, FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (FAS No. 144). FAS No. 144 retains the fundamental provisions in FAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with FAS No. 121. For example, FAS No. 144 provides guidance on how a long-lived asset that is used as a part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. FAS No. 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business).

     The Company is required to adopt FAS No. 144 no later than the year beginning after December 15, 2001, and plans to adopt its provisions for the quarter ending March 31, 2002. Management does not expect the adoption of FAS No. 144 for long-lived assets held for use to have a material impact on the Company 's financial statements because the impairment assessment under FAS No. 144 is largely unchanged from FAS No. 121. The provisions of the statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities. Therefore, management cannot determine the potential effects that adoption of FAS No. 144 will have on the Company 's financial statements.

NOTE 4 - SECURITIES AVAILABLE FOR SALE

     At December 31, 2001 and 2000, securities available for sale were as follows:

                                                                           Gross              Gross
                                                      Amortized          Unrealized         Unrealized
                                                        Cost               Gains              Losses         Fair Value
                                                   ----------------    ---------------    ---------------    ------------
         December 31, 2001                                                (Dollars in thousands)
         Mortgage-backed securities                 $   51,741          $       49         $        7         $   51,783

                                                                           Gross              Gross
                                                      Amortized          Unrealized         Unrealized
                                                        Cost               Gains              Losses         Fair Value
                                                   ----------------    ---------------    ---------------    ------------
         December 31, 2000
         Mortgage-backed securities                 $   76,288          $        -         $    1,557         $   74,731


     The Company expects to receive payments on securities over periods that are considerably shorter than the contractual maturities of the securities, which range from 6 to 30 years, due to prepayments. At December 31, 2001, approximately $49.5 million of securities available for sale were pledged to secure borrowings (see Note 7).

     The fair value of the Company's investment in mortgage-backed securities is determined at each reporting date as the present value of the anticipated cash flows from the underlying collateral using certain assumptions. These assumptions include: (i) future rate of prepayment; (ii) discount rate used to calculate present value; and (iii) default rates and loss severity on loan pools underlying the mortgage-backed securities. At December 31, 2001, the range of key economic assumptions used to determine the fair value of the securities was as follows: an annual prepayment speed ranging from 19% to 30%; a monthly constant default rate ranging from 0.11% to 0.48%, a loss severity ranging from 40% to 55%; and a discount rate of 13% for the BB-rated securities, 18% for the B-rated securities and 20% for the unrated securities.

     During the years ended December 31, 2001, 2000, and 1999, the Company incurred significant losses of $ 8.7 million, $21.4 million, and $ 19.6 million, respectively, due to the other-than-temporary decreases in value of mortgage-backed securities. These losses resulted from the worsening credit and prepayment performance of the mortgage-backed securities as well as increases in the market yields for investments in such high-risk assets. The assumptions and the resulting estimated values of the mortgage-backed securities at December 31, 2001 are believed to be conservative based on the facts and circumstances as of that date, however, there can be no assurance that there will be no future losses on these securities due to changes in their performance or overall market conditions.

     The Company resecuritized approximately $20.1 million of its mortgage-backed securities portfolio in 2000 and acquired a subordinated interest in the underlying trust. The outstanding balance (unpaid principal balance) of the underlying residential mortgage loans totaled $6.4 billion at December 31, 2001. At December 31, 2001, underlying loans of $72.9 million were delinquent on their payments by greater than 90 days. Cumulative losses on the underlying loans, since the resecuritization in May 2000, were $2.2 million through December 31, 2001.

     The fair value of the Company's investment in the resecuritized mortgage-backed securities is determined at each reporting date as the present value of the anticipated cash flows from the underlying collateral (primarily "A" quality, jumbo, fixed-rate, 15- to 30-year term loans) using certain assumptions. These assumptions include: (i) future rate of prepayment; (ii) discount rate used to calculate present value; and (iii) default rates and loss severity on loan pools underlying the mortgage-backed securities in the resecuritization. At December 31, 2001, key economic assumptions and the sensitivity of the current fair value of the Company's subordinated interest, included in the $51.8 million carrying value of the Company's mortgage-backed securities portfolio, as effected by immediate 10% and 20% adverse changes in assumed economics were as follows:

         FAIR VALUE OF THE SUBORDINATED INTEREST            $    8,454

         PREPAYMENT SPEED (ANNUAL RATE)                          10.2%

         Fair value after 10% adverse change                $    8,049

         Fair value after 20% adverse change                $    7,646

         DEFAULT RATE (ANNUAL RATE)                              0.33%

         Fair value after 10% adverse change                $    7,652

         Fair value after 20% adverse change                $    6,940

         LOSS SEVERITY                                           32.3%

         Fair value after 10% adverse change                $    7,623

         Fair value after 20% adverse change                $    6,907

         DISCOUNT RATE (ANNUAL RATE)                               20%

         Fair value after 10% adverse change                $    7,771

         Fair value after 20% adverse change                $    7,151

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

NOTE 5 - LOANS

     The Company's loans are comprised of the following loan categories at December 31, 2001 and 2000:

                                                     December 31,
                                                     ------------
                                                 2001             2000
                                                 ----             ----
  Commercial real estate loans                $   4,737      $  30,231
  Other loans                                        82            173
                                             ------------    -------------
                                              $   4,819      $  30,404
                                             ============    =============

     As of December 31, 2001 and 2000, the unpaid principal balances of loans with adjustable rates of interest were $0.0 million and $25.0 million, respectively, and loans with fixed rates of interest were $4.8 million and $5.4 million, respectively, net of market valuation.

     At December 31, 2001 and 2000, substantially all loans were pledged to secure borrowings. At December 31, 2001, the Company had no impaired loans.

     Activity in the allowance for loan losses is summarized as follows:

                                                                      Year Ended December 31,
                                                                      -----------------------
                                                                      2001                 2000
                                                                      ----                 ----
         Balance, beginning of year                             $       -            $   2,980
         Charge-offs                                                    -               (2,457)
         Recovery of loan losses                                        -                 (555)
         Other                                                          -                   32
                                                               -----------------    -----------------
         Balance, end of year                                   $       -            $       -
                                                               =================    =================

NOTE 6 - INVESTMENTS IN REAL ESTATE

     At December 31, 2001 and 2000, the Company's investments in real estate were comprised of the following:

                                                                                      December 31,
                                                                                      ------------
                                                                                 2001              2000
                                                                                 ----              ----
         Commercial real estate:
         Building and improvements                                            $   2,376         $  23,521
         Undeveloped land                                                         2,318            2,391
         Less: Accumulated depreciation                                            (223)           (1,145)
                                                                              ---------         ---------
                                                                              $   4,471         $  24,767
                                                                              =========         =========

     At December 31, 2001, all of the investments in commercial real estate were located in the United States. At December 31, 2000 approximately $20.0 million or 80.7% of the investments in commercial and multi-family real estate were located in the United Kingdom and the remainder of commercial or multi-family properties were located in the United States.

     The Company holds its investments in real estate as held for sale at lower of cost, less accumulated depreciation, or estimated market value, not to exceed the net realizable value of the properties on an individual basis.

NOTE 7 - BORROWINGS

     Borrowings at December 31, 2001 and 2000 include repurchase agreements, line of credit borrowings, real estate loans and senior bonds issued in conjunction with a securitization. Proceeds from the various credit facilities are used primarily for the acquisition of mortgage-backed securities, real estate and loan pools.

     At December 31, 2001, the Company had $38.0 million of borrowings with a weighted average interest rate of 5.6%. Investments in real estate with a carrying amount of $2.1 million and mortgage-backed securities with a carrying value of $49.5 million were pledged as collateral against these borrowings. Maturities of these borrowings range from 2002 to 2020. Following is information about borrowings:


                                                                               At or for the Year Ended
                                                                                     December 31,
                                                                                     ------------
                                                                                 2001           2000
                                                                                 ----           ----
        Average amount outstanding during the year                           $  71,953      $  118,925
        Maximum month-end balance outstanding during the year                $  87,102      $  148,991
        Weighted average rate:
              During the year                                                      7.5%            8.4%
              At end of year                                                       5.6%            8.8%

     At December 31, 2001, the contractual repayment terms of borrowings and estimated repayment of the senior bonds issued in conjunction with a resecuritization for each of next five years and the total thereafter is as follows:

               Year                                   Amount
               ----                                  ------
               2002                                 $ 16,218
               2003                                   10,085
               2004                                    8,373
               2005                                    3,290
                                                   ----------
                                                    $ 37,966
                                                   ==========

     The Company is subject to various covenants in the agreements evidencing its indebtedness. At December 31, 2001, management believes the Company was in compliance with all obligations under the agreements evidencing its indebtedness, as defined in the applicable agreements. In certain instances, lenders on mortgage-backed securities have withheld principal and/or interest payments on such assets in order to reduce outstanding, unpaid collateral calls. At December 31, 2001 and 2000, there were no outstanding unpaid collateral calls.

NOTE 9 - DIVIDENDS PAYABLE

     During the year ended December 31, 2001, the Company declared and paid cash dividends totaling $0.39 per share ($4.1 million). The Company had delayed the payment date of a $0.40 cash dividend payable on October 27, 1998 to shareholders of record at September 30, 1998 and announced that it would pay interest, at the rate of 4% per annum, on the amount due from the previously announced payment date through the date of the actual payment. During the year ended December 31, 2000, the Company paid one-half of the cash dividend payable plus interest and paid the remainder during the year ended December 31, 2001. No dividends were declared during the year ended December 31, 2000.

NOTE 10 - INCOME TAXES

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

     As of December 31, 2001, the Company had, for U.S. Federal tax purposes, a net operating loss carryforward of approximately $94 million, which begins to expire in 2018. U.S. tax regulations impose limitations on the use of loss carryforwards following certain changes in ownership. If such a change were to occur with respect to the Company, the limitation could significantly reduce the amount of benefits that would be available to offset future taxable income each year, starting with the year of ownership change. To reduce the potential impact of such ownership changes, the Company established a Shareholder Rights Plan dated as of December 23, 1999 and effective January 3, 2000 (the "Rights"). During 2001, the Company elected to redeem the Rights in order to provide the flexibility to repurchase shares of the Company's common stock if opportunities arose at attractive prices. The Company concluded that the value of the potential opportunities created by redeeming the Rights, exceeded the potential tax benefits of the protection from a change in ownership provided by the Rights Plan. The Company redeemed the Rights in October 2001. The Company has not recorded any tax assets for the future benefits of the net operating loss carryforwards.

     A reconciliation, stated as a percentage of pretax loss, of the U.S. federal statutory rate to the effective tax rate on the loss from continuing operations is as follows:

                                                         Year Ended December 31,
                                                         -----------------------
                                                 2001              2000             1999
                                                 ----              ----             ----
   U.S. federal statutory rate                   (35.0)%           (35.0)%           (35.0)%
   State taxes, net of federal benefit            (6.9)             (6.9)             (6.9)
   Valuation allowance                            41.9              41.9              41.9
                                             --------------    --------------    ------------
   Effective tax rate                                -%                -%                -%
                                             ==============    ==============    ============

     The tax effects of temporary differences and carryforwards resulting in deferred income taxes are as follows:

                                                             December 31,
                                                             ------------
                                                         2001             2000
                                                         ----             ----
        Deferred Tax Assets:
              Loss carryforwards                      $   39,223        $   36,397

              Unrealized holding losses on
               available for sale securities                (957)              636
              Tax mark to market adjustment                5,277             3,412
              Other                                        2,778               202
                                                     --------------    ------------
                     Subtotal                             46,321            40,647

        Valuation allowance                              (46,321)          (40,647)
                                                     --------------    ------------
        Net deferred tax asset                        $        -        $        -
                                                     ==============    ============

     Given the lack of sufficient earnings history, the Company does not believe the recognition of a deferred tax asset is appropriate at this time.

NOTE 11 - COMMITMENTS, CONTINGENCIES & OFF-BALANCE SHEET RISK

         The Company and two of its senior officers have been named, among other defendants, in a series of lawsuits related to the receivership of an unaffiliated investment company. In their claims, multiple plaintiffs allege several theories of liability, including knowing participation in fiduciary breach and prohibited transactions under the Employee Retirement Income Security Act of 1974. The plaintiffs have not described with any specificity the proportion or share of losses and related amounts which they claim are attributable to the Company or its executives. Because the cases are still in early stages of the pleadings and because the amount of discovery has been limited, the ultimate financial loss to the Company cannot be reasonably estimated at this time. However, based upon the progress of mediation through December 31, 2001, the Company has made a provision for litigation of $2 million. The Company and its executives have directed that these cases be defended against vigorously. Under their employment arrangements with the Company, the Company's senior officers may be entitled to indemnification by the Company. Due to the preliminary nature of the underlying litigation, the Company has not determined whether such indemnification will be granted, and accordingly, the Company does not believe it is possible to estimate the extent of liability, if any, related to such indemnification.

         The Company is involved in various other legal proceedings occurring in the ordinary course of business which the Company believes will not have a material adverse effect on the consolidated financial condition or operations of the Company.

     The Company may utilize a wide variety of off-balance sheet financial techniques to manage its interest rate risk. In hedging the interest rate and/or exchange rate exposure of a foreign currency denominated asset or liability, the Company may enter into hedge transactions to counter movements in the different currencies, as well as interest rates in those currencies. These hedges may be in the form of currency and interest rate swaps, options, and forwards, or combinations thereof. At December 31, 2001 and 2000, the Company had no outstanding derivative instruments held for trading or hedging purposes.

NOTE 12 - ARRANGEMENTS WITH SENIOR OFFICERS

     The Company has entered into employment agreements with Andrew A. Wiederhorn (as Chief Executive Officer), Lawrence A. Mendelsohn (as President), and Robert G. Rosen (as Executive Vice President) (each an "Executive" and collectively, the "Executives").

     The employment agreements with Messrs. Wiederhorn and Mendelsohn were amended and restated effective December 31, 2001. Each such employment agreement provides for an initial three-year term commencing October 1, 2000, which is automatically renewable for successive two-year terms unless either party gives written notice of termination to the other at least 90 days prior to the expiration of the then-current employment term.

     Effective December 31, 2001, the employment agreements provide for an annual base salary of $250,000 each for Mr. Wiederhorn and Mr. Mendelsohn. In addition, Mr. Wiederhorn and Mr. Mendelsohn were awarded bonuses of $750,000 and $500,000 respectively for their services to the Company during 2001. These bonuses are payable during the first quarter of 2002 and were accrued for at December 31, 2001 and included in accounts payable and accrued liabilities in the accompanying consolidated statement of financial condition as of that date. The Compensation Committee may award other compensation from time to time as it deems appropriate and reasonable. Prior to December 31, 2001, Mr. Wiederhorn and Mr. Mendelsohn earned annual base salaries of $750,000 and $500,000 respectively, and had been entitled to share in a bonus pool based upon the Company achieving certain performance goals.

     The employment agreement with Mr. Rosen was amended and restated effective October 1, 2001. The employment agreement provides for an initial twelve month term commencing October 1, 2001 which may be extended for six additional months if certain of the employment objectives have not been met and either party gives written notice of extension to the other at least 30 days prior to the expiration of the employment term. The employment agreement provides for an annual salary for Mr. Rosen of $250,000. In addition, if (i) the Company sells its interest in the BSMSI Class B4, BSSP 2000-3 Class B and BSSP 2000-5 Classes B1, B2 and B3 for total proceeds (net of certain related borrowings) of at least $20.65 million, Mr. Rosen will be entitled to a bonus payment equal to $350,000 plus 10% of the excess of proceeds (net of certain related borrowings) over $20.65 million, and (ii) if the Company sells its interest in the Cityscape Series 1997-A Class R1, Cityscape Series 1997-B Class R and Cityscape Series 1997-C Classes RI and RII for total net proceeds of at least $1.5 million, Mr. Rosen will be entitled to a bonus payment equal to 2% of the Cityscape net proceeds. Unless Mr. Rosen is terminated for Cause or voluntarily resigns prior to the expiration of the employment agreement, he is entitled to deferred compensation, payable at the expiration of the employment agreement, in the amount of $1.1 million.

     The employment agreements with Messrs. Wiederhorn, Mendelsohn, and Rosen provide for the Company to make a recourse loan to each executive up to a maximum of $850,000, $50,000, and $843,000, respectively. The loans bear interest at the prime rate. Interest is not paid in cash but payable in kind on an annual basis (i.e., compounded annually). Upon termination of any such executive, the executive's loans will become due and payable six months after the date of termination (other than in the case of Mr. Rosen, whose loan becomes due upon termination). At December 31, 2001, the Company had outstanding loans including compounded interest to Messrs. Wiederhorn and Mendelsohn of approximately $113,000 and $58,000, respectively, which were included as deductions from stockholder's equity in the consolidated statements of financial position. At December 31, 2001 the Company had outstanding loans including compounded interest to Mr. Rosen of $906,000 which were included in other assets.

     During the years ended December 31, 2001, 2000 and 1999, the Executives were awarded bonuses in the aggregate amounts of $3.3 million, $1.4 million and $0.3 million, respectively, which are included in compensation and employee benefits in the consolidated statements of operations. These bonuses were approved by the Board of Directors.

NOTE 13 - RELATIONSHIP WITH WFSG AND ITS AFFILIATES

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

     The Company's decision to become internally managed in the third quarter of 1999 resulted in disputes between the Company, on the one hand, and WFSG and certain of its affiliates on the other. In connection with these disputes, the Company recorded a reserve for potential resolution of disputes with WFSG and its affiliates of $4.1 million in 1999. During the year ended December 31, 2000, the Company settled all disputes with WFSG and its affiliates which resulted in an additional provision of $0.2 million.

     As of December 31, 2001, the Company continues to maintain certain business relationships with WFSG and its affiliates which include the following:

     - The Company owns approximately 18.1% of WFSG's outstanding common stock.

     - An affiliate of WFSG services loans underlying certain mortgage-backed securities owned by the Company.

     - The Company has a prepaid servicing fee credit with an affiliate of WFSG to be utilized by servicing loans for the Company (exclusive of mortgage-backed securities). Due to the specialized and illiquid nature of the servicing credit, the Company recorded a $1.8 million impairment loss during the fourth quarter of 2001, bringing the carrying value of the asset to zero.

     The following table sets forth the Company's balances with WFSG and its affiliates as of December 31, 2001 and 2000.

                                                                                   December 31,
                                                                  --------------------------------------
                                                                        2001                  2000
                                                                  --------------------------------------
     Investments in WFSG and Affiliates, net:
           WFSG Common Stock (1)                                  $       5,893          $      3,593
           Prepaid Servicing Fees                                            -                  2,000
                                                                  ----------------       ---------------
                                                                  $       5,893          $       5,593
                                                                  ================       ===============

     ----------
     (1) WFSG's common stock currently trades on the OTC Bulletin Board and the closing price as of December 31, 2001 and 2000 was $2.05 and $1.25 per share, respectively.

     The effect of the various transactions between the Company and WFSG and its affiliates are summarized below for the years ended December 31:

                                                                     2001           2000            1999
                                                               ---------------  ------------    ------------
     Interest income (1)                                       $          -     $        387    $      1,887
     Other                                                                -                -          (2,653)
     Other operating income:
          Market valuation losses and impairments                    (1,999)               -         (10,443)
          Provision for disputes with WFSG                                -             (225)         (4,077)
                                                               ------------     ------------    ------------
                                                                     (1,999)             162         (15,286)
     Operating expenses                                                  (1)             (87)         (2,260)
                                                               ------------     ------------    ------------
                                                               $     (2,000)    $         75    $    (17,546)
                                                               ============     ============    ============

     ----------
     (1) Does not include interest income on Mortgage-backed securities resulting from securitizations by WFSG or its affiliates.

NOTE 14 - STOCK OPTIONS AND RIGHTS

     The Company adopted a non-qualified stock option plan ("the Option Plan") which provides for options to purchase shares of the Company's common stock. The maximum number of shares of common stock that may be issued pursuant to options granted under the Option Plan is 3,500,000 shares.

     In 1998, the Company granted options to WRSC and its independent directors under the Option Plan, representing the right to acquire 1,150,000 shares of common stock. Of these initial grants, 1,135,000 were granted to WRSC and 5,000 were granted to each of the Company's three independent directors. The initial grants of options under the Option Plan to WRSC vest at a rate of 25% per year for each of the first four anniversaries following the closing of the Initial Public Offering ("Offering"), and expire on the tenth anniversary of the Offering. The initial grants to the independent directors vest immediately and expire ten years from the date of grant. In the future, newly elected directors will receive 5,000 options on the day they join the Board at an exercise price equivalent to the closing price on that day. In addition, except for the period beginning October 1, 2000 through September 30, 2001, each independent director received, on the last day of each quarter, an automatic non-statutory option grant to purchase 1,500 shares of common stock at 110% of the fair market value on that day. Automatic grants will vest one third on each of the first three anniversaries of the grant date and expire on the tenth anniversary of the grant date. Resigning directors have the right to exercise any options which are vested at the date of resignation for a period of one year before they expire.

     In conjunction with a partial settlement agreement with WFSG and certain of its affiliates in 1999, the Company received 1,112,500 of the options issued to WRSC at the initial public offering, which were subsequently cancelled.


     A summary of the Company's stock options as of and for the year ended December 31, 2001 is presented below:

                                                                             Weighted Average
                                                                                 Exercise
                                                                 Shares            Price
                                                               ------------  -----------------
         Outstanding at beginning of year                         1,899,500      $   4.76
         Granted                                                     21,000      $   2.38
         Cancelled/forfeited                                       (142,500)     $   5.77
                                                               ------------
         Outstanding at end of year                               1,778,000      $   4.65
                                                               ============

                                                                 Weighted Average   Weighted Average
                       Range of                                     Remaining           Exercise
                   Exercise Prices                  Shares             Life              Price
     ----------------------------------        --------------    ----------------   ----------------
     $2.20-4.26                                     62,000          7.00-8.75          $   2.86
     $4.53                                       1,690,000               7.75          $   4.53
     $11.28-18.63                                   26,000          6.25-6.75          $  16.77

     A summary of the Company's stock options as of and for the period ended December 31, 2000 is presented below:

                                                                             Weighted Average
                                                                                 Exercise
                                                                 Shares            Price
                                                              ------------   ----------------
         Outstanding at beginning of year                       2,096,000         $  4.75
         Granted                                                   13,500         $  2.61
         Cancelled/forfeited                                     (210,000)        $  4.53
                                                              -------------
         Outstanding at end of year                             1,899,500         $  4.76
                                                              =============

                                                                 Weighted Average   Weighted Average
                       Range of                                     Remaining           Exercise
                   Exercise Prices                  Shares             Life              Price
     ----------------------------------        --------------    ----------------   ----------------
     $2.20-4.26                                     41,000          8.00-9.75          $  3.10
     $4.53                                       1,820,000               8.75          $  4.53
     $11.28-18.63                                   38,500          7.25-7.75          $ 17.37

     The Company applies Accounting Principles Board Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES," and related Interpretations in accounting for the Option Plan. Accordingly, no compensation expense has been recognized in the Consolidated Statements of Operations for grants under the Option Plan. Had compensation expense for the Company's Option Plan been determined based on the fair value at the grant date consistent with the methods of SFAS No. 123 "Accounting for Stock Based Compensation", the Company's net loss and loss per share for the years ended December 31, 2001, 2000, and 1999 would have been increased to the pro forma amounts indicated below:

                                                                            Year ended December 31,
                                                               --------------------------------------------
                                                                   2001            2000             1999
                                                               ----------       ----------       ----------
     Net loss:
       As reported                                             $  (17,946)      $  (15,542)      $  (26,647)
       Pro forma                                               $  (18,121)      $  (15,820)      $  (27,083)
     Net loss per common and common share equivalent:
       Basic loss per share:
          As reported                                          $    (1.71)      $    (1.48)      $    (2.33)
          Pro forma                                            $    (1.73)      $    (1.51)      $    (2.37)
       Diluted loss per share:
          As reported                                          $    (1.71)      $    (1.48)      $    (2.33)
          Pro forma                                            $    (1.73)      $    (1.51)      $    (2.37)

     There were no options granted with exercise prices below the market value of the stock at the grant date. The weighted average fair value of options granted during 2001, 2000, and 1999 was $0.74, $0.40, and $0.45, respectively, for options with exercise prices exceeding the market price of the stock at the grant date. Fair values were estimated using the Black-Scholes option-pricing model with the following weighted average assumptions used: 1% dividend yield, expected volatility of 25%, risk-free interest rate of 5.0% and expected lives of three to five years.

     On December 15, 1999, the Company declared a distribution of one right (a "Right") to purchase one one-tenth of a share of the Company's Common Stock for each outstanding share of Common Stock, payable to the stockholders of record on January 3, 2000. During 2001, the Company elected to redeem the Rights in order to provide the flexibility to repurchase shares of the Company's common stock if opportunities arose at attractive prices. The Company concluded that the value of the potential opportunities created by redeeming the Rights, exceeded the potential tax benefits of the protection from a change in ownership provided by the Rights Plan. The Rights were redeemed by the Company on October 16, 2001.

NOTE 15 - ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

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

                                                         December 31, 2001             December 31, 2000
                                                       Carrying       Estimated      Carrying      Estimated
                                                        Amount       Fair Value       Amount      Fair Value
                                                     -----------     -----------    -----------   -----------
Assets:
    Cash and cash equivalents                        $     6,753     $     6,753    $     3,394   $     3,394
    Mortgage-backed securities available for sale    $    51,783     $    51,783    $    74,731   $    74,731
    Loans                                            $     4,819     $     4,819    $    30,404   $    29,998
    Investment in WFSG and affiliates                $     5,893     $     5,893    $     3,593   $     3,593
Liabilities:
    Borrowings                                       $    37,967     $    37,985    $    88,930   $    89,051

     The methods and assumptions used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value are explained below:

     CASH AND CASH EQUIVALENTS-The carrying amounts approximate fair values due to the short-term nature of these instruments.

     MORTGAGE-BACKED SECURITIES-The fair values of securities are determined by discounting the anticipated cash flows using certain assumptions (e.g. prepayment speeds, default rates, severity of losses, and discount rate).

     LOANS-The fair value of the Company's sole major loan at December 31, 2001 is based upon the present value of the expected cash flows from the loan.

     INVESTMENT IN WFSG AND AFFILIATES-The fair value of the investment in WFSG is based upon the quoted closing price of the stock at the end of the year.
The Company owns 2.9 million shares of WFSG stock. The average daily trading volume of the stock is significantly less than the amount of our holdings, therefore, there can be no assurance that the Company could dispose of its investment in WFSG at the market price in a timely manner.

     BORROWINGS-The fair value of borrowings is estimated based on current market rates for similar borrowings with similar characteristics.

     The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2001 and 2000, respectively. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and therefore, current estimates of fair value may differ significantly from the amounts presented herein.

NOTE 16 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                                                               Quarter Ended
                                                ---------------------------------------------------------------
                                                  December 31,    September 30,      June 30,        March 31,
                                                     2001             2001             2001             2001
                                                ---------------  ---------------  ---------------  ------------
Interest income                                 $         1,707  $         2,419  $         2,687  $      3,135
Interest expense                                           (653)          (1,054)          (1,270)       (1,571)
                                                ---------------  ---------------  ---------------  ------------
Net interest income                                       1,054            1,365            1,417         1,564

Real estate operations, net                                 980              233               (4)           12
Other operating loss                                     (5,506)          (4,559)            (348)       (4,101)
Other operating expenses                                 (3,323)          (1,467)          (1,976)       (2,266)
                                                ---------------  ---------------  ---------------  ------------
Loss before income taxes and
  cumulative effect of a change in
    accounting principle                                 (6,795)          (4,428)            (911)       (4,791)
Income tax (benefit) provision                                -                -                -             -
                                                ---------------  ---------------  ---------------  ------------
Net loss before cumulative effect of a
  change in accounting principle                         (6,795)          (4,428)            (911)       (4,791)
Cumulative effect of a change in accounting
  principle                                                   -                -           (1,021)            -
                                                ---------------  ---------------  ---------------  ------------
Net loss                                        $        (6,795) $        (4,428) $        (1,932) $     (4,791)
                                                ===============  ===============  ===============  ============
Loss per share:
     Basic                                      $         (0.65) $         (0.42) $         (0.18) $      (0.46)
     Diluted                                    $         (0.65) $         (0.42) $         (0.18) $      (0.46)

                                                                               Quarter Ended
                                                ---------------------------------------------------------------
                                                  December 31,    September 30,      June 30,        March 31,
                                                      2000           2000              2000            2000
                                                ---------------  ---------------  ---------------  ------------
Interest income                                 $         3,257  $         3,682  $         3,619  $      4,520
Interest expense                                         (1,784)          (1,916)          (1,708)       (2,296)
Recovery of loan losses                                       -                -              555             -
                                                ---------------  ---------------  ---------------  ------------
Net interest income after recovery of
  loan losses                                             1,473            1,766            2,466         2,224
Real estate operations, net                               3,303            1,222              388         1,025
Other operating (loss) income                           (20,131)            (622)           2,139         1,517
Other operating expenses                                 (5,510)          (2,096)          (2,580)       (2,126)
                                                ---------------  ---------------  ---------------  ------------
(Loss) income before income taxes                       (20,865)             270            2,413         2,640
Income tax (benefit) provision                                -             (125)              25           100
                                                ---------------  ---------------  ---------------  ------------
Net (loss) income                               $       (20,865) $           395  $         2,388  $      2,540
                                                ===============   ==============  ===============  ============
(Loss) earnings per share:
     Basic                                      $         (1.99) $          0.04  $          0.23  $       0.24
     Diluted                                    $         (1.99) $          0.04  $          0.23  $       0.24

                                                                               Quarter Ended
                                                ---------------------------------------------------------------
                                                  December 31,    September 30,      June 30,        March 31,
                                                      1999           1999           1999            1999
                                                ---------------  ---------------  ---------------  ------------
Interest income                                 $         4,517  $         4,805  $         6,280  $      7,084
Interest expense                                         (3,056)          (2,803)          (3,345)       (3,693)
Recovery of loan losses                                       -                -                -         1,150
                                                ---------------  ---------------  ---------------  ------------
Net interest income after recovery of
  loan losses                                             1,461            2,002            2,935         4,541
Real estate operations, net                               1,000              597              (91)          (61)
Other operating income (loss)                               490          (10,096)         (21,761)       (1,233)
Other operating expenses                                 (2,017)          (1,675)          (1,259)       (1,480)
                                                ---------------  ---------------  ---------------  ------------
Income (loss) before income taxes                           934           (9,172)         (20,176)        1,767
Income tax (benefit) provision                             (200)             200                -             -
                                                ---------------  ---------------  ---------------  ------------
Net income (loss)                               $         1,134  $        (9,372) $       (20,176) $      1,767
                                                ===============  ===============  ===============  ============
Earnings (loss) per share:
     Basic                                      $          0.10  $         (0.82) $         (1.76) $       0.15
     Diluted                                    $          0.10  $         (0.82) $         (1.76) $       0.15

NOTE 17 - PARENT COMPANY INFORMATION

CONDENSED STATEMENTS OF FINANCIAL CONDITION

                                                             December 31,
                                                     -----------------------------
                                                         2001             2000
                                                     -------------   -------------
ASSETS
Cash                                                 $         150   $           2
Intercompany receivable, net                                 5,471           9,819
Investments in subsidiaries                                 33,225          47,722
                                                     -------------   -------------
   Total assets                                      $      38,846   $      57,543
                                                     =============   =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and other liabilities               $          47   $         175
Dividend payable                                                -            1,717
                                                     -------------   -------------
   Total liabilities                                            47           1,892
Contributed and retained equity                             38,799          55,651
                                                     -------------   -------------
   Total liabilities and equity                      $      38,846   $      57,543
                                                     =============   =============

CONDENSED STATEMENTS OF OPERATIONS

                                                                                   Year Ended December 31,
                                                                       ----------------------------------------------
                                                                           2001             2000            1999
                                                                       -------------   --------------   -------------
Total revenues                                                         $           4   $            -   $           -
Total expenses                                                                   504              302             412
                                                                       -------------   --------------   -------------
 Loss before equity in losses of subsidiaries and income tax
  provision                                                                     (500)            (302)           (412)
Equity in losses of subsidiaries                                             (17,446)         (15,240)        (26,235)
Income tax provision                                                               -                -               -
                                                                       -------------   --------------   -------------
Net loss                                                               $     (17,946)  $      (15,542)  $     (26,647)
                                                                       =============   ==============   =============

CONDENSED STATEMENTS OF CASH FLOWS

                                                                            Year Ended December 31,
                                                                  --------------------------------------------
                                                                    2001             2000              1999
                                                                  ----------      ----------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                          $  (17,946)     $  (15,542)       $  (26,647)
Adjustments to reconcile net loss to net cash provided by
 operating activities:
 Equity in loss of subsidiaries                                       17,446          15,240            26,235

 Change in:
   Accounts payable and other liabilities                               (128)            (60)             (271)
                                                                  ----------      ----------        ----------
   Net cash (used in) provided by operating activities                  (628)           (362)             (683)
                                                                  ----------      ----------        ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Change in intercompany receivable                                     4,348           3,002             1,170

 Net investment in subsidiaries                                        2,253            (451)                -
                                                                  ----------      ----------        ----------
   Net cash provided by (used in) investing activities                 6,601           2,551             1,170
                                                                  ----------      ----------        ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Dividend payments on common stock                                    (5,825)         (2,191)             (486)

 Issuance of capital stock
                                                                  ----------      ----------        ----------
   Net cash (used in) provided by financing activities                (5,825)         (2,191)             (486)
                                                                  ----------      ----------        ----------
NET INCREASE IN CASH                                                     148              (2)                1

CASH:
  Beginning of year                                                        2               4                 3
                                                                  ----------      ----------        ----------
  End of year                                                            150      $        2        $        4
                                                                  ==========      ==========        ==========
NONCASH FINANCING ACTIVITIES:
  Purchase of treasury stock                                      $        -      $        -        $   (2,171)

NOTE 18 - SUBSEQUENT EVENTS (UNAUDITED)

     In January 2002, the Company sold mortgage-backed securities with a basis of $2.2 million for $2.6 million.

     In February 2002, the Company purchased 100% of the outstanding senior mortgage-backed securities of Bear Stearns Structured Products Series Trust 2000-3 ("BSSPT 2000-3") for a purchase price of $8.2 million. The Company had previously acquired the subordinate mortgage-backed securities and, as a result of this transaction, is now the beneficial owner of 100% of BSSPT 2000-3. The Company may elect to liquidate BSSPT-2000-3 in order to take direct ownership of the 67 underlying mortgage-backed securities owned by the trust. The acquisition was financed with repurchase agreements in the amount of $7.4 million.

     On March 5, 2002, Jordan D. Schnitzer resigned as a member of the Board of Directors of the Company. The resignation was effective immediately.

     On March 6, 2002, the Company purchased a total of 713,043 shares of its common stock from entities affiliated with Jordan D. Schnitzer, a former member of the Company's Board of Directors ("Schnitzer"). The shares were purchased in exchange for a 46.60% participation interest in the unpaid principal balance (as of December 31, 2001) of the French American International School Loan (the "FAS Loan"), which is held by the Company. The parties valued the transaction at approximately $2.175 million, or $3.05 per share. On March 6, 2002, the closing price of the Company's stock as listed on NASDAQ was $2.57 per share.

     The Company also granted an option (the "Stockholder Put Option") to Schnitzer, which entitles Schnitzer to require the Company to purchase an additional 713,042 shares of FCCG common stock for $3.05 per share, less any dividends paid by the Company on the shares between March 6, 2002 and the option closing date, plus interest accrued on the net option price at a rate equal to 10.00% per annum. The Stockholder Put Option is exercisable from September 1, 2002 through September 10, 2002. In the event the Stockholder Put Option is exercised, payment for the shares will be made by delivery of an additional 46.60% participation interest in the FAS Loan, plus 46.60% of all principal payments received by the Company on the FAS Loan since December 31, 2001, plus interest on the net option price at a rate equal to 10.00% per annum, less any dividends paid by the Company on the shares between March 6, 2002 and the option closing date.

     In the event Schnitzer exercises the Stockholder Put Option, Schnitzer will also be required to purchase the remaining 6.80% participation interest in the FAS Loan at a price of $317,544.63. Upon purchase of the remaining 6.80% participation interest, Schnitzer will also receive 6.80% of all principal payments received by the Company on the FAS Loan since December 31, 2001.

     The Company was granted an option (the "Company Put Option") from Schnitzer, which entitles the Company to require Schnitzer to purchase the additional 46.60% participation interest in the FAS Loan at an exercise price of $2.175 million, plus any cash dividends paid on 713,042 shares of FCCG common stock owned by Schnitzer between March 6, 2002 and the option closing date, less interest accrued on the net option price at a rate equal to 10.00% per annum. The Company Put Option is exercisable from September 11, 2002 through September 20, 2002. In the event the Company Put Option is exercised, Schnitzer will receive the additional 46.60% participation interest in the FAS Loan, plus 46.60% of all principal payments received by the Company on the FAS Loan since December 31, 2001.

     In the event the Company exercises the Company Put Option, Schnitzer will also be required to purchase the remaining 6.80% participation interest in the FAS Loan at a price of $0.3 million. Upon purchase of the remaining 6.80% participation interest, Schnitzer will receive 6.80% of all principal payments received by the Company on the FAS Loan since December 31, 2001.

     The Company also granted an option (the "Stockholder Property Option") to Schnitzer, which entitles Schnitzer to require the Company to purchase an additional 727,235 shares of FCCG common stock for $0.3 million in cash, plus delivery of the Company's interest in approximately 10.9 acres of land in Wilsonville, Oregon, less any dividends paid by the Company on the shares between March 6, 2002 and the option closing date. The Stockholder Property Option is exercisable from January 2, 2003 through January 10, 2003.

     The Company also received an option (the "Company Property Option") from Schnitzer, which entitles the Company to require Schnitzer to purchase its interest in approximately 10.9 acres of land in Wilsonville, Oregon, subject to certain conditions, for $1.9 million, plus any cash dividends paid on 623,265 shares of FCCG common stock owned by Schnitzer. This option is exercisable between January 11, 2003 and January 20, 2003.

     The Company has secured its performance under the various options by pledging 1,625,000 shares of common stock of Wilshire Financial Services Group Inc. and granting trust deeds on approximately 10.9 acres of land in Wilsonville, Oregon and certain property owned by the Company in Eugene, Oregon.

     Schnitzer has secured his performance under the various options by pledging 1,440,277 shares of FCCG common stock.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on March 22, 2002 by the undersigned, thereunto duly authorized.

     Fog Cutter Capital Group Inc.

        By: /s/ Lawrence A. Mendelsohn
        -----------------------------------------------------------------
        Lawrence A. Mendelsohn
        President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 22, 2002 by the following persons on behalf of the Registrant and in the capacities indicated.

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

         /s/ Lawrence A.  Mendelsohn
         -----------------------------------------------------------------
         Lawrence A.  Mendelsohn
         President

         /s/  R. Scott Stevenson
         -----------------------------------------------------------------
         R. Scott Stevenson
         Senior Vice President and Chief Financial Officer

         /s/  Don H. Coleman
         -----------------------------------------------------------------
         Don H. Coleman
         Director

         /s/  David Dale-Johnson
         -----------------------------------------------------------------
         David Dale-Johnson
         Director

         /s/  K. Kenneth Kotler
         -----------------------------------------------------------------
         K. Kenneth Kotler
         Director

                                  Exhibit Index

Exhibit
NUMBER            DESCRIPTION
------            -----------
                  *10.10   Employment  Agreement  dated  September 4, 1999, and amended and restated as of
                      December 31, 2001, between the Company and Fog Cap L.P. and Andrew A. Wiederhorn

                  *10.11   Employment  Agreement  dated  September 4, 1999, and amended and restated as of
                      December 31, 2001, between the Company and Fog Cap L.P. and Lawrence A. Mendelsohn

                  *10.12   Employment  Agreement  dated  October 9, 1999,  and amended and  restated as of
                      October 1, 2001, between the Company and Fog Cap L.P. and Robert G. Rosen

                  *11      Computation of Loss Per Common Share

                  *21.1    Subsidiaries

                  *Filed herewith.