Form 10-Q
period 2002-03-31
FOG CUTTER CAPITAL GROUP INC
filed 2002-05-15
CIK 1048566

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended March 31, 2002

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No/ /.

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                CLASS                           OUTSTANDING AT MARCH 31, 2002
 Common Stock, par value $0.0001 per share            9,794,370 shares

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

         Consolidated Statements of Operations........................................................4

         Consolidated Statement of Changes in Stockholders' Equity....................................5

         Consolidated Statements of Cash Flows........................................................6

         Notes to Consolidated Financial Statements...................................................7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.......12

Item 3.  Quantitative and Qualitative Disclosures about Market Risk..................................19

PART II--OTHER INFORMATION

Item 1.  Legal Proceedings...........................................................................23

Item 2.  Changes in Securities and Use of Proceeds...................................................26

Item 3.  Defaults Upon Senior Securities.............................................................26

Item 4.  Submission of Matters to a Vote of Security Holders.........................................26

Item 5.  Other Information...........................................................................26

Item 6.  Exhibits and Reports on Form 8-K............................................................26

Signatures ..........................................................................................27

PART I -- FINANCIAL INFORMATION

ITEM 1.  INTERIM FINANCIAL STATEMENTS

                          FOG CUTTER CAPITAL GROUP INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                March 31,   December 31,
                                                                  2002         2001
                                                               ----------- -------------
                                                               (Unaudited)
ASSETS

     Cash and cash equivalents ..............................   $   5,574    $   6,753
     Securities available for sale, at estimated fair value..      59,999       51,783
     Loans ..................................................       2,575        4,819
     Investments in real estate held for sale ...............       4,460        4,471
     Investments in WFSG ....................................       6,648        5,893
     Investment in BEP ......................................       5,066        5,195
     Other assets ...........................................       2,776        3,143
                                                                ---------    ---------
         Total assets .......................................   $  87,098    $  82,057
                                                                =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY

   Liabilities:
     Borrowings .............................................   $  44,247    $  37,966
     Accounts payable and accrued liabilities ...............       4,042        5,292
                                                                ---------    ---------
         Total liabilities ..................................      48,289       43,258
                                                                ---------    ---------

   Commitments and Contingencies (see Note 4)

   Temporary Equity:
     Common stock subject to put options ....................       3,939           --
                                                                ---------    ---------

   Stockholders' Equity:
     Preferred stock, $.0001 par value; 25,000,000 shares
       authorized; no shares issued and outstanding .........          --           --
     Common stock, $.0001 par value; 200,000,000 shares
       authorized; 11,500,100 shares issued; 9,794,370 shares
       outstanding in 2002 and 10,507,413 in 2001 ...........     166,981      166,981
     Treasury stock; 1,705,730 common shares in 2002 and
       992,687 common shares in 2001, at cost ...............      (4,004)      (2,171)
     Common stock subject to put options ....................      (3,547)          --
     Accumulated deficit ....................................    (129,986)    (128,131)
     Recourse loans to officers to acquire stock ............        (928)        (171)
     Accumulated other comprehensive income .................       6,354        2,291
                                                                ---------    ---------
         Total stockholders' equity .........................      34,870       38,799
                                                                ---------    ---------
         Total liabilities and stockholders' equity .........   $  87,098    $  82,057
                                                                =========    =========

   The accompanying notes are an integral part of these consolidated financial statements.

                          FOG CUTTER CAPITAL GROUP INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                      Quarter Ended March 31,
                                                   ----------------------------
                                                       2002            2001
                                                   ------------    ------------
Net Interest Income:
    Loans ......................................   $        131    $        824
    Securities .................................          1,448           2,251
    Other investments ..........................             31              60
                                                   ------------    ------------
       Total interest income ...................          1,610           3,135
    Interest expense ...........................            500           1,571
                                                   ------------    ------------
       Net interest income before loan losses ..          1,110           1,564
                                                   ------------    ------------

Real Estate Operations:
    Operating income ...........................             --             597
    Operating expense ..........................            (16)            (94)
    Interest expense ...........................            (28)           (355)
    Depreciation ...............................            (16)           (136)
                                                   ------------    ------------
         Total real estate operations ..........            (60)             12
                                                   ------------    ------------

Other Operating (Loss) Income:
    Market valuation losses and impairments ....             --          (4,081)
    Equity in losses of BEP ....................            (28)           (227)
    Gain on sale of loans and securities .......            116             317
    Other ......................................           (379)           (110)
                                                   ------------    ------------
         Total other operating (loss) income ...           (291)         (4,101)
                                                   ------------    ------------

Operating Expenses:
    Compensation and employee benefits .........            633           1,201
    Professional fees ..........................            274             318
    Other ......................................            433             747
                                                   ------------    ------------
         Total operating expenses ..............          1,340           2,266
                                                   ------------    ------------

Net loss before provision for income taxes .....           (581)         (4,791)
Provision for income taxes .....................             --              --
                                                   ------------    ------------
Net loss .......................................   $       (581)   $     (4,791)
                                                   ============    ============

Basic and diluted net loss per share ...........   $      (0.06)   $      (0.46)
Basic weighted average shares outstanding ......     10,269,665      10,507,313
Diluted weighted average shares outstanding ....     10,535,578      10,507,313

   The accompanying notes are an integral part of these consolidated financial statements.

                          FOG CUTTER CAPITAL GROUP INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                                       Recourse
                                                                                        Common                          Loans to
                                        Common Stock             Treasury Stock     Stock Subject                     Officers to
                                 -------------------------  ----------------------      to Put       Accumulated        Aquire
                                 Shares (1)      Amount         Shares    Amount       Options          Deficit         Stock
                                 -----------  ------------  -----------  ---------  --------------  --------------  ----------------
Balance at January 1, 2002       10,507,413    $  166,981      992,687   $  (2,171)   $        -     $   (128,131)   $      (171)
Comprehensive income:
  Net loss                                -             -            -           -             -             (581)             -
  Other comprehensive
   income:
   Foreign currency
    translation                           -             -            -           -             -                -              -
   Unrealized holding
    gains on securities
    available for sale                    -             -            -           -             -                -              -
   Reclassification
     adjustment for net
     gains on securities
     included in net loss                 -             -            -           -             -                -              -

Total comprehensive income
Loans to officers, net                    -             -            -           -             -                -           (757)
Dividends declared                        -             -            -           -             -           (1,274)             -
Transfer to temporary
 equity:
  Put option agreements                   -             -            -           -        (3,547)               -              -
Treasury stock acquired            (713,043)            -      713,043      (1,833)            -                -              -
                                 ----------    ----------    ---------   ---------    ----------     ------------    -----------
Balance at March 31, 2002         9,794,370    $  166,981    1,705,730   $  (4,004)   $   (3,547)    $   (129,986)   $      (928)
                                 ==========    ==========    =========   =========    ==========     ============    ===========

                             Accumulated
                                Other
                           Comprehensive
                               Income          Total
                            --------------  -------------
Balance at January 1, 2002   $     2,291    $     38,799
Comprehensive income:
  Net loss                             -            (581)
  Other comprehensive
   income:
   Foreign currency
    translation                     (100)           (100)
   Unrealized holding
    gains on securities
    available for sale             4,659           4,659
   Reclassification
     adjustment for net
     gains on securities
     included in net loss           (496)           (496)
                                            ------------
Total comprehensive income                         3,482
Loans to officers, net                 -            (757)
Dividends declared                     -          (1,274)
Transfer to temporary
 equity:
  Put option agreements                -          (3,547)
Treasury stock acquired                -          (1,833)
                           -------------    ------------
Balance at March 31, 2002  $       6,354    $     34,870
                           =============    ============

----------
(1)  Issued and outstanding.

   The accompanying notes are an integral part of these consolidated financial statements.

                          FOG CUTTER CAPITAL GROUP INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (DOLLARS IN THOUSANDS)

                                                      Quarter Ended March 31,
                                                      -----------------------
                                                         2002        2001
                                                      ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                              $  (581)   $(4,791)
  Adjustments to reconcile net loss to net cash
  (used in) provided by operating activities:
   Depreciation                                              64        184
   Market valuation losses and impairments                    -      4,081
   Unrealized foreign currency losses                         3        110
   Gain on sale of loans and securities                    (116)      (317)
   Equity in losses of BEP                                   28        227
   Gain on sale of real estate                              (17)         -
   Loss on grant of put options                             392          -
   Change in:
    Accrued interest receivable                             (32)       171
    Other assets                                            294        277
    Accounts payable and accrued liabilities             (1,252)       269
                                                        -------    -------
  Net cash (used in) provided by operating activities    (1,217)       211
                                                        -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of securities                                 (8,250)      (695)
  Repayments of securities available for sale             1,289        650
  Proceeds from sale of securities available for sale     2,650          -
  Proceeds from sale of loans                                 -      2,999
  Principal repayments on loans                              73         17
  Proceeds from sale of real estate                          (5)         -
  Other                                                    (725)       (21)
                                                        -------    -------
  Net cash (used in) provided by investing activities    (4,968)     2,950
                                                        -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                7,467          -
  Dividend payment on common stock                       (1,273)         -
  Repayments on borrowings                               (1,187)    (3,031)
                                                        -------    -------
  Net cash provided by (used in) financing activities     5,007     (3,031)
                                                        -------    -------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                      (1)       (14)
                                                        -------    -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS     (1,179)       116
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD          6,753      3,394
                                                        -------    -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD              $ 5,574    $ 3,510
                                                        =======    =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for interest                                $   520    $ 1,915
  Cash paid for taxes                                   $     -    $     -
NON-CASH FINANCING AND INVESTING ACTIVITIES:
  Treasury stock acquired in exchange for assets        $ 1,833    $     -

   The accompanying notes are an integral part of these consolidated financial statements.

                          FOG CUTTER CAPITAL GROUP INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

     The accompanying interim consolidated financial statements of Fog Cutter Capital Group Inc. and Subsidiaries ("FCCG" or the "Company") are unaudited and have been prepared in conformity with the requirements of Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), particularly Rule 10-01 thereof, which governs the presentation of interim financial statements. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying interim consolidated financial statements should be read in conjunction with the Company's 2001 Annual Report on Form 10-K. A summary of the Company's significant accounting policies is set forth in Note 2 to the consolidated financial statements in the 2001 Annual Report on Form 10-K.

     In the Company's opinion, all adjustments, comprised of normal recurring accruals necessary for the fair presentation of the interim financial statements, have been included in the accompanying consolidated financial statements. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain items in the previously reported consolidated financial statements were reclassified to conform to the March 31, 2002 presentation, none of which affect previously reported results of operations.

     At March 31, 2002, certain former and present Company officers and directors controlled, directly or indirectly, the significant voting majority of the Company.

NOTE 2 - SIGNIFICANT TRANSACTIONS

     In January 2002, the Company sold mortgage-backed securities with a basis of $2.2 million for $2.6 million.

     In February 2002, the Company purchased 100% of the outstanding senior mortgage-backed securities of Bear Stearns Structured Products Series Trust 2000-3 ("BSSPT 2000-3") from third party investors for a purchase price of $8.2 million. The Company had previously acquired the subordinate mortgage-backed securities and, as a result of this transaction, is now the beneficial owner of 100% of BSSPT 2000-3. The acquisition was financed with repurchase agreements in the amount of $7.4 million. In order to provide for the orderly liquidation of its investment in these mortgage-backed securities, in March 2002, the Company elected to collapse BSSPT 2000-3 and took direct ownership of the 67 underlying mortgage-backed securities owned by the trust. At March 31, 2002, the Company estimated the fair value of these securities and recorded an increase in unrealized holding gains, included in Stockholders' Equity, of $3.1 million.

     On February 22, 2002, the Company declared a cash dividend for the quarter ended March 31, 2002 of $0.13 per share. The dividend was paid on March 13, 2002 to shareholders of record as of March 8, 2002.

     On March 6, 2002, the Company purchased a total of 713,043 shares of its common stock from entities affiliated with Jordan D. Schnitzer, a former member of the Company's Board of Directors ("Schnitzer"). The shares were purchased in exchange for a 46.60% participation interest in the unpaid principal balance (as of December 31, 2001) of the French American International School Loan (the "FAS Loan"), which is held by the Company. The parties valued the transaction at approximately $2.175 million, or $3.05 per share. On March 6, 2002, the closing price of the Company's stock as listed on NASDAQ was $2.57 per share. The $0.4 million difference between the $2.57 per share closing price of the stock and the carrying value of the 46.60% interest in the loan was included in the Statement of Operations as a reduction in gains on sale of loans and securities.

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

     In the event the Company exercises the Company Put Option, Schnitzer will also be required to purchase the remaining 6.80% participation interest in the FAS Loan at a price of approximately $0.3 million. Upon purchase of the remaining 6.80% participation interest, Schnitzer will receive 6.80% of all principal payments received by the Company on the FAS Loan since December 31, 2001.

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

     In accordance with SEC Accounting Series Release 268, the grant of the Stockholder Put Option and a portion of the Stockholder Property Option resulted in the Company recording $3.9 million in Temporary Equity on the Statement of Financial Condition as of March 31, 2002. Of this amount, $3.5 million (representing the quoted price per share on NASDAQ at the grant date for the applicable option shares) was deducted from Stockholders' Equity. The remaining $0.4 million, representing the difference between the strike price of the applicable option shares and the quoted price of the Company's stock on NASDAQ at the grant date, was recorded as a charge to earnings for the quarter.

     The receipt of the Company Loan Option and the Company Put Option had no effect on the Statement of Operations or Statement of Financial Condition as of March 31, 2002.

NOTE 3 - VALUATION OF MORTGAGE-BACKED SECURITIES

     The fair value of the Company's investment in mortgage-backed securities is determined at each reporting date as the present value of the anticipated cash flows from the underlying collateral using certain assumptions. These assumptions include: (i) future rate of prepayment; (ii) discount rate used to calculate present value; and (iii) default rates and loss severity on loan pools underlying the mortgage-backed securities. At March 31, 2002, the range of key economic assumptions used to determine the fair value of the securities was as follows: an annual prepayment speed ranging from 19% to 30%; a monthly constant default rate ranging from 0.11% to 0.48%; a loss severity ranging from 40% to 55%; and a discount rate of 13% for the BB-rated securities, 18% for the B-rated securities and 20% for the unrated securities.

     The Company evaluates, on an ongoing basis, the carrying value of its securities portfolio, which is accounted for as available-for-sale. To the extent differences between the book basis of the securities and their current market values are deemed to be temporary in nature, such unrealized gains or losses are reflected directly in equity as "other comprehensive income or loss." Declines in fair value are considered other-than-temporary when: (i) the carrying value of the beneficial interests exceeds the fair value of such beneficial interests using current assumptions, and (ii) the timing and/or extent of cash flows expected to be received on the beneficial interests has adversely changed from the previous valuation date. To the extent declines in fair value are considered other-than-temporary, a write-down is recorded in "Market Valuation Losses and Impairments" in the consolidated statement of operations.

     During the quarter ended March 31, 2002, no market valuation losses and impairments were recorded. During the quarter ended March 31, 2001, market valuation losses and impairments of $4.1 million were recorded. These impairments related to the portfolio of mortgage-backed securities and reflected higher-than-anticipated delinquencies, losses in loans underlying certain securities and varying prepayment speeds.

NOTE 4 - COMMITMENTS, CONTINGENCIES & OFF-BALANCE SHEET RISK

     The Company and two of its senior officers have been named, among other defendants, in a series of lawsuits related to the receivership of an unaffiliated investment company. In their claims, multiple plaintiffs allege several theories of liability, including knowing participation in fiduciary breach and prohibited transactions under the Employee Retirement Income Security Act of 1974. The plaintiffs have not described with any specificity the proportion or share of losses and related amounts, which they claim are attributable to the Company or its executives. Because the cases are still in early stages of the pleadings and because the amount of discovery has been limited, the ultimate financial loss to the Company cannot be reasonably estimated at this time. However, based upon the progress of mediation the Company made a provision for litigation of $2 million during the quarter ended December 31, 2001. The Company determined that this reserve was adequate at March 31, 2002. The Company and its executives have directed that these cases be defended against vigorously. Under their employment arrangements with the Company, the Company's senior officers may be entitled to indemnification by the Company. Due to the preliminary nature of the underlying litigation, the Company has not determined whether such indemnification will be granted, and accordingly, the Company does not believe it is possible to estimate the extent of liability, if any, related to such indemnification. On May 13, 2002, the Company and its two top executives, Andrew Wiederhorn and Larry Mendelsohn, announced that they have reached a settlement with the claimants in these lawsuits (see Part II, Item 1 - Legal Proceedings).

     The Company is involved in various other legal proceedings occurring in the ordinary course of business, which the Company believes will not have a material adverse effect on the consolidated financial condition or operations of the Company.

     The Company may utilize a wide variety of off-balance sheet financial techniques to manage its interest rate risk. In hedging the interest rate and/or exchange rate exposure of a foreign currency denominated asset or liability, the Company may enter into hedge transactions to counter movements in the different currencies, as well as interest rates in those currencies. These hedges may be in the form of currency and interest rate swaps, options, and forwards, or combinations thereof. At March 31, 2002, the Company had no outstanding derivative instruments held for trading or hedging purposes.

NOTE 5 - RECENTLY ISSUED ACCOUNTING STANDARDS

     In July 2001, FASB issued FAS No. 141, Accounting for Business Combinations and FAS No. 142, Accounting for Goodwill and Intangible Assets. FAS No. 141 eliminates the ability to utilize the pooling of interests method of accounting for business combination transactions initiated after June 30, 2001. The purchase method of accounting is now required. FAS No. 142 eliminates the existing requirement to amortize goodwill through a periodic charge to earnings. For existing goodwill, the elimination of the amortization requirement is effective beginning January 1, 2002. As of that date, and at least annually thereafter, goodwill must be evaluated for impairment based on estimated fair value. The Company adopted these statements on January 1, 2002, and there was no impact on the Company's financial position or operating results upon adoption.

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

     In August 2001, FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (FAS No. 144). FAS No. 144 retains the fundamental provisions in FAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with FAS No. 121. For example, FAS No. 144 provides guidance on how a long-lived asset that is used as a part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. FAS No. 144 also retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). The Company adopted this statement on January 1, 2002, and there was no impact on the Company's financial position or operating results upon adoption.

NOTE 6 - SUBSEQUENT EVENTS

     On April 12, 2002, the Company sold eleven bonds which had been acquired through the liquidation of BSSPT 2000-3 and which had a carrying value of $7.0 million. The net proceeds from the sale were $9.8 million. Prior to the sale, the Company repaid $1.2 million of short-term indebtedness collateralized by the bonds. The Company recorded a $3.8 million gain on the sale, $1.1 million of which was transferred out of unrealized holding gains on securities included in Other Comprehensive Income.

     On April 2, 2002, the French American International School loan receivable, with a carrying value (net of the 46.6% participation agreement with Schnitzer) of $2.5 million, was paid in full by the borrower. Net proceeds from the repayment totaled $2.6 million. The loan receivable had served as collateral for a $3 million line of credit, which at the time of the repayment had no borrowings outstanding. Future draws against the line of credit will not be available to the Company unless the lender agrees to accept substituted collateral.

          On May 13, 2002 the Company and its two top executives, Andrew Wiederhorn and Larry Mendelsohn, announced that they have reached a settlement with the claimants in a series of lawsuits (the "CCL Lawsuits") relating to the receivership of Capital Consultants, L.L.C. ("CCL"). Under the terms of the settlement, the Company and Messrs. Wiederhorn and Mendelsohn are released and discharged from any and all claims, losses or damages arising or in any way related to CCL or any matters raised, or which could have been raised in the CCL Lawsuits. The agreement also provides protection against potential claims which may be made by parties who are not participants in the settlement.

          The settlement agreement and the payment to be made thereunder are made in compromise of disputed claims and are not an admission of any liability of any kind. The settlement has an effective date of May 13, 2002, but it is subject to a number of conditions before any funds may be distributed, including, among other things, court approval and the entry of a claims bar order in each of the CCL Lawsuits pending before the United States District Court for the District of Oregon. The court is expected to conduct a hearing on June 19, 2002.

          If the settlement is approved by the court and implemented, the Company's portion of the settlement payment will not have a material impact on its financial position or results of its operations.

          On May 15, 2002, the Company made a $2.25 million capital investment in a newly formed, wholly owned subsidiary, Fog Cap Commercial Lending Inc. ("FCCL"). FCCL then acquired a 51% ownership interest in Fog Cap GEMB Holdings LLC ("GEMB Holdings"). GEMB Holdings subsequently purchased all of the assets and certain identified liabilities of George Elkins Mortgage Banking Company, L.P. ("GEMB L.P."), a California mortgage banking operation which produced approximately $500 million in commercial real estate mortgages in 2001. FCCL also purchased a 51% ownership interest in SJGP, Inc., the corporate general partner of GEMB L.P. SJGP, Inc., as the manager of GEMB Holdings, will originate commercial mortgages through four Southern California branches doing business as George Elkins Mortgage Banking Company. The Company expects to report the operations of GEMB Holdings and SJGP, Inc. on a consolidated basis beginning in the second quarter of 2002.

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

GENERAL

     Fog Cutter Capital Group Inc. ("FCCG" or the "Company") is a Nasdaq-listed corporation which focuses on the acquisition of assets where its expertise in intensive asset management, mortgage and real estate credit analysis and financial structuring can create value. The Company maintains its headquarters in Portland Oregon, and also has executive offices in New York and London. The Company invests primarily in the following types of assets:

     -    equity and debt in real estate-related corporations,
     -    mortgage-backed securities,
     -    mortgage loans, and
     -    other opportunistic investments.

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

    Buildings and improvements............   35 years
    Tenant improvements...................   Lesser of lease term or useful life

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

     INVESTMENT IN BOURNE END PROPERTIES PLC ("BEP")-The equity method of accounting is used for investments in associated companies which are not controlled by the Company and in which the Company's interest is generally between 20% and 50%. The Company's share of earnings or losses of associated companies, in which at least 20% of the voting securities is owned, is included in the consolidated statement of operations.

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

     RESULTS OF OPERATIONS -- QUARTER ENDED MARCH 31, 2002 COMPARED TO QUARTER ENDED MARCH 31, 2001

     NET INCOME. Our net loss for the quarter ended March 31, 2002 was $0.6 million, or $0.06 per share, compared with a net loss of $4.8 million, or $0.46 per share, for the quarter ended March 31, 2001. The net loss for the quarter ended March 31, 2002 is primarily attributable to operating expenses of $1.3 million, and losses recognized relating to the grant of certain put options in the Company's common stock of $0.4 million, partially offset by net interest income of $1.1 million. The net loss for the 2001 period is primarily attributable to market valuation losses and impairments of $4.1 million.

     NET INTEREST INCOME. Our net interest income for the quarter ended March 31, 2002 was $1.1 million, compared with $1.6 million for the quarter ended March 31, 2001. The decrease is primarily attributable to a reduction of assets (reflecting our sales of mortgage-backed securities and loans and paydowns of the related debt facilities), resulting in decreases in interest income on securities and loans of $0.8 million and $0.7 million, respectively, partially offset by a decrease in interest expense of $1.0 million. The following tables set forth information regarding the total amount of income from interest-earning assets and expense from interest-bearing liabilities and the resulting average yields and rates:

                                                                  For the Quarter Ended March 31, 2002
                                                          ---------------------------------------------------
                                                             Average            Interest         Annualized
                                                             Balance        Income (Expense)     Yield/Rate
                                                          ---------------  -------------------  -------------
                                                                        (DOLLARS IN THOUSANDS)
Interest-Earning Assets:

     Loan portfolios.................................       $     4,045      $         110             10.9%
     Mortgage-backed securities available for sale...            57,409              1,448             10.1
     Cash deposits and other investments.............             6,171                 52              3.3
                                                          ---------------  -------------------  -------------
         Total interest-earning assets...............       $    67,625      $       1,610              9.5%
                                                          ---------------  -------------------  -------------

Interest-Bearing Liabilities:

     Borrowings (1)..................................       $    42,171               (500)             4.7%
                                                          ---------------  -------------------  -------------
         Total interest-bearing liabilities..........       $    42,171      $        (500)             4.7%
                                                          ---------------  -------------------  -------------

     Net interest income before provision for loan
      losses/spread (2).............................                         $       1,110              4.8%
                                                                           ===================  =============
     Net interest margin (3)........................                                                    6.6%
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

                                                                   For the Quarter Ended March 31, 2001
                                                          --------------------------------------------------------
                                                              Average              Interest           Annualized
                                                              Balance          Income (Expense)       Yield/Rate
                                                          ----------------     ------------------    -------------
                                                                          (DOLLARS IN THOUSANDS)
Interest-Earning Assets:

     Loan portfolios.................................       $    31,322         $         824              10.2%
     Mortgage-backed securities available for sale...            72,151                 2,251              12.5
     Cash deposits and other investments.............             4,037                    60               6.0
                                                          ----------------     ------------------    -------------
         Total interest-earning assets...............       $   107,510         $       3,135              11.7%
                                                          ----------------     ------------------    -------------

Interest-Bearing Liabilities:

     Borrowings (1)..................................             69,207               (1,571)              9.1
                                                          ----------------     ------------------    -------------
         Total interest-bearing liabilities..........       $     69,207        $      (1,571)              9.1%
                                                          ----------------     ------------------    -------------

     Net interest income before provision for loan
      losses/spread (2)..............................                           $       1,564               2.6%
                                                                               ==================    =============
     Net interest margin (3)........................                                                        5.8%
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

     REAL ESTATE OPERATIONS. Our real estate operations represent activity from our investment in commercial property located in Oregon and California. During the quarter ended March 31, 2002, we realized a net loss from real estate operations of $0.1 million, compared with break-even operations for the quarter ended March 31, 2001.

     MARKET VALUATION LOSSES AND IMPAIRMENTS. The term "Market Valuation Losses and Impairments" as used herein refers to impairment losses recognized primarily on our mortgage-backed securities and loan portfolios. During the quarter ended March 31, 2002, no market valuation losses and impairments were recorded. During the quarter ended March 31, 2001, market valuation losses and impairments of $4.1 million were recorded. These charges related to the portfolio of mortgage-backed securities primarily reflecting higher than anticipated delinquencies, losses in loans underlying certain securities and varying prepayment speeds.

     OPERATING EXPENSES. During the quarter ended March 31, 2002, operating expenses totaled $1.3 million and were comprised of compensation and employee benefits of $0.6 million, professional fees of $0.3 million and other costs of $0.4 million. For the quarter ended March 31, 2001, operating expenses totaled $2.2 million and were comprised of compensation and employee benefits of $1.2 million, professional fees of $0.3 million and other costs of $0.7 million. The decrease in expenses reflects a reduction in the number of Company employees; new employment agreements with our Chief Executive Officer, President and Executive Vice President; re-structuring of the compensation for our directors and our relocation to smaller executive offices.

CHANGES IN FINANCIAL CONDITION

     GENERAL. Total assets increased from approximately $82.1 million at December 31, 2001 to approximately $87.1 million at March 31, 2002. Total liabilities increased from approximately $43.2 million at December 31, 2001 to approximately $48.3 million at March 31, 2002. Stockholders' equity decreased by approximately $3.9 million resulting primarily from a dividend payment of $1.3 million, the transfer of $3.9 million to Temporary Equity relating to the grant of the Stockholder Put Option, and the acquisition of treasury stock in the amount of $1.8 million, which were partially offset by increases in other comprehensive income of $4.1 million.

     SECURITIES AVAILABLE FOR SALE. The balance of mortgage-backed securities available for sale increased from $51.8 million at December 31, 2001 to $60.0 million at March 31, 2002. The increase was primarily the result of the purchase of 100% of the outstanding senior mortgage-backed securities of Bear Stearns Structured Products Series Trust 2000-3 ("BSSPT 2000-3") for a purchase price of $8.2 million and an increase in market value of $3.4 million, which were partially offset by the sale of other mortgage-backed securities with a carrying value of $2.2 million and cash repayments of securities of $1.2 million.

     We mark our securities portfolio to estimated fair value at the end of each month. We determine the fair value of the securities by modeling the anticipated cash flows using certain estimates (e.g. prepayment speeds, default rates, severity of losses, and discount rate). As of each reporting period, we evaluate whether and to what extent any unrealized loss is to be recognized as other than temporary.

     The Company has entered into an employment agreement which entitles Robert
G. Rosen to a bonus payment equal to $350,000 plus 10% of the excess of the cumulative net proceeds from the sale of the Company's mortgage-backed securities over a specified target amount (as defined in the employment agreement). If the Company had sold all of its mortgage-backed securities at a selling price equal to their carrying value at March 31, 2002, the bonus payable to Mr. Rosen under the terms of his employment agreement would have been approximately $780,000.

     At March 31, 2002, securities available for sale were as follows:

                                                               Gross              Gross
                                          Amortized         Unrealized         Unrealized
                                           Cost (1)            Gains              Losses          Fair Value
                                       --------------     ---------------    ---------------    -------------
                                                               (DOLLARS IN THOUSANDS)

Mortgage-backed securities              $     56,548       $      3,451       $          -       $     59,999
                                       ==============     ===============    ===============    =============

----------
(1) The amortized cost of the securities reflects the market valuation losses and impairments discussed above and excludes accrued interest of $0.1 million.

     LOANS. During the three months ended March 31, 2002, our loans decreased by approximately $2.2 million due primarily to the sale of a 46.6% participation interest in the French American International School loan in exchange for the Company's stock.

     INVESTMENT IN WFSG. The Company currently owns approximately 2.9 million shares (18.1%) of Wilshire Financial Services Group Inc. ("WFSG") common stock. Effective December 31, 2001, WFSG repurchased a total of 4,168,854 shares of its common stock from entities affiliated with American Express Financial Advisors Inc. (collectively, "AXP"). This transaction between WFSG and AXP resulted in the Company becoming the second largest shareholder of WFSG, which is a savings and loan holding company.

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

     The Company filed a Form H-(e)1 with the OTS on March 29, 2002. On May 1, 2002 the OTS provided a written request for additional information relating to the filing. The Company has 30 days from the date of the request to provide the additional information.

     There can be no assurance that the OTS will approve the Form H-(e)1. If the Form H-(e)1 is not approved by the OTS, the Company may be required to sell a portion of its WFSG common stock in order to reduce its investment below the next largest shareholder. Such a forced divestiture may result in losses to the Company.

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

     BORROWINGS. Borrowings increased by approximately $6.3 million during the three months ended March 31, 2002, primarily due to new borrowings in the amount of $7.4 million related to the purchase of mortgage-backed securities, partially offset by scheduled principal payments.

     STOCKHOLDERS' EQUITY. Stockholders' equity decreased by approximately $3.9 million during the three months ended March 31, 2002 primarily due to our dividend payment of $1.3 million, the transfer of $3.9 million to Temporary Equity relating to the grant of the Stockholder Put Option, and our purchase of treasury stock of $1.8 million. These decreases were partially offset by increases in other comprehensive income.

     On March 6, 2002, The Company granted put options to entities affiliated with Jordan D. Schnitzer, a former member of the Company's Board of Directors ("Schnitzer"), which entitles Schnitzer to require the Company to purchase certain shares of FCCG common stock at a specified price. As a result, a $3.9 million obligation to purchase approximately 1.4 million shares under the put option agreements has been transferred from Stockholders' Equity to Temporary Equity on the Consolidated Statements of Financial Position as of March 31, 2002. The $0.4 million difference between the $3.05 per share purchase option price on certain of the shares and the $2.57 per share NASDAQ closing price of the stock on the date of grant, was included in Other Operating Loss in the Statement of Operations as of March 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

     Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund investments, engage in loan acquisition and lending activities, meet collateral calls and for other general business purposes. The primary sources of funds for liquidity during the quarter ended March 31, 2002 consisted of net cash provided by investing activities, including the cash repayments and sales related to our mortgage-backed securities and loan portfolios.

     Our borrowings and the availability of further borrowings are substantially affected by, among other things, changes in interest rates, changes in market spreads whereby the market value of the collateral securing such borrowings may decline substantially, or decreases in credit quality of underlying assets. In the event of declines in market value or credit quality, we may be required to provide additional collateral for, or repay a portion of outstanding balances of, our short-term borrowing facilities. As of March 31, 2002, we had no outstanding collateral calls. For additional information with respect to our monthly mark-to-market of our securities available for sale portfolio, see "CHANGES IN FINANCIAL CONDITION-SECURITIES AVAILABLE FOR SALE."

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

     At March 31, 2002, we had total consolidated secured indebtedness of $44.3 million, as well as $3.9 million of other liabilities. The consolidated secured indebtedness consisted of (i) $15.3 million of repurchase agreements secured by $19.8 million of mortgage-backed securities and (ii) $29.0 million outstanding of other borrowings maturing between 2003 and 2020, which are secured by real estate and mortgage-backed securities. Approximately $15.2 million of this indebtedness had terms that allowed the lender to request additional collateral if the value of the underlying collateral declined (including financing facilities for both mortgage-backed securities and loans).

     Our borrowings are established through both short-term and long-term financing facilities. If the value of the assets securing our borrowings declines as determined by the lender, the lender may request that the amount of the loan be reduced by cash payments or that additional collateral be provided by the borrower (generally known as "collateral calls"). Accordingly, in an environment where lenders consistently mark down the value of the underlying assets, a borrower can become subject to collateral calls, which can have a significant impact on liquidity. Similarly, if interest rates increase significantly, the borrowing cost under the financing facility may also increase while the interest rate on the assets securing the loan may not increase at the same time or to the same degree.

     We have historically financed acquisitions of mortgage-backed securities through committed and uncommitted thirty-day repurchase agreements with major Wall Street investment banks. Repurchase agreements are secured lending arrangements that involve the borrower selling an asset to a lender at a fixed price with the borrower having an obligation to repurchase the asset within a specified period (generally 30 days) at a higher price reflecting the interest cost of the loan. If the lender marks the asset lower, the lender may request that the amount of the loan be reduced by cash payments from the borrower or additional collateral be provided by the borrower. Mortgage-backed securities which are subject to repurchase agreements may periodically be revalued by the lender, and a decline in the value (whether or not the lender recognizes the full fair value of the security) may result in the lender requiring us to provide additional collateral to secure the indebtedness.

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

     Excluding the sale of assets from time to time, we are currently operating with negative cash flow, since many of our assets do not generate current cash flows sufficient to cover current operating expenses. We believe that our existing sources of funds will be adequate for purposes of meeting our short-term liquidity needs, however, there can be no assurance that this will be the case. Material increases in interest expense from variable-rate funding sources, collateral calls, or material decreases in monthly cash receipts, generally would negatively impact our liquidity. On the other hand, material decreases in interest expense from variable-rate funding sources or an increase in market value of our mark-to-market financial assets generally would positively affect our liquidity.

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

     The following tables quantify the potential changes in net interest income and net portfolio value as of March 31, 2002 should interest rates go up or down (shocked) by 100 to 200 basis points, assuming the yield curves of the rate shocks will be parallel to each other and instantaneous. Net portfolio value is calculated as the present value of cash in-flows generated from interest-earning assets net of cash out-flows in respect of interest-bearing liabilities. The cash flows associated with the loan portfolios and securities available for sale are calculated based on prepayment and default rates that vary by asset but not by changes in interest rates. Projected losses, as well as prepayments, are generated based upon the actual experience with the subject pool, as well as similar, more seasoned pools. To the extent available, loan characteristics such as loan-to-value ratio, interest rate, credit history and product types are used to produce the projected loss and prepayment assumptions that are included in the cash flow projections of the securities. The following tables apply the U.S. Treasury yield curve generally for assets and LIBOR for repurchase agreement liabilities and assume a uniform change in both rates. The tables assume that changes in interest rates occur instantaneously. The tables also reflect that the Company has a significant exposure to LIBOR rates since its repurchase agreement borrowings are generally based on LIBOR rates. Actual results could differ significantly from those estimated in the tables.

                                      Projected Percent Change In
-------------------------------------------------------------------------------------------------------------
                                                                          Change in Monthly    Change in Net
Change in Interest Rates(1)   Net Interest Income   Net Portfolio Value    Interest Rates     Portfolio Value
---------------------------   -------------------   -------------------   -----------------   ---------------
-200 Basis Points                   16.9%                  4.4%           $   61,000          $  1,644,000
-100 Basis Points                    8.5%                  2.4%           $   30,000          $    906,000
 0 Basis Points                      0.0%                  0.0%           $        -          $          -
 100 Basis Points                   -8.5%                 -3.6%           $  (30,000)         $ (1,372,000)
 200 Basis Points                  -16.9%                 -7.9%           $  (61,000)         $ (2,983,000)

----------
(1) Assumes that uniform changes occur instantaneously in both the yield on 10-year U.S. Treasury notes and the interest rate applicable to U.S. dollar deposits in the London interbank market.

     The following table sets forth information as to the type of funding used to finance the Company's assets as of March 31, 2002. As indicated in the table, a large percentage of the Company's fixed-rate assets are financed by floating-rate liabilities and the Company's variable-rate assets are generally funded by variable-rate liabilities which use the same index.

                             Assets and Liabilities
                              As of March 31, 2002
                             (Dollars in thousands)

                                                 Assets            Interest         Liabilities     Interest
                                                 ------            --------         -----------     --------
INTEREST-BEARING ASSETS
Fixed-Rate Assets, Financed Floating           $       59,999       Fixed          $       43,216    LIBOR
Fixed-Rate Assets, No Financing                         2,575       Fixed                       -     None
Cash and Cash Equivalents                               5,574     Fed Funds                     -     None
                                               ---------------                     ---------------
                  Subtotal                             68,148                              43,216

OTHER ASSETS

Investments in Real Estate                              4,460        N/A                    1,031    Fixed
Investments in WFSG and affiliates                      6,648        N/A                        -     None
Investment in BEP                                       5,066        N/A                        -     None
Other                                                   2,776        N/A                        -     None
                                               ---------------                     ---------------
                  Subtotal                             18,950                               1,031

LIABILITY ONLY

Accounts Payable and Accrued
    Liabilities                                             -                               4,042     None
                                               ---------------                     ---------------
                  Subtotal                                  -                               4,042
---------------------------------------------------------------------------------------------------------------
                  Total                        $       87,098                      $       48,289
===============================================================================================================

     Asset and liability management involves managing the timing and magnitude of the repricing of assets and liabilities. It is the objective of the Company to attempt to control risks associated with interest rate movements. Asset and liability management can utilize a wide variety of off-balance sheet financial techniques to assist it in the management of interest rate risk. For example, in hedging the interest rate and exchange rate exposure of a foreign currency denominated asset or liability, we may enter into hedge transactions to counter movements in the different currencies as well as interest rates in those currencies. These hedges may be in the form of currency and interest rate swaps, options, and forwards, or combinations thereof. No such techniques were in use during the quarter ended and at March 31, 2002.

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

     The following tables set forth the estimated maturity or repricing of the Company's interest-earning assets and interest-bearing liabilities at March 31, 2002 (dollars in thousands):

                                                     Within        4 to 12     One Year to     More than
                                                    3 Months       Months        3 Years        3 Years      TOTAL
                                                  -------------  ------------  ------------  ------------ ------------
INTEREST-SENSITIVE ASSETS(1):
Cash and cash equivalents                         $     5,574     $        -    $        -    $        -  $     5,574
Securities available for sale                               -              -             -        59,999       59,999
Loans                                                       -              -             -         2,575        2,575
                                                  -------------  ------------  ------------  ------------ ------------
Total rate-sensitive assets                       $     5,574     $        -    $        -    $   62,574  $    68,148
                                                  =============  ============  ============  ============ ============

INTEREST-SENSITIVE LIABILITIES:
Borrowings                                        $    43,216     $    1,031    $        -    $        -  $    44,247
                                                  -------------  ------------  ------------  ------------ ------------
Total rate-sensitive liabilities                  $    43,216     $    1,031    $        -    $        -  $    44,247
                                                  =============  ============  ============  ============ ============
Interest rate sensitivity gap                     $   (37,642)    $   (1,031)   $        -    $   62,574
Cumulative interest rate sensitivity gap          $   (37,642)    $  (38,673)   $  (38,673)   $   23,901
Cumulative interest rate sensitivity gap
 as a percentage of total rate-
 sensitive assets                                         -55%           -57%          -57%           35%

----------
(1)  Real estate property holdings are not considered interest rate sensitive.

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

PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     The Company, Fog Cap L.P. (a subsidiary of the Company and formerly known as Wilshire Real Estate Partnership L.P.) and its two top executives, Andrew Wiederhorn and Lawrence Mendelsohn, have been named in a series of lawsuits (the "CCL Lawsuits") relating to the receivership of Capital Consultants, L.L.C. ("CCL"). The CCL Lawsuits name multiple defendants in addition to the Company and its executives. In addition, the claimants have filed claims against a number of additional parties regarding the same alleged losses, including a number of professional advisors to named defendants.

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

     The CCL Lawsuits are all virtually identical and include claims against the Company, Messrs. Wiederhorn and Mendelsohn alleging breaches of fiduciary duties under the Employee Retirement Income Security Act of 1974 ("ERISA"); knowing participation in a fiduciary breach under ERISA; knowing participation in a prohibited transaction under ERISA; knowing transfer of trust assets under ERISA; negligence; common law claim for breach of fiduciary duty; tortious interference with contract; conversion; constructive trust, restitution and unjust enrichment; fraud; state securities law claims; and breach of contract. The CCL Lawsuits also allege claims against Messrs. Wiederhorn and Mendelsohn of tortious interference with business relationships between the Taft-Hartley trusts and CCL, as well as violations of the Racketeering Influenced and Corrupt Organization provisions of the Organized Crime Control Act of 1970, 18 U.S.C.
Section 1961-1965 ("RICO").

     The claimants in the CCL Lawsuits claim total losses by the various plaintiffs against all defendants in the range of $400 million. Approximately $160 million of this amount arises from losses on investments, which plaintiffs allege relate to Messrs. Wiederhorn and Mendelsohn and companies with which they were affiliated, for which plaintiffs allege the Company shares some unspecified portion of the liability. Additional damages are claimed for prejudgment interest dating from the date of each investment under securities law claims under which plaintiffs are seeking rescission remedies. The RICO claims include additional claims for triple damages and the tort claims include claims for punitive damages. Attorneys' fees are also sought under the ERISA, RICO and securities law claims. The claimants have not described with any specificity the proportion or share of losses which they claim are attributable to the Company or its executives, as compared to the other parties and other potential defendants. The overall remedies sought against all defendants include claims for broad relief under the remedial provisions of ERISA, such as rescission of transactions and the imposition of a constructive trust over any trust assets which plaintiffs claim were obtained in violation of ERISA. Certain of the claims against the Company appear to be covered by releases that were given by CCL to the Company and Messrs. Wiederhorn and Mendelsohn.

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

     In addition to the cases identified above, the claimants have also filed other actions relating to the collapse of CCL in which neither the Company nor its officers have been named. These cases include AFTCS-Preferred Endowment etc, et. Al. v. Grayson, U.S. District Court of Oregon, Civil No. CV 01 1429 HA; Chilia et. Al. V. Stoel Rives LLP, et. Al., U.S. District Court of Oregon, Civil No. CV 01 1315 KI; Hazzard, et. al. V. Stoel Rives LLP, State of Oregon, Multnomah County, Case No. 0108-08975; Sheet Metal Workers, etc. v. Stoel Rives LLP, U.S. District Court of Oregon, Civil No. CV 01 1314 JO; Chilea v. O'Melveny, U.S. District Court of Oregon, Civil No. CV 01 1370 AS; Carpenters Health v. CCL, U.S. District Court of Oregon, Civil No. CV 00 01660 AS; Lennon
v. Moss Adams, U.S. District Court of Oregon, Civil No. 01 00440 HA; Martinez v. Sesgal Advisors, Inc., U.S. District Court C.D. California, Civil No. 01 5723; Sheet Metal Workers, etc. v. O'Melveny & Meyers et. al., U.S. District Court of Oregon, Civil No. CV 01 1369 JE; Hazzard v. Moss Adams, State of Oregon, Multnomah County, Case No. 0103-03372; McPherson v. Eight District, U.S. District Court of Oregon, Civil No. CV 00 01445 HA; Olson v. Larson, U.S. District Court of Oregon, Civil No. CV 01 00480 BR; Hazzard v. Moss Adams, U.S. District Court of Oregon, Civil No. CV 01 00603 AS; Piet, et. al. V. Lontine, U.S. District Court of Colorado, Civil No. CV 01 WM 0698; and Madole, et. al. v. Deloitte & Touche, LLP, State of Oregon, Multnomah County, Case No. 0202-01882.

     As a result of the mediation process, the claimants and a group of the defendants, including the Company, its subsidiaries and Messrs. Wiederhorn and Mendelsohn have reached a settlement, the terms of which are set forth in a settlement agreement. The claimants have also entered into a series of settlements with several other parties to the above referenced litigation. The settlement agreement and the payments to be made thereunder are made in compromise of disputed claims and are not an admission of any liability of any kind. The settlement has an effective date of May 13, 2002, but it is subject to a number of conditions precedent before any funds may be distributed under the settlement agreement, including, among other things, court approval and the entry of a bar order in each of the CCL Lawsuits pending before the United States District Court for the District of Oregon. The court is expected to conduct a hearing on June 19, 2002.

     Claimants have filed motions for approval of settlements totaling in excess of $100 million. Pursuant to the settlement agreement in which the Company is participating, the defendants and their insurers have agreed to pay the claimants the sum of $40.0 million, which includes the purchase for $10.5 million by one defendant of stock held by the receiver. The Company has agreed to pay a portion of the settlement amount. If the settlement is approved by the court and implemented, due to the reserves previously established by the Company, the Company's settlement payment will not have a material impact on the Company's financial position or results of operations. Any amounts paid by the Company in connection with the settlement will not be subject to reimbursement from the Company's insurance carriers.

     Pursuant to the terms of the settlement agreement, the claimants and the receiver appointed for CCL released and discharged the settling defendants and certain other related parties from any and all claims, losses, damages, attorney's fees and costs, disgorgement of fees, fines and penalties, whether accrued or not, whether already acquired or acquired in the future, whether known or unknown, arising or in any way related to CCL or any matters raised, or which could have been raised in the CCL Lawsuits (the "Released

Claims"). The claimants also released the defendants and certain other related parties from all claims for indemnity and contribution, regardless of whether those claims are asserted under legal theories, that in any way arise out of the transactions, occurrences, or any series of transactions or occurrences related to the CCL Lawsuits, or which arise from matters raised, or which could have been raised, in the CCL Lawsuits. The claimants also covenanted not to sue the Company, its subsidiaries, Messrs. Wiederhorn and Mendelsohn and the other defendants in the CCL Lawsuits based upon the Released Claims. Each of the defendants released and covenanted not to sue each other. Certain parties that may have contribution claims or indemnity rights against the settling defendants, including the Company, are not entering into the settlement agreement. In order to induce the settling defendants to enter into the settlement agreement and protect them against claims by the non-settling parties, the parties to the settlement agreement agreed as follows:

     - the settlement agreement will require court approval and the entry of a bar order under which any non-settling parties will receive credit for any loss they must pay to claimants equal to the relative fault or responsibility of the settling defendants, including the Company; therefore if any cross claims are brought against a settling defendant, each settling defendant will be deemed to have already paid the full amount of its proportionate liability;
     - the claimants will reimburse the settling defendants from a defense fund of $2.0 million of the settlement funds, which are set aside to defend settling defendants from any contribution claims made by non-settling parties;
     - the claimants have also agreed that with regard to any claims they pursue against other parties, they will not seek recovery based on the alleged fault of the settling defendants, including the Company (a special verdict form will be used in such cases to allocate proportionate liability between the party against whom a judgment is obtained and the settling parties); and
     - an additional amount of $4.25 million will be set aside to cover potential administrative claims by the Department of Labor in the event the Department determines to advance certain claims under ERISA.

     Certain former employees of the Company or of firms that were previously affiliated with the Company have been named as parties or have been requested to respond to discovery requests and/or government investigations regarding the collapse of CCL. Several of these individuals have requested indemnity from the Company for the costs of their defense. At this time, it is not possible to determine the extent of liability, if any, the Company may face with regard to such indemnity claims because of the preliminary nature of the underlying litigation. The Company has not agreed to any such indemnity requests.

     In addition to the civil litigation, the CCL failure has led to governmental investigations, including a criminal investigation, which criminal investigation is ongoing. Messrs. Wiederhorn and Mendelsohn have received letters from the United States Attorney's office in Portland, Oregon, advising them that they are the subjects of a grand jury investigation into the failure of CCL. At this stage, it is not possible to predict the outcome of this investigation. Messrs. Wiederhorn and Mendelsohn, pursuant to the terms of their respective employment agreements with the Company, may be entitled to indemnity for litigation expenses and personal losses from the Company in connection with such investigations and any litigation related thereto. Messrs. Wiederhorn and Mendelsohn have notified the Company that they are reserving their rights to seek such indemnity. Messrs. Wiederhorn and Mendelsohn also may be entitled to indemnification for litigation expenses and personal losses from other defendants named in the CCL Lawsuits in connection with such investigations and any litigation related thereto. At this time, it is not possible to determine the extent of liability, if any, the Company may face with regard to such indemnity claims because of the preliminary nature of the investigation. The Company has not agreed to any such indemnity requests.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5.  OTHER INFORMATION.

         Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  Exhibits

                  11       Computation of Per Share Earnings

         (b)  Reports on Form 8-K:

                  A Form 8-K was filed with the Securities and Exchange Commission by the Company on March 7, 2002 announcing the resignation of Jordan D. Schnitzer as a member of the Board of Directors.

                  A Form 8-K was filed with the Securities and Exchange Commission by the Company on March 8, 2002 announcing the acquisition of treasury stock by the Company in exchange for a 46.6% participation interest in a loan owned by the Company and certain option arrangements with Jordan D. Schnitzer, a former member of the Board of Directors.

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

              Fog Cutter Capital Group Inc.

                  By:  /s/ Lawrence A. Mendelsohn
                  ----------------------------------------------------
                  Lawrence A. Mendelsohn
                  President


                  By:  /s/ R. Scott Stevenson
                  ----------------------------------------------------
                  R. Scott Stevenson
                  Senior Vice President and Chief Financial Officer


Date: May 15, 2002