Form 10-Q
period 2002-06-30
FOG CUTTER CAPITAL GROUP INC
filed 2002-08-01
CIK 1048566

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2002

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

                  CLASS                           OUTSTANDING AT JULY 31, 2002
Common Stock, par value $0.0001 per share               9,806,370 shares

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

PART I--FINANCIAL INFORMATION

Item 1.  Interim Financial Statements (Unaudited):

         Consolidated Statements of Financial Condition...............................................3

         Consolidated Statements of Operations........................................................4

         Consolidated Statement of Changes in Stockholders' Equity....................................6

         Consolidated Statements of Cash Flows........................................................7

         Notes to Consolidated Financial Statements...................................................8

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.......15

Item 3.  Quantitative and Qualitative Disclosures about Market Risk..................................26


PART II--OTHER INFORMATION

Item 1.  Legal Proceedings...........................................................................30

Item 2.  Changes in Securities and Use of Proceeds...................................................33

Item 3.  Defaults Upon Senior Securities.............................................................33

Item 4.  Submission of Matters to a Vote of Security Holders.........................................33

Item 5.  Other Information...........................................................................33

Item 6.  Exhibits and Reports on Form 8-K............................................................34

Signatures ..........................................................................................35

PART I -- FINANCIAL INFORMATION

ITEM 1.  INTERIM FINANCIAL STATEMENTS

                          FOG CUTTER CAPITAL GROUP INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                             June 30,               December 31,
                                                                               2002                     2001
                                                                        ------------------      ------------------
                                                                           (Unaudited)
ASSETS
     Cash and cash equivalents.................................         $        21,341          $        6,753
     Restricted cash deposits..................................                   2,579                       -
     Securities available for sale, at estimated fair value....                  54,170                  51,783
     Loans.....................................................                      92                   4,819
     Investments in real estate held for sale..................                   4,443                   4,471
     Investments in WFSG ......................................                       -                   5,893
     Investment in BEP.........................................                   6,246                   5,195
     Other assets..............................................                   5,779                   3,143
                                                                        ------------------      ------------------
         Total assets..........................................          $       94,650          $       82,057
                                                                        ==================      ==================

LIABILITIES AND STOCKHOLDERS' EQUITY

   Liabilities:
     Borrowings................................................          $       40,919          $       37,966
     Income taxes payable......................................                   2,375                       -
     Accounts payable and accrued liabilities..................                   5,897                   5,292
                                                                        ------------------      ------------------
         Total liabilities.....................................                  49,191                  43,258
                                                                        ------------------      ------------------

   Commitments and Contingencies (see Note 4)

   Temporary Equity:
     Common stock subject to put options.......................                   3,988                       -
                                                                        ------------------      ------------------

   Stockholders' Equity:
     Preferred stock, $.0001 par value; 25,000,000 shares
       authorized; no shares issued and outstanding............                       -                       -
     Common stock, $.0001 par value; 200,000,000 shares
       authorized; 11,512,100 shares issued in 2002 and
       11,500,100 issued in 2001; 9,806,370 shares outstanding
       in 2002 and 10,507,413 in 2001..........................                 167,012                 166,981
     Treasury stock; 1,705,730 common shares in 2002
       and 992,687 common shares in 2001, at cost......                          (4,004)                 (2,171)
     Common stock subject to put options.......................                  (3,547)                      -
     Accumulated deficit.......................................                (120,522)               (128,131)
     Recourse loans to officers to acquire stock...............                     (61)                   (171)
     Accumulated other comprehensive income....................                   2,593                   2,291
                                                                        ------------------      ------------------
         Total stockholders' equity............................                  41,471                  38,799
                                                                        ------------------      ------------------
         Total liabilities and stockholders' equity............          $       94,650          $       82,057
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

                          FOG CUTTER CAPITAL GROUP INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                 Quarter Ended                  Six Months Ended
                                                                   June 30,                         June 30,
                                                        -------------------------------- --------------------------------
                                                             2002            2001              2002            2001
                                                        --------------- ---------------- ---------------- ---------------
Net Interest Income:
    Loans..............................................  $          81   $         761    $         192    $       1,585
    Securities.........................................          1,596           1,899            3,044            4,150
    Other investments..................................             88              27              139               87
                                                        --------------- ---------------- ---------------- ---------------
       Total interest income...........................          1,765           2,687            3,375            5,822
    Interest expense...................................            608           1,270            1,108            2,841
                                                        --------------- ---------------- ---------------- ---------------
       Net interest income.............................          1,157           1,417            2,267            2,981
                                                        --------------- ---------------- ---------------- ---------------

Real Estate Operations:
    Operating income...................................              -             609                -            1,206
    Operating expense..................................            (14)           (134)             (30)            (228)
    Interest expense...................................            (28)           (348)             (56)            (703)
    Depreciation.......................................            (17)           (131)             (33)            (267)
                                                        --------------- ---------------- ---------------- ---------------
         Total real estate operations..................            (59)             (4)            (119)               8
                                                        --------------- ---------------- ---------------- ---------------

Other Operating Income (Loss):
    Gain on sale of loans and securities...............         10,185             233           10,301              550
    Equity in income (losses) in BEP...................          2,077            (575)           2,049             (802)
    Market valuation losses and impairments............              -               -                -           (4,081)
    Loan origination fees..............................            506               -              506                -
    Other revenue......................................            127              (6)            (252)            (116)
                                                        --------------- ---------------- ---------------- ---------------
         Total other operating income (loss)...........         12,895            (348)          12,604           (4,449)
                                                        --------------- ---------------- ---------------- ---------------

Operating Expenses:
    Compensation and employee benefits.................          1,107           1,059            1,740            2,260
    Professional fees..................................            671             241              945              559
    Other..............................................            677             676            1,110            1,423
                                                        --------------- ---------------- ---------------- ---------------
         Total operating expenses......................          2,455           1,976            3,795            4,242
                                                        --------------- ---------------- ---------------- ---------------

Net income (loss) before provision for income taxes
  and cumulative effect of a change in accounting
  principle............................................         11,538            (911)          10,957           (5,702)
Provision for income taxes.............................            800               -              800                -
                                                        --------------- ---------------- ---------------- ---------------
Net income (loss) before cumulative effect
  of a change in accounting principle..................         10,738            (911)          10,157           (5,702)
Cumulative effect of a change in accounting
  principle............................................              -          (1,021)               -           (1,021)
                                                        --------------- ---------------- ---------------- ---------------
Net Income (Loss)......................................  $      10,738   $      (1,932)   $      10,157    $      (6,723)
                                                        =============== ================ ================ ===============

              The accompanying notes are an integral part of these
                    consolidated financial statements.

                          FOG CUTTER CAPITAL GROUP INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)
                                   (Unaudited)
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                 Quarter Ended                  Six Months Ended
                                                                   June 30,                         June 30,
                                                        -------------------------------- --------------------------------
                                                             2002            2001              2002            2001
                                                        --------------- ---------------- ---------------- ---------------
Basic net  income (loss) per
  share before cumulative effect of a change in
  accounting principle.................................  $        1.10   $       (0.08)   $        1.01    $       (0.54)
Cumulative effect of a change in accounting
  principle per share..................................              -           (0.10)               -            (0.10)
                                                        --------------- ---------------- ---------------- ---------------
Basic net income (loss) per share......................  $        1.10   $       (0.18)   $        1.01    $       (0.64)
                                                        =============== ================ ================ ===============

Basic weighted average shares outstanding..............      9,806,370      10,507,413       10,103,388       10,507,413

Diluted net income (loss) per share before
  cumulative effect of a change in accounting
  principle............................................  $        1.08   $       (0.08)   $        1.00    $       (0.54)
Cumulative effect of a change in accounting
  principle per share..................................              -           (0.10)               -            (0.10)
                                                        --------------- ---------------- ---------------- ---------------
Diluted net income (loss) per share....................  $        1.08   $       (0.18)   $        1.00    $       (0.64)
                                                        =============== ================ ================ ===============

Diluted weighted average shares outstanding............      9,933,863      10,507,413       10,197,217       10,507,413

              The accompanying notes are an integral part of these
                     consolidated financial statements.

                          FOG CUTTER CAPITAL GROUP INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                                  Common
                                            Common Stock                 Treasury Stock            Stock
                                    ----------------------------  ----------------------------    Subject
                                                                                                   to Put       Accumulated
                                      Shares(1)       Amount         Shares         Amount         Options        Deficit
                                    -------------  -------------  -------------  -------------  -------------  -------------
Balance at January 1, 2002........    10,507,413    $   166,981        992,687    $    (2,171)   $         -    $  (128,131)
Comprehensive income:
   Net income.....................             -              -              -              -              -         10,157
   Other comprehensive income:
      Foreign currency
        translation...............             -              -              -              -              -              -
      Unrealized holding gains
        on securities available
        for sale..................             -              -              -              -              -              -
      Reclassification adjustment
        for net gains on
        securities included in
        net income................             -              -              -              -              -              -

   Total comprehensive income....
Common stock issued
   pursuant to exercise of stock
   options.......................         12,000             31              -              -              -              -
Net change in recourse loans
   to officers to acquire stock..              -              -              -              -              -              -
Dividends declared...............              -              -              -              -              -         (2,548)
Transfer to temporary equity:
   Put option agreements.........              -              -              -              -         (3,547)             -
Treasury stock acquired..........       (713,043)             -        713,043         (1,833)             -              -
                                    -------------  -------------  -------------  -------------  -------------  -------------
Balance at June 30, 2002.........      9,806,370    $   167,012      1,705,730    $    (4,004)   $    (3,547)   $  (120,522)
                                    =============  =============  =============  =============  =============  =============

                                      Recourse
                                      Loans to      Accumulated
                                     Officers to       Other
                                       Acquire     Comprehensive
                                        Stock          Income          Total
                                    -------------  --------------  -------------
Balance at January 1, 2002.......    $      (171)    $     2,291    $    38,799
Comprehensive income:
   Net income....................              -               -         10,157
   Other comprehensive income:
      Foreign currency
        translation..............              -             384            384
      Unrealized holding gains
        on securities available
        for sale.................              -           2,217          2,217
      Reclassification adjustment
        for net gains on
        securities included in
        net income...............              -          (2,299)        (2,299)
                                                                   -------------
   Total comprehensive income....                                        10,459
Common stock issued
   pursuant to exercise of stock
   options.......................              -               -             31
Net change in recourse loans
   to officers to acquire stock..            110               -            110
Dividends declared...............              -               -         (2,548)
Transfer to temporary equity:
   Put option agreements.........              -               -         (3,547)
Treasury stock acquired..........              -               -         (1,833)
                                    -------------  --------------  -------------
Balance at June 30, 2002.........    $       (61)   $      2,593    $    41,471
                                    =============  ==============  =============

----------------
(1)  Issued and outstanding.

              The accompanying notes are an integral part of these
                     consolidated financial statements.

                          FOG CUTTER CAPITAL GROUP INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (DOLLARS IN THOUSANDS)

                                                                  Quarter Ended              Six Months Ended
                                                                     June 30,                     June 30,
                                                            --------------------------- ---------------------------
                                                                2002          2001          2002         2001
                                                            ------------- ------------- ------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)...............................           $    10,738   $    (1,932)  $    10,157   $    (6,723)
  Adjustments to reconcile net income (loss) to
   net cash  provided by (used in)
   operating activities:
   Depreciation...................................                    75           182           139           366
   Market valuation losses and impairments........                     -             -             -         4,081
   Loss on foreign currency translation...........                   (17)            6           (14)          116
   Gain on sale of securities available for sale..               (10,215)            -       (10,704)            -
   Gain on sale of real estate....................                     -             -           (17)            -
   Loss (gain) on sale of loans...................                    30          (233)          403          (550)
   Equity in (income) losses in BEP...............                (2,077)          575        (2,049)          802
   Cumulative effect of a change
   in accounting principle........................                     -         1,021             -         1,021
   Other..........................................                   (43)            -           349             -
   Change in:
    Accrued interest receivable...................                  (105)           58          (137)          229
    Other assets..................................                  (259)            4            35           281
    Accounts payable and accrued liabilities......                  1,169       (1,000)          (83)         (731)
                                                            ------------  ------------  ------------  ------------
  Net cash provided by (used in)
   operating activities...........................                  (704)       (1,319)       (1,921)       (1,108)
                                                            ------------  ------------  ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Repayments of securities available for sale.....                 1,561           196         2,850           846
  Purchase of securities available for sale.......                     -             -        (8,250)         (695)
  Proceeds from sale of loans.....................                     -         4,305             -         7,304
  Proceeds from sale of securities available
   for sale.......................................                19,885         2,344        22,535         2,344
  Payments made in connection with acquisition of
   subsidiary.....................................                (1,850)            -       (1,850)             -
  Purchase of loans and discounted loans..........                   (26)       (1,193)         (26)        (1,193)
  Principal repayments on loans and discounted
   loans..........................................                 2,678            10         2,751            27
  Proceeds from sale of real estate...............                     -            98             -            98
  Transfer to restricted cash deposit.............                (2,579)            -        (2,579)            -
  Other...........................................                 1,371           (27)          641           (48)
                                                            ------------  ------------  ------------  ------------
  Net cash provided by investing activities.......                21,040         5,733        16,072         8,683
                                                            ------------  ------------  ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings........................                 3,041           460        10,508           460
  Repayments on borrowings........................                (6,369)       (3,945)       (7,556)       (6,976)

  Dividend payments on common stock...............                (1,275)       (2,224)       (2,548)       (2,224)

  Other...........................................                    31             -            31             -
                                                            ------------  ------------  ------------  ------------
  Net cash used in financing activities...........                (4,572)       (5,709)          435        (8,740)
                                                            ------------  ------------  ------------  ------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH...........                     3            (1)            2           (15)
                                                            ------------  ------------  ------------  ------------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS.....................................                15,767        (1,296)       14,588        (1,180)
CASH AND CASH EQUIVALENTS AT BEGINNING OF
  PERIOD..........................................                 5,574         3,510         6,753         3,394
                                                            ------------  ------------  ------------  ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD........           $    21,341   $     2,214   $    21,341   $     2,214
                                                            ============  ============  ============  ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for interest..........................           $       654   $     1,680   $     1,174   $     3,595
  Cash paid for taxes.............................           $         -   $         -   $         -   $         -
  Sale of loan in exchange for treasury stock.....           $         -   $         -   $     1,833   $         -


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

         In the Company's opinion, all adjustments, comprised of normal recurring accruals necessary for the fair presentation of the interim financial statements, have been included in the accompanying consolidated financial statements. Operating results for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain items in the previously reported consolidated financial statements were reclassified to conform to the June 30, 2002 presentation, none of which affect previously reported results of operations.

         At June 30, 2002, certain Company officers and directors controlled, directly or indirectly, the significant voting majority of the Company.

NOTE 2 - SIGNIFICANT TRANSACTIONS

         In February 2002, the Company purchased 100% of the outstanding senior mortgage-backed securities of Bear Stearns Structured Products Series Trust 2000-3 ("BSSPT 2000-3") from third party investors for a purchase price of $8.2 million. The Company had previously acquired the subordinate mortgage-backed securities and, as a result of this transaction, became the beneficial owner of 100% of BSSPT 2000-3. The acquisition was financed with repurchase agreements in the amount of $7.4 million. In order to provide for the orderly liquidation of its investment in these mortgage-backed securities, in March 2002, the Company elected to collapse BSSPT 2000-3 and took direct ownership of the 67 underlying mortgage-backed securities owned by the trust. On April 12, 2002, the Company sold eleven of the bonds, which had been acquired through the liquidation of BSSPT 2000-3 and which had a carrying value of $7.0 million. The net proceeds from the sale totaled $9.8 million. Prior to the sale, the Company repaid $1.2 million of short-term indebtedness collateralized by the bonds. The Company recorded a $3.8 million gain on the sale, $1.1 million of which was transferred out of unrealized holding gains on securities included in Other Comprehensive Income.

         On February 22, 2002, the Company declared a cash dividend for the quarter ended March 31, 2002 of $0.13 per share. The dividend was paid on March 13, 2002 to shareholders of record as of March 8, 2002. On May 13, 2002, the Company declared a cash dividend for the quarter ended June 30, 2002 of $0.13 per share. The dividend was paid on June 10, 2002 to shareholders of record as of May 31, 2002.

         On March 6, 2002, the Company purchased a total of 713,043 shares of its common stock from entities affiliated with Jordan D. Schnitzer, a former member of the Company's Board of Directors ("Schnitzer Entities"). The shares were purchased in exchange for a 46.60% participation interest in the unpaid principal balance (as of December 31, 2001) of the French American International School Loan (the "FAS Loan"), which was held by the Company. The parties valued the transaction at approximately $2.175 million, or $3.05 per share. On March 6, 2002, the closing price of the Company's stock as listed on NASDAQ was $2.57 per share. The $0.4 million difference between the $2.57 per share closing price of the stock and the carrying value of the 46.60% interest in the loan was included in the Statement of Operations as a reduction in gains on sale of loans and securities.

         The Company also granted an option (the "Stockholder Put Option") to the Schnitzer Entities, which entitles the Schnitzer Entities to require the Company to purchase an additional 713,042 shares of FCCG common stock for $3.05 per share, less any dividends paid by the Company on the shares between March 6, 2002 and the option closing date, plus interest accrued on the net option price at a rate equal to 10.00% per annum. The Stockholder Put Option is exercisable from September 1, 2002 through September 10, 2002. In the event the Stockholder Put Option is exercised, payment for the shares will be made by delivery of an additional 46.60% participation interest in the FAS Loan, plus 46.60% of all principal payments received by the Company on the FAS Loan since December 31, 2001, plus interest on the net option price at a rate equal to 10.00% per annum, less any dividends paid by the Company on the shares between March 6, 2002 and the option closing date.

         In the event the Schnitzer Entities exercise the Stockholder Put Option, the Schnitzer Entities will be required to purchase the remaining 6.80% participation interest in the FAS Loan at a price of $0.3 million. Upon purchase of the remaining 6.80% participation interest, the Schnitzer Entities will receive 6.80% of all principal payments received by the Company on the FAS Loan since December 31, 2001.

         The Company was granted an option (the "Company Put Option") from the Schnitzer Entities, which entitles the Company to require the Schnitzer Entities to purchase the additional 53.4% participation interest in the FAS Loan at an exercise price of $2.5 million, plus any cash dividends paid on 713,042 shares of FCCG common stock owned by the Schnitzer Entities between March 6, 2002 and the option closing date, less interest accrued on the net option price at a rate equal to 10.00% per annum. The Company Put Option is exercisable from September 11, 2002 through September 20, 2002. In the event the Company Put Option is exercised, Schnitzer will receive the additional 53.4% participation interest in the FAS Loan, plus 53.4% of all principal payments received by the Company on the FAS Loan since December 31, 2001.

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

         The Company granted an option (the "Stockholder Property Option") to Jordan D. Schnitzer and Edward P. Borst (collectively the "Stockholder"), which entitles the Stockholder to require the Company to purchase an additional 727,235 shares of FCCG common stock for $0.3 million in cash, plus delivery of the Company's interest in approximately 10.9 acres of land in Wilsonville, Oregon, less any dividends paid by the Company on the shares between March 6, 2002 and the option closing date. The Stockholder Property Option was terminated with respect to a portion of the shares and the Company assigned its rights and obligations thereunder to third parties on July 17, 2002.

         The Company also received an option (the "Company Property Option") from the Stockholder, which entitles the Company to require the Stockholder to purchase the Company's interest in approximately 10.9 acres of land in Wilsonville, Oregon, subject to certain conditions, for $1.9 million, plus any cash dividends paid on 623,265 shares of FCCG common stock owned by the Stockholder. The Company Property Option was canceled on July 17, 2002.

         As mentioned above, subsequent to June 30, 2002, the Company and the Stockholder terminated the Company Property Option which had entitled the Company to require the Stockholder to purchase its interest in approximately 10.9 acres of land in Wilsonville, Oregon. The Company and the Stockholder also amended the Stockholder Property Option which had entitled the Stockholder to require the Company to purchase 727,235 shares of FCCG common stock. Pursuant to the amendment to the Stockholder Property Option, the parties agreed to cancel the option agreement with respect to 484,235 shares of FCCG common stock and the Company assigned its obligation to purchase the remaining 243,000 shares to certain third parties, including Donald Berchtold, who is an officer of the Company and the father-in-law of CEO Andrew Wiederhorn, who agreed to purchase 40,000 of the shares from the Stockholder. As a result of the amendment and assignment of the Stockholder Property Option, the Company will transfer $1.7 million from Temporary Equity to permanent Stockholders' Equity during the quarter ending September 30, 2002. The cancellation of the Company Property Option will have no effect on the Company's third quarter financial statements.

         As of June 30, 2002, the Company had secured its performance under the various options by depositing cash in escrow of $2.6 million and granting trust deeds on approximately 10.9 acres of land in Wilsonville, Oregon and certain property owned by the Company in Eugene, Oregon. The trust deeds and $0.3 million in cash were subsequently released in July 2002.

         As of June 30, 2002, the Stockholder had secured its performance under the various options by pledging 1,440,277 shares of FCCG common stock. (See Note 6 - Subsequent Events.)

         In accordance with SEC Accounting Series Release 268, the grant of the Stockholder Put Option and the Stockholder Property Option resulted in the Company recording $4.0 million in Temporary Equity on the Statement of Financial Condition as of June 30, 2002. Of this amount, $3.5 million was deducted from permanent Stockholders' Equity. The remaining $0.5 million, representing the difference between the strike price of the option shares and the quoted price of the Company's stock on NASDAQ at the grant date, was recorded as a charge to earnings.

         The Company Loan Option and the Company Put Option had no effect on the Statement of Operations or Statement of Financial Condition as of June 30, 2002.

         On May 13, 2002 the Company and two of its executives, Andrew Wiederhorn and Lawrence Mendelsohn, announced that they had reached a settlement with the claimants in a series of lawsuits (the "CCL Lawsuits") relating to the receivership of Capital Consultants, L.L.C. ("CCL"). Under the terms of the settlement, the Company and Messrs. Wiederhorn and Mendelsohn are released and discharged from any and all claims, losses or damages arising or in any way related to CCL or any matters raised, or which could have been raised in the CCL Lawsuits. The agreement also provides protection against potential claims which may be made by parties who are not participants in the settlement.

         The settlement agreement and the payment to be made thereunder are made in compromise of disputed claims and are not an admission of any liability of any kind. The settlement has an effective date of May 13, 2002, but it is subject to a number of conditions before any funds can be distributed, including, among other things, court approval and the entry of a claims bar order in each of the CCL Lawsuits pending before the United States District Court for the District of Oregon. The court approved the settlement and issued the claims bar order at a hearing on June 19, 2002.

         The Company's portion of the settlement payment was made on July 10, 2002 and did not have a material impact on its financial position or results of its operations due to the previously established settlement reserve.

         On May 15, 2002, the Company made a $2.3 million capital investment in a newly formed, wholly owned subsidiary, Fog Cap Commercial Lending Inc. ("FCCL"). FCCL then acquired a 51% ownership interest in Fog Cap GEMB Holdings LLC ("GEMB Holdings"). GEMB Holdings subsequently purchased all of the assets and certain identified liabilities of George Elkins Mortgage Banking Company, L.P. ("GEMB L.P."), a California mortgage banking operation, which provided brokerage services related to the production of approximately $500 million in commercial real estate mortgages in 2001. FCCL also purchased a 51% ownership interest in SJGP, Inc. SJGP, Inc., as the manager of GEMB Holdings, will act as a broker of commercial mortgages through four Southern California branches doing business as George Elkins Mortgage Banking Company. The primary reason for the acquisition was to pursue special situation lending opportunities through Elkins' distribution platform and to increase its loan brokerage volume and profitability through the development of additional lender relationships.

         The acquisition price for the assets and certain identified liabilities of GEMB L.P. was $0.4 million. In conjunction with the acquisition, certain former employees of GEMB L.P. entered into long-term employment agreements with SJGP, Inc. The Company advanced deferred compensation payments to these employees in the amount of $1.9 million, which are included in other assets in the accompanying statement of financial position. The Company began reporting the operations of GEMB Holdings and SJGP, Inc. on a consolidated basis beginning May 15, 2002.

         The following supplemental pro forma information discloses the results of operations for the quarters ended June 30, 2002 and 2001, and for the six months ended June 30, 2002 and 2001 as though the acquisition had been completed as of the beginning of the period being reported:

                                                        Quarter Ended                    Six Months Ended
                                                          June 30,                           June 30,
                                              ---------------------------------  ----------------------------------
                                                    2002             2001             2002               2001
                                              ----------------  ---------------  ----------------  ----------------
                                                                     (DOLLARS IN THOUSANDS)
Net interest income.........................   $    1,157       $    1,417       $    2,267        $    2,981
Real estate operations......................          (59)              (4)            (119)                8
Other operating income......................       13,012              235           13,105            (3,283)
Operating expenses..........................       (2,546)          (2,646)          (4,300)           (5,582)
                                              ----------------  ---------------  ---------------  -----------------
Net income (loss) before provision for taxes
  and cumulative effect of a change in
   accounting principle.....................       11,564             (998)          10,953            (5,876)
Provision for income taxes..................         (800)               -             (800)                -
                                              ----------------  ---------------  ---------------  -----------------
Net income (loss) before cumulative effect
  of a change in accounting principle.......       10,764             (998)          10,153            (5,876)
Cumulative effect of a change in
  accounting principle......................            -           (1,021)               -            (1,021)
                                              ----------------  ---------------  ---------------  -----------------
Net income (loss)...........................   $   10,764       $   (2,019)      $   10,153        $   (6,897)
                                              ================  ===============  ===============  =================

Basic net income (loss) per share before
  cumulative effect of a change in
   accounting principle.....................   $     1.10       $    (0.09)      $     1.00        $    (0.56)
                                              ----------------  ---------------  ---------------  -----------------
Cumulative effect of a change in accounting
  principle per share.......................            -            (0.10)               -             (0.10)
                                              ================  ===============  ===============  =================
Basic net income (loss) per share...........   $     1.10       $    (0.19)      $     1.00        $    (0.66)
                                              ================  ===============  ===============  =================

         In May 2002, the Company sold, through several brokerage transactions to third parties, its entire holdings of approximately 2.9 million shares of the common stock of Wilshire Financial Services Group, Inc. ("WFSG"). The sales were prompted by recently improved market conditions surrounding WFSG and resulted in cash to the Company of $9.9 million. The sales transactions resulted in a net increase in stockholders' equity of $3.2 million. With the disposal of its entire interest in WFSG, the Company has withdrawn its application for change in control of a bank holding company (Form H-(e)1), which had been filed with the Office of Thrift Supervision on March 29, 2002.

         As of June 30, 2002, our other assets consisted of capitalized deferred compensation of $1.8 million, loans to executives of $1.7 million, capitalized financing fees of $0.8 million, prepaid insurance of $0.5 million and other miscellaneous assets of $1.0 million.

NOTE 3 - VALUATION OF MORTGAGE-BACKED SECURITIES

         The fair value of the Company's investment in mortgage-backed securities is determined at each reporting date as the present value of the anticipated cash flows from the underlying collateral using certain assumptions. These assumptions include: (i) future rate of prepayment; (ii) discount rate used to calculate present value; and (iii) default rates and loss severity on loan pools underlying the mortgage-backed securities. At June 30, 2002, the range of key economic assumptions used to determine the fair value of the securities was as follows: an annual prepayment speed ranging from 19% to 30%; a monthly constant default rate ranging from 0.11% to 0.48%; a loss severity ranging from 40% to 55%; and a discount rate of 13% for the BB-rated securities, 18% for the B-rated securities and 20% for the unrated securities.

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

         During the quarters ended June 30, 2002 and 2001, no market valuation losses and impairments were recorded. However, during the 2001 period, the cumulative effect of a change in accounting principle of $1.0 million relative to a mortgage-backed security was charged against earnings.

 NOTE 4 - COMMITMENTS, CONTINGENCIES & OFF-BALANCE SHEET RISK

         The Company and two of its senior officers had been named, among other defendants, in a series of civil lawsuits related to the receivership of an unaffiliated investment company. In their claims, multiple plaintiffs allege several theories of liability, including knowing participation in fiduciary breach and prohibited transactions under the Employee Retirement Income Security Act of 1974. On May 13, 2002, the Company and its two top executives, Andrew Wiederhorn and Larry Mendelsohn, announced that they had reached a settlement with the claimants in these civil lawsuits (see Part II, Item 1 - Legal Proceedings). Based upon the progress of mediation, the Company had made a provision for litigation of $2 million during the quarter ended December 31, 2001. In light of the settlement agreement, the Company has determined that this reserve was adequate at June 30, 2002.

         Certain former employees of the Company or of firms that were previously affiliated with the Company have been named as parties or have been requested to respond to discovery requests and/or government investigations regarding the collapse of CCL. Several of these individuals have requested indemnity from the Company for the costs of their defense. At this time, it is not possible to determine the extent of liability, if any, the Company may face with regard to such indemnity claims. The Company has not agreed to any such indemnity requests.

         The Company is involved in various other legal proceedings occurring in the ordinary course of business, which the Company believes will not have a material adverse effect on the consolidated financial condition or operations of the Company.

         The Company may utilize a wide variety of off-balance sheet financial techniques to manage its interest rate risk. In hedging the interest rate and/or exchange rate exposure of a foreign currency denominated asset or liability, the Company may enter into hedge transactions to counter movements in the different currencies, as well as interest rates in those currencies. These hedges may be in the form of currency and interest rate swaps, options, and forwards, or combinations thereof. At June 30, 2002, the Company had one open hedging position consisting of the short sale of $5 million FNMA 30-year, 6% bonds for delivery in September 2002. The fair value of the hedge liability of $22,000 is netted against other assets in the consolidated statements of financial position.

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

NOTE 6 - SUBSEQUENT EVENTS

         On July 17, 2002, the Company and the Stockholder terminated the Company Property Option, which had entitled the Company to require the Stockholder to purchase its interest in approximately 10.9 acres of land in Wilsonville, Oregon. The Company and the Stockholder also amended the Stockholder Property Option which had entitled the Stockholder to require the Company to purchase 727,235 shares of FCCG common stock. Pursuant to the amendment to the Stockholder Property Option, the parties agreed to cancel the option agreement with respect to 484,235 shares of FCCG common stock and the Company assigned its obligation to purchase the remaining 243,000 shares to certain third parties, including Donald Berchtold, who is an officer of the Company and the father-in-law of CEO Andrew Wiederhorn, who agreed to purchase 40,000 of the shares from the Stockholder. As a result of the amendment and assignment of the Stockholder Property Option, the Company will transfer $1.7 million from Temporary Equity to permanent Stockholders' Equity during the quarter ending September 30, 2002. The cancellation of the Company Property Option will have no effect on the Company's third quarter financial statements.

         On July 9, 2002, the Company loaned Mr. Wiederhorn $2.0 million. This loan is fully recourse to Mr. Wiederhorn and is secured by trust deeds on two residences located in Oregon. The loan is due on August 1, 2007 and bears interest at 8.5% per annum, payable monthly. These terms are comparable to, or more favorable to the Company than, loans available from unaffiliated third parties negotiated in arms-length transactions. The Board of Directors, with Mr. Wiederhorn abstaining, approved this transaction.

         On July 25, 2002, the Company purchased two Great Britain pound ("GBP") put options as a partial currency hedge on its investment in the United Kingdom. The first contract entitles the Company to sell GBP 1.0 million for U.S. dollars ("USD") at an exchange rate of 1.46 USD per one GBP. The option expires on September 26, 2003. The second contract entitles the Company to sell GBP 7.5 million for USD at an exchange rate of 1.46 USD per one GBP. The option expires on December 26, 2003. The Company paid a premium of GBP 0.2 million for the option contracts.

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

GENERAL

         Fog Cutter Capital Group Inc. ("FCCG" or the "Company") is a Nasdaq-listed corporation which focuses on the acquisition of assets where its expertise in intensive asset management, mortgage and real estate credit analysis and financial structuring can create value. The Company maintains its headquarters in Portland, Oregon and also has executive offices in New York, Los Angeles and London. The Company invests primarily in the following types of assets:

         MORTGAGE-BACKED SECURITIES - The Company invests in mortgage-backed securities through its wholly owned subsidiary, Fog Cutter Capital Markets Inc. We typically focus on the subordinated classes of these securities, due to the opportunity for higher risk-adjusted returns. We buy and sell these securities for our own account and utilize creative structuring to add value to these products. At June 30, 2002, we had total mortgage-backed securities of approximately $54.1 million, which were subject to $39.9 million of non-recourse financing.

         REAL ESTATE - The Company invests in real estate-related assets either directly or indirectly through debt or equity positions in entities that own or operate real estate. At June 30, 2002, direct holdings include three properties located in Oregon and California. In addition, we own 26% of the outstanding capital stock of Bourne End Properties Plc ("Bourne End"), a specialist investor in retail shopping centers located in the United Kingdom. In December 2000, we organized and led a group of investors, including Merrill Lynch (Jersey) Holdings Limited (a subsidiary of Merrill Lynch & Co., Inc.) to purchase all of the outstanding capital stock of Bourne End. At June 30, 2002, our investment in real estate, including the investment in Bourne End, totaled $10.7 million. Total indebtedness relating to these investments at June 30, 2002 was $1.1 million.

         LOANS AND MORTGAGE BANKING - The Company owns a 51% interest in the mortgage banking operation of George Elkins Mortgage Banking Company ("Elkins"). Headquartered in Los Angeles, with offices in Santa Barbara, San Diego and Newport Beach, Elkins renders brokerage services in connection with the origination of commercial mortgages, primarily for their life insurance correspondents. Elkins specializes in commercial real estate loans in a variety of property types and loan amounts. The mortgage banking operation also services in excess of $700 million of commercial mortgages for various investors. In addition to the mortgage banking operation, we invest directly in special situation loans, including charged off commercial debt. At June 30, 2002, our investment in loans and mortgage banking was $4.0 million.

         OTHER MISCELLANEOUS INVESTMENTS - The Company's other miscellaneous investments consist of cash deposits and other assets not included in the classifications described above. At June 30, 2002, our investments in other miscellaneous investments totaled $25.9 million, of which $21.3 million was in unrestricted cash deposits.

         The contribution to net income (loss) for each category of investment for the quarters ended June 30, 2002 and 2001 are detailed below. General and administrative expenses are allocated based upon the percentage of total assets invested in a category.

                                                    Three Months Ended June 30, 2002
                              -----------------------------------------------------------------------------
                                 Mortgage-                     Loans and         Other
                                  backed                       Mortgage      Miscellaneous
                                Securities     Real Estate      Banking       Investments        Total
                              --------------- -------------- -------------- ---------------- --------------
                                                         (DOLLARS IN THOUSANDS)
Interest Income............    $       1,596   $          -   $        128   $           41   $      1,765
Interest Expense...........             (608)             -              -                -           (608)
                              --------------- -------------- -------------- ---------------- --------------
Net Interest Income........              988              -            128               41          1,157

Other Income...............            3,925          2,018            496            6,397         12,836
Other Expense..............           (1,256)          (276)           (92)            (831)        (2,455)
                              --------------- -------------- -------------- ---------------- --------------
Net income before
 provision for income taxes
 and cumulative effect of a
 change in accounting
 principle.................            3,657          1,742            532            5,607         11,538
Provision for income taxes.             (253)          (121)           (37)            (389)          (800)
                              --------------- -------------- -------------- ---------------- --------------
Net income before
 cumulative effect of a
 change in accounting
 principle.................            3,404          1,621            495            5,218         10,738
Cumulative effect of a
 change in accounting
 principle.................                -              -              -                -              -
                              --------------- -------------- -------------- ---------------- --------------
Net Income.................    $       3,404   $      1,621   $        495   $        5,218   $     10,738
                              =============== ============== ============== ================ ==============

                                                    Three Months Ended June 30, 2001
                              -----------------------------------------------------------------------------
                                                         (DOLLARS IN THOUSANDS)
                                Mortgage-                      Loans and        Other
                                 backed                        Mortgage      Miscellaneous
                                Securities     Real Estate      Banking       Investments        Total
                              --------------- -------------- -------------- ---------------- --------------
Interest Income............    $     1,899     $         -    $       720    $        68      $     2,687
Interest Expense...........           (939)              -           (322)            (9)          (1,270)
                              --------------- -------------- -------------- ---------------- --------------
Net Interest Income........            960               -            398             59            1,417

Other Income...............              -            (694)           233            109             (352)
Other Expense..............           (840)           (448)          (448)          (240)          (1,976)
                              --------------- -------------- -------------- ---------------- --------------
Net income before
 provision for income taxes
 and cumulative effect of a
 change in accounting
 principle.................            120          (1,142)           183            (72)            (911)
Provision for income taxes.              -               -              -              -                -
                              --------------- -------------- -------------- ---------------- --------------
Net income before
 cumulative effect of a
 change in accounting
 principle.................            120          (1,142)           183            (72)            (911)
Cumulative effect of a
 change in accounting
 principle.................         (1,021)              -              -              -           (1,021)
                              --------------- -------------- -------------- ---------------- --------------
Net Income.................    $      (901)    $    (1,142)   $       183    $       (72)     $    (1,932)
                              =============== ============== ============== ================ ==============

         The contribution to net income (loss) for each category of investment for the six months ended June 30, 2002 and 2001 are detailed below. General and administrative expenses are allocated based upon the percentage of total assets invested in a category.

                                                     Six Months Ended June 30, 2002
                              -----------------------------------------------------------------------------
                                Mortgage-                      Loans and         Other
                                  backed                       Mortgage      Miscellaneous
                                Securities     Real Estate      Banking       Investments        Total
                              --------------- -------------- -------------- ---------------- --------------
                                                         (DOLLARS IN THOUSANDS)
Interest Income............    $     3,044     $         -    $       238    $        93      $     3,375
Interest Expense...........         (1,108)              -              -              -           (1,108)
                              --------------- -------------- -------------- ---------------- --------------
Net Interest Income........          1,936               -            238             93            2,267

Other Income...............          4,413           1,947            123          6,002           12,485
Other Expense..............         (2,163)           (429)          (159)        (1,044)          (3,795)
                              --------------- -------------- -------------- ---------------- --------------
Net income before
 provision for income taxes
 and cumulative effect of a
 change in accounting
 principle.................          4,186           1,518            202          5,051           10,957
Provision for income taxes.           (306)           (111)           (15)          (368)            (800)
                              --------------- -------------- -------------- ---------------- --------------
Net income before
 cumulative effect of a
 change in accounting
 principle.................          3,880           1,407            187          4,683           10,157
Cumulative effect of a
 change in accounting
 principle.................              -               -              -              -                -
                              --------------- -------------- -------------- ---------------- --------------
Net Income.................    $     3,880     $     1,407    $       187    $     4,683      $    10,157
                              =============== ============== ============== ================ ==============

                                                     Six Months Ended June 30, 2001
                              -----------------------------------------------------------------------------
                                Mortgage-                      Loans and         Other
                                 backed                        Mortgage      Miscellaneous
                                Securities     Real Estate      Banking       Investments        Total
                              --------------- -------------- -------------- ---------------- --------------
                                                         (DOLLARS IN THOUSANDS)
Interest Income............    $     4,150     $         -    $     1,585    $        87      $     5,822
Interest Expense...........         (2,103)              -           (712)           (26)          (2,841)
                              --------------- -------------- -------------- ---------------- --------------
Net Interest Income........          2,047               -            873             61            2,981

Other Income...............         (4,082)           (909)           550              -           (4,441)
Other Expense..............         (1,844)           (974)          (984)          (440)          (4,242)
                              --------------- -------------- -------------- ---------------- --------------
Net income before
 provision for income taxes
 and cumulative effect of a
 change in accounting
 principle.................         (3,879)         (1,883)           439           (379)          (5,702)
Provision for income taxes.              -               -              -              -                -
                              --------------- -------------- -------------- ---------------- --------------
Net income before
 cumulative effect of a
 change in accounting
 principle.................         (3,879)         (1,883)           439           (379)          (5,702)
Cumulative effect of a
 change in accounting
 principle.................         (1,021)              -              -              -           (1,021)
                              --------------- -------------- -------------- ---------------- --------------
Net Income.................    $    (4,900)    $    (1,883)   $       439    $      (379)     $    (6,723)
                              =============== ============== ============== ================ ==============

CRITICAL ACCOUNTING POLICIES

         Management's Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its financial statements.

VALUATION

         At June 30, 2002, our largest asset was our portfolio of mortgage-backed securities. Listed market prices or dealer/lender value opinions are not available for most of the securities in our portfolio. Accordingly, in the absence of these third-party quotations, fair values for these securities are determined by us, using a third-party valuation model and internally developed assumptions.

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

         Our key valuation assumptions include default rates and loss severity, which account for the anticipated credit losses in the pools of loans underlying our mortgage-backed securities. Other key valuation assumptions include prepayment rates and discount rates. Our internal valuation methodology calls for developing the key valuation assumptions of credit losses and prepayment speeds based upon the observable recent history of performance, generally averaged across the latest three to six months, subject to general economic and market considerations. Our key valuation assumption of discount rates is developed based on the assessment of the current yields required by investors for similar classes of fixed income instruments. We apply our valuation methodology consistently and believe that the resulting fair value estimates are reasonable; however, these estimated values may differ from those realized in a bona fide sale transaction, given the judgmental nature of the values of these assets.

         During the years ended December 31, 2001, 2000, and 1999, we incurred significant losses of $8.7 million, $21.4 million, and $19.6 million, respectively, due to decreases in value of our mortgage-backed securities. These losses resulted from the worsening credit and prepayment performance of our mortgage-backed securities as well as increases in the market yields for investments in such high-risk assets. We believe our assumptions and the resulting estimated values of the mortgage-backed securities at June 30, 2002 are conservative based on the facts and circumstances as of that date; however, there can be no assurance that there will be no future losses on these securities due to changes in their performance or overall market conditions.

SALE RECOGNITION

         During 2002, we carried out several significant sales of our mortgage-backed securities, investment in WFSG and loans. Our accounting policy calls for the recognition of sales of financial instruments, including mortgage-backed securities and loans, only when we have irrevocably surrendered control over these assets. We do not retain any recourse or performance obligations with respect to our sales of assets. Our sales were cash sales, and the cash proceeds were not contingent upon any future event.

RESULTS OF OPERATIONS -- SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

         NET INCOME. Our net income for the six months ended June 30, 2002 was $10.2 million, or $1.01 per share, compared with a net loss of $6.7 million, or $0.64 per share, for the six months ended June 30, 2001. The net income for the 2002 period is primarily attributable to net interest income of $2.3 million, gain on sale of loans and securities of $10.3 million, and equity in earnings of BEP of $2.1 million, partially offset by other operating expenses of $3.8 million and provision for income taxes of $0.8 million. The net loss for the 2001 period is attributable to net interest income of $3.0 million, gain on sale of loans of $0.6 million, offset by market valuation losses and impairments on our portfolio of mortgage-backed securities of $4.1 million, the cumulative effect of a change in accounting principle of $1.0 million, the equity in losses of BEP of $0.8 million and other operating expenses of $4.2 million.

         NET INTEREST INCOME. Our net interest income for the six months ended June 30, 2002 was $2.3 million, compared with $3.0 million for the six months ended June 30, 2001. The decrease is primarily attributable to a reduction of assets (reflecting our sales of mortgage-backed securities and loans and paydowns of the related debt facilities), resulting in decreases in interest income on securities and loans of $1.1 million and $1.4 million, respectively, partially offset by a decrease in interest expense of $1.7 million. The following tables set forth information regarding the total amount of income from interest-earning assets and expense from interest-bearing liabilities and the resulting average yields and rates:

                                                             For the Six Months Ended June 30, 2002
                                                     --------------------------------------------------------
                                                        Average            Interest           Annualized
                                                        Balance        Income (Expense)       Yield/Rate
                                                     ---------------  -------------------  ------------------
                                                                     (DOLLARS IN THOUSANDS)
Interest-Earning Assets:

     Loan portfolios (1).......................       $       2,073    $         192             18.5%
     Mortgage-backed securities available
     for sale..................................              55,812            3,044             10.9%
     Other investments.........................              13,200              139              2.1%
                                                     ---------------  -------------------  ------------------
         Total interest-earning assets.........       $      71,085    $       3,375              9.5%
                                                     ---------------  -------------------  ------------------

Interest-Bearing Liabilities:

     Borrowings (2)............................       $      40,391    $      (1,108)             5.5%
                                                     ---------------  -------------------  ------------------
         Total interest-bearing liabilities....       $      40,391    $      (1,108)             5.5%
                                                     ---------------  -------------------  ------------------

     Net interest income before provision for loan
      losses/spread  (3).......................                        $       2,267              4.0%
                                                                      ===================  ==================
     Net interest margin  (4)..................                                                   6.4%
                                                                                           ==================

--------------------
(1) Interest income on loans includes $87,000 of purchase discount on charged-off loans collected in cash from borrowers.
(2)  Excludes borrowings related to investments in real estate.
(3) Net interest spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.
(4) Net interest margin represents net interest income divided by average interest-earning assets.

                                                              For the Six Months Ended June 30, 2001
                                                      --------------------------------------------------------
                                                          Average              Interest           Annualized
                                                          Balance          Income (Expense)       Yield/Rate
                                                      ----------------     ------------------    -------------
                                                                      (DOLLARS IN THOUSANDS)
Interest-Earning Assets:

     Loan portfolios.................................  $      30,802        $       1,585              10.3%
     Mortgage-backed securities available for
     sale............................................         66,302                4,150              12.5%
     Other investments...............................          3,657                   87               4.8%
                                                      ----------------     ------------------    -------------
         Total interest-earning assets...............  $     100,761        $       5,822              11.6%
                                                      ----------------     ------------------    -------------

Interest-Bearing Liabilities:

     Borrowings (1)..................................  $      67,392        $      (2,841)              8.4%
                                                      ----------------     ------------------    -------------
         Total interest-bearing liabilities..........  $      67,392        $      (2,841)              8.4%
                                                      ----------------     ------------------    -------------

     Net interest income before provision for
       loan losses/spread  (2).......................                       $       2,981               3.2%
                                                                           ==================    =============
     Net interest margin  (3)........................                                                   5.9%
                                                                                                 =============

---------------------
(1)  Excludes borrowings related to investments in real estate.
(2) Net interest spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.
(3) Net interest margin represents net interest income divided by average interest-earning assets.

         REAL ESTATE OPERATIONS. Our real estate operations represent activity from our investment in various office buildings, retail stores, and other commercial property located in Oregon and California. During the six months ended June 30, 2002, we realized a net loss of $0.1 million from real estate operations, compared with break-even operations for the six months ended June 30, 2001. This decrease was primarily attributable to the elimination of net rental income from office properties located in the United Kingdom which were sold during the prior year.

         MARKET VALUATION LOSSES AND IMPAIRMENTS. The term "Market Valuation Losses and Impairments" as used herein refers to impairment losses recognized primarily on our mortgage-backed securities and loan portfolios. During the six months ended June 30, 2002, no market valuation losses and impairments were recorded. However, during the comparable period in 2001, we recorded market valuation losses and impairments of $4.1 million and recorded the cumulative effect of a change in accounting principle of $1.0 million relating to mortgage-backed securities. This charge to the portfolio of mortgage-backed securities primarily reflected higher than anticipated delinquencies, losses in loans underlying certain securities, and varying prepayment speeds.

RESULTS OF OPERATIONS -- QUARTER ENDED JUNE 30, 2002 COMPARED TO QUARTER ENDED JUNE 30, 2001

         NET INCOME. Our net income for the quarter ended June 30, 2002 was $10.7 million, or $1.10 per share, compared with a net loss of $1.9 million, or $0.18 per share, for the quarter ended June 30, 2001. The net income for the 2002 period is attributable to net interest income of $1.2 million, gain on sale of loans and securities of $10.2 million, equity in earnings of BEP of $2.1 million, and other revenue of $0.6 million, partially offset by other operating expenses of $2.5 million and $0.8 million in provision for income taxes. The net loss for the 2001 period was primarily due to the cumulative effect of a change in accounting principle of $1.0 million and the equity in losses of BEP of $0.6 million.

         NET INTEREST INCOME. Our net interest income for the quarter ended June 30, 2002 was $1.2 million, compared with $1.4 million for the quarter ended June 30, 2001. The decrease is primarily attributable to a reduction of assets (reflecting our sales of mortgage-backed securities and loans and paydowns of the related debt facilities), resulting in decreases in interest income on securities and loans of $0.3 million and $0.7 million, respectively, partially offset by a decrease in interest expense of $0.7 million. The following tables set forth information regarding the total amount of income from interest-earning assets and expense from interest-bearing liabilities and the resulting average yields and rates:

                                                               For the Quarter Ended June 30, 2002
                                                     ---------------------------------------------------------
                                                        Average             Interest            Annualized
                                                        Balance         Income (Expense)        Yield/Rate
                                                     ---------------   -------------------   -----------------
                                                                      (DOLLARS IN THOUSANDS)
Interest-Earning Assets:

     Loan portfolios (1)............................. $          84        $          81             385.7%
     Mortgage-backed securities available for
     sale............................................        53,123                1,596              12.0%
     Other investments...............................        18,781                   88               1.9%
                                                     -----------------    ------------------    --------------
         Total interest-earning assets............... $      71,988        $       1,765               9.8%
                                                     -----------------    ------------------    --------------

Interest-Bearing Liabilities:

     Borrowings (2).................................. $      39,644        $        (608)              6.1%
                                                     -----------------    ------------------    --------------
         Total interest-bearing liabilities.......... $      39,644        $        (608)              6.1%
                                                     -----------------    ------------------    --------------

     Net interest income before provision for
       loan losses/spread  (3).............................                $       1,157               3.7%
                                                                          ==================    ==============
     Net interest margin  (4)........................                                                  6.4%
                                                                                                ==============

-------------------
(1) Interest income on loans includes $77,000 of purchase discount on charged-off loans collected in cash from borrowers.
(2)  Excludes borrowings related to investments in real estate.
(3) Net interest spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.
(4) Net interest margin represents net interest income divided by average interest-earning assets.

                                                                For the Quarter Ended June 30, 2001
                                                      --------------------------------------------------------
                                                          Average              Interest           Annualized
                                                          Balance          Income (Expense)       Yield/Rate
                                                      ----------------     ------------------    -------------
                                                                      (DOLLARS IN THOUSANDS)
Interest-Earning Assets:

     Loan portfolios.................................  $      30,282        $         761              10.1%
     Mortgage-backed securities available for
     sale............................................         61,401                1,899              12.4%
     Other investments...............................          3,063                   27               3.5%
                                                      ----------------     ------------------    -------------
         Total interest-earning assets...............  $      94,746        $       2,687              11.3%
                                                      ----------------     ------------------    -------------

Interest-Bearing Liabilities:

     Borrowings (1)..................................  $      65,585        $      (1,270)              7.7%
                                                      ----------------     ------------------    -------------
         Total interest-bearing liabilities..........  $      65,585        $      (1,270)              7.7%
                                                      ----------------     ------------------    -------------

     Net interest income before provision for
       loan losses/spread  (2).......................                       $       1,417               3.6%
                                                                           ==================    =============
     Net interest margin  (3)........................                                                   6.0%
                                                                                                 =============

---------------------
(1)  Excludes borrowings related to investments in real estate.

(2) Net interest spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.
(3) Net interest margin represents net interest income divided by average interest-earning assets.

         REAL ESTATE OPERATIONS. Our real estate operations represent activity from our investment in various office buildings, retail stores, and other commercial property located in Oregon, California. During the quarter ended June 30, 2002, we realized a net loss of $0.1 million from real estate operations, compared with break-even operations for the quarter ended June 30, 2001. The decrease is primarily the result of a reduction in assets, reflecting sales of real estate during the last half of 2001.

CHANGES IN FINANCIAL CONDITION

         GENERAL. Total assets increased from approximately $82.1 million at December 31, 2001 to approximately $94.7 million at June 30, 2002. Total liabilities increased from approximately $43.3 million at December 31, 2001 to approximately $49.2 million at June 30, 2002. Stockholders' equity increased by approximately $2.7 million resulting primarily from net income of $10.2 million and increases in other comprehensive income of $0.3 million, partially offset by dividend payments of $2.6 million, the transfer of $3.5 million to Temporary Equity relating to the grant of the Stockholder Put Options, and the acquisition of treasury stock in the amount of $1.8 million.

         SECURITIES AVAILABLE FOR SALE. The balance of mortgage-backed securities available for sale increased from $51.8 million at December 31, 2001 to $54.2 million at June 30, 2002. The increase was primarily the result of the purchase of 100% of the outstanding senior mortgage-backed securities of Bear Stearns Structured Products Series Trust 2000-3 ("BSSPT 2000-3") for a purchase price of $8.2 million and an increase in market value of $6.3 million, which were partially offset by the sale of other mortgage-backed securities with a carrying value of $9.1 million and cash repayments of securities of $3.1 million.

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

         The Company has entered into an employment agreement, which entitles Robert G. Rosen to a bonus payment equal to $350,000 plus 10% of the excess of the cumulative net proceeds from the sale of the Company's mortgage-backed securities over a specified target amount (as defined in the employment agreement). The unrealized holding gain on securities available for sale included in other comprehensive income has been adjusted to reflect the amount of the bonus payable to Mr. Rosen under his employment agreement, assuming the Company had sold all of its mortgage-backed securities at a selling price equal to the carrying value at June 30, 2002.

         At June 30, 2002, securities available for sale were as follows:

                                                                                   Gross
                                          Amortized             Gross           Unrealized
                                          Cost (1)        Unrealized Gains        Losses           Fair Value
                                       --------------     ---------------    ---------------    ---------------
                                                               (DOLLARS IN THOUSANDS)

Mortgage-backed securities              $     48,911       $      5,529       $        270       $     54,170
                                       ==============     ===============    ===============    ===============

-----------------------
(1) The amortized cost of the securities reflects prior market valuation losses and impairments and excludes accrued interest of $0.2 million.

         LOANS. During the six months ended June 30, 2002, our loans decreased by approximately $4.7 million due primarily to the sale of a 46.6% participation interest in the French American International School loan in exchange for the Company's stock and the subsequent repayment of the loan by the borrower.

INVESTMENT IN WFSG. We sold our entire investment in Wilshire Financial Services Group Inc. ("WFSG") common stock. Prior to the sale, we had owned approximately 2.9 million shares, and as of December 31, 2001 had been considered the second largest shareholder. We had filed a change in control application (Form H-(e)1) with the Office of Thrift Supervision (the "OTS") on March 29, 2002. On May 1, 2002 the OTS provided a written request for additional information relating to the filing. Following the sale of the stock, we withdrew the Form H-(e)1 application with the OTS.

         OTHER ASSETS. Our other assets increased by approximately $2.6 million during the six months ended June 30, 2002. The increase was primarily the result of the capitalization of $1.8 million in deferred compensation payments relating to the acquisition of GEMB and loans of $0.8 million to certain executives under their employment agreements. As of June 30, 2002, our other assets consisted of capitalized deferred compensation of $1.8 million, loans to executives of $1.7 million, capitalized financing fees of $0.8 million, prepaid insurance of $0.5 million and other miscellaneous assets of $1.0 million.

         BORROWINGS. Borrowings increased by approximately $3.0 million during the six months ended June 30, 2002, primarily due to new borrowings in the amount of $10.5 million related to the purchase of mortgage-backed securities, partially offset by $7.5 million in principal payments.

         INCOME TAXES PAYABLE. Our income taxes payable increased to $2.4 million at June 30, 2002. This was the result of a provision for income taxes of $0.8 million and the establishment of a tax liability of $1.6 million relating to unrealized appreciation on our mortgage-backed securities portfolio. As of June 30, 2002, we had, for U.S. Federal tax purposes, a net operating loss carryforward (`NOL") of approximately $90 million, which begins to expire in 2018. The NOL may significantly reduce or eliminate the future payment of the tax liabilities. However, U.S. tax regulations impose limitations on the use of loss carryforwards following certain changes in ownership. If such a change occurs, the limitation could significantly reduce the amount of benefits that would be available to offset future taxable income each year, starting with the year of ownership change.

         STOCKHOLDERS' EQUITY. Stockholders' equity increased by approximately $2.7 million during the six months ended June 30, 2002 primarily due to our net income of $10.2 million and increases in other comprehensive income of $0.3 million. These increases were partially offset by our dividend payment of $2.6 million, the transfer of $3.5 million to Temporary Equity relating to the grant of the Stockholder Put Option, and our purchase of treasury stock of $1.8 million.

         On March 6, 2002, The Company granted put options to entities affiliated with Jordan D. Schnitzer, a former member of the Company's Board of Directors ("Schnitzer"), which entitles Schnitzer to require the Company to purchase certain shares of FCCG common stock at a specified price. As a result, a

$4.0 million obligation to purchase approximately 1.4 million shares under the put option agreements has been transferred from Stockholders' Equity to Temporary Equity on the Consolidated Statements of Financial Position as of March 31, 2002. The $0.5 million difference between the $3.05 per share purchase option price on certain of the shares and the $2.57 per share NASDAQ closing price of the stock on the date of grant, was deducted from Other Operating Income in the Statement of Operations as of June 30, 2002. A portion of the options were subsequently assigned or canceled in July 2002, resulting in a restoration of $1.7 million to Stockholders' Equity.

LIQUIDITY AND CAPITAL RESOURCES

         Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund investments, engage in loan acquisition and lending activities, meet collateral calls and for other general business purposes. The primary sources of funds for liquidity during the six months ended June 30, 2002 consisted of net cash provided by investing activities, including the cash repayments and sales related to our mortgage-backed securities, investment in WFSG, and loan portfolios.

         Our borrowings and the availability of further borrowings are substantially affected by, among other things, changes in interest rates, changes in market spreads whereby the market value of the collateral securing such borrowings may decline substantially, or decreases in credit quality of underlying assets. In the event of declines in market value or credit quality, we may be required to provide additional collateral for, or repay a portion of outstanding balances of, our short-term borrowing facilities. During the quarter ending June 30, 2002, we repaid or refinanced all of our remaining short-term fully-recourse repurchase agreements with non-recourse, short-term repurchase agreements held in wholly-owned subsidiaries. As a result, the potential risk to the Company from collateral calls is limited to the equity in the assets being financed, which at June 30, 2002 totaled $11.5 million. As of June 30, 2002, we had no outstanding collateral calls. For additional information with respect to our monthly mark-to-market of our securities available for sale portfolio, see "CHANGES IN FINANCIAL CONDITION-SECURITIES AVAILABLE FOR SALE."

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

         At June 30, 2002, we had total consolidated secured indebtedness of $40.9 million, as well as $8.3 million of other liabilities. The consolidated secured indebtedness consisted of (i) $13.2 million of non-recourse repurchase agreements secured by $24.7 million of mortgage-backed securities and (ii) $27.7 million outstanding of other borrowings maturing between 2003 and 2020, which are secured by real estate and mortgage-backed securities. Approximately $24.7 million of this indebtedness had terms that allowed the lender to request additional collateral if the value of the underlying collateral declined. However, due to the non-recourse nature of this debt, our exposure to collateral calls is limited to the equity in the assets being financed.

         Our borrowings are established through both short-term and long-term financing facilities. If interest rates increase significantly, the borrowing cost under the financing facility may also increase while the interest rate on the assets securing the loan may not increase at the same time or to the same degree.

         We have historically financed acquisitions of mortgage-backed securities through committed and uncommitted thirty-day repurchase agreements with major Wall Street investment banks. Repurchase agreements are secured lending arrangements that involve the borrower selling an asset to a lender at a fixed price with the borrower having an obligation to repurchase the asset within a specified period (generally 30 days) at a higher price reflecting the interest cost of the loan. If the lender marks the asset lower, the lender may request that the amount of the loan be reduced by cash payments from the borrower or additional collateral be provided by the borrower. Mortgage-backed securities subject to repurchase agreements may periodically be revalued by the lender, and a decline in the value (whether or not the lender recognizes the full fair value of the security) may result in the lender requiring us to provide additional collateral to secure the indebtedness.

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

         We consider the sale of assets to be a normal, recurring part of our operations and we are generating positive cash flow as a result of these transactions. However, excluding the sale of assets from time to time, we are currently operating with negative cash flow, since many of our assets do not generate current cash flows sufficient to cover current operating expenses. We believe that our existing sources of funds will be adequate for purposes of meeting our liquidity needs, however, there can be no assurance that this will be the case. Material increases in interest expense from variable-rate funding sources, collateral calls, or material decreases in monthly cash receipts, generally would negatively impact our liquidity. On the other hand, material decreases in interest expense from variable-rate funding sources or an increase in market value of our mark-to-market financial assets generally would positively affect our liquidity.

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

         The following tables quantify the potential changes in net interest income and net portfolio value as of June 30, 2002 should interest rates go up or down (shocked) by 100 to 200 basis points, assuming the yield curves of the rate shocks will be parallel to each other and instantaneous. Net portfolio value is calculated as the present value of cash in-flows generated from interest-earning assets net of cash out-flows in respect of interest-bearing liabilities. The cash flows associated with the loan portfolios and securities available for sale are calculated based on prepayment and default rates that vary by asset but not by changes in interest rates. Projected losses, as well as prepayments, are generated based upon the actual experience with the subject pool, as well as similar, more seasoned pools. To the extent available, loan characteristics such as loan-to-value ratio, interest rate, credit history and product types are used to produce the projected loss and prepayment assumptions that are included in the cash flow projections of the securities. The following tables apply the U.S. Treasury yield curve generally for assets and LIBOR for repurchase agreement liabilities and assume a uniform change in both rates. The tables assume that changes in interest rates occur instantaneously. The tables also reflect that the Company has a significant exposure to LIBOR rates since its repurchase agreement borrowings are generally based on LIBOR rates. Actual results could differ significantly from those estimated in the tables.

                                      Projected Percent Change In
-----------------------------------------------------------------------------------------------------------------

                                                                            Change in Annual
                                                                                   Net
Change in Interest Rates (1)   Net Interest Income   Net Portfolio Value     Interest Income     Portfolio Value
----------------------------   -------------------   -------------------    ----------------     ---------------

-200 Basis Points                    7.3%                    5.9%              $   27,000         $   2,408,000
-100 Basis Points                    3.6%                    3.0%              $   13,000         $   1,213,000
 0 Basis Points                      0.0%                    0.0%              $        -         $           -
 100 Basis Points                   -3.6%                   -2.2%              $  (13,000)        $    (901,000)
 200 Basis Points                   -7.3%                   -4.3%              $  (27,000)        $  (1,770,000)


-----------------
(1) Assumes that uniform changes occur instantaneously in both the yield on 10-year U.S. Treasury notes and the interest rate applicable to U.S. dollar deposits in the London interbank market.

         The following table sets forth information as to the type of funding used to finance the Company's assets as of June 30, 2002. As indicated in the table, a large percentage of the Company's fixed-rate assets are financed by floating-rate liabilities and the Company's variable-rate assets are generally funded by variable-rate liabilities which use the same index.

                             Assets and Liabilities
                               As of June 30, 2002
                             (Dollars in thousands)

                                                    ASSETS        INTEREST        LIABILITIES       INTEREST
                                                  -----------    -----------     --------------   -----------
INTEREST-BEARING ASSETS
Fixed-Rate Assets, Financed Floating........   $       54,170       Fixed        $    39,896          LIBOR
Fixed-Rate Assets, No Financing.............               92       Fixed               -             None
Variable-Rate Assets, No Financing..........            1,721       Prime               -             None
Cash, Restricted Cash, and Cash
  Equivalents...............................           23,920     Fed Funds             -             None
                                               ---------------                   -------------
                  Subtotal..................           79,903                          39,896
                                               ---------------                   -------------

OTHER ASSETS
Investments in Real Estate..................            4,443        N/A                1,023         Fixed
Investment in BEP...........................            6,246        N/A                 -            None
Other.......................................            4,058        N/A                 -            None
                                               ---------------                   -------------
                  Subtotal..................           14,747                           1,023
                                               ---------------                   -------------

LIABILITY ONLY
Income Taxes Payable........................            -                               2,375
Accounts Payable and Accrued
      Liabilities...........................            -                               5,897         None
                                               ---------------                   -------------
                  Subtotal..................            -                               8,272

-------------------------------------------------------------------------------------------------------------
                  Total                        $       94,650                    $     49,191
=============================================================================================================


         Asset and liability management involves managing the timing and magnitude of the repricing of assets and liabilities. It is the objective of the Company to attempt to control risks associated with interest rate movements. Asset and liability management can utilize a wide variety of off-balance sheet financial techniques to assist it in the management of interest rate risk. For example, in hedging the interest rate and exchange rate exposure of a foreign currency denominated asset or liability, we may enter into hedge transactions to counter movements in the different currencies as well as interest rates in those currencies. These hedges may be in the form of currency and interest rate swaps, options, and forwards, or combinations thereof. At June 30, 2002, the Company had one open hedging investment which consisted of the short sale, for September 2002 delivery, of $5.0 million in FNMA 30-year, 6% bonds.

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

         The following tables set forth the estimated maturity or repricing of the Company's interest-earning assets and interest-bearing liabilities at June 30, 2002 (dollars in thousands):

                                           Within         4 to 12      One Year to     More than
                                          3 Months         Months         3 Years        3 Years     TOTAL
                                        -------------  -------------  ------------  ------------ ------------
INTEREST-SENSITIVE ASSETS(1):
Cash and cash equivalents..............  $    23,920    $        -     $        -    $        -  $    23,920
Securities available for sale..........            -             -                       54,170       54,170
Loans..................................            -         1,721              -            92        1,813
                                        -------------  ------------   ------------  ------------ ------------
Total rate-sensitive assets............  $    23,920    $    1,721     $        -    $   54,262   $   79,903
                                        =============  ============   ============  ============ ============

INTEREST-SENSITIVE LIABILITIES:
Borrowings............................   $    39,896    $    1,023     $        -    $        -   $   40,919
                                        -------------  ------------   ------------  ------------ ------------
Total rate-sensitive liabilities......   $    39,896    $    1,023     $        -    $        -   $   40,919
                                        =============  ============   ============  ============ ============

Interest rate sensitivity gap.........   $   (15,976)   $      698     $         -   $   54,262
Cumulative interest rate sensitivity
   Gap................................   $   (15,976)   $  (15,278)    $   (15,278)  $   38,984
Cumulative interest rate sensitivity
   gap as a percentage of total
   rate-sensitive assets..............           -20%          -19%            -19%          49%


----------------
(1)  Real estate property holdings are not considered interest rate sensitive.

FORWARD-LOOKING STATEMENTS

CERTAIN STATEMENTS CONTAINED HEREIN AND CERTAIN STATEMENTS CONTAINED IN FUTURE FILINGS BY THE COMPANY WITH THE SEC MAY NOT BE BASED ON HISTORICAL FACTS AND ARE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. FORWARD-LOOKING STATEMENTS, WHICH ARE BASED ON VARIOUS ASSUMPTIONS (SOME OF WHICH ARE BEYOND THE COMPANY'S CONTROL), MAY BE IDENTIFIED BY REFERENCE TO A FUTURE PERIOD OR PERIODS, OR BY THE USE OF FORWARD-LOOKING TERMINOLOGY, SUCH AS "MAY," "WILL," "BELIEVE," "EXPECT," "ANTICIPATE," "CONTINUE," OR SIMILAR TERMS OR VARIATIONS ON THOSE TERMS, OR THE NEGATIVE OF THOSE TERMS. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE SET FORTH IN FORWARD-LOOKING STATEMENTS DUE TO A VARIETY OF FACTORS, INCLUDING, BUT NOT LIMITED TO, THOSE RELATED TO THE ECONOMIC ENVIRONMENT, PARTICULARLY IN THE MARKET AREAS IN WHICH THE COMPANY OPERATES, THE FINANCIAL AND SECURITIES MARKETS AND THE AVAILABILITY OF AND COSTS ASSOCIATED WITH SOURCES OF LIQUIDITY, COMPETITIVE PRODUCTS AND PRICING, THE REAL ESTATE MARKET, FISCAL AND MONETARY POLICIES OF THE U.S. GOVERNMENT, CHANGES IN PREVAILING INTEREST RATES, DEFAULT ASSUMPTIONS AND PREPAYMENT ASSUMPTIONS, ACQUISITIONS AND THE INTEGRATION OF ACQUIRED BUSINESSES, CREDIT RISK MANAGEMENT, ASSET/LIABILITY MANAGEMENT AND THE IMPACT OF ONGOING LITIGATION. EXCEPT AS MAY BE REQUIRED BY LAW, THE COMPANY DOES NOT UNDERTAKE, AND SPECIFICALLY DISCLAIMS ANY OBLIGATION, TO PUBLICLY RELEASE THE RESULTS OF ANY REVISIONS WHICH MAY BE MADE TO ANY FORWARD-LOOKING STATEMENTS TO REFLECT THE OCCURRENCE OF ANTICIPATED OR UNANTICIPATED EVENTS OR CIRCUMSTANCES AFTER THE DATE OF SUCH STATEMENTS.

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

         As a result of the mediation process, the claimants and a group of the defendants, including the Company, its subsidiaries and Messrs. Wiederhorn and Mendelsohn have reached a settlement, the terms of which are set forth in a settlement agreement. The claimants have also entered into a series of settlements with several other parties to the above referenced litigation. The settlement agreement and the payments to be made thereunder are made in compromise of disputed claims and are not an admission of any liability of any kind. The settlement has an effective date of May 13, 2002, but it is subject to a number of conditions precedent before any funds may be distributed under the settlement agreement, including, among other things, court approval and the entry of a bar order in each of the CCL Lawsuits pending before the United States District Court for the District of Oregon. The court approved the settlement and entered the claims bar order on June 19, 2002.

         Claimants have filed motions for approval of settlements totaling in excess of $100 million. Pursuant to the settlement agreement in which the Company is participating, the defendants and their insurers have agreed to pay the claimants the sum of $40.0 million, which includes the purchase for $10.5 million by one defendant of stock held by the receiver. The Company has agreed to pay a portion of the settlement amount. Due to the reserves previously established by the Company, the Company's settlement payment will not have a material impact on the Company's financial position or results of operations. Any amounts paid by the Company in connection with the settlement will not be subject to reimbursement from the Company's insurance carriers. The payment was made by the Company on July 10, 2002.

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

         In addition to the civil litigation, the CCL failure has led to governmental investigations, including a criminal investigation, which criminal investigation is ongoing. Messrs. Wiederhorn and Mendelsohn have received letters from the United States Attorney's office in Portland, Oregon, advising them that they are the targets of a grand jury investigation into the failure of CCL. At this stage, it is not possible to predict the outcome of this investigation. Messrs. Wiederhorn and Mendelsohn, pursuant to the terms of their respective employment agreements with the Company, may be entitled to indemnity for litigation expenses and personal losses from the Company in connection with such investigations and any litigation related thereto. Messrs. Wiederhorn and Mendelsohn have notified the Company that they are reserving their rights to seek such indemnity. Messrs. Wiederhorn and Mendelsohn also may be entitled to indemnification for litigation expenses and personal losses from other defendants named in the CCL Lawsuits in connection with such investigations and any litigation related thereto. At this time, it is not possible to determine the extent of liability, if any, the Company may face with regard to such indemnity claims because of the preliminary nature of the investigation. The Company has not agreed to any such indemnity requests.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5.  OTHER INFORMATION.

         TRANSACTIONS WITH AFFILIATES

         STOCKHOLDER PROPERTY OPTION; COMPANY PROPERTY OPTION

                  As discussed in "NOTE 6 - Subsequent Events" in the notes to the financial statements, we agreed with Edward P. Borst and Jordan D. Schnitzer, a former director of the Company (collectively, the "Stockholder"), to terminate our option to put our interest in a property located in Wilsonville, Oregon to them, due to difficulties related to the timing of parceling the property as required by the Company Property Option. At the same time, the parties reached agreement with respect to the option of the Stockholder to put 727,235 shares of the Company to us in exchange for the Wilsonville property. The Stockholder decided to retain 484,235 shares of our stock and the option with respect to those shares was terminated. We assigned our obligation to purchase the remaining shares to a number of other investors. All of the other investors were unaffiliated to us, except that Donald J. Berchtold, who is one of the Company's officers and the father-in-law of CEO Andrew Wiederhorn, acquired 40,000 shares.

         STOCK PURCHASE LOANS TO OFFICERS

                  Historically, we have negotiated employment agreements with senior executives, which allow these executives to borrow from us, up to a specified maximum amount to purchase shares of our common stock. These loans are full recourse, secured loans bearing interest at the prime rate. We believe that encouraging stock ownership by our executives more closely aligns these executives' interests with those of the shareholders. At June 30, 2002, we had outstanding stock purchase loans to Messrs. Wiederhorn, Mendelsohn and Rosen, including accrued interest, of approximately $880,000, $61,000 and $852,000, respectively. The loans are described as follows:

                  ANDREW WIEDERHORN. On February 21, 2002, we loaned Mr. Wiederhorn $175,000 to finance the purchase of our common stock. This loan is fully recourse to Mr. Wiederhorn and is secured by all of Mr. Wiederhorn's rights under his employment agreement. We are entitled to net amounts payable by us under the employment agreement against any amounts payable by Mr. Wiederhorn upon any default or at maturity of the loan. At Mr. Wiederhorn's direction (in accordance with the terms of his employment agreement), on February 21, 2002, we loaned a limited partnership controlled by Mr. Wiederhorn's spouse (the "LP") $687,000 to finance the purchase of our common stock. The loan is secured by the membership interests of two limited liability companies owned by the LP. The limited liability companies each own a parcel of real property in Oregon and have no liabilities. At the time of the loan, the real property had an appraised value of $725,000. The loan is also guaranteed by Mr. Wiederhorn. The common stock purchased with the proceeds of these loans does not serve as security for the loans.

                  LAWRENCE MENDELSOHN. On December 6, 1999, we loaned Mr. Mendelsohn $49,219 to finance the purchase of our common stock. Mr. Mendelsohn's loan is secured by a pledge of our common stock purchased by Mr. Mendelsohn with the proceeds of the loan.

                  ROBERT G. ROSEN. On December 27, 1999, we loaned Mr. Rosen $47,868 to finance the purchase of our common stock. In September 2000, we loaned Mr. Rosen $798,000 to finance the purchase of our common stock. These loans are fully recourse to Mr. Rosen and are secured by all of Mr. Rosen's rights under his employment agreement. We are entitled to net amounts payable by us under the employment agreement against any amounts payable by Mr. Rosen upon any default or at maturity of the loans. As additional security for the payment of all amounts due under the loans, Mr. Rosen agreed (i) to deliver annual financial statements of his financial condition to us during the period that the loans remained outstanding, (ii) that he would not create or incur any liens upon the whole or any part of his present of future assets without our prior written consent, and (iii) to deliver all of his shares of our stock to us, as custodian pursuant to the terms of a custody agreement.

                  Further information on these loans to executives is included in our annual proxy statement for 2001 and prior years and these executives' employment agreements have been previously filed with the SEC.

         LOAN TO EXECUTIVE OFFICER

                  On July 9, 2002, we loaned Mr. Wiederhorn $2.0 million. This loan is fully recourse to Mr. Wiederhorn and is secured by trust deeds on two residences located in Oregon. The loan is due on August 1, 2007 and bears interest at 8.5% per annum, payable monthly. The Board of Directors (with Mr. Wiederhorn abstaining) approved the transaction on July 9, 2002.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits

                  11       Computation of Per Share Earnings

                  99.1     CEO and CFO Certification

         (b)  Reports on Form 8-K:

              A current report on Form 8-K was filed with the Securities and Exchange Commission by the Company on May 14, 2002 disclosing the settlement of a series of lawsuits relating to the receivership of Capital Consultants, L.L.C.

                           SIGNATURES

         Pursuant to the requirements of the exchange act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

               Fog Cutter Capital Group Inc.

                   By:  /s/ Andrew A. Wiederhorn
                   -----------------------------------------
                   Andrew A. Wiederhorn
                   Chairman and Chief Executive Officer


                   By:  /s/ Lawrence A. Mendelsohn
                   -----------------------------------------
                   Lawrence A. Mendelsohn
                   President


                   By:  /s/ R. Scott Stevenson
                   -----------------------------------------
                   R. Scott Stevenson
                   Senior Vice President and Chief Financial Officer


Date:  August 1, 2002