Form 10-Q
period 2002-09-30
FOG CUTTER CAPITAL GROUP INC
filed 2002-11-14
CIK 1048566

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-23911

Fog Cutter Capital Group Inc.

(Exact name of registrant as specified in its charter)

Maryland	52-2081138
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1410 SW Jefferson Street Portland, OR 97201
(Address of principal executive offices) (Zip Code)

(503) 721-6500
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2002
Common Stock, par value $0.0001 per share	9,639,760 shares

FOG CUTTER CAPITAL GROUP INC.

FORM 10-Q

I N D E X

PART I – FINANCIAL INFORMATION

ITEM 1.   INTERIM FINANCIAL STATEMENTS

FOG CUTTER CAPITAL GROUP INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(dollars in thousands, except share data)

	September 30, 2002	December 31, 2001
	(Unaudited)
Assets

Cash and cash equivalents	$17,733	$6,753
Securities available for sale, at estimated fair value	62,624	51,783
Loans	2,156	4,819
Investments in real estate held for sale	4,426	4,471
Investments in WFSG	—	5,893
Investment in BEP	6,032	5,195
Other assets (see Note 4)	9,367	3,143
Total assets	$102,338	$82,057

Liabilities and Stockholders’ Equity

Liabilities:
Borrowings	$39,508	$37,966
Income taxes payable	6,213	—
Accounts payable and accrued liabilities	5,109	5,292
Total liabilities	50,830	43,258

Commitments and Contingencies (see Note 5)

Temporary Equity:
Common stock subject to put options	3,878	—

Stockholders’ Equity:
Preferred stock, $.0001 par value; 25,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.0001 par value; 200,000,000 shares authorized; 11,512,100 shares issued in 2002 and 11,500,100 issued in 2001; 9,638,260 shares outstanding in 2002 and 10,507,413 in 2001	167,012	166,981
Treasury stock; 1,873,840 common shares in 2002 and 992,687 common shares in 2001, at cost	(4,436)	(2,171)
Common stock subject to put options	(3,131)	—
Accumulated deficit	(120,147)	(128,131)
Recourse loans to officers to acquire stock	—	(171)
Accumulated other comprehensive income	8,332	2,291
Total stockholders’ equity	47,630	38,799
Total liabilities and stockholders’ equity	$102,338	$82,057

The accompanying notes are an integral part of these consolidated financial statements.

FOG CUTTER CAPITAL GROUP INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(dollars in thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net interest income:
Loans	$67	$673	$259	$2,199
Securities	1,445	1,715	4,489	5,865
Other investments	156	31	295	177
Total interest income	1,668	2,419	5,043	8,241
Interest expense	578	1,054	1,686	3,895
Net interest income	1,090	1,365	3,357	4,346

Real estate operations:
Operating income	—	679	—	1,885
Operating expense	(9)	(111)	(39)	(339)
Interest expense	(27)	(343)	(83)	(1,046)
Depreciation	(17)	(133)	(50)	(400)
Total real estate operations	(53)	92	(172)	100

Other operating income (loss):
Equity in (loss) earnings of BEP	(352)	(361)	1,697	(1,163)
Gain on sale of loans and securities	3,526	452	13,827	1,002
Market valuation losses and impairments	—	(4,619)	—	(8,700)
Loan origination fees	793	—	1,299	—
Other revenue	(496)	110	(748)	(6)
Total other operating income (loss)	3,471	(4,418)	16,075	(8,867)

Operating expenses:
Compensation and employee benefits	1,514	672	3,254	2,932
Professional fees	476	222	1,421	781
Other	868	573	1,978	1,996
Total operating expenses	2,858	1,467	6,653	5,709

Net income (loss) before provision for income taxes and cumulative effect of a change in accounting principle	1,650	(4,428)	12,607	(10,130)
Provision for income taxes	—	—	(800)	—
Net income (loss) before cumulative effect of a change in accounting principle	1,650	(4,428)	11,807	(10,130)
Cumulative effect of a change in accounting principle	—	—	—	(1,021)
Net income (loss)	$1,650	$(4,428)	$11,807	$(11,151)

The accompanying notes are an integral part of these consolidated financial statements.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Basic net income (loss) per share before cumulative effect of a change in accounting principle	$0.17	$(0.42)	$1.18	$(0.96)
Cumulative effect of a change in accounting principle per share	—	—	—	(.10)
Basic net income (loss) per share	$0.17	$(0.42)	$1.18	$(1.06)

Weighted average shares outstanding	9,764,343	10,507,413	9,997,472	10,507,413

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001

Diluted net income (loss) per share before cumulative effect of a change in accounting principle	$0.17	$(0.42)	$1.17	$(0.96)
Cumulative effect of a change in accounting principle per share	—	—	—	(.10)
Diluted net income (loss) per share	$0.17	$(0.42)	$1.17	$(1.06)

Diluted weighted average shares outstanding	9,907,564	10,507,413	10,121,512	10,507,413

The accompanying notes are an integral part of these consolidated financial statements.

FOG CUTTER CAPITAL GROUP INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(dollars in thousands, except share data)

							Recourse Loans to Officers to Acquire Stock
					Common Stock Subject to Put Options			Accumulated Other Comprehensive Income

	Common Stock		Treasury Stock			Accumulated Deficit
	Shares(1)	Amount	Shares	Amount					Total

Balance at January 1, 2002	10,507,413	$166,981	992,687	$(2,171)	$—	$(128,131)	$(171)	$2,291	$38,799
Comprehensive income:
Net income	—	—	—	—	—	11,807	—	—	11,807
Other comprehensive income:
Foreign currency translation	—	—	—	—	—	—	—	550	550
Unrealized holding gains on securities available for sale	—	—	—	—	—	—	—	7,791	7,791
Reclassification adjustment for net gainson securities included innet income	—	—	—	—	—	—	—	(2,300)	(2,300)
Total comprehensive income									17,848
Common stock issued pursuant to exercise of stock options	12,000	31	—	—	—	—	—	—	31
Net change in recourse loans to officers to acquire stock	—	—	—	—	—	—	171	—	171
Dividends declared	—	—	—	—	—	(3,823)	—	—	(3,823)
Transfer to temporary equity:
Put option agreements	—	—	—		(3,131)	—	—		(3,131)
Treasury stock acquired	(881,153)	—	881,153	(2,265)	—	—	—	—	(2,265)
Balance at September 30, 2002	9,638,260	$167,012	1,873,840	$(4,436)	$(3,131)	$(120,147)	$—	$8,332	$47,630

(1)  Issued and outstanding.

The accompanying notes are an integral part of these consolidated financial statements.

FOG CUTTER CAPITAL GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$1,650	$(4,428)	$11,807	$(11,151)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	64	183	203	549
Market valuation losses and impairments	—	4,619	—	8,700
Loss on foreign currency translation	(6)	—	(20)	116
Gain on sale of securities available for sale	(3,357)	(452)	(14,061)	(452)
Gain on sale of real estate	—	(141)	(17)	(141)
Gain on sale of loans	(169)	—	234	(550)
Loss on sale of other assets	—	31	—	31
Equity in losses (earnings) in BEP	352	361	(1,697)	1,163
Cumulative effect of a change in accounting principle	—	—	—	1,021
Other	380	—	729	—
Change in:
Accrued interest receivable	14	(135)	(123)	94
Other assets	179	(298)	214	(17)
Accounts payable and accrued liabilities	(2,272)	(293)	(2,355)	(1,024)
Net cash used in operating activities	(3,165)	(553)	(5,086)	(1,661)
CASH FLOWS FROM INVESTING ACTIVITIES:
Repayments of securities available for sale	1,512	160	4,362	1,006
Purchase of securities available for sale	—	—	(8,250)	(695)
Proceeds from sale of loans	—	—	—	7,304
Proceeds from sale of securities available for sale	2,604	5,017	25,139	7,361
Purchase of loans and discounted loans	(2,102)	(100)	(2,128)	(1,293)
Principle repayments on loans and discounted loans	38	11	2,789	38
Proceeds from sale of real estate	—	1,441	—	1,539
Loans to executives	(2,000)	—	(2,750)	—
Repayment of loans to executives	100	—	134	—
Transfers from restricted cash	2,579	—	—	—
Proceeds from investment in BEP	—	—	1,381	—
Payments made in connection with acquisition of subsidiary	—	—	(1,850)	—
Purchase of treasury stock	(432)	—	(432)	—
Other	(82)	(21)	(106)	(69)
Net cash provided by investing activities	2,217	6,508	18,289	15,191
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	—	1,028	10,508	1,488
Repayments on borrowings	(1,412)	(7,496)	(8,968)	(14,472)
Payment of dividends	(1,275)	—	(3,823)	(1,366)
Other	—	—	31	(858)
Net cash used in financing activities	(2,687)	(6,468)	(2,252)	(15,208)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	27	1	29	(14)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(3,608)	(512)	10,980	(1,692)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	21,341	2,214	$6,753	3,394
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$17,733	$1,702	$17,733	$1,702
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$594	$1,455	$1,768	$5,050
Cash paid for Taxes	$—	$—	$—	$—
Sale of loan in exchange for treasury stock	$—	$—	$1,833	$—

The accompanying notes are an integral part of these consolidated financial statements.

FOG CUTTER CAPITAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying interim consolidated financial statements of Fog Cutter Capital Group Inc. and Subsidiaries (“FCCG” or the “Company”) are unaudited and have been prepared in conformity with the requirements of Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), particularly Rule 10-01 thereof, which governs the presentation of interim financial statements.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  The accompanying interim consolidated financial statements should be read in conjunction with the Company’s 2001 Annual Report on Form 10-K.  A summary of the Company’s significant accounting policies is set forth in Note 2 to the consolidated financial statements in the 2001 Annual Report on Form 10-K.

In the Company’s opinion, all adjustments, comprised of normal recurring accruals necessary for the fair presentation of the interim financial statements, have been included in the accompanying consolidated financial statements.  Operating results for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Certain items in the previously reported consolidated financial statements were reclassified to conform to the September 30, 2002 presentation, none of which affect previously reported results of operations.

At September 30, 2002, certain Company officers and directors controlled, directly or indirectly, the significant voting majority of the Company.

NOTE 2 - SIGNIFICANT TRANSACTIONS

In February 2002, the Company purchased 100% of the outstanding senior securities of Bear Stearns Structured Products Series Trust 2000-3 (“BSSPT 2000-3”) from third party investors for a purchase price of $8.2 million.  The Company had previously acquired the subordinate securities and, as a result of this transaction, became the beneficial owner of 100% of BSSPT 2000-3.  The acquisition was financed with repurchase agreements in the amount of $7.4 million.  In order to provide for the orderly liquidation of its investment in these securities, in March 2002, the Company elected to liquidate BSSPT 2000-3 and took direct ownership of the 67 underlying residential mortgage-backed securities owned by the trust.  The Company has subsequently sold 23 of the 67 mortgage-backed securities, which had a carrying value of $8.6 million.  The net proceeds from the sales totaled $14.2 million.  The Company repaid $7.0 million of short-term indebtedness collateralized by mortgage-backed securities and recorded a $7.3 million gain on the sales.

The Company has declared and paid a $0.13 per share cash dividend for each calendar quarter to date during 2002.

On March 6, 2002, the Company purchased a total of 713,043 shares of its common stock from entities affiliated with Jordan D. Schnitzer, a former member of the Company’s Board of Directors (“Schnitzer Entities”). The shares were purchased in exchange for a 46.60% participation interest in the unpaid principal balance (as of December 31, 2001) of the French American International School Loan (the “FAS Loan”), which was held by the Company.  The parties valued the transaction at approximately $2.175 million, or $3.05 per share.  On March 6, 2002, the closing price of the Company’s stock as listed on NASDAQ was $2.57 per share.  The $0.4 million difference between the $2.57 per share closing price of the stock and the carrying value of the 46.60% interest in the loan was included in the Statement of Operations as a reduction in gains on sale of loans and securities.

The Company also granted an option (the “Stockholder Put Option”) to the Schnitzer Entities, which entitled the Schnitzer Entities to require the Company to purchase an additional 713,042 shares of FCCG common stock for $3.05 per share, less any dividends paid by the Company on the shares between March 6, 2002 and the option closing date, plus interest accrued on the net option price at a rate equal to 10.00% per annum.  In the event the Stockholder Put Option was exercised, payment for the shares was to be made by delivery of an additional 46.60% participation interest in the FAS Loan, plus 46.60% of all principal payments received by the Company on the FAS Loan since December 31, 2001, plus interest on the net option price at a rate equal to 10.00% per annum, less any dividends paid by the Company on the shares between March 6, 2002 and the option closing date.

On April 2, 2002, the FAS Loan receivable, with a carrying value (net of the 46.6% participation agreement with Schnitzer) of $2.5 million, was paid in full by the borrower.  Net proceeds from the repayment totaled $2.6 million.  The loan receivable had served as collateral for a $3 million line of credit, which at the time of the repayment had no borrowings outstanding. Future draws against the line of credit will not be available to the Company unless the lender agrees to accept substituted collateral.

The Schnitzer Entities exercised the Stockholder Put Option on September 12, 2002.  Prior to the exercise, the Company had assigned its obligation to purchase 544,932 shares to certain third parties, including Donald Berchtold, an officer of the Company and the father-in-law of CEO Andrew Wiederhorn.  Mr. Berchtold agreed to purchase 7,000 shares for his own account, and 31,099 shares as custodian for certain minor children, including Mr. Wiederhorn’s minor children.  All of the other assignments were to non-affiliated assignees.  The Company purchased the remaining 168,110 shares under the Stockholder Put Option for $0.5 million.  Of this amount, $0.4 million (representing the market price of the shares as quoted on NASDAQ on the grant date) was recorded as treasury stock, and the remaining $0.1 million was recorded as a charge to earnings during the nine months ended September 30, 2002.

The Company had granted an option (the “Stockholder Property Option”) to Jordan D. Schnitzer and Edward P. Borst (collectively the “Stockholder”), which entitled the Stockholder to require the Company to purchase an additional 727,235 shares of FCCG common stock for $0.3 million in cash, plus delivery of the Company’s interest in approximately 10.9 acres of land in Wilsonville, Oregon, less any dividends paid by the Company on the shares between March 6, 2002 and the option closing date.  At the same time, the Company also received an option (the “Company Property Option”) from the Stockholder, which entitled the Company to require the Stockholder to purchase the Company’s interest in approximately 10.9 acres of land in Wilsonville, Oregon, subject to certain conditions, for $1.9 million, plus any cash dividends paid on 623,265 shares of FCCG common stock owned by the Stockholder.

On July 17, 2002, the Company and the Stockholder terminated the Company Property Option, and amended the Stockholder Property Option.  The parties agreed to cancel the option agreement with respect to 484,235 shares of FCCG common stock and the Company assigned its obligation to purchase the remaining 243,000 shares to certain third parties, including Donald Berchtold, an officer of the Company and the father-in-law of CEO Andrew Wiederhorn, who agreed to purchase 40,000 of the shares from the Stockholder.  As a result of the assignment and cancellation, the Stockholder Property Option had no effect on the earnings or equity of the Company at September 30, 2002.

On May 13, 2002, the Company and two of its executives, Andrew Wiederhorn and Lawrence Mendelsohn, announced that they had reached a settlement with the claimants in a series of lawsuits (the “CCL Lawsuits”) relating to the receivership of Capital Consultants, L.L.C. (“CCL”).  Under the terms of the settlement, the Company and Messrs. Wiederhorn and Mendelsohn are released and discharged from any and all claims, losses or damages arising or in any way related to CCL or any matters raised, or which could have been raised in the CCL Lawsuits.  The agreement also provides protection against potential claims which may be made by parties who are not participants in the settlement.

The settlement agreement and the payment made thereunder are made in compromise of disputed claims and are not an admission of any liability of any kind.  The settlement has an effective date of May 13, 2002, but it is subject to a number of conditions before any funds can be distributed, including, among other things, court approval and the entry of a claims bar order in each of the CCL Lawsuits pending before the United States District Court for the District of Oregon.  The court approved the settlement and issued the claims bar order at a hearing on June 19, 2002.  The Company’s portion of the settlement payment was made on July 10, 2002 and did not have a material impact on its financial position or results of its operations due to the previously established settlement reserve.

Mr. Mendelsohn resigned for personal reasons as President and as a director of the Company on August 30, 2002.

On May 15, 2002, the Company made a $2.3 million capital investment in a newly formed, wholly owned subsidiary, Fog Cap Commercial Lending Inc. (“FCCL”).  FCCL then acquired a 51% ownership interest in Fog Cap GEMB Holdings LLC (“GEMB Holdings”).  GEMB Holdings subsequently purchased all of the assets and certain identified liabilities of George Elkins Mortgage Banking Company, L.P. (“GEMB L.P.”), a California mortgage banking operation, which provides brokerage services related to the production of commercial real estate mortgages.  FCCL also purchased a 51% ownership interest in SJGP, Inc.  SJGP, Inc., as the manager of GEMB Holdings, will act as a broker of commercial mortgages through four Southern California branches doing business as George Elkins Mortgage Banking Company. The primary reason for the acquisition was to pursue special situation lending opportunities through Elkins’ distribution platform and to increase its loan brokerage volume and profitability through the development of additional lender relationships.

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

The following supplemental pro forma information discloses the results of operations for the quarters ended September 30, 2002 and 2001, and for the nine months ended September 30, 2002 and 2001 as though the acquisition had been completed as of the beginning of the period being reported:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(dollars in thousands)

Net interest income	$1,090	$1,365	$3,357	$4,346
Real estate operations	(53)	92	(172)	100
Other operating income	3,471	(3,835)	16,576	(7,118)
Operating expenses	(2,858)	(2,137)	(7,159)	(7,719)
Net income (loss) before provision for taxes and cumulative effect of a change in accounting principle	1,650	(4,515)	12,602	(10,391)
Provision for income taxes	—	—	(800)	—
Net income (loss) before cumulative effect of a change in accounting principle	1,650	(4,515)	11,802	(10,391)
Cumulative effect of a change in accounting principle	—	—	—	(1,021)
Net income (loss)	$1,650	$(4,515)	$11,802	$(11,412)

Basic net income (loss) per share before cumulative effect of a change in accounting principle	$0.17	$(0.43)	$1.18	$(0.99)
Cumulative effect of a change in accounting principle per share	—	—	—	(0.10)
Basic net income (loss) per share	$0.17	$(0.43)	$1.18	$(1.09)

In May 2002, the Company sold, through several brokerage transactions to third parties, its entire holdings of approximately 2.9 million shares of the common stock of Wilshire Financial Services Group, Inc. (“WFSG”).  The sales were prompted by improved market conditions surrounding WFSG and resulted in cash to the Company of $9.9 million.  The sales transactions resulted in a net increase in stockholders’ equity of $3.2 million.  With the disposal of its entire interest in WFSG, the Company withdrew its application for change in control of a bank holding company (Form H-(e)1), which had been filed with the Office of Thrift Supervision on March 29, 2002.

On July 9, 2002, the Company loaned Mr. Wiederhorn $2.0 million.  This loan is fully recourse to Mr. Wiederhorn and is secured by trust deeds on two residences located in Oregon.  The loan is due on August 1, 2007 and bears interest at 8.5% per annum, payable monthly.  The Company believes these terms are comparable to, or more favorable to the Company than, loans available from unaffiliated third parties negotiated in arms-length transactions.  The Board of Directors, with Mr. Wiederhorn abstaining, approved this transaction.  The loan was approved and funded prior to the enactment of the Sarbanes – Oxley Act of 2002.

On July 25, 2002, the Company purchased two Great Britain pound (“GBP”) put options as a partial currency hedge on its investment in the United Kingdom.  The first contract entitles the Company to sell GBP 1.0 million for U.S. dollars (“USD”) at an exchange rate of 1.46 USD per one GBP.  The option expires on September 26, 2003.  The second contract entitles the Company to sell GBP 7.5 million for USD at an exchange rate of 1.46 USD per one GBP.  The option expires on December 26, 2003.  The fair value of the option contracts at September 30, 2002 was $0.2 million and is included in other assets.

On August 8, 2002, the Company entered into an agreement (the “Assignment”), effective July 31, 2002, in which the Company accepted the assignment of the obligations of the grantor under a put option granted by Andrew A. Wiederhorn to Lawrence A. Mendelsohn, (“Mendelsohn”), an individual, MFLP, L.P. (“MFLP”), RPM Capital, LLC (“RPM”), AIM Capital, LLC (“AIM”), S&S Investors, LLC (“S&S”), and Joyce Mendelsohn (together with Mendelsohn, MFLP, RPM, AIM and S&S, each, a “Stockholder”), each of whom is a stockholder of the Company, pursuant to a Stock Option and Voting Agreement dated October 16, 2001.  Mr. Wiederhorn is the Chairman of the Board and Chief Executive Officer of the Company.  At the time of the assignment, Mr. Mendelsohn was the President and a member of the Board of Directors of the Company.  Mr. Mendelsohn resigned from the Company on August 30, 2002.

Under the Assignment, the Stockholders have the option (the “Put Option”) to require the Company to purchase up to 1,044,760 shares of the Company’s common stock (the “Option Shares”) at a price per share equal to eighty percent (80%) of the book value per share of the Company as of the end of the most recent calendar month preceding the delivery of the exercise notice (the “Evaluation Date”).  The option price per share is reduced by any dividends paid (or declared with a record date) between the Evaluation Date and the settlement of shares purchased as a result of the exercise of the Put Option.

The Stockholders’ right to require the Company to purchase the Option Shares commenced on July 31, 2002 and will expire on October 16, 2006 (such period, the “Exercise Period”).  At any time during the Exercise Period, Mendelsohn, acting as agent for the Stockholders, may exercise the Put Option to require the Company to purchase any or all of the Option Shares.  In the event that an exercise notice is delivered, the Put Option shall lapse with respect to any Option Shares not specified as shares included in the exercise notice.  One third of the purchase price for any shares purchased under the Option Agreement will be paid to the Stockholders at closing.  The remaining purchase price will be paid in accordance with a promissory note which matures 11 months following the closing date and which bears interest at 0% for the first 90 days and 12% per annum thereafter.  The note may be prepaid at any time without penalty or premium.

In accordance with SEC Accounting Series Release 268, the assumption of the Assignment resulted in the Company recording $3.9 million in Temporary Equity on the Statement of Financial Condition as of September 30, 2002.  Of this amount, $3.1 million was deducted from permanent Stockholders’ Equity.  The remaining $0.8 million, representing the difference between the strike price of the option shares and the quoted price of the Option Shares on NASDAQ on the assumption date, was recorded as a charge to earnings.

On August 14, 2002, the Company acquired approximately $6.7 million in outstanding debt of DAC International, Inc. (“DAC”) for a purchase price of approximately $2.0 million.  DAC produces and markets lens manufacturing equipment.  The debt is evidenced by a new promissory note, which bears interest at the greater of the Prime Rate plus 2% or the Federal Funds Rate plus 2.5%.  The note requires monthly principal and interest payments and matures on August 1, 2004.  The note is secured by substantially all of the assets of DAC.  As of September 30, 2002, DAC had made all of the required payments under the note.

NOTE 3 – VALUATION OF MORTGAGE-BACKED SECURITIES

The fair value of the Company’s investment in mortgage-backed securities is determined at each reporting date either through lender/broker quotes or by calculating the present value of the anticipated cash flows from the underlying collateral using certain assumptions.  These assumptions include:  (i) future rate of prepayment; (ii) discount rate used to calculate present value; and (iii) default rates and loss severity on loan pools underlying the mortgage-backed securities.  At September 30, 2002, the range of key economic assumptions used to determine the fair value of the securities was as follows: an annual prepayment speed ranging from 19% to 30%; a monthly constant default rate ranging from 0.11% to 0.48%; a loss severity ranging from 40% to 55%; and a discount rate of 13% for the BB-rated securities, 18% for the B-rated securities and 20% for the unrated securities.

The Company evaluates, on an ongoing basis, the carrying value of its securities portfolio, which is accounted for as available-for-sale.  To the extent differences between the book basis of the securities and their current market values are deemed to be temporary in nature, such unrealized gains or losses are reflected directly in equity as “other comprehensive income or loss.”  Declines in fair value are considered other-than-temporary when: (i) the carrying value of the beneficial interests exceeds the fair value of such beneficial interests using current assumptions, and (ii) the timing and/or extent of cash flows expected to be received on the beneficial interests has adversely changed from the previous valuation date.  To the extent declines in fair value are considered other-than-temporary, a write-down is recorded in “Market Valuation Losses and Impairments” in the consolidated statement of operations.

During the three months ended September 30, 2002, no market valuation losses and impairments were recorded.  However, during the 2001 period, market valuation and impairment losses of $4.6 million relative to mortgage-backed securities were charged against earnings.

NOTE 4 – OTHER ASSETS

At September 30, 2002, the Company’s other assets consisted of the following:

Loans to executives	$3,732,000
Capitalized deferred compensation	1,711,000
Proceeds due from sale of securities	1,766,000
Capitalized financing fees	787,000
Prepaid insurance	327,000
Other	1,044,000
Total	$9,367,000

NOTE 5 – COMMITMENTS, CONTINGENCIES & OFF-BALANCE SHEET RISK

The Company and two of its senior officers had been named, among other defendants, in a series of civil lawsuits related to the receivership of an unaffiliated investment company.  In their claims, multiple plaintiffs allege several theories of liability, including knowing participation in fiduciary breach and prohibited transactions under the Employee Retirement Income Security Act of 1974.  On May 13, 2002, the Company and its two top executives, Andrew Wiederhorn and Lawrence Mendelsohn, announced that they had reached a settlement with the claimants in these civil lawsuits (see Part II, Item 1 – Legal Proceedings).  Based upon the progress of mediation, the Company made a provision for litigation of $2 million during the three months ended December 31, 2001.  The reserve was adequate to absorb the payment of the litigation settlement made in 2002.  Mr. Mendelsohn resigned from the Company on August 30, 2002.

Certain current and former employees of the Company or of firms that were previously affiliated with the Company have been named as parties or have been requested to respond to discovery requests and/or government investigations regarding the collapse of CCL.  Several of these individuals have requested indemnity from the Company for the costs of their defense.  At this time, it is not possible to determine the extent of liability, if any, the Company may face with regard to such indemnity claims.  The Company has not agreed to any such indemnity requests.  Also, Wilshire Financial Services Group, Inc. (WFSG), which has indemnity obligations to Messrs. Wiederhorn and Mendelsohn, has informed the Company that it is reserving the right to claim contribution from the Company for a portion of the indemnification payments WFSG has made and may be required to pay in the future for the benefit of Messrs. Wiederhorn and Mendelsohn.  WFSG has not made a claim for a specific dollar amount.  The Company has not agreed to any such request for contribution

The Company is involved in various other legal proceedings occurring in the ordinary course of business, which the Company believes will not have a material adverse effect on the consolidated financial condition or operations of the Company.

The Company may utilize a wide variety of off-balance sheet financial techniques to manage its interest rate risk.  In hedging the interest rate and/or exchange rate exposure of a foreign currency denominated asset or liability, the Company may enter into hedge transactions to counter movements in the different currencies, as well as interest rates in those currencies.  These hedges may be in the form of currency and interest rate swaps, options, and forwards, or combinations thereof.  At September 30, 2002, the Company’s open hedging positions consisted of two Great Britain pound (“GBP”) put options as a partial currency hedge on its investment in the United Kingdom.  The first contract entitles the Company to sell GBP 1.0 million for U.S. dollars (“USD”) at an exchange rate of 1.46 USD per one GBP.  The option expires on September 26, 2003.  The second contract entitles the Company to sell GBP 7.5 million for USD at an exchange rate of 1.46 USD per one GBP.  The option expires on December 26, 2003.  The value of the option contracts at September 30, 2002 was $0.2 million.  At September 30, 2002, the Company also had an open hedging investment consisting of the short sale, for November 2002 delivery, of $5.0 million in FNMA 30-year, 6% bonds.  The Company elected not to utilize optional hedge accounting treatment at this time for the hedging activities.

NOTE 6 – RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2001, FASB issued FAS No. 141, Accounting for Business Combinations and FAS No. 142, Accounting for Goodwill and Intangible Assets. FAS No. 141 eliminates the ability to utilize the pooling of interests method of accounting for business combination transactions initiated after June 30, 2001.  The purchase method of accounting is now required.  FAS No. 142 eliminates the existing requirement to amortize goodwill through a periodic charge to earnings.  For existing goodwill, the elimination of the amortization requirement is effective beginning January 1, 2002. As of that date, and at least annually thereafter, goodwill must be evaluated for impairment based on estimated fair value.  The Company adopted these statements on January 1, 2002, and there was no impact on the Company’s financial position or operating results upon adoption.

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

In August 2001, FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (FAS No. 144). FAS No. 144 retains the fundamental provisions in FAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with FAS No. 121. For example, FAS No. 144 provides guidance on how a long-lived asset that is used as a part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale.  FAS No. 144 also retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business).  The Company adopted this statement on January 1, 2002, and there was no impact on the Company’s financial position or operating results upon adoption.

NOTE 7 – SUBSEQUENT EVENTS

On October 10, 2002, the Company paid $1.4 million to acquire the leasehold interests in 109 free-standing retail stores located throughout the United States.  The purchase was made through the Company’s wholly-owned subsidiary, Fog Cap Retail Investors LLC.  The leases cover approximately

500,000 square feet of retail space located in 25 states. The stores are free-standing, retail locations ranging from 4,500-7,000 square feet each.  Leaseholds are, in general, 25-30 years, and cover a broad tenant mix including convenience stores, shoe stores, pawn shops, carpet retailers and other small businesses.

On October 18, 2002, the Company announced a dividend distribution of one right (a “Right”) to purchase one-tenth of a share of the common stock of the Company for each outstanding share of common stock, payable to the stockholders of record on October 28, 2002 (the “Record Date”).  Rights will also be attached to each common share issued after the Record Date.  Generally, each Right entitles the registered holder to purchase one-tenth of a common share from the Company at a price of $15 per whole common share.

The Rights are intended to protect the Company’s income tax loss carryforward from the limitations imposed under the Internal Revenue Code if there is a change in control of the Company.  Under certain circumstances, individuals attempting to acquire a 5% ownership interest in the Company (or individuals attempting to increase their existing holdings in excess of 5% by more than 1%) will have their interests immediately diluted through distributions of stock to all other Right holders.  The description and terms of the Rights are set forth in a Rights Agreement (the “Rights Agreement”) between the Company and The Bank of New York, as Rights Agent, dated as of October 18, 2002.  The Company filed a summary of the Rights Agreement with the Securities and Exchange Commission on Form 8-K on October 18, 2002.

On October 31, 2002, the Company sold fourteen mortgage-backed securities having a combined carrying value at September 30, 2002 of $53.2 million.  The sales price was $53.2 million and the transaction is expected to result in the recognition of gain on sale of securities during the fourth quarter of approximately $13.0 million, all of which is reflected in the Accumulated Other Comprehensive Income (“OCI”) section of Stockholders’ Equity at September 30, 2002.  Estimated income taxes payable of $4.3 million and estimated bonuses payable of $2.4 million, relating to the unrealized appreciation of these bonds, were deducted from OCI at September 30, 2002.  The transaction is expected to close on November 15, 2002 and will result in net cash proceeds (before related bonus payments) of $19.5 million, net of the repayment of $33.1 million in related debt.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Interim Consolidated Financial Statements of Fog Cutter Capital Group Inc. and the notes thereto included elsewhere in this filing.  References in this filing to “Fog Cutter Capital Group Inc.,” “we,” “our,” and “us” refer to Fog Cutter Capital Group Inc. and its subsidiaries unless the context indicates otherwise.

GENERAL

Fog Cutter Capital Group Inc. (“FCCG” or the “Company”) is a Nasdaq-listed corporation, which focuses on the acquisition of assets where its expertise in intensive asset management, mortgage and real estate credit analysis and financial structuring can create value.  The Company maintains its headquarters in Portland, Oregon and also has executive offices in New York, Los Angeles and London.  The Company invests primarily in the following types of assets:

Mortgage-backed Securities - The Company invests in mortgage-backed securities through its wholly owned subsidiary, Fog Cutter Capital Markets Inc.  We typically focus on the subordinated classes of these securities, due to the opportunity for higher risk-adjusted returns.  We buy and sell these securities for our own account and utilize creative structuring to add value to these products.  At September 30, 2002, we had total mortgage-backed securities of approximately $62.6 million, which were subject to $38.5 million of non-recourse financing.

Real Estate - The Company invests in real estate-related assets either directly or indirectly through debt or equity positions in entities that own or operate real estate.  At September 30, 2002, direct holdings include three properties located in Oregon and California.  In addition, we own 26% of the outstanding capital stock of Bourne End Properties Plc (“BEP”), a specialist investor in retail shopping centers located in the United Kingdom.  In December 2000, we organized and led a group of investors, including Merrill Lynch (Jersey) Holdings Limited (a subsidiary of Merrill Lynch & Co., Inc.) to purchase all of the outstanding capital stock of BEP.  At September 30, 2002, our investment in real estate, including the investment in BEP, totaled $10.5 million.  Total indebtedness relating to these investments at September 30, 2002 was $1.0 million.

Loans and Mortgage Banking - The Company owns a 51% interest in the mortgage banking operation of George Elkins Mortgage Banking Company (“Elkins”).  Headquartered in Los Angeles, with offices in Santa Barbara, San Diego and Newport Beach, Elkins renders brokerage services in connection with the origination of commercial mortgages, primarily for their life insurance correspondents.  Elkins specializes in commercial real estate loans in a variety of property types and loan amounts.  The mortgage banking operation also services in excess of $700 million of commercial mortgages for various investors.  In addition to the mortgage banking operation, we invest directly in special situation loans, including charged off or distressed commercial debt.  At September 30, 2002, our investment in loans and Elkin’s mortgage banking activities was $4.0 million.

Other Investments - The Company’s other investments consist of cash deposits and other assets not included in the classifications described above.  At September 30, 2002, our investments in other investments totaled $25.2 million, of which $17.7 million was in unrestricted cash deposits.

The contribution to net income (loss) for each category of investment for the quarters ended September 30, 2002 and 2001 are detailed below.  Indirect general and administrative expenses are allocated based upon the percentage of total assets invested in a category.

	Three Months Ended September 30, 2002
	Mortgage- backed Securities	Real Estate	Loans and Mortgage Banking	Other Investments	Total
	(dollars in thousands)
Interest income	$1,445	$—	$133	$90	$1,668
Interest expense	(578)	—	—	—	(578)
Net interest income	867	—	133	90	1,090

Other income	3,357	(405)	962	(496)	3,418
Other expense	(1,083)	(180)	(1,156)	(439)	(2,858)
Net income before provision for income taxes	3,141	(585)	(61)	(845)	1,650
Provision for income taxes	—	—	—	—	—
Net income (loss)	$3,141	$(585)	$(61)	$(845)	$1,650

	Three Months Ended September 30, 2001
	(dollars in thousands)
	Mortgage- backed Securities	Real Estate	Loans and Mortgage Banking	Other Investments	Total
Interest income	$1,715	$—	$673	$31	$2,419
Interest expense	(796)	—	(248)	(10)	(1,054)
Net interest income	919	—	425	21	1,365

Other income	(3,917)	(312)	—	(97)	(4,326)
Other expense	(926)	(173)	(86)	(282)	(1,467)
Net income before provision for income taxes	(3,924)	(485)	339	(358)	(4,428)
Provision for income taxes	—	—	—	—	—
Net income (loss)	$(3,924)	$(485)	$339	$(358)	$(4,428)

The contribution to net income (loss) for each category of investment for the nine months ended September 30, 2002 and 2001 are detailed below. Indirect general and administrative expenses are allocated based upon the percentage of total assets invested in a category.

	Nine Months Ended September 30, 2002
	Mortgage- backed Securities	Real Estate	Loans and Mortgage Banking	Other Investments	Total
	(dollars in thousands)
Interest income	$4,489	$—	$371	$183	$5,043
Interest expense	(1,686)	—	—	—	(1,686)
Net interest income	2,803	—	371	183	3,357

Other income	7,770	1,542	1,085	5,506	15,903
Other expense	(3,393)	(567)	(1,318)	(1,375)	(6,653)
Net income before provision for income taxes and cumulative effect of a change in accounting principle	7,180	975	138	4,314	12,607
Provision for income taxes	(455)	(62)	(9)	(274)	(800)
Net income before cumulative effect of a change in accounting principle	6,725	913	129	4,040	11,807
Cumulative effect of a change in accounting principle	—	—	—	—	—
Net income	$6,725	$913	$129	$4,040	$11,807

	Nine Months Ended September 30, 2001
	Mortgage- backed Securities	Real Estate	Loans and Mortgage Banking	Other Investments	Total
	(dollars in thousands)
Interest income	$5,865	$—	$2,199	$177	$8,241
Interest expense	(2,948)	—	(911)	(36)	(3,895)
Net interest income	2,917	—	1,288	141	4,346

Other income	(7,999)	(1,122)	550	(196)	(8,767)
Other expense	(3,603)	(672)	(335)	(1,099)	(5,709)
Net income before provision for income taxes and cumulative effect of a change in accounting principle	(8,685)	(1,794)	1,503	(1,154)	(10,130)
Provision for income taxes	—	—	—	—	—
Net income before cumulative effect of a change in accounting principle	(8,685)	(1,794)	1,503	(1,154)	(10,130)
Cumulative effect of a change in accounting principle	(1,021)	—	—	—	(1,021)
Net income (loss)	$(9,706)	$(1,794)	$1,503	$(1,154)	$(11,151)

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.  Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its financial statements.

Valuation

At September 30, 2002, our largest asset was our portfolio of mortgage-backed securities.  When available, we use listed market prices or dealer/lender value opinions to determine the fair value of the securities in our portfolio.  However, in the absence of these third-party quotations, fair values for these securities are determined by us, using a third-party valuation model and internally developed assumptions.

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

During the years ended December 31, 2001, 2000, and 1999, we incurred significant losses of $8.7 million, $21.4 million, and $19.6 million, respectively, due to decreases in value of our mortgage-backed securities.  These losses resulted from the worsening credit and prepayment performance of our mortgage-backed securities as well as increases in the market yields for investments in such high-risk assets.  We believe our assumptions and the resulting estimated values of the mortgage-backed securities at September 30, 2002 are conservative, based on the facts and circumstances as of that date; however, there can be no assurance that there will be no future losses on these securities due to changes in their performance or overall market conditions.

Sale Recognition

During 2002, we carried out several significant sales of mortgage-backed securities, WFSG stock and loans.  Our accounting policy calls for the recognition of sales of financial instruments, including mortgage-backed securities and loans, only when we have irrevocably surrendered control over these assets.  We do not retain any recourse or performance obligations with respect to our sales of assets.  Our sales were cash sales, and the cash proceeds were not contingent upon any future event.

RESULTS OF OPERATIONS — NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001

NET (LOSS) INCOME.  Our net income for the nine months ended September 30, 2002, was $11.8 million, or $1.18 per share, compared with net loss of $11.2 million, or $1.06 per share, for the nine months ended September 30, 2001.  The net income for the 2002 period is primarily attributable to net interest income of $3.4 million, gain on sale of loans and securities of $13.8 million, and equity in earnings of BEP of $1.7 million, partially offset by other operating expenses of $6.7 million and provision for income taxes of $0.8 million.  The net loss for the 2001 period is attributable to net interest income of $4.3 million, gain on sale of loans and securities of $1.0 million and income from real estate operations of $0.2 million, offset by market valuation losses and impairments of $8.7 million, equity in the losses of BEP of $1.2 million, the cumulative effect of a change in accounting principle of $1.0 million and operating expenses of $5.7 million.

NET INTEREST INCOME.  Our net interest income for the nine months ended September 30, 2002, was $3.4 million, compared with $4.3 million for the nine months ended September 30, 2001.  The decrease is primarily attributable to a reduction of assets (reflecting our sales of mortgage-backed securities and loans and paydowns of the related debt facilities), resulting in decreases in interest income on securities and loans of $1.4 million, and $1.9 million, respectively, partially offset by a decrease in interest expense of $2.2 million.  The following tables set forth information regarding the total amount of income from interest-earning assets and expense from interest-bearing liabilities and the resulting average yields and rates:

	For the Nine Months Ended September 30, 2002
	Average Balance	Interest Income (Expense)	Annualized Yield/Rate
	(dollars in thousands)
Interest-Earning Assets:

Loan portfolios	$1,863	$259	18.5%
Mortgage-backed securities available for sale	55,202	4,489	10.8%
Other investments	16,111	295	2.4%
Total interest-earning assets	$73,176	$5,043	9.2%

Interest-Bearing Liabilities:

Borrowings(1)	$39,940	$(1,686)	5.6%
Total interest-bearing liabilities	$39,940	$(1,686)	5.6%

Net interest income before provision for loan losses/spread(2)		$3,357	3.6%
Net interest margin(3)			6.1%

(1)                                  Excludes borrowings related to investments in real estate.

(2)                                  Net interest spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.

(3)                                  Net interest margin represents net interest income divided by average interest-earning assets.

	For the Nine Months Ended September 30, 2001
	Average Balance	Interest Income (Expense)	Annualized Yield/Rate
	(dollars in thousands)
Interest-Earning Assets:

Loan portfolios	$30,589	$2,199	9.6%
Mortgage-backed securities available for sale	62,515	5,865	12.5%
Other investments	2,968	177	8.0%
Total interest-earning assets	$96,072	$8,241	11.4%

Interest-Bearing Liabilities:

Borrowings(1)	$68,398	$(3,895)	7.6%
Total interest-bearing liabilities	$68,398	$(3,895)	7.6%

Net interest income before provision for loan losses/spread(2)		$4,346	3.8%
Net interest margin(3)			6.0%

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

REAL ESTATE OPERATIONS.  Our real estate operations represent activity from our investment in various office buildings, retail stores, and other commercial property located in Oregon and California.  During the nine months ended September 30, 2001, we realized net loss from real estate operations of approximately $0.2 million, compared with net income of $0.1 million for the nine months ended September 30, 2001.  This decrease was primarily attributable to the sale of office properties located in Portland, Oregon and the United Kingdom during the prior period.

EQUITY IN EARNINGS OF BEP.   In December 2000, we organized and led a group of investors, including Merrill Lynch (Jersey) Holdings Limited (a subsidiary of Merrill Lynch & Co., Inc.) to purchase all of the outstanding capital stock of BEP.   During the nine months ended September 30, 2002, we recognized our share of the earnings of BEP, amounting to $1.7 million.  During the comparable period of 2001, we recognized a loss of $1.2 million on BEP.

GAIN ON SALE OF LOANS AND SECURITIES.  During the nine months ended September 30, 2002, we recognized $13.8 million in gains on the sale of loans and securities, primarily from the sale of our WFSG stock and mortgage-backed securities.  During the comparable period of 2001, we recognized gains on the sale of loans and securities of $1.0 million.

MARKET VALUATION LOSSES AND IMPAIRMENTS.  The term “Market Valuation Losses and Impairments” as used herein refers to impairment losses recognized primarily on our mortgage-backed securities and loan portfolios.  During the nine months ended September 30, 2002, no market valuation losses and impairments were recorded.  However, during the comparable period in 2001, we recorded market valuation losses and impairments of $8.7 million and recorded the cumulative effect of a change in accounting principle of $1.0 million relating to mortgage-backed securities.  This charge to the portfolio of mortgage-backed securities primarily reflected higher than anticipated delinquencies, losses in loans underlying certain securities, and varying prepayment speeds.

OPERATING EXPENSES.  During the nine months ended September 30, 2002, we incurred operating expenses of $6.7 million.  This was $0.9 million higher than the comparable period in 2001.  The primary reason for the increase was $1.7 million in operating expenses associated with the acquisition and consolidation of GEMB Holdings and SJGP, Inc., partially offset by reductions in compensation expense as a result of staff and salary reductions during the 2002 period.

RESULTS OF OPERATIONS — THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO QUARTER ENDED SEPTEMBER 30, 2001

NET (LOSS) INCOME.  Our net income for the three months ended September 30, 2002, was $1.7 million, or $0.17 per share, compared with a net loss of $4.4 million, or $0.42 per share, for the three months ended September 30, 2001.  The net income for the 2002 period is attributable to net interest income of $1.1 million and gain on sale of loans and securities of $3.5 million, partially offset by other operating expenses of $2.9 million.  The net loss for the 2001 period is attributable to net interest income of $1.4 million, income from real estate operations of $0.2 million and gain on sale of loans and securities of $0.4 million, offset by market valuation losses and impairments of $4.6 million, equity in losses of BEP of $0.3 million and operating expenses of $1.5 million.

NET INTEREST INCOME.  Our net interest income for the three months ended September 30, 2002, was $1.1 million, compared with $1.4 million for the three months ended September 30, 2001.  The decrease is primarily attributable to a reduction of assets (reflecting our sales of mortgage-backed securities and loans and paydowns of the related debt facilities), resulting in decreases in interest income on securities and loans of $0.3 million and $0.6 million, respectively, partially offset by a decrease in interest expense of $0.5 million.  The following tables set forth information regarding the total amount of income from interest-earning assets and expense from interest-bearing liabilities and the resulting average yields and rates:

	For the Three Months Ended September 30, 2002
	Average Balance	Interest Income (Expense)	Annualized Yield/Rate
	(dollars in thousands)
Interest-Earning Assets:

Loan portfolios	$1,443	$67	18.6%
Mortgage-backed securities available for sale	53,982	1,445	10.7%
Other investments	21,933	156	2.8%
Total interest-earning assets	$77,358	$1,668	8.6%

Interest-Bearing Liabilities:

Borrowings(1)	$39,037	$(578)	5.9%
Total interest-bearing liabilities	$39,037	$(578)	5.9%

Net interest income before provision for loan losses/spread(2)		$1,090	2.7%
Net interest margin(3)			5.6%

(1)                                  Excludes borrowings related to investments in real estate.

(2)                                  Net interest spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.

(3)                                  Net interest margin represents net interest income divided by average interest-earning assets.

	For the Three Months Ended September 30, 2001
	Average Balance	Interest Income (Expense)	Annualized Yield/Rate
	(dollars in thousands)
Interest-Earning Assets:

Loan portfolios	$30,165	$673	8.9%
Mortgage-backed securities available for sale	54,942	1,715	12.5%
Other investments	1,588	31	7.8%
Total interest-earning assets	$86,695	$2,419	11.2%

Interest-Bearing Liabilities:

Borrowings(1)	$70,401	$(1,054)	6.0%
Total interest-bearing liabilities	$70,401	$(1,054)	6.0%

Net interest income before provision for loan losses/spread(2)		$1,365	5.2%
Net interest margin(3)			6.3%

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

REAL ESTATE OPERATIONS.  Our real estate operations represent activity from our investment in various office buildings, retail stores, and other commercial property located in Oregon and California.  During the three months ended September 30, 2002, we realized net loss from real estate operations of approximately $0.1 million (net of depreciation of $0.2 million), compared with net income of $0.1 million for the three months ended September 30, 2001.  This decrease was primarily attributable to the sale of real estate since the three months ended September 30, 2001.

GAIN ON SALE OF LOANS AND SECURITIES.  During the three months ended September 30, 2002, we recognized $3.5 million in gains on the sale of loans and securities, primarily from the sale of mortgage-backed securities.  During the comparable period of 2001, we recognized gains on the sale of loans and securities of $0.5 million.

MARKET VALUATION LOSSES AND IMPAIRMENTS.  The term “Market Valuation Losses and Impairments” as used herein refers to impairment losses recognized primarily on our mortgage-backed securities and loan portfolios.  During the three months ended September 30, 2002, no market valuation losses and impairments were recorded.  However, during the comparable period in 2001, we recorded market valuation losses and impairments of $4.6 million relating to mortgage-backed securities.  This charge to the portfolio of mortgage-backed securities primarily reflected higher than anticipated delinquencies, losses in loans underlying certain securities, and varying prepayment speeds.

OPERATING EXPENSES.  During the three months ended September 30, 2002, we incurred operating expenses of $2.9 million.  This was $1.4 million higher than the comparable period in 2001.  The primary reason for the increase was $1.1 million in operating expenses associated with the acquisition and consolidation of GEMB Holdings and SJGP, Inc.  These expenses were partially offset by $1.0 million of other operating income resulting from the acquisition.

CHANGES IN FINANCIAL CONDITION

GENERAL.  Total assets increased from approximately $82.1 million at December 31, 2001 to approximately $102.3 million at September 30, 2002.  Total liabilities increased from approximately $47.6 million at December 31, 2001 to approximately $50.8 million at September 30, 2002.  Stockholders’ equity increased by approximately $8.8 million to a balance at September 30, 2002 of $47.6 million.

SECURITIES AVAILABLE FOR SALE.  The balance of mortgage-backed securities available for sale increased from $51.8 million at December 31, 2001 to $62.6 million at September 30, 2002.   The increase was primarily the result of the purchase of 100% of the outstanding senior mortgage-backed securities of Bear Stearns Structured Products Series Trust 2000-3 (“BSSPT 2000-3”) for a purchase price of $8.2 million and an increase in market value of $16.2 million, which were partially offset by the sale of other mortgage-backed securities with a carrying value of $9.2 million and cash repayments of securities of $4.4 million.

We mark our securities portfolio to estimated fair value at the end of each month.  We determine the fair value of the securities through lender/broker quotes, when available, and by modeling the anticipated cash flows using certain estimates (e.g. prepayment speeds, default rates, severity of losses, and discount rate).  As of each reporting period, we evaluate whether and to what extent any unrealized loss is to be recognized as other than temporary.

The Company has entered into an employment agreement, which entitles Robert G. Rosen to a bonus payment equal to $350,000 plus 10% of the excess of the cumulative net proceeds from the sale of the Company’s mortgage-backed securities over a specified target amount (as defined in the employment agreement).  The unrealized holding gain on securities available for sale included in other comprehensive income has been adjusted to reflect the amount of the bonus payable to Mr. Rosen under his employment agreement, assuming the Company had sold all of its mortgage-backed securities at a selling price equal to the carrying value at September 30, 2002.

At September 30, 2002, securities available for sale were as follows:

	Amortized Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)

Mortgage-backed securities	$46,386	$16,341	$103	$62,624

(1)                                  The amortized cost of the securities reflects prior market valuation losses and impairments and excludes accrued interest of $0.2 million.

LOANS.  During the nine months ended September 30, 2002, our loans decreased by approximately $2.7 million due primarily to the sale of a 46.6% participation interest in the French American International School loan in exchange for the Company’s stock and the subsequent repayment of the loan by the borrower.  This decrease was partially offset by the acquisition of distressed commercial loans.

INVESTMENT IN WFSG.  We sold our entire investment in Wilshire Financial Services Group Inc. (“WFSG”) common stock.  Prior to the sale, we had owned approximately 2.9 million shares, and as of December 31, 2001 had been considered the second largest shareholder.  We had filed a change in control application (Form H-(e)1) with the Office of Thrift Supervision (the “OTS”) on March 29, 2002.  On May 1, 2002 the OTS issued a written request for additional information relating to the filing.  Following the sale of the stock, we withdrew the Form H-(e)1 application with the OTS.

OTHER ASSETS.  Our other assets increased by approximately $6.2 million during the nine months ended September 30, 2002.  The increase was primarily the result of the capitalization of $1.7 million in deferred compensation payments relating to the acquisition of GEMB, loans of $2.9 million to certain executives and an increase in proceeds due from the sale of securities of $1.7 million.  As of September 30, 2002, our other assets consisted of capitalized deferred compensation of $1.7 million, loans to executives of $3.7 million, capitalized financing fees of $0.8 million, prepaid insurance of $0.5 million, proceeds due from the sale of securities of $1.8 million and other miscellaneous assets of  $0.9 million.

BORROWINGS.  Borrowings increased by approximately $1.5 million during the nine months ended September 30, 2002, primarily due to new borrowings in the amount of $10.5 million related to the purchase of mortgage-backed securities, partially offset by $9.0 million in principal repayments of the borrowings.

INCOME TAXES PAYABLE.  Our income taxes payable increased to $6.2 million at September 30, 2002.  This was the result of a provision for income taxes of $0.8 million and the establishment of a tax liability of $5.4 million relating to unrealized appreciation on our mortgage-backed securities portfolio.  As of September 30, 2002, we had, for U.S. Federal tax purposes, a net operating loss carryforward (“NOL”) of approximately $90 million, which begins to expire in 2018.  The NOL may significantly reduce or eliminate the future payment of the tax liabilities.  However, U.S. tax regulations impose limitations on the use of loss carryforwards following certain changes in ownership.  If such a change occurs, the limitation could significantly reduce the amount of benefits that would be available to offset future taxable income each year, starting with the year of ownership change.

STOCKHOLDERS’ EQUITY.  Stockholders’ equity increased by approximately $8.8 million during the nine months ended September 30, 2002, primarily due to our net income of $11.8 million and an increase in other comprehensive income of $6.0 million, which were partially offset by our dividend payment of $3.8 million, the transfer of $3.1 million to Temporary Equity relating to our assumption of the obligation under certain put options (as described below) and our purchase of treasury stock of $2.3 million.

On August 7, 2002, we entered into an agreement (the “Assignment”), effective July 31, 2002, in which we accepted the assignment of a put option granted by Andrew A. Wiederhorn to Lawrence A. Mendelsohn, (“Mendelsohn”), and others for whom Mendelsohn is acting as Agent (the “Stockholders”). Mr. Wiederhorn is the Chairman of the Board and Chief Executive Officer of the Company.  At the time of the Assignment, Mr. Mendelsohn was the President and a member of the Board of Directors of the Company.

Under the Assignment, the Stockholders have the option (the “Put Option”) to require us to purchase up to 1,044,760 shares of our common stock at a price per share equal to eighty percent (80%) of the book value per share of the Company as of the end of the most recent calendar month preceding the delivery of the exercise notice.  As a result of the Assignment, the $3.9 million potential obligation to purchase stock under the Put Option has been transferred from Stockholders’ Equity to Temporary Equity on the Consolidated Statements of Financial Position as of September 30, 2002.  The $0.7 million difference between the $3.71 per share option price on the shares and the $3.00 per share NASDAQ closing price of the stock on the date of the Assignment, was deducted from Other Operating Income.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund investments, engage in loan acquisition and lending activities, meet collateral calls and for other general business purposes.  The primary sources of funds for liquidity during the nine months ended September 30, 2002, consisted of net cash provided by investing activities, including the cash repayments and sales related to our mortgage-backed securities, investment in WFSG, and loan portfolios.  As of September 30, 2002, we held cash and cash equivalents totaling $17.7 million.

Our borrowings and the availability of further borrowings are substantially affected by, among other things, changes in interest rates, changes in market spreads whereby the market value of the collateral securing such borrowings may decline substantially, or decreases in credit quality of underlying assets.  In the event of declines in market value or credit quality, we may be required to provide additional collateral for, or repay a portion of outstanding balances of, our short-term borrowing facilities.  During the quarter ending June 30, 2002, we repaid or refinanced all of our remaining short-term fully-recourse repurchase agreements with non-recourse, short-term repurchase agreements held in wholly-owned subsidiaries.  As a result, the potential risk to the Company from collateral calls is limited to the equity in the assets being financed, which at September 30, 2002 totaled $18.4 million.  As of September 30, 2002, we had no outstanding collateral calls.  For additional information with respect to our monthly mark-to-market of our securities available for sale portfolio, see “CHANGES IN FINANCIAL CONDITION–SECURITIES AVAILABLE FOR SALE.”

Fluctuations in interest rates will continue to impact our net interest income to the extent our fixed-rate assets are funded by variable-rate debt or our variable-rate assets reprice on a different schedule or in relation to a different index than any floating-rate debt, which in turn could impact potential returns to shareholders.  See “Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.”

At September 30, 2002, we had total consolidated secured indebtedness of $39.5 million, as well as $11.3 million of other liabilities. The consolidated secured indebtedness consisted of (i) $13.2 million of non-recourse repurchase agreements secured by $35.4 million of mortgage-backed securities and  (ii) $26.3 million outstanding of other borrowings maturing between 2003 and 2020, which are secured by real estate and mortgage-backed securities.  Approximately $13.2 million of this indebtedness had terms that allowed the lender to request additional collateral if the value of the underlying collateral declined.  However, due to the non-recourse nature of this debt, our exposure to collateral calls is limited to the equity in the assets being financed.

Our borrowings are established through both short-term and long-term financing facilities.  If interest rates increase significantly, the borrowing cost under the financing facility may also increase while the interest rate on the assets securing the loan may not increase at the same time or to the same degree.

We have historically financed acquisitions of mortgage-backed securities through committed and uncommitted thirty-day repurchase agreements with major Wall Street investment banks.  Repurchase agreements are secured lending arrangements that involve the borrower selling an asset to a lender at a fixed price with the borrower having an obligation to repurchase the asset within a specified period (generally 30 days) at a higher price reflecting the interest cost of the loan.  If the lender marks the asset lower, the lender may request that the amount of the loan be reduced by cash payments from the borrower or additional collateral be provided by the borrower.  Mortgage-backed securities subject to repurchase agreements may periodically be revalued by the lender and a decline in the value (whether or not the lender recognizes the full fair value of the security) may result in the lender requiring us to provide additional collateral to secure the indebtedness.

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

We consider the sale of assets to be a normal, recurring part of our operations and we are currently generating positive cash flow as a result of these transactions.  However, excluding the sale of assets from time to time, we are currently operating with negative cash flow, since many of our assets do not generate current cash flows sufficient to cover current operating expenses.  We believe that our existing sources of funds will be adequate for purposes of meeting our liquidity needs, however, there can be no assurance that this will be the case.  Material increases in interest expense from variable-rate funding sources, collateral calls, or material decreases in monthly cash receipts, generally would negatively impact our liquidity.  On the other hand, material decreases in interest expense from variable-rate funding sources or an increase in market value of our mark-to-market financial assets generally would positively affect our liquidity.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices, and equity prices. Although the Company’s exposure to foreign currency fluctuations has increased significantly over the past year, the primary market risk to which the Company is exposed is interest rate risk, which is highly sensitive to many factors, including governmental, monetary and tax policies, domestic and international economic and political considerations, and other factors beyond the control of the Company.  Changes in the general level of interest rates can affect the Company’s net interest income, which is the difference between the interest income earned on interest-earning assets and the interest expense incurred in connection with its interest-bearing liabilities, by affecting the spread between the Company’s interest-earning assets and interest-bearing liabilities.  Changes in the level of interest rates also can affect, among other things, the ability of the Company to acquire loans, the value of the Company’s mortgage-backed securities and other interest-earning assets, and its ability to realize gains from the sale of such assets.

It is the objective of the Company to attempt to control risks associated with interest rate movements.  In general, the Company’s strategy is to limit our exposure to earnings variations and variations in the value of assets and liabilities as interest rates change over time.  Our asset and liability management strategy is formulated and monitored regularly to review, among other things, the sensitivity of our assets and liabilities to interest rate changes, the book and market values of assets and liabilities, unrealized gains and losses, including those attributable to hedging transactions, purchase and securitization activity, and maturities of investments and borrowings.

The following table quantifies the potential changes in net interest income and net portfolio value as of September 30, 2002 should interest rates go up or down (shocked) by 100 to 200 basis points, assuming the yield curves of the rate shocks will be parallel to each other and instantaneous.  Net portfolio value is calculated as the present value of cash in-flows generated from interest-earning assets net of cash out-flows in respect of interest-bearing liabilities. The cash flows associated with the loan portfolios and securities available for sale are calculated based on prepayment and default rates that vary by asset but not by changes in interest rates. Projected losses, as well as prepayments, are generated based upon the actual experience with the subject pool, as well as similar, more seasoned pools. To the extent available, loan characteristics such as loan-to-value ratio, interest rate, credit history and product types are used to produce the projected loss and prepayment assumptions that are included in the cash flow projections of the securities.  The following table applies the U.S. Treasury yield curve generally for assets and LIBOR for repurchase agreement liabilities and assume a uniform change in both rates.  The tables assume that changes in interest rates occur  instantaneously.  The table also reflects the predicted effect of interest rate hedging positions in place at September 30, 2002 and demonstrates that the Company has a significant exposure to LIBOR rates since its repurchase agreement borrowings are generally based on LIBOR rates.  Actual results could differ significantly from those estimated in the table.

Projected Percent Change In
Change in Interest Rates(1)	Net Interest Income	Net Portfolio Value	Change in Annual Net Interest Income	Change in Net Portfolio Value
-200 Basis Points	8.8%	5.3%	$32,000	$2,459,000
-100 Basis Points	4.1%	2.6%	$15,000	$1,234,000
0 Basis Points	0.0%	0.0%	$—	$—
100 Basis Points	-4.7%	-2.0%	$(17,000)	$(943,000)
200 Basis Points	-9.4%	-4.0%	$(35,000)	$(1,852,000)

(1)                                  Assumes that uniform changes occur instantaneously in both the yield on 10-year U.S. Treasury notes and the interest rate applicable to U.S.  dollar deposits in the London interbank market.

The following table sets forth information as to the type of funding used to finance the Company’s assets as of September 30, 2002.  As indicated in the table, a large percentage of the Company’s fixed-rate assets are financed by floating-rate liabilities and the Company’s variable-rate assets are generally funded by variable-rate liabilities which use the same index.

Assets and Liabilities

As of September 30, 2002

(Dollars in thousands)

	Assets	Interest	Liabilities	Interest
Interest-Bearing Assets
Fixed-Rate Assets, Financed Floating	$62,624	Fixed	$38,489	LIBOR
Fixed-Rate Assets, No Financing	2,205	Fixed	—	None
Variable-Rate Assets, No Financing	3,683	Prime	—	None
Cash and Cash Equivalents	17,733	Fed Funds	—	None
Subtotal	86,245		38,489

Other Assets

Investments in Real Estate	4,426	N/A	1,019	Fixed
Investment in BEP	6,032	N/A	—	None
Other	5,635	N/A	—	None
Subtotal	16,093		1,019

Liability Only

Income Taxes Payable	—		6,213
Accounts Payable and Accrued Liabilities	—		5,109	None
Subtotal	—		11,322

Total	$102,338		$50,830

Asset and liability management involves managing the timing and magnitude of the repricing of assets and liabilities.  It is the objective of the Company to attempt to control risks associated with interest rate movements.  Asset and liability management can utilize a wide variety of off-balance sheet financial techniques to assist it in the management of interest rate risk.  For example, in hedging the interest rate and exchange rate exposure of a foreign currency denominated asset or liability, we may enter into hedge transactions to counter movements in the different currencies as well as interest rates in those currencies.  These hedges may be in the form of currency and interest rate swaps, options, and forwards, or combinations thereof.  At September 30, 2002, the Company had open hedging investments consisting of two Great Britain pound (“GBP”) put options as a partial currency hedge on its investment in the United Kingdom.  The first contract entitles the Company to sell GBP 1.0 million for U.S. dollars (“USD”) at an exchange rate of 1.46 USD per one GBP.  The option expires on September 26, 2003.  The second contract entitles the Company to sell GBP 7.5 million for USD at an exchange rate of 1.46 USD per one GBP.  The option expires on December 26, 2003.  The value of these currency hedging contracts was $0.2 million at September 30, 2002.

At September 30, 2002, the Company also had an open interest rate hedging investment consisting of the short sale, for November 2002 delivery, of $5.0 million in FNMA 30-year, 6% bonds, which is hedging a portion of our mortgage-backed securities portfolio against a potential decline in value due to change in market interest rate.

Methods for evaluating interest rate risk include an analysis of the Company’s interest rate sensitivity “gap,” which is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period.  A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities.  A gap is considered negative when the amount of interest-rate sensitive liabilities exceeds interest-rate sensitive assets.  During a period of rising interest rates, a negative gap would tend to adversely affect net interest income, while a positive gap would tend to result in an increase in net interest income.  During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to affect net interest income adversely.  Since different types of assets and liabilities with the same or similar maturities may react differently to changes in overall market rates or conditions, changes in interest rates may affect net interest income positively or negatively even if an institution were perfectly matched in each maturity category.

The following tables set forth the estimated maturity or repricing of the Company’s interest–earning assets and interest-bearing liabilities at September 30, 2002 (dollars in thousands):

	Within 3 Months	4 to 12 Months	One Year to 3 Years	More than 3 Years	TOTAL
Interest-sensitive assets(1):
Cash and cash equivalents	$17,733	$—	$—	$—	$17,733
Securities available for sale	—	—	—	62,624	62,624
Loans	2,033	—	—	123	2,156
Other assets	—	1,732	—	2,000	3,732
Total rate-sensitive assets	$19,766	$1,732	$—	$64,747	$86,245

Interest-sensitive liabilities :
Borrowings	$38,489	$1,019	$—	$—	$39,508
Total rate-sensitive liabilities	$38,489	$1,019	$—	$—	$39,508

Interest rate sensitivity gap	$(18,723)	$713	$—	$64,747
Cumulative interest rate sensitivity Gap	$(18,723)	$(18,010)	$(18,010)	$46,737
Cumulative interest rate sensitivity gap as a percentage of total rate-sensitive assets	-22%	-21%	-21%	54%

(1)  Real estate property holdings are not considered interest rate sensitive.

ITEM 4.   CONTROLS AND PROCEDURES

As of September 30, 2002, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2002.  There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2002.

FORWARD-LOOKING STATEMENTS

CERTAIN STATEMENTS CONTAINED HEREIN AND CERTAIN STATEMENTS CONTAINED IN FUTURE FILINGS BY THE COMPANY WITH THE SEC MAY NOT BE BASED ON HISTORICAL FACTS AND ARE “FORWARD-LOOKING STATEMENTS” WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED.  FORWARD-LOOKING STATEMENTS, WHICH ARE BASED ON VARIOUS ASSUMPTIONS (SOME OF WHICH ARE BEYOND THE COMPANY’S CONTROL), MAY BE IDENTIFIED BY REFERENCE TO A FUTURE PERIOD OR PERIODS, OR BY THE USE OF FORWARD-LOOKING TERMINOLOGY, SUCH AS “MAY,” “WILL,” “BELIEVE,” “EXPECT,” “ANTICIPATE,” “CONTINUE,” OR SIMILAR TERMS OR VARIATIONS ON THOSE TERMS, OR THE NEGATIVE OF THOSE TERMS.  ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE SET FORTH IN FORWARD-LOOKING STATEMENTS DUE TO A VARIETY OF FACTORS, INCLUDING, BUT NOT LIMITED TO, THOSE RELATED TO THE ECONOMIC ENVIRONMENT, PARTICULARLY IN THE MARKET AREAS IN WHICH THE COMPANY OPERATES, THE FINANCIAL AND SECURITIES MARKETS AND THE AVAILABILITY OF AND COSTS ASSOCIATED WITH SOURCES OF LIQUIDITY, COMPETITIVE PRODUCTS AND PRICING, THE REAL ESTATE MARKET, FISCAL AND MONETARY POLICIES OF THE U.S.  GOVERNMENT, CHANGES IN PREVAILING INTEREST RATES, DEFAULT ASSUMPTIONS AND PREPAYMENT ASSUMPTIONS, ACQUISITIONS AND THE INTEGRATION OF ACQUIRED BUSINESSES, CREDIT RISK MANAGEMENT, ASSET/LIABILITY MANAGEMENT AND THE IMPACT OF ONGOING LITIGATION.  EXCEPT AS MAY BE REQUIRED BY LAW, THE COMPANY DOES NOT UNDERTAKE, AND SPECIFICALLY DISCLAIMS ANY OBLIGATION, TO PUBLICLY RELEASE THE RESULTS OF ANY REVISIONS WHICH MAY BE MADE TO ANY FORWARD-LOOKING STATEMENTS TO REFLECT THE OCCURRENCE OF ANTICIPATED OR UNANTICIPATED EVENTS OR CIRCUMSTANCES AFTER THE DATE OF SUCH STATEMENTS.

PART II — OTHER INFORMATION

Item 1.   Legal Proceedings.

The Company, Fog Cap L.P. (a subsidiary of the Company and formerly known as Wilshire Real Estate Partnership L.P.), its top executive Andrew Wiederhorn and former president Lawrence Mendelsohn, were named in a series of civil lawsuits (the “CCL Lawsuits”) relating to the receivership of Capital Consultants, L.L.C. (“CCL”).  The CCL Lawsuits named multiple defendants in addition to the Company and its executives.  In addition, the claimants filed claims against a number of additional parties regarding the same alleged losses, including a number of professional advisors to named defendants.

The cases were TOM HAZZARD, ET AL., V. CCL, ET AL., U.S. District Court of Oregon, Civil No. CV 00-1338-HU (filed September 29, 2000); MARK EIDEM, ET AL., V. TRUSTEES UNITED ASSN. UNION LOCAL 290, ET AL., U.S. District Court of Oregon, Civil No. CV 00-1446-HA (filed October 26, 2000); NANCY SCHULTZ, ET AL., V. GARY KIRKLAND, ET AL., U.S. District Court of Oregon, Civil No. CV 00-1377-HA (filed October 10, 2000); LARRY MILLER, ET AL., V. LEE CLINTON, ET AL., U.S. District Court of Oregon, Civil No. CV00-1317-HA (filed September 26, 2000); SALVATORE J. CHILIA, ET AL., V. CCL, ET AL., U.S. District Court of Oregon, Civil No. CV 00-1633 JE (filed November 29, 2000); and MADOLE V. CAPITAL CONSULTANTS ET. AL., U.S. District Court of Oregon, Civil No. CV 00-1600-HU (filed December 1, 2000).  In the HAZZARD, CHILIA and MADOLE cases, the trustees of several Taft-Hartley trusts filed suit against CCL and several individuals and organizations CCL did business with (including the Company and Messrs. Wiederhorn and Mendelsohn).  In the EIDEM, SCHULTZ and MILLER cases, the trustees who were plaintiffs in HAZZARD were in turn named as defendants in class action suits filed by beneficiaries of the Taft-Hartley trusts on which they served as plaintiff-trustees. In the cases in which the trustees were defendants, they filed third-party complaints against several parties, including the Company and Messrs. Wiederhorn and Mendelsohn.  In addition, a group of investors that are not Taft-Hartley trusts filed a similar complaint against the same defendants, as well as other individuals not named in the prior complaints, in the case of AMERICAN FUNERAL & CEMETERY TRUST SERVICES ET. AL. v CAPITAL CONSULTANTS ET. AL., U.S. District Court of Oregon, Civil No. 01-00609-HU (filed April 28, 2001).

The CCL Lawsuits were all virtually identical and included claims against the Company, Messrs. Wiederhorn and Mendelsohn alleging breaches of fiduciary duties under the Employee Retirement Income Security Act of 1974 (“ERISA”); knowing participation in a fiduciary breach under ERISA; knowing participation in a prohibited transaction under ERISA; knowing transfer of trust assets under ERISA; negligence; common law claim for breach of fiduciary duty; tortious interference with contract; conversion; constructive trust, restitution and unjust enrichment; fraud; state securities law claims; and breach of contract.  The CCL Lawsuits also alleged claims against Messrs. Wiederhorn and Mendelsohn of tortious interference with business relationships between the Taft-Hartley trusts and CCL, as well as violations of the Racketeering Influenced and Corrupt Organization provisions of the Organized Crime Control Act of 1970, 18 U.S.C. Section 1961-1965 (“RICO”).

The claimants in the CCL Lawsuits claimed total losses by the various plaintiffs against all defendants in the range of $400 million.  Approximately $160 million of this amount arises from losses on investments, which plaintiffs alleged related to Messrs. Wiederhorn and Mendelsohn and companies with which they were affiliated, for which plaintiffs alleged the Company shares some unspecified portion of the liability.  Additional damages were claimed for prejudgment interest dating from the date of each investment under securities law claims under which plaintiffs are seeking rescission remedies.  The RICO claims include additional claims for triple damages and the tort claims include claims for punitive damages.  Attorneys’ fees were also sought under the ERISA, RICO and securities law claims.  The claimants did not describe with any specificity, the proportion or share of losses that they claim were attributable to the Company or its executives, as compared to the other parties and other potential defendants.  The overall remedies sought against all defendants included claims for broad relief under the remedial provisions of ERISA, such as rescission of transactions and the imposition of a constructive trust over any trust assets, which plaintiffs claimed were obtained in violation of ERISA.  Certain of the claims against the Company appeared to be covered by releases that were given by CCL to the Company and Messrs. Wiederhorn and Mendelsohn.  The claimants’ suits sought to rescind the transactions in which the releases were granted.  The claimants also seek common law remedies such as damages and punitive damages.  However, certain of these common law claims may be preempted by ERISA.

CCL was placed in receivership by the Department of Labor and the Securities and Exchange Commission in the cases of SEC V. CAPITAL CONSULTANTS, L.L.C., et. al., U.S. District Court of Oregon, Case No. 00-1290-KI, and HERMAN V. CAPITAL CONSULTANTS, L.L.C., et. al., U.S. District Court of Oregon, Case No. 001291-KI.  When the receivership order was entered, the court stayed other proceedings against CCL for several weeks.  Once the stay was partially lifted, the parties deferred discovery and delayed the filing of any answers or legal challenges to the sufficiency of the pleadings in order to facilitate a confidential global mediation process.  U.S. Circuit Court Judge Edward Leavy of the Ninth Circuit Court of Appeals was selected as the mediator.  Discovery and motion practice was stayed pending the outcome of the mediation, excepting only a limited amount of document production by all of the parties to the litigation.

In addition to the cases identified above, the claimants also filed other actions relating to the collapse of CCL in which neither the Company nor its officers have been named.  These cases include AFTCS-Preferred Endowment etc, et. al. v. Grayson, U.S. District Court of Oregon, Civil No. CV 01 1429 HA; Chilia et. al. v. Stoel Rives LLP, et. al., U.S. District Court of Oregon, Civil No. CV 01 1315 KI; Hazzard, et. al. v. Stoel Rives LLP, State of Oregon, Multnomah County, Case No. 0108-08975; Sheet Metal Workers, etc. v. Stoel Rives LLP, U.S. District Court of Oregon, Civil No. CV 01 1314 JO; Chilea v. O’Melveny, U.S. District Court of Oregon, Civil No. CV 01 1370 AS; Carpenters Health v. CCL, U.S. District Court of Oregon, Civil No. CV 00 01660 AS; Lennon v. Moss Adams, U.S. District Court of Oregon, Civil No. 01 00440 HA; Martinez v. Sesgal Advisors, Inc., U.S. District Court C.D. California, Civil No. 01 5723; Sheet Metal Workers, etc. v. O’Melveny & Meyers et. al., U.S. District Court of Oregon, Civil No. CV 01 1369 JE; Hazzard v. Moss Adams, State of Oregon, Multnomah County, Case No. 0103-03372; McPherson v. Eight District, U.S. District Court of Oregon, Civil No. CV 00 01445 HA; Olson v. Larson, U.S. District Court of Oregon, Civil No. CV 01 00480 BR; Hazzard v. Moss Adams, U.S. District Court of Oregon, Civil No. CV 01 00603 AS; Piet, et. al. v. Lontine, U.S. District Court of Colorado, Civil No. CV 01 WM 0698; and Madole, et. al. v. Deloitte & Touche, LLP, State of Oregon, Multnomah County, Case No. 0202-01882.

As a result of the mediation process, the claimants and a group of the defendants, including the Company, its subsidiaries and Messrs. Wiederhorn and Mendelsohn reached a settlement, the terms of which are set forth in a settlement agreement.  The claimants also entered into a series of settlements with several other parties to the above referenced litigation.  The settlement agreement and the payments made thereunder were made in compromise of disputed claims and were not an admission of any liability of any kind.  The settlement had an effective date of May 13, 2002, but was subject to a number of conditions precedent before any funds could be distributed under the settlement agreement, including, among other things, court approval and the entry of  a bar order in each of the CCL Lawsuits pending before the United States District Court for the District of Oregon.  The court approved the settlement and entered the claims bar order on June 19, 2002.

The court approved settlement totaled in excess of $100 million.  Pursuant to the settlement in which the Company is participating, the defendants and their insurers agreed to pay the claimants the sum of $40.0 million, which includes the purchase for $10.5 million by one defendant of stock held by the receiver.  The Company agreed to pay a portion of the settlement amount.  Due to the reserves previously established by the Company, the Company’s settlement payment did not have a material impact on the Company’s financial position or results of operations.  The amounts paid by the Company  in connection with the settlement will not be subject to reimbursement from the Company’s insurance carriers.  The payment was made by the Company on July 10, 2002.

Pursuant to the terms of the settlement agreement, the claimants and the receiver appointed for CCL released and discharged the settling defendants and certain other related parties from any and all claims, losses, damages, attorney’s fees and costs, disgorgement of fees, fines and penalties, whether accrued or not, whether already acquired or acquired in the future, whether known or unknown, arising or in any way related to CCL or any matters raised, or which could have been raised in the CCL Lawsuits (the “Released Claims”).  The claimants also released the defendants and certain other related parties from all claims for indemnity and contribution, regardless of whether those claims are asserted under legal theories, that in any way arise out of the transactions, occurrences, or any series of transactions or occurrences related to the CCL Lawsuits, or which arise from matters raised, or which could have been raised, in the CCL Lawsuits.  The claimants also covenanted not to sue the Company, its subsidiaries, Messrs. Wiederhorn and Mendelsohn and the other defendants in the CCL Lawsuits based upon the Released Claims.  Each of the defendants released and covenanted not to sue each other.  Certain parties that may have contribution claims or indemnity rights against the settling defendants, including the Company, are not entering into the settlement agreement.  In order to induce the settling defendants to enter into the settlement agreement and protect them against claims by the non-settling parties, the parties to the settlement agreement agreed as follows:

•                  the settlement agreement will require court approval and the entry of a bar order under which any non-settling parties will receive credit for any loss they must pay to claimants equal to the relative fault or responsibility of the settling defendants, including the Company; therefore if any cross claims are brought against a settling defendant, each settling defendant will be deemed to have already paid the full amount of its proportionate liability;

•                  the claimants will reimburse the settling defendants from a defense fund of $2.0 million of the settlement funds, which are set aside to defend settling defendants from any contribution claims made by non-settling parties;

•                  the claimants have also agreed that with regard to any claims they pursue against other parties, they will not seek recovery based on the alleged fault of the settling defendants, including the Company  (a special verdict form will be used in such cases to allocate proportionate liability between the party against whom a judgment is obtained and the settling parties); and

•                  an additional amount of $4.25 million will be set aside to cover potential administrative claims by the Department of Labor in the event the Department determines to advance certain claims under ERISA.

Certain former employees of the Company or of firms that were previously affiliated with the Company have been named as parties or have been requested to respond to discovery requests and/or government investigations regarding the collapse of CCL.  Several of these individuals have requested indemnity from the Company for the costs of their defense.  At this time, it is not possible to determine the extent of liability, if any, the Company may face with regard to such indemnity claims because of the preliminary nature of the underlying litigation.  The Company has not agreed to any such indemnity requests.  Also, Wilshire Financial Services Group, Inc. (WFSG), which has indemnity obligations to Messrs. Wiederhorn and Mendelsohn, has informed the Company that it is reserving the right to claim contribution from the Company for a portion of the indemnification payments WFSG has made and may be required to pay in the future for the benefit of Messrs. Wiederhorn and Mendelsohn.  WFSG has not made a claim for a specific dollar amount.  The Company has not agreed to any such request for contribution

In addition to the civil litigation, the CCL failure has led to governmental investigations, including a criminal investigation, which criminal investigation is ongoing.  Messrs. Wiederhorn and Mendelsohn have received letters from the United States Attorney’s office in Portland, Oregon, advising them that they are the targets of a grand jury investigation into the failure of CCL.  At this stage, it is not possible to predict the outcome of this investigation.  Messrs. Wiederhorn and Mendelsohn, pursuant to the terms of their respective employment agreements with the Company, may be entitled to indemnity for litigation expenses and personal losses from the Company in connection with such investigations and any litigation related thereto.  Messrs. Wiederhorn and Mendelsohn have notified the Company that they are reserving their rights to seek such indemnity.  Messrs. Wiederhorn and Mendelsohn also may be entitled to indemnification for litigation expenses and personal losses from other defendants named in the CCL

Lawsuits in connection with such investigations and any litigation related thereto.  At this time, it is not possible to determine the extent of liability, if any, the Company may face with regard to such indemnity claims because of the preliminary nature of the investigation.  The Company has not agreed to any such indemnity requests.

Item 2.   Changes in Securities and Use of Proceeds.

Not applicable.

Item 3.   Defaults Upon Senior Securities.

Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.

None.

Item 5.   Other Information.

TRANSACTIONS WITH AFFILIATES

Stockholder Property Option; Company Property Option

As discussed in “Note 2 – “Significant Transactions” in the notes to the financial statements, we agreed with Edward P. Borst and Jordan D. Schnitzer, a former director of the Company (collectively, the “Stockholder”), to terminate our option to put our interest in a property located in Wilsonville, Oregon to them, due to difficulties related to the timing of parceling the property as required by the Company Property Option.  At the same time, the parties reached agreement with respect to the option of the Stockholder to put 727,235 shares of the Company to us in exchange for the Wilsonville property.  The Stockholder decided to retain 484,235 shares of our stock and the option with respect to those shares was terminated.   We assigned our obligation to purchase the remaining shares to a number of other investors.  All of the other investors were unaffiliated to us, except that Donald J. Berchtold, who is one of the Company’s officers and the father-in-law of CEO Andrew Wiederhorn, acquired 40,000 shares.

Stockholder Put Option

As discussed in “Note 2 – Significant Transactions” in the notes to the financial statements, the Schnitzer Entities exercised the Stockholder Put Option on September 12, 2002.  Prior to the exercise, the Company had assigned its obligation to purchase 544,932 of the shares to certain third parties, including Donald Berchtold, an officer of the Company and the father-in-law of CEO Andrew Wiederhorn.  Mr. Berchtold agreed to purchase 7,000 shares for his own account, and 31,099 shares as custodian for certain minor children, including Mr. Wiederhorn’s minor children.  All of the other assignments were to non-affiliated assignees.  The Company purchased the remaining 168,110 shares under the Stockholder Put Option for $0.5 million.

Mendelsohn Put Option

As discussed in “Note 2 – Significant Transactions” in the notes to the financial statements, on August 7, 2002, we entered into an agreement (the “Assignment”), effective July 31, 2002, in which we accepted the assignment of a put option granted by Andrew A. Wiederhorn to Lawrence A. Mendelsohn (“Mendelsohn”), and others for whom Mendelsohn is acting as Agent (the “Stockholders”). Mr. Wiederhorn is the Chairman of the Board and Chief Executive Officer of the Company.  At the time of the Assignment, Mr. Mendelsohn was the President and a member of the Board of Directors of the Company.

Under the Assignment, the Stockholders have the option (the “Put Option”) to require us to purchase up to 1,044,760 shares of our common stock at a price per share equal to eighty percent (80%) of the book value per share of the Company as of the end of the most recent calendar month preceding the delivery of the exercise notice.  As a result of the Assignment, the $3.9 million potential obligation to purchase stock under the Put Option has been transferred from Stockholders’ Equity to Temporary Equity on the Consolidated Statements of Financial Position as of September 30, 2002.  The $0.7 million difference between the $3.71 per share option price on the shares and the $3.00 per share NASDAQ closing price of the stock on the date of the Assignment, was deducted from Other Operating Income in the Statement of Operations during the three months ended September 30, 2002.

Stock Purchase Loans to Officers

Historically, we have negotiated employment agreements with senior executives, which allow these executives to borrow from us, up to a specified maximum amount to purchase shares of our common stock.  These loans are full recourse, secured loans bearing interest at the prime rate.  We believe that encouraging stock ownership by our executives more closely aligns these executives’ interests with those of the shareholders.  These loans, and the $2 million loan to an executive officer described in the following section, were all made prior to the enactment of the Sarbanes-Oxley Act.  At September 30, 2002, in addition to the $2 million loan to an executive officer referred to below, we had outstanding stock purchase loans to Messrs. Wiederhorn, and Rosen, including accrued interest, of approximately $880,000, and $825,000, respectively.  The loans are described as follows:

Andrew Wiederhorn.  On February 21, 2002, we loaned Mr. Wiederhorn $175,000 to finance the purchase of our common stock.  This loan is fully recourse to Mr. Wiederhorn and is secured by all of Mr. Wiederhorn’s rights under his employment agreement.  We are entitled to net amounts payable by us under the employment agreement against any amounts payable by Mr. Wiederhorn upon any default or at maturity of the loan.  At Mr. Wiederhorn’s direction (in accordance with the terms of his employment agreement), on February 21, 2002, we loaned a limited partnership controlled by Mr. Wiederhorn’s spouse (the “LP”) $687,000 to finance the purchase of our common stock.  The loan is secured by the membership interests of two limited liability companies owned by the LP.  The limited liability companies each own a parcel of real property in Oregon and have no liabilities.  At the time of the loan, the real property had an appraised value of $725,000.  The loan is also guaranteed by Mr. Wiederhorn.  The common stock purchased with the proceeds of these loans does not serve as security for the loans.

Robert G. Rosen.  On December 27, 1999, we loaned Mr. Rosen $47,868 to finance the purchase of our common stock.  In September 2000, we loaned Mr. Rosen $798,000 to finance the purchase of our common stock.  These loans are fully recourse to Mr. Rosen and are secured by all of Mr. Rosen’s rights under his employment agreement.  We are entitled to net amounts payable by us under the employment agreement against any amounts payable by Mr. Rosen upon any default or at maturity of the loans.  As additional security for the payment of all amounts due under the loans, Mr. Rosen agreed (i) to deliver annual financial statements of his financial condition to us during the period that the loans remained outstanding, (ii) that he would not create or incur any liens upon the whole or any part of his present of future assets without our prior written consent, and (iii) to deliver all of his shares of our stock to us, as custodian pursuant to the terms of a custody agreement.

Further information on these loans to executives is included in our annual proxy statement for 2001 and prior years and these executives’ employment agreements have been previously filed with the SEC.

Loan to Executive Officer

On July 9, 2002, we loaned Mr. Wiederhorn $2.0 million.  This loan is fully recourse to Mr. Wiederhorn and is secured by trust deeds on two residences located in Oregon.  The loan is due on August 1, 2007 and bears interest at 8.5% per annum, payable monthly.  The Board of Directors (with Mr. Wiederhorn abstaining) concluded that the terms of the loan were at least as favorable to the Company than arms length, third party transactions and approved the loan on July 9, 2002.

Item 6.   Exhibits and Reports on Form 8-K.

(a)          Exhibits

4.2                                 The Rights Agreement between the Company the Bank of New York, incorporated by reference from Exhibit A to Form 8-A, filed with the Securities and Exchange Commission on October 29, 2002.

11            Computation of Per Share Earnings

99.1                           Chief Executive Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2                           Chief Financial Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)         Reports on Form 8-K:

A current report on Form 8-K was filed with the Securities and Exchange Commission by the Company on August 15, 2002 disclosing the assumption by the Company of the obligation of the grantor to purchase up to 1,044,760 shares of the Company’s common stock pursuant to a Stock Option and Voting Agreement dated October 16, 2001 between Andrew A. Wiederhorn as grantor and Lawrence A Mendelsohn, et. al., as grantees.

A current report on Form 8-K was filed with the Securities and Exchange Commission by the Company on September 3, 2002, disclosing the resignation of Lawrence A. Mendelsohn as President and as a Director of the Company.

SIGNATURES

Pursuant to the requirements of the exchange act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOG CUTTER CAPITAL GROUP INC.

By: /s/ Andrew A. Wiederhorn
Andrew A. Wiederhorn
Chairman and Chief Executive Officer

By: /s/ R. Scott Stevenson
R. Scott Stevenson
Senior Vice President and Chief Financial Officer

Date: November 14, 2002

CERTIFICATION

I, Andrew A. Wiederhorn, Chairman of the Board of Directors and Chief Executive Officer of Fog Cutter Capital Group Inc. (the “Company”), certify that:

1.             I have reviewed this quarterly report on Form 10-Q of the Company;

2.             Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.             Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.             The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.             The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ ANDREW A. WIEDERHORN
Andrew A. Wiederhorn
Chairman of the Board of Directors and Chief Executive Officer

CERTIFICATION

I, R. Scott Stevenson, Chief Financial Officer of Fog Cutter Capital Group Inc. (the “Company”), certify that:

1.             I have reviewed this quarterly report on Form 10-Q of the Company;

2.             Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.             Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.             The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.             The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ R. SCOTT STEVENSON
R. Scott Stevenson
Chief Financial Officer