Form 10-K
period 2002-12-31
FOG CUTTER CAPITAL GROUP INC
filed 2003-03-03
CIK 1048566

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
(Mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2002
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-23911

Fog Cutter Capital Group Inc.
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	52-2081138 (I.R.S. Employer Identification No.)

1410 SW Jefferson Street
Portland, OR 97201
(Address of principal executive offices) (Zip Code)

(503) 721-6500
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
 None

Securities registered pursuant to Section 12(g) of the Act:
 Common Stock, par value $0.0001 per share

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No. ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price as quoted on NASDAQ on February 7, 2003 was $23,284,000.

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2.). Yes ☐ No. ☒

        As of February 7, 2003, there were 8,472,700 shares outstanding, not including options to purchase 1,257,500 shares of Fog Cutter Capital Group Inc.'s common stock and 3,045,900 treasury shares, par value $0.0001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant's definitive proxy statement for the 2003 Annual Meeting of Stockholders, which is expected to be filed on or before April 30, 2003, are incorporated by reference into Part III of this Report. See Item 15 for a list of exhibits incorporated by reference into this report.

FOG CUTTER CAPITAL GROUP INC.

FORM 10-K

INDEX

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

PART I

ITEM 1. BUSINESS

General

        Fog Cutter Capital Group Inc. ("FCCG" or the "Company") focuses on the acquisition of assets where our expertise in intensive asset management, credit analysis and financial structuring can create value. We invest primarily in the following types of assets:

  •
  equity or debt of corporations in the process of restructuring,

  •
  mortgage-backed securities,

  •
  real estate, and

  •
  other finance-related investments.

        The Company was originally incorporated as Wilshire Real Estate Investment Trust Inc. in the State of Maryland on October 24, 1997. However, effective January 25, 2001, we changed our name to Fog Cutter Capital Group Inc. to better reflect the diversified nature of our business and investments. Our capital stock is quoted on the NASDAQ stock exchange under the ticker symbol "FCCG".

Business Strategy

        Our business strategy focuses on diversified investing, structuring and managing of financial assets. Our current focus is to provide debt or equity capital to businesses that are in the process of restructuring their operations. Many of these investments are made in conjunction with partners. We maintain a flexible approach with respect to the nature of our investments, seeking to take advantage of opportunities as they arise or are developed.

Investments

        We have set forth below information regarding our principal categories of investment at December 31, 2002 and 2001:

	December 31, 2002		December 31, 2001
	Carrying Value	%	Carrying Value	%
	(dollars in thousands)
Mortgage-Backed Securities (1)	$59,318	53.7%	$51,783	63.1%
Loans (2)	2,245	2.0	4,819	5.9
Investment Properties	21,498	19.5	4,471	5.5
Investment in BEP Property Holdings Ltd ("BEP")	5,579	5.0	5,195	6.3
Investment in Wilshire Financial Services Group Inc. ("WFSG")	—	—	5,893	7.2
Cash and Cash Equivalents	14,505	13.1	6,753	8.2
Other Assets	7,441	6.7	3,143	3.8

Total Assets	$110,586	100.0%	$82,057	100.0%

(1)
Our mortgage-backed securities are secured primarily by residential mortgage loans.

(2)
At December 31, 2002, our loans were primarily secured by stock and commercial assets. At December 31, 2001 our loans were primarily secured by commercial real estate properties.

        The following sections provide additional detail of specific investments as of December 31, 2002.

Mortgage-Backed Securities

        Mortgage-backed securities are interests in pools of mortgages that have been securitized and are usually issued in multiple classes ranging from the most senior to the most subordinate class. We have traditionally focused on the subordinated classes, which we believe offer higher risk-adjusted returns. However, during 2002, we took advantage of certain market opportunities and sold the majority of our subordinated securities and replaced them at year-end with a FNMA "whole pool" certificate. As a result, at December 31, 2002, all but $9.5 million of our mortgage-backed securities were backed by pools of residential mortgage loans with no subordination in right of payment and were rated "AAA" or its equivalent. On December 31, 2002, our portfolio of mortgage-backed securities consisted of 36 classes, representing interests in 26 securitizations from 13 different issuers. Other than the FNMA certificate, our mortgage-backed securities are generally the non-investment-grade classes of securitizations and provide credit enhancement to more senior classes by having a lower payment priority in the cash flow from the underlying mortgage loans and absorbing the first losses on the underlying mortgage loans. In "senior/subordinate" structures, each subordinated class has a principal face amount equal to the subordination level required for the classes, if any, which are senior to the respective subordinated class and the subordination level required at the respective rating (i.e., BBB, BB, B, NR). Our mortgage-backed securities consist of securities backed by loans that were originated and are being serviced by unaffiliated, non-governmental third parties.

        At December 31, 2002 and 2001, we valued our securities available for sale portfolio and recorded gross unrealized gains and losses thereon as follows:

	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(dollars in thousands)
December 31, 2002
Mortgage-backed securities	$56,622	$2,702	$6	$59,318
December 31, 2001
Mortgage-backed securities	$51,741	$49	$7	$51,783

(1)
The amortized cost of our securities is net of the market valuation losses and impairments discussed in "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations." The unrealized gains and losses represent market value changes that, unlike "market value loss and impairment," the Company believes are temporary.

        The portion of our mortgage-backed securities portfolio consisting of FNMA certificates is valued based on market quotes. The fair value of the remainder of our mortgage-backed securities portfolio, which consists of subordinated bonds, is determined by us at each reporting date by discounting the anticipated cash flows using certain estimates (e.g. prepayment speeds, default rates, severity of losses, and discount rate). We are responsible for developing these assumptions which include: (i) future rate of prepayment; (ii) discount rate used to calculate present value; and (iii) default rates and loss severity on loan pools underlying the mortgaged-backed securities. At December 31, 2002, we used an annual constant prepayment rate ranging from 11.4% to 33.2%, a discount rate ranging from 18% to 20%, and an annual constant default rate ranging from 0.4% to 54.5% with a loss severity of 30% in estimating the fair value of our interest in the subordinated mortgaged-backed securities. The future cash flows and the discount rate represent our best estimate; however, there can be no assurance that actual results will match these estimates. We review the fair value of our interest in the mortgage-backed securities by analyzing current interest rates, prepayment, discount rate and loss assumptions in relation to the actual experience and current rates of prepayment and loss prevalent in the underlying loan pools. Changes in these factors may lead to significant fluctuations in the fair value of our investment which may affect earnings, if the fair value decrease is determined by us to be of other-than-temporary nature.

        Declines in fair value are considered other-than-temporary when: (i) the carrying value of the beneficial interests exceeds the fair value of such beneficial interests using current assumptions and (ii) the timing and/or extent of cash flows expected to be received on the beneficial interests has adversely changed from the previous valuation date.

        Payments received on mortgage-backed securities are subject to a number of market factors, including, defaults on the underlying loans, the level of subordination of the mortgage-backed securities, changes in interest rates and the rate of prepayments on the underlying loans. To the extent that these and other factors change, the anticipated cash flow on our mortgage-backed securities may not be sufficient to cover our amortized cost. Also, if we sell one of these securities at a market price which is below its amortized cost, we will realize a loss attributable to that security.

        The following table provides information, as of December 31, 2002, regarding our mortgage-backed securities. The table sets forth the credit rating designated by the rating agency for each securitization structure. Classes designated "A" have a superior claim on payment to those rated "B", which are superior to those rated "C." Additionally, multiple letters have a superior claim to designations with fewer letters. Thus, for example, "BBB" is superior to "BB," which in turn is superior to "B." The lower class designations in any securitization will receive interest payments subsequent to senior classes and will experience losses prior to any senior class. The lowest potential class designation is not rated ("UNR") which, if included in a securitization, will generally receive interest last and experience losses first. The mortgage loans underlying the Company's mortgage-backed securities are primarily residential mortgage loans which generally may be prepaid at any time without penalty.

FOG CUTTER CAPITAL GROUP INC.
2002 MBS Schedule (Dollars in Thousands)

					Class		Company Investment
Issue Name	Class	Rating (1)	Issue Date	Collateral Type	Initial Class Balance	Class Balance at December 31, 2002	Percentage of Class	Company's Basis (2)
BAMS 9801	B4	B	4/1/98	Residential	$515	$438	100%	$175
BAMS 9801	B5	UNR	4/1/98	Residential	687	584	100%	43
BAMS 9802	IIB5	UNR	5/1/98	Residential	206	162	100%	13
BAMS 9802	IB5	UNR	5/1/98	Residential	495	468	100%	51
BAMS 9804	IB5	B	7/1/98	Residential	933	885	100%	417
BAMS 9804	IB5	UNR	7/1/98	Residential	933	885	100%	109
BSMSI 9606	B4	BB	12/1/96	Residential	4,824	3,922	69%	684
BSMSI 9707A	B6	UNR	12/1/97	Residential	1,407	1,321	100%	287
BSMSI 9707C	4B5	B	12/1/97	Residential	108	83	100%	45
BSMSI 9707C	4B6	UNR	12/1/97	Residential	87	66	100%	7
BSMSI 9707D	5B5	B	12/1/97	Residential	144	134	100%	42
BSMSI 9707D	5B6	UNR	12/1/97	Residential	108	101	100%	2
BSMSI 9801A	B6	UNR	2/1/98	Residential	1,985	1,775	100%	425
BSMSI 9805	B5	B	4/1/98	Residential	140	84	100%	29
BSMSI 9805	B6	UNR	4/1/98	Residential	140	84	100%	—
CHASE 94H	B5	BBB	5/1/94	Residential	250	122	100%	79
CMSI 9804	B5	UNR	6/1/98	Residential	762	718	100%	86
CMSI 9806	B5	UNR	7/1/98	Residential	911	795	100%	78
FNMA 668203	NA	AAA	12/1/02	Residential	48,356	48,356	100%	49,814
GECAP 9420	B5	UNR	5/1/94	Residential	160	62	100%	—
INMC 94L	B3	B	6/1/94	Residential	2,980	2,639	100%	1,228
MRFC 9802	B5	B	5/1/98	Residential	1,049	975	100%	448
MRFC 9802	B6	UNR	5/1/98	Residential	1,573	1,453	100%	176
NSCOR 9703	B4	B	2/1/97	Residential	200	147	100%	40
NSCOR 9919	B6	UNR	6/1/99	Residential	376	315	100%	150
PSEC 9303	B3	B	6/1/93	Residential	1,259	316	100%	107
RFC 97S14	B2	B	10/1/97	Residential	1,417	1,253	100%	436
RFC 97S16	B3	UNR	1/0/00	Residential	513	374	100%	36
RFC 97S20	B2	B	12/1/97	Residential	1,761	1,659	100%	677
SAMI 9808	B5	B	6/1/98	Residential	734	696	100%	288
SAMI 9808B	3B5	B	6/1/98	Residential	291	227	100%	63
SAMI 9808B	3B6	UNR	6/1/98	Residential	363	284	100%	2
SAMI 9808C	4B5	B	6/1/98	Residential	401	381	100%	162
SAMI 9808C	4B6	UNR	6/1/98	Residential	604	422	100%	48
WIFC 1998-3	B/C	UNR	9/1/98	Residential	1,779	1,143	100%	526

					$78,451	$73,329		$56,773

(1)
UNR means the security is not rated.

(2)
Based on the amortized costs, which is the post-impairment basis (purchase price less amortization and impairment thereof) of the mortgage-backed securities. The Company's basis also includes accrued interest of $151,000.

FOG CUTTER CAPITAL GROUP INC.
2002 MBS Schedule - Continued - (Dollars in Thousands)

	Constant Prepayment Rate of the Indicated Period (1)				Delinquency (1)(2)
Issue Name	1 Mo	3 Mon	6 Mon	12 Mon	30-59 Days	60-89 Days	90+ Days	Foreclosure (1)	Real Estate Owned (1)	Bankruptcy (1) (3)	Cumulative Losses (1)
BAMS 9801	73.4	74.3	66.4	58.0	$—	$244	$299	$—	$—	$214	$—
BAMS 9802	81.6	72.1	60.8	48.6	538	—	252	405	319	325	—
BAMS 9804	80.4	82.3	76.4	64.5	823	41	—	—	—	—	—
BSMSI 9606	NA	NA	NA	NA	3,324	1,409	1,393	1,083	351	1,838	6,364
BSMSI 9707A	83.8	82.0	72.3	61.3	1,503	—	710	1,018	—	—	237
BSMSI 9707C	84.8	84.4	78.0	62.0	1,503	—	710	1,018	—	—	237
BSMSI 9707D	71.4	83.3	75.5	58.3	1,503	—	710	1,018	—	—	237
BSMSI 9801A	84.1	81.6	73.7	63.7	1,941	285	285	828	285	—	29
BSMSI 9805	71.8	53.3	44.1	38.3	121	317	—	—	—	—	—
CHASE 94H	69.5	59.7	49.4	44.0	346	—	—	—	—	—	—
CMSI 9804	86.8	80.1	69.3	56.3	—	—	511	—	—	—	—
CMSI 9806	75.5	80.7	73.4	59.6	—	—	—	—	—	—	15
FNMA 668203	NA	NA	NA	NA	—	—	—	—	—	—	—
GECAP 9420	30.3	18.2	25.5	22.8	—	—	—	—	—	—	—
INMC 94L	26.6	42.1	41.6	40.6	632	236	418	—	—	—	145
MRFC 9802	87.2	82.1	74.1	65.3	68	—	79	62	—	—	42
NSCOR 9703	88.7	88.7	78.0	66.4	279	—	—	—	—	—	—
NSCOR 9919	65.0	70.7	61.5	46.8	1,337	284	—	—	—	—	—
PSEC 9303	92.8	79.9	72.3	64.4	—	—	—	—	—	—	—
RFC 97S14	88.8	78.8	70.0	62.6	1,606	321	608	636	—	—	55
RFC 97S16	80.9	64.8	56.7	47.0	727	603	—	23	—	—	—
RFC 97S20	76.6	74.3	67.1	59.5	2,496	988	769	1,198	—	—	20
SAMI 9808	81.7	78.0	68.4	60.4	2,281	459	590	642	157	537	39
SAMI 9808B	61.7	59.5	51.8	46.2	2,281	459	590	642	157	537	39
SAMI 9808C	62.9	60.0	51.0	45.2	2,281	459	590	642	157	537	39
WIFC 1998-3	50.8	50.8	50.8	50.8	7	9	88	21	6	8	10

N/A
Information is not available. FNMA 668203 is a newly issued security with no prepayment history.

(1)
Data provided by trustees or servicers for the securities, or other third-party sources. Delinquency data does not incorporate payment recency. For example, if a loan is 90-days delinquent at a point in time, and from that point on makes regular monthly payments, the loan would be current on a recency basis, but not on a contractual delinquency basis. Because of this, for certain pools, delinquency rates may imply higher expected defaults than may actually occur. Cumulative losses include Foreclosure, Real Estate Owned, or Bankruptcy amounts included elsewhere in this table.

(2)
Based on loans which were in bankruptcy as of December 31, 2002.

Loans

        Our Loans were primarily secured by stock and commercial assets and were current at December 31, 2002. The principal commercial loan in our portfolio at December 31, 2002 was to DAC International, Inc ("DAC"). This loan is secured by the stock and substantially all of the assets of DAC, a developer and manufacturer of eyeglass lens production machinery. The loan currently pays monthly principal and interest at the prime rate, plus 2%, and has a balloon payment of $5.4 million due in 2004. The principal balance of the loan at December 31, 2002 was $6.6 million and had a net carrying value on our books of $1.9 million. Based upon our carrying value, the effective interest rate on the loan at December 31, 2002 was 22.5%.

        In addition to the DAC loan, we have invested in pools of non-performing commercial loans that have been charged-off by the seller. These loans are purchased at a significant discount to the borrowers' total obligation. At December 31, 2002, our net investment in charged-off loans totaled $0.4 million.

Real Estate

        We invest in commercial real estate located in the United States and the United Kingdom. During 2001, the Company sold all of its direct investment in real estate located in the United Kingdom. However, we continue to own indirect investments in U.K. real estate through our 26% ownership interest in BEP (as defined below), which indirectly owns six shopping centers located in the U.K. The following table sets forth information regarding our direct investments in real estate at December 31, 2002:

Date Acquired	Name of Property	Location	Year Built/ Renovated	Net Leaseable Sq. Ft.	Approximate Percentage Leased at December 31, 2001	Net Book Value
04/6/98	Eugene Warehouse	Eugene, OR	Unknown	84,912	0%	$1,691,000
10/09/02	Freestanding Retail Properties	Various U.S.	Various	208,000	94%	17,489,000
11/18/98	BuenaVista Business Park-Land	Irwindale, CA	N/A	227,863	N/A	871,000
04/21/98	Wilsonville-Land	Wilsonville, OR	N/A	474,804	N/A	1,447,000

						$21,498,000

  N/A
  Not applicable

The following is a brief description of each of the properties set forth in the above table:

        Eugene Warehouse, 90005 Prairie Road, Eugene, Oregon.    This building is an 84,000-square-foot warehouse located on 4.5 acres with access to Interstate Route 5 via Belt Line Road and to the Eugene-Springfield metropolitan and Gateway areas. The property is within the West Eugene enterprise zone. This property is being marketed for lease or sale.

        Freestanding Retail Properties.    Our properties under capital leases consist of 46 freestanding retail buildings located throughout the United States. Each of the buildings is approximately 4,500 square feet and was originally developed during the 1970's and 1980's. These leases were assumed by us during 2002. The buildings are leased to a variety of tenants including convenience stores, video rental outlets, shoe stores and other small businesses.

        Buena Vista Business Park, 2400 Block of Bateman Avenue, Irwindale, California.    This property was acquired on November 18, 1998 as part of a 15 acre industrial park. Following the sale of approximately 10 acres in 2000, the investment currently consists of two finished industrial zoned lots totaling 227,863 square feet or 5.2 acres. The parcels are fully improved with all the major off-sites in place, i.e., paved-streets, streetlights, curbs, gutters and utilities. Irwindale is located at the center of the San Gabriel Valley which is located between the inland empire region and downtown Los Angeles. This site has access to Interstate Route 210 and Interstate Route 605.

        Wilsonville Land.    This 10.9-acre parcel of undeveloped land is located in the city of Wilsonville, Oregon.

        Indebtedness.    When it is beneficial to do so, our general strategy is to leverage our real estate investments by incurring borrowings secured by these investments. Set forth below is information regarding our indebtedness relating to our real estate as of December 31, 2002.

Property	Principal Amount	Interest Rate	Approximate Maturity	Amortization	Annual Payments
Freestanding Retail Properties	$16,846,000	8.50%	1/1/18	30 Years	$2,021,000
(subject to capital leases)

Other Investments

        We also invest in other finance related opportunities, including the debt or equity of corporations in the process of restructuring their operations. In December 2000, we organized and led a group of investors to purchase all of the outstanding capital stock of Bourne End Properties Plc ("Bourne End"), a specialist investor in retail property. BEP Acquisitions was incorporated in Jersey, Channel Islands for the purpose of acquiring Bourne End. BEP Acquisitions is a wholly-owned subsidiary of BEP Property Holdings Limited ("BEP"), which is 26% owned by us, 71% owned by Merrill Lynch (Jersey) Holdings Limited (a subsidiary of Merrill Lynch & Co., Inc.) and 3% owned by the asset manager, Greenbau Estuary Limited.

        At the time of the acquisition, Bourne End had approximately GBP 169.6 million of assets and GBP 123.1 million of debt. The real estate assets consisted of 1.7 million square feet in fifteen shopping centers located in the United Kingdom. Bourne End sold six of these properties during 2001 and sold an additional three centers during 2002. The sales are consistent with the investor group's strategy to reposition each of the centers, including selected new capital expenditures on existing space and new development on excess or adjoining land, with the ultimate goal of reselling many of the properties. Based on square footage, the sales to date represent 43% of the original Bourne End portfolio and are in line with the investor group's business plan.

        On May 15, 2002, we made a $2.3 million capital investment in a newly formed, wholly owned subsidiary, Fog Cap Commercial Lending Inc. ("FCCL"). FCCL then acquired a 51% ownership interest in Fog Cap GEMB Holdings LLC ("GEMB Holdings"). GEMB Holdings subsequently purchased all of the assets and certain identified liabilities of George Elkins Mortgage Banking Company, L.P. ("GEMB L.P."), a California mortgage banking operation, which provided brokerage services related to the production of approximately $400 million in commercial real estate mortgages in 2002. FCCL also purchased a 51% ownership interest in SJGP, Inc. SJGP, Inc., as the manager of GEMB Holdings, acts as a broker of commercial mortgages through four Southern California branches doing business as George Elkins Mortgage Banking Company. The primary reason for the acquisition was to pursue special situation lending opportunities through Elkins' distribution platform and to increase its loan brokerage volume and profitability through the development of additional and enhanced lender relationships. We began reporting the operations of GEMB Holdings and SJGP, Inc. on a consolidated basis beginning May 15, 2002.

        The acquisition price for the assets and certain identified liabilities of GEMB L.P. was $0.4 million. In conjunction with the acquisition, certain former employees of GEMB L.P. entered into long-term employment agreements with SJGP, Inc. As part of the transaction, we provided loans of $1.9 million to these employees, which are included in other assets in the accompanying statements of financial position.    In December 2002, we entered into a purchase agreement to acquire all of the membership interests in TPL, LLC, a Delaware limited liability corporation whose sole asset consists of a 99% partnership interest in GEMB L.P. The purchase price for TPL, LLC was satisfied on January 9, 2003 by the cancellation of the $1.9 million in loans receivable from the selling employees.

        The following supplemental pro forma information discloses the results of operations for the years ended December 31, 2002 and 2001, as though the acquisition had been completed as of the beginning of the period being reported:

	Year Ended December 31,
	2002	2001
	(dollars in thousands)
Net interest income	$4,193	$5,406
Real estate operations	(233)	1,221
Other operating income	30,000	(12,187)
Operating expenses	(13,327)	(11,835)

Net income (loss) before provision for taxes
and cumulative effect of a change in accounting principle	20,633	(17,395)
Provision for income taxes	(4,500)	—

Net income (loss) before cumulative effect of a change in accounting principle	16,133	(17,395)
Cumulative effect of a change in accounting principle	—	(1,021)

Net income (loss)	$16,133	$(18,416)

Basic net income (loss) per share before cumulative effect of a change in accounting principle	$1.63	$(1.66)

Cumulative effect of a change in accounting principle per share	—	(0.10)

Basic net income (loss) per share	$1.63	$(1.76)

Funding Sources

        In order to maximize the return on our investments, we generally fund acquisitions with third-party debt and equity financing so that our invested capital represents a relatively small percentage of the purchase price. The principal sources for funding loans and mortgage-backed securities have historically been repurchase agreements with major investment banks. Repurchase agreements are secured lending arrangements which involve the borrower selling an asset to a lender at a fixed price with the borrower having an obligation to repurchase the asset within a specified period (generally 30 days) at a higher price reflecting the interest cost of the loan. If the value of the underlying asset declines, as determined by the lender, the lender may request that the amount of the loan be reduced by cash payments from the borrower or additional collateral be provided by the borrower (generally known as "collateral calls"). Funding sources for real property assets generally involve capital leases or longer-term traditional mortgage financing with banks and other financial institutions. Our investments in corporate restructuring opportunities are often made without third-party leverage. We closely monitor rates and terms of competing sources of funds on a regular basis and generally seek to utilize the source which is the most cost effective. The following table sets forth information relating to our borrowings and other funding sources at December 31, 2002 and 2001.

	At December 31,
	2002	2001
	(dollars in thousands)
Borrowings:
Repurchase agreements	$35,478	$7,761
Mortgages secured by real estate	—	1,035
Senior bonds—mortgage-backed securities	—	29,170

Total borrowings	35,478	37,966

Obligations under capital leases	16,847	—

Total borrowings and other funding sources	$52,325	$37,966

        The following table sets forth certain information related to the Company's borrowings. During the reported periods, borrowings were comprised of warehouse lines, repurchase agreements, real estate loans, and senior bonds issued in connection with a securitization. Averages are determined by utilizing month-end balances.

	At or for the Year Ended December 31,
	2002	2001
	(dollars in thousands)
Average amount outstanding during the year	$31,165	$71,953
Maximum month-end balance outstanding during the year	$44,659	$87,102
Weighted average rate:
During the year	4.5%	7.5%
At end of year	1.8%	5.6%

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

        Real Estate.    Our real estate investments are carried at the lower of historical cost (net of depreciation) or estimated market value. Our estimate of market value is based upon comparable sales information for similar properties.

        Loans.    We carry our loans as held-for-sale and carried these loans at the lower of cost or estimated market value. Our estimate of market value included our consideration of the credit performance of these loans.

Regulatory

        In May 2002, we sold our entire holdings of approximately 2.9 million shares of the common stock of Wilshire Financial Services Group Inc. ("WFSG"), a savings and loan holding company. The sales were prompted by improved market conditions surrounding WFSG and resulted in a gain on sale of securities of $6.3 million. With the disposal of our entire interest in WFSG, we withdrew our application for a change in control of a bank holding company (Form H-(e)1), which had been filed with the Office of Thrift Supervision on March 29, 2002.

Employees

        As of December 31, 2002, we had approximately 39 employees, which included approximately 27 employees of SJGP, Inc.

ITEM 2. PROPERTIES

        Our corporate headquarters are located in Portland, Oregon, where we lease approximately 5,000 square feet of office space under a lease expiring in 2004. We also lease executive offices in New York, Los Angeles and London.

ITEM 3. LEGAL PROCEEDINGS

        The Company, Fog Cap L.P. (a subsidiary of the Company and formerly known as Wilshire Real Estate Partnership L.P.), its Chief Executive Officer, Andrew Wiederhorn, and former president, Lawrence Mendelsohn, were named in a series of civil lawsuits (the "CCL Lawsuits") relating to the receivership of Capital Consultants, L.L.C. ("CCL"). The CCL Lawsuits named multiple defendants in addition to the Company and its executives. In addition, the claimants filed claims against a number of additional parties regarding the same alleged losses, including a number of professional advisors to named defendants.

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

        The claimants in the CCL Lawsuits claimed total losses by the various plaintiffs against all defendants in the range of $400 million. Approximately $160 million of this amount arises from losses on investments, which plaintiffs alleged related to Messrs. Wiederhorn and Mendelsohn and companies with which they were affiliated, for which plaintiffs alleged the Company shares some unspecified portion of the liability. Additional damages were claimed for prejudgment interest dating from the date of each investment under securities law claims under which plaintiffs are seeking rescission remedies. The RICO claims include additional claims for triple damages and the tort claims include claims for punitive damages. Attorneys' fees were also sought under the ERISA, RICO and securities law claims. The claimants did not describe with any specificity the proportion or share of losses which they claim were attributable to the Company or its executives, as compared to the other parties and other potential defendants. The overall remedies sought against all defendants included claims for broad relief under the remedial provisions of ERISA, such as rescission of transactions and the imposition of a constructive trust over any trust assets which plaintiffs claimed were obtained in violation of ERISA. Certain of the claims against the Company appeared to be covered by releases that were given by CCL to the Company and Messrs. Wiederhorn and Mendelsohn. The claimants' suits sought to rescind the transactions in which the releases were granted. The claimants also seek common law remedies such as damages and punitive damages. However, certain of these common law claims may be preempted by ERISA.

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

        In addition to the cases identified above, the claimants also filed other actions relating to the collapse of CCL in which neither the Company nor its officers have been named. These cases include AFTCS- Preferred Endowment etc, et. al. v. Grayson, U.S. District Court of Oregon, Civil No. CV 01 1429 HA; Chilia et. al. v. Stoel Rives LLP, et. al., U.S. District Court of Oregon, Civil No. CV 01 1315 KI; Hazzard, et. al. v. Stoel Rives LLP, State of Oregon, Multnomah County, Case No. 0108-08975; Sheet Metal Workers, etc. v. Stoel Rives LLP, U.S. District Court of Oregon, Civil No. CV 01 1314 JO; Chilea v. O'Melveny, U.S. District Court of Oregon, Civil No. CV 01 1370 AS; Carpenters Health v. CCL, U.S. District Court of Oregon, Civil No. CV 00 01660 AS; Lennon v. Moss Adams, U.S. District Court of Oregon, Civil No. 01 00440 HA; Martinez v. Sesgal Advisors, Inc., U.S. District Court C.D. California, Civil No. 01 5723; Sheet Metal Workers, etc. v. O'Melveny & Meyers et. al., U.S. District Court of Oregon, Civil No. CV 01 1369 JE; Hazzard v. Moss Adams, State of Oregon, Multnomah County, Case No. 0103-03372; McPherson v. Eight District, U.S. District Court of Oregon, Civil No. CV 00 01445 HA; Olson v. Larson, U.S. District Court of Oregon, Civil No. CV 01 00480 BR; Hazzard v. Moss Adams, U.S. District Court of Oregon, Civil No. CV 01 00603 AS; Piet, et. al. v. Lontine, U.S. District Court of Colorado, Civil No. CV 01 WM 0698; and Madole, et. al. v. Deloitte & Touche, LLP, State of Oregon, Multnomah County, Case No. 0202-01882.

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

        The court approved settlement totaled in excess of $100 million. Pursuant to the settlement in which the Company is participating, the defendants and their insurers agreed to pay the claimants the sum of $40.0 million, which includes the purchase for $10.5 million by one defendant of stock held by the receiver. The Company agreed to pay a portion of the settlement amount. Due to the reserves previously established by the Company, the settlement payment did not have a material impact on the Company's financial position or results of operations during 2002. The amounts paid by the Company in connection with the settlement will not be subject to reimbursement from the Company's insurance carriers. The payment was made by the Company on July 10, 2002.

        Pursuant to the terms of the settlement agreement, the claimants and the receiver appointed for CCL released and discharged the settling defendants and certain other related parties from any and all claims, losses, damages, attorney's fees and costs, disgorgement of fees, fines and penalties, whether accrued or not, whether already acquired or acquired in the future, whether known or unknown, arising or in any way related to CCL or any matters raised, or which could have been raised in the CCL Lawsuits (the "Released Claims"). The claimants also released the defendants and certain other related parties from all claims for indemnity and contribution, regardless of whether those claims are asserted under legal theories, that in any way arise out of the transactions, occurrences, or any series of transactions or occurrences related to the CCL Lawsuits, or which arise from matters raised, or which could have been raised, in the CCL Lawsuits. The claimants also covenanted not to sue the Company, its subsidiaries, Messrs. Wiederhorn and Mendelsohn and the other defendants in the CCL Lawsuits based upon the Released Claims. Each of the defendants released and covenanted not to sue each other. Certain parties that may have contribution claims or indemnity rights against the settling defendants, including the Company, are not entering into the settlement agreement. In order to induce the settling defendants to enter into the settlement agreement and protect them against claims by the non-settling parties, the parties to the settlement agreement agreed as follows:

  •
  the settlement agreement required court approval and the entry of a bar order under which any non-settling parties will receive credit for any loss they must pay to claimants equal to the relative fault or responsibility of the settling defendants, including the Company; therefore if any cross claims are brought against a settling defendant, each settling defendant will be deemed to have already paid the full amount of its proportionate liability;

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

        Certain former employees of the Company, or of firms that were previously affiliated with the Company have been named as parties or have been requested to respond to discovery requests and/or government investigations regarding the receivership of CCL. Several of these individuals have requested indemnity from the Company for the costs of their defense. At this time, it is not possible to determine the extent of liability, if any, the Company may face with regard to such indemnity claims because of the preliminary nature of the underlying investigation. The Company has not agreed to any such indemnity requests. Also, Wilshire Financial Services Group Inc. (WFSG), which has indemnity obligations to Messrs. Wiederhorn and Mendelsohn, has informed the Company that it is reserving the right to claim contribution from the Company for a portion of the indemnification payments WFSG has made and may be required to pay in the future for the benefit of Messrs. Wiederhorn and Mendelsohn. WFSG has not made a claim for a specific dollar amount. The Company has not agreed to any such request for contribution.

        In addition to the civil litigation, the CCL failure has led to governmental investigations, including a criminal investigation which is ongoing. Messrs. Wiederhorn and Mendelsohn have received letters from the United States Attorney's office in Portland, Oregon, advising them that they are the targets of a grand jury investigation into the failure of CCL. At this stage, it is not possible to predict the outcome of this investigation. Messrs. Wiederhorn and Mendelsohn, pursuant to the terms of their respective employment agreements with the Company, may be entitled to indemnity for litigation expenses and personal losses from the Company in connection with such investigations and any litigation related thereto. Messrs. Wiederhorn and Mendelsohn have notified the Company that they are reserving their rights to seek such indemnity. Messrs. Wiederhorn and Mendelsohn also may be entitled to indemnification for litigation expenses and personal losses from other defendants named in the CCL Lawsuits in connection with such investigations and any litigation related thereto. At this time, it is not possible to determine the extent of liability, if any, the Company may face with regard to such indemnity claims because of the preliminary nature of the investigation. The Company has not agreed to any such indemnity requests.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On December 12, 2002, at the annual stockholders' meeting, the Company's stockholders elected six persons to the Board of Directors and ratified the selection of Ernst & Young LLP as the Company's auditors for the year ending December 31, 2002.

        In connection with the election of directors, the shares of common stock present in person or by proxy were voted as follows:

	For	Withheld
Andrew A. Wiederhorn	9,044,640	18,142
Robert G. Rosen	9,044,640	18,142
Don H. Coleman	9,043,640	19,142
Christopher DeWolfe	9,044,640	18,142
David Dale-Johnson	9,043,640	19,142
K. Kenneth Kotler	9,043,640	19,142

        All of the elected directors continued their term of office as directors after the annual stockholders' meeting.

        In connection with the proposal to approve the ratification of the selection of Ernst & Young LLP, independent certified public accountants, as the Company's auditors for the year ending December 31, 2002: 9,053,515 shares were voted in favor of the proposal, 1,967 shares were voted against the proposal and there were 7,300 abstentions.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Effective April 6, 1998, our common stock, par value $0.0001 per share (the "Common Stock") became quoted on the Nasdaq National Market. The Common Stock is quoted under the symbol "FCCG." The approximate number of record holders (not beneficial shareholders, as most shares are held in brokerage name) of our Common Stock at January 31, 2002 was 51.

        The following table sets forth the high and low sales prices for the Common Stock as quoted on Nasdaq for the periods indicated.

2002	High	Low
First quarter	$2.670	$2.150
Second quarter	$3.950	$2.250
Third quarter	$3.600	$2.499
Fourth quarter	$3.920	$2.900
2001	High	Low
First quarter	$2.594	$2.188
Second quarter	$3.000	$2.070
Third quarter	$2.620	$2.150
Fourth quarter	$2.550	$1.982

        During the year ended December 31, 2002, we declared four quarterly dividends of $0.13 per share, totaling $0.52 per share ($5.1 million). During the year ended December 31, 2001, we declared three quarterly dividends of $0.13 per share, totaling $0.39 per share ($4.1 million). We may declare and pay new quarterly dividends on our common stock in 2003, subject to our financial condition, results of operations and capital requirements as well as other factors deemed relevant by the Board of Directors.

        On October 18, 2002, we adopted a stockholder rights plan (the "Plan") and declared a distribution of one right (a "Right") to purchase one-tenth of a share of the Company's common stock for each outstanding share of common stock, payable to the stockholders of record on October 28, 2002. The Board of Directors authorized and directed the issuance of one Right with respect to each share of common stock issued thereafter until the Distribution Date. The Plan was adopted as a means of protecting the potential tax benefits of our net operating loss carry forward ("NOL"). Under Federal tax rules, the NOL will be limited if we experience a significant change in ownership. The Plan dilutes any new 5% holder, or any existing 5% holder that increases its stake by 1% or more, thereby preserving the Company's NOL. If, subject to certain exceptions, any person or group commences a tender or exchange offer to purchase 5 percent or more of the Company's Common Stock, each right not owned by such person or group will entitle its holder to purchase, at the right's current exercise price, shares of common stock having a value of twice the right's current exercise price. If, subject to certain exceptions, any person or group acquires 5% or more, or any existing 5% holder increases its stake by 1% or more, of the our common stock (an "Acquiring Person"), each right not owned by such person or group will automatically be exercised and entitle its holder to receive one share of common stock per right (or a lesser ratio as determined by the Board of Directors, if we do not have sufficient authorized and unreserved shares) in lieu of paying the purchase price. This right to purchase common stock at a discount will not be triggered by a person or group's acquisition of 5% or more of the common stock pursuant to a tender or exchange offer (or other securities offering by us) which is for all outstanding shares at a price and on terms that the Board of Directors determines (prior to acquisition) to be adequate and in the best interests of the Company and our stockholders.

        In addition, if, subject to certain exceptions, we are acquired by another corporation in a merger or consolidation or more than 50 percent of our assets or earning power is acquired, each right not owned by the acquirer or affiliates will entitle its holder to purchase, at the right's current exercise price, common stock of the acquirer having a value of twice the right's current exercise price. This right will not be triggered, however, if the acquisition is by a person or group which acquired our common stock at a price and on terms that the Board of Directors determines (prior to acquisition) to be adequate and in the best interests of the Company and its stockholders.

        The rights will expire in the year 2012. We may redeem all of the rights, at the option of the Board of Directors, at a redemption price of $.001 per right or by the issuance of shares of common stock then equivalent to $.001 per right, at any time prior to any person becoming an Acquiring Person.

ITEM 6. SELECTED FINANCIAL DATA

        The following table sets forth selected historical, financial and operating data on a consolidated basis at December 31, 2002, 2001, 2000, 1999, and 1998 and for the years then ended. The information contained in this table should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our historical consolidated financial statements, including the notes thereto, included elsewhere in this report.

	2002	2001	2000	1999	1998(1)
	(dollars in thousands)
Statement of Operations Data:
Net Interest Income:
Loans	$557	$2,394	$3,900	$6,740	$10,838
Securities	5,277	7,328	10,718	15,342	15,709
Other investments	264	226	460	604	1,145

Total interest income	6,098	9,948	15,078	22,686	27,692
Interest expense	1,906	4,548	7,704	12,897	13,608

Net interest income before loan losses	4,192	5,400	7,374	9,789	14,084
Recovery of (provision for) loan losses	—	—	555	1,150	(11,842)

Net interest income after loan losses	4,192	5,400	7,929	10,939	2,242

Real Estate Operations:
Operating income	927	2,197	4,870	7,148	4,939
Operating expense	(669)	(418)	(601)	(205)	(345)
Interest expense	(333)	(1,244)	(2,742)	(4,546)	(2,853)
Gain on sale of real estate	49	1,142	5,404	150	—
Depreciation	(158)	(456)	(993)	(1,102)	(963)

Total real estate operations	(184)	1,221	5,938	1,445	778

Other Operating Income (Loss):
Loan origination income	2,315	—	—	—	—
Market valuation losses and impairments	(400)	(11,422)	(22,257)	(30,029)	(54,822)
Provision for litigation claims	—	(2,000)	(225)	(4,077)	—
Equity in earnings (losses) of BEP	1,100	(1,335)	—	—	—
Gain on sale of loans and securities	28,045	1,001	5,356	1,326	2,263
Other (loss) income, net	(1,037)	(758)	29	180	23

Total other operating Income (loss)	30,023	(14,514)	(17,097)	(32,600)	(52,536)

Operating Expenses:
Compensation and employee benefits	8,615	5,147	7,869	1,353	—
Professional fees	2,158	1,365	1,973	3,654	4,399
Other	3,031	2,520	2,470	1,424	2,473

Total operating expenses	13,804	9,032	12,312	6,431	6,872

Net income (loss) before provision for income taxes and cumulative effect of a change in accounting principle	20,227	(16,925)	(15,542)	(26,647)	(56,388)
Provision for income taxes	3,522	—	—	—	—

Net income (loss) before cumulative effect of a change in accounting principle	16,705	(16,925)	(15,542)	(26,647)	(56,388)
Cumulative effect of a change in accounting principle	—	(1,021)	—	—	—

Net income (loss)	$16,705	$(17,946)	$(15,542)	$(26,647)	$(56,388)

	Year Ended December 31,
	2002	2001	2000	1999	1998(1)
Basic net income (loss) per share before cumulative effect of a change in accounting principle	$1.69	$(1.61)	$(1.48)	$(2.33)	$(4.94)
Cumulative effect per share of a change in accounting principle	—	(.10)	—	—	—

Basic net income (loss) per share	$1.69	$(1.71)	$(1.48)	$(2.33)	$(4.94)

Weighted average shares outstanding	9,905,900	10,507,413	10,507,413	11,443,021	11,421,933
	Year Ended December 31,
	2002	2001	2000	1999	1998(1)
Diluted net income (loss) per share before cumulative effect of a change in accounting principle	$1.66	$(1.61)	$(1.48)	$(2.33)	$(4.94)
Cumulative effect per share of a change in accounting principle	—	(.10)	—	—	—

Diluted net income (loss) per share	$1.66	$(1.71)	$(1.48)	$(2.33)	$(4.94)

Diluted weighted average shares outstanding	10,049,100	10,525,413	10,507,413	11,443,021	11,421,933
	Year Ended December 31,
	2002	2001	2000	1999	1998(1)
	(dollars in thousands, except share data)
Cash Flow Data:
Net cash (used in) provided by operating activities	$(8,588)	$(1,457)	$(91)	$(12,215)	$4,484
Net cash provided by (used in) investing activities	$22,642	$61,186	$71,072	$138,283	$(447,921)
Net cash (used in) provided by financing activities	$(6,362)	$(56,358)	$(73,270)	$(124,969)	$448,219
Other Data:
Dividends declared per share	$0.52	$0.39	$—	$—	$0.67
	Year Ended December 31,
	2002	2001	2000	1999	1998(1)
	(dollars in thousands, except share data)
Total assets	$110,586	$82,057	$150,304	$218,666	$381,117
Cash and cash equivalents	$14,505	$6,753	$3,394	$5,862	$4,782
Securities available for sale, at estimated fair value	$59,317	$51,783	$74,731	$104,572	$158,738
Loans	$2,245	$4,819	$30,404	$31,634	$115,628
Investments in real estate	$21,498	$4,471	$24,767	$63,225	$85,005
Investments in WFSG and affiliates	$—	$5,893	$5,593	$9,657	$12,352
Investments in BEP	$5,579	$5,195	$6,719	$—	$—
Borrowings	$35,478	$37,966	$88,930	$161,365	$297,841
Obligations under capital leases	$16,847	$—	$—	$—	$—
Total stockholders; equity	$44,207	$38,799	$55,651	$50,872	$72,443

(1)
We commenced operations on April 6, 1998, therefore, the information presented only includes actual operations for the abbreviated nine month period ended December 31, 1998.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with the Consolidated Financial Statements of the Company and notes thereto.

GENERAL

        Our business strategy focuses on investing, structuring and managing a wide range of financial assets, including the acquisition of debt or equity positions in companies requiring assistance in restructuring their operations; investments in mortgage-backed securities; provision of corporate mezzanine financing and other similar investments. The Company invests where its expertise in intensive asset management, credit analysis and financial structuring can create value and provide an appropriate risk-adjusted rate of return. The Company maintains a flexible approach with respect to the nature of its investments, seeking to take advantage of opportunities as they arise or are developed.

Critical Accounting Policies

Valuation

        At December 31, 2002, our largest asset was our portfolio of mortgage-backed securities. Listed market prices are available for the majority of our portfolio, which consists of a FNMA certificate. However, listed market prices or dealer/lender value opinions are not available for the subordinated mortgage-backed securities in our portfolio. Accordingly, in the absence of these third-party quotations, fair values for these subordinated mortgage-backed securities are determined by us, using a third-party valuation model and internally developed assumptions.

        Valuation models and assumptions impact the carrying value of our subordinated mortgage-backed securities and the amount and timing of gains and losses recognized. The use of different valuation models or assumptions could produce different financial results. Changes in the fixed-income markets and the actual performance of our mortgage-backed securities may impact our estimates of fair value in the future, potentially affecting, positively or negatively, our future operating results and equity.

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

        Due to deceases in benchmark interest rates and the positive effects of increased prepayments, we realized gains on the sale of mortgage-backed securities in 2002 of $22.0 million. However, during the years ended December 31, 2001, and 2000, we incurred significant impairment losses of $8.7 million, and $21.4 million, respectively, due to decreases in value of our mortgage-backed securities. These losses resulted from the worsening credit performance of our mortgage-backed securities as well as increases in the market yields for investments of such high risk assets. We believe our assumptions and the resulting estimated values of the mortgage-backed securities at December 31, 2002 are conservative based on the facts and circumstances as of that date; however, there can be no assurance that there will be no future losses on these securities due to changes in their performance or overall market conditions.

Sale Recognition

        During 2002, we carried out several significant sales of our mortgage-backed securities and loans. Our accounting policy calls for the recognition of sales of financial instruments, including mortgage-backed securities and loans, only when we irrevocably have surrendered control over these assets. Our accounting policy calls for the recognition of sales of real estate upon closing when we have transferred the usual risks of ownership and all or substantially all of the rewards of ownership to the buyer. We do not retain any recourse or performance obligations with respect to our sales of assets. Our sales in 2002 were generally cash sales and the cash proceeds were not contingent upon any future event.

RESULTS OF OPERATIONS—2002 Compared to 2001

        NET INCOME. Our net income for the year ended December 31, 2002 amounted to $16.7 million, or $1.69 per share, compared to a net loss of $17.9 million, or $1.71 per share for the year ended December 31, 2001. The 2002 net income was primarily the result of gains on the sale of loans and securities of $28.0 million, partially offset by our operating expenses. The 2001 net loss is primarily attributable to $11.4 million of market valuation losses and impairments and operating expenses.

        NET INTEREST INCOME. The following tables set forth information regarding the total amount of income from interest-earning assets and expenses from interest-bearing liabilities and the resulting average yields and rates:

	For the Year Ended December 31, 2002
	Average Balance	Interest Income (Expense)	Yield/Rate
	(dollars in thousands)
Interest-Earning Assets:
Loan portfolios	$4,467	$557	12.4%
Mortgage-backed securities available for sale	47,937	5,277	11.0
Other investments	16,017	264	1.7

Total interest-earning assets	$68,421	$6,098	8.9%

Interest-Bearing Liabilities:
Borrowings (1)	$36,310	$(1,906)	5.2%

Total interest-bearing liabilities	$36,310	$(1,906)	5.2%

Net interest income before provision for loan losses/spread (2)		$4,192	3.7%

Net interest margin (3)			6.1%

(1)
Borrowings and interest expense relating to real estate investments are not included in this analysis.
(2)
Net interest spread represents the unweighted difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(3)
Net interest margin represents net interest income divided by average interest-earning assets.

	For the Year Ended December 31, 2001
	Average Balance	Interest Income (Expense)	Yield/Rate
	(dollars in thousands)
Interest-Earning Assets:
Loan portfolios	$24,149	$2,394	9.9%
Mortgage-backed securities available for sale	59,873	7,328	12.2
Other investments	3,809	226	5.9

Total interest-earning assets	$87,831	$9,948	11.3%

Interest-Bearing Liabilities:
Borrowings (1)	$62,207	$(4,548)	7.3%

Total interest-bearing liabilities	$62,207	$(4,548)	7.3%

Net interest income before provision for loan losses/spread (2)		$5,400	4.0%

Net interest margin (3)			6.1%

(1)
Borrowings and interest expense relating to real estate investments are not included in this analysis.

(2)
Net interest spread represents the unweighted difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(3)
Net interest margin represents net interest income divided by average interest-earning assets.

        Prepayments, delinquencies and defaults affect the net spread of the Company, primarily through their impact on mortgage loans that underlie the securities in our mortgage-backed securities portfolio. For principal and interest subordinated mortgage-backed securities, which we generally purchase at a discount to principal amount, increased prepayments recapture the purchase discount sooner and therefore increases spread. Fewer prepayments would have the opposite effect, reducing spread. The impact on spread, however, depends upon the degree to which actual prepayment differs from our assumptions for prepayment at the time we purchased the security.

        We buy mortgage-backed securities based on prepayment, delinquency and default assumptions. Delinquency itself has little effect on spread from our mortgage-backed securities portfolio since the loan servicer for each security generally will advance both principal and interest payments. More important is the loss severity on defaulted loans. Generally, the larger the loss severity is, the greater the reduction in spread will be. However, our spread is only negatively impacted to the extent the principal face amount of defaults and the cumulative loss severity exceeds or is expected to exceed our assumptions at the time of purchase or as subsequently adjusted through an other than temporary impairment determination.

        REAL ESTATE OPERATIONS. During the years ended December 31, 2002 and 2001, real estate operating income was comprised primarily of $0.9 million and $2.2 million, respectively, in gross rental and other income earned on these investments. Expenses incurred on real estate investments for the years ended December 31, 2002 and 2001 include $0.3 million and $1.2 million, respectively, of interest expense, $0.7 million and $0.4 million, respectively, of rental operating expense and $0.2 million and $0.5 million, respectively, of depreciation expense. We also recorded gains in the sale of real estate of $0.1 million and $1.1 million, respectively, for the years ended December 31, 2002, and 2001.

        OTHER OPERATING INCOME. Our other operating income was approximately $30.0 million for the year ended December 31, 2002. This compares to a loss of $14.5 million for the years ended

December 31, 2001. The primary components of our net other operating income (loss) include the following:

        Market Valuation Losses and Impairments.    The term "market valuation losses and impairments" as used herein refers to impairment losses recognized primarily on our mortgage-backed securities, real estate and loan portfolios. During the year ended December 31, 2002, we incurred market valuation losses and impairments of $0.4 million on an investment in real estate. Market valuation losses and impairments for the year ended December 31, 2001 were $11.4 million. This amount includes $8.7 million of market valuation losses and impairments related to our portfolio of mortgage-backed securities available for sale, $0.5 million related to our investment in loans, $2.0 million related to our investment in prepaid service fees in an affiliate of WFSG, and $0.2 million related to our investment in real estate.

        Provision for Litigation Claims.    The Company was named, among other defendants, in a series of lawsuits related to the receivership of an unaffiliated investment company. In their claims, multiple plaintiffs alleged several theories of liability, including knowing participation in fiduciary breach and prohibited transactions under the Employee Retirement Income Security Act of 1974. Based upon the progress of the mediation through December 31, 2001, we made a provision for litigation of $2 million during the fourth quarter of 2001. The litigation was settled in 2002, and the provision for litigation made in 2001 was sufficient to cover our contribution to the settlement.

        Equity in Earnings (Losses) of BEP.    In February 2001, we completed the purchase of all of the outstanding capital stock of Bourne End Properties PLC ("Bourne End") through a 26% owned Jersey, Channel Islands company known as BEP Acquisitions ("BEP"). Bourne End is a specialist investor in retail property, currently owning six town shopping centers located in England and Scotland. BEP is highly leveraged and operating income from the properties is offset by interest expense and depreciation. We account for this investment using the equity method, thereby recording our share of income and expense generated by BEP. During 2002, BEP became profitable as it sold properties and retired indebtedness, a process which began during the fourth quarter of 2001.    For the year ended December 31, 2002, we recorded $1.1 million in earnings relating to our share of the net income of BEP. During 2001, the Company recorded $1.3 million in operating losses relating to this investment.

        Gain on the Sale of Loans and Securities.    During the years ended December 31, 2002 and 2001, we sold loans and securities to unrelated third parties for approximately $79.5 million and $14.7 million, respectively, resulting in gains of approximately $28.0 million and $1.0 million, respectively.

        Loan Origination Income.    During the period of our ownership of 51% of the operations of George Elkins Mortgage Banking Company ("George Elkins"), the commercial mortgage broker generated $2.3 million in loan origination income which is included in our consolidated statements of operation. We acquired George Elkins in May 2002.

        OPERATING EXPENSES. During 2002, operating expenses were comprised of compensation and employee benefits of $8.6 million, professional fees of $2.1 million and other costs of $3.0 million. The compensation costs include $2.3 million in compensation paid to employees of George Elkins since we began consolidating operations in May 2002. A significant portion of the compensation paid to employees of George Elkins consisted of commissions relating to the origination of commercial real estate loans.

        During 2001, operating expenses were comprised of compensation and employee benefits of $5.1 million, professional fees of $1.4 million and other costs of $2.5 million. In the fourth quarter of 2001, the Company established a trust, which purchased 525,000 shares of the Company's common stock from an unrelated shareholder. The Company's contribution of approximately $1.3 million is included in compensation expense for 2001. The trust was established for the benefit of the Company's employees and directors to raise their ownership in the Company, thereby strengthening the mutuality of interests between them and the Company's shareholders. While these shares are held in trust, they will be voted ratably with ballots cast by all other shareholders. During 2002, the trust utilized funds generated by earnings on trust assets to purchase an additional 100,000 shares of our common stock in the open market.

RESULTS OF OPERATIONS—2001 Compared to 2000

        NET LOSS. Our net loss for the year ended December 31, 2001 amounted to $17.9 million, or $1.71 per share, compared to a net loss of $15.5 million, or $1.48 per share for the year ended December 31, 2000. The 2001 net loss is primarily attributable to $11.4 million of market valuation losses and impairments and significant operating expenses. The net loss for 2000 was primarily the result of $22.3 million of market valuation losses and impairments.

        NET INTEREST INCOME. The following tables set forth information regarding the total amount of income from interest-earning assets and expenses from interest-bearing liabilities and the resulting average yields and rates:

	For the Year Ended December 31, 2001
	Average Balance	Interest Income (Expense)	Yield/Rate
	(dollars in thousands)
Interest-Earning Assets:
Loan portfolios	$24,149	$2,394	9.9%
Mortgage-backed securities available for sale	59,873	7,328	12.2
Other investments	3,809	226	5.9

Total interest-earning assets	$87,831	$9,948	11.3%

Interest-Bearing Liabilities:
Short-term and other borrowings	$62,207	$(4,548)	7.3%

Total interest-bearing liabilities	$62,207	$(4,548)	7.3%

Net interest income before provision for loan losses/spread (1)		$5,400	4.0%

Net interest margin (2)			6.1%

(1)
Net interest spread represents the unweighted difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(2)
Net interest margin represents net interest income divided by average interest-earning assets.

	For the Year Ended December 31, 2000
	Average Balance	Interest Income (Expense)	Yield/Rate
	(dollars in thousands)
Interest-Earning Assets:
Loan portfolios	$33,204	$3,900	11.7%
Mortgage-backed securities available for sale	81,159	10,718	13.2
Other investments	7,402	460	6.2

Total interest-earning assets	$121,765	$15,078	12.4%

Interest-Bearing Liabilities:
Short-term and other borrowings	$86,312	$(7,704)	8.9%

Total interest-bearing liabilities	$86,312	$(7,704)	8.9%

Net interest income before provision for loan losses/spread (1)		$7,374	3.5%

Net interest margin (2)			6.1%

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

        REAL ESTATE OPERATIONS. During the years ended December 31, 2001 and 2000, real estate operating income was comprised primarily of $2.2 million and $4.9 million, respectively, in gross rental and other income earned on such investments. Expenses incurred on such real estate investments for the years ended December 31, 2001 and 2000 include $1.2 million and $2.7 million, respectively, of interest expense, $0.4 million and $0.6 million, respectively, of rental operating expense and $0.5 million and $1.0 million, respectively, of depreciation expense. We also recorded gains on the sale of real estate of $1.1 million and $5.4 million, respectively, for the year ended December 31, 2001, and 2000.

        OTHER OPERATING LOSS. Our other loss was approximately $14.5 million and $17.1 million for the years ended December 31, 2001 and 2000, respectively. The components of the Company's net non-interest loss are comprised of the following:

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

        Provision for Litigation Claims.    The Company was named, among other defendants, in a series of lawsuits related to the receivership of an unaffiliated investment company. In their claims, multiple plaintiffs allege several theories of liability, including knowing participation in fiduciary breach and prohibited transactions under the Employee Retirement Income Security Act of 1974. Based upon the progress of the mediation through December 31, 2001, we made a provision for litigation of $2 million. The litigation was settled in 2002, and the provision for litigation made in 2001 was sufficient to cover our contribution to the settlement.

        Equity in Losses of BEP.    In February 2001, the Company (through a 26% owned Jersey, Channel Islands company known as BEP Acquisitions) completed the purchase of all of the outstanding capital stock of Bourne End Properties PLC ("Bourne End"). Bourne End is a specialist investor in retail property, which owns shopping centers located in England and Scotland. BEP is highly leveraged and operating income from the properties is offset by interest expense and depreciation. The Company accounts for this investment using the equity method, thereby recording its share of income and expense generated by BEP. During 2001, the Company recorded $1.3 million in operating losses relating to this investment.

        Gain on the Sale of Loans and Securities.    During the years ended December 31, 2001 and 2000, we sold loans and securities to unrelated third parties for approximately $14.7 million and $51.6 million, respectively, resulting in gains of approximately $1.0 million and $5.4 million, respectively.

        OPERATING EXPENSES. During 2001, operating expenses were comprised of compensation and employee benefits of $5.1 million, professional fees of $1.4 million and other costs of $2.5 million. In the fourth quarter of 2001, the Company established a trust, which purchased 525,000 shares of the Company's common stock from an unrelated shareholder. The Company's contribution of approximately $1.3 million is included in compensation expenses. The trust was established for the benefit of the Company's employees and directors to raise their ownership in the Company, thereby strengthening the mutuality of interests between them and the Company's shareholders. During 2000, operating expenses were comprised of compensation and employee benefits of $7.8 million, professional fees of $2.0 million and other costs of $2.5 million.

CHANGES IN FINANCIAL CONDITION

        During 2002, total assets increased to $110.6 million from $82.1 million at December 31, 2001. This increase was primarily the result of a net increase of $17.0 million in investments in real estate, a net increase in cash of $7.8 million and a net increase in securities available for sale of $7.5 million. These increases were partially offset by the sale of our $5.9 million investment in WFSG. Total liabilities increased to $66.4 million during the period, primarily as a result of a net increase of $16.8 million in obligations under capital leases associated with the acquisition of real estate, the recognition of income taxes payable of $4.1 million and the recognition of an obligation to purchase treasury stock of $4.2 million.

        SECURITIES AVAILABLE FOR SALE. At December 31, 2002, securities available for sale included mortgage-backed securities with an aggregate market value of $59.3 million, including realized and unrealized gains or losses, compared to $51.8 million at December 31, 2001. This increase of $7.5 million is primarily due to the purchase of $58.1 million of securities and an increase in market value of $2.7 million. These increases were partially offset by the sale of $47.3 million of securities and net principal payments received of $6.0 million.

        A substantial portion of the securities purchased consisted of a high credit quality FNMA certificate and substantially all of the securities sold were lower credit quality securities, resulting in a substantial improvement in the credit quality of our portfolio of mortgage-backed securities.

        We entered into an employment agreement with Robert G. Rosen which entitles him to a bonus payment based upon the excess of the cumulative net proceeds from the sale of certain of our mortgage-backed securities over a specified target amount (as defined in the employment agreement). During 2002, we sold several of the securities subject to the bonus agreement. We substantially exceeded the specific target amount for the sale of these securities and the bonus that would have been payable to Mr. Rosen has been reflected in the statement of operations. In addition, there are approximately $9.5 million in mortgage-backed securities remaining at December 31, 2002, which are subject to the bonus arrangement. The unrealized holding gain on securities available for sale included in other comprehensive income has been adjusted to reflect the amount of the bonus that would have been payable to Mr. Rosen under his employment agreement, assuming the Company had sold all of its mortgage-backed securities at a selling price equal to the carrying value at December 31, 2002.

        LOAN PORTFOLIO. During the year ended December 31, 2002, our loan portfolio was reduced by approximately $2.6 million primarily as a result of the sale of a loan with a carrying value of $4.7 million. This decrease was partially offset by the purchase of $6.7 million in outstanding debt of DAC for a purchase price of approximately $2.0 million. DAC produces and markets lens manufacturing equipment. The debt is evidenced by a new promissory note, which bears interest at the greater of the Prime Rate plus 2% or the Federal Funds Rate plus 2.5%. The note requires monthly principal and interest payments and matures on August 1, 2004. The note is secured by substantially all of the assets of DAC. As of December 31, 2002, DAC had made all of the required payments under the note.

        INVESTMENTS IN REAL ESTATE. Investments in real estate increased approximately $17.0 million during the year ended December 31, 2002. This increase was primarily the result of the acquisition of capital leasehold interests in 46 free-standing retail stores located throughout the United States. The purchase was made through our wholly-owned subsidiary, Fog Cap Retail Investors LLC. The capital leases cover approximately 208,000 square feet of retail space. The stores are free-standing, retail locations ranging from 4,500-7,000 square feet each. Leaseholds are, in general, 25-30 years, and cover a broad tenant mix including convenience stores, shoe stores, video stores, auto parts dealers, pawn shops, carpet retailers and other small businesses. We capitalized a $17.6 million investment in real estate as a result of this transaction, and recognized a capital lease obligation of $16.9 million. As part of the same transaction, we also acquired non-capitalized, operating leases on an additional 63 retail stores covering 304,000 square feet. The operating leases have remaining initial terms averaging four years, however, the terms of the leases may be extended at our election. The properties subject to these operating leases are also sublet to similar types of small businesses as described above. The $0.7 million purchase price for the non-capitalized operating leases is included in other assets in the accompanying statements of financial position. Of the 109 retail locations, 19 were vacant at December 31, 2002.

        INVESTMENTS IN WFSG. In May 2002, we sold, through several brokerage transactions to third parties, our entire holdings of approximately 2.9 million shares of the common stock of Wilshire Financial Services Group Inc. ("WFSG"). The sales were prompted by improved market conditions surrounding WFSG and resulted in a gain on sale of securities of $6.3 million. As a result of the disposal of our entire interest in WFSG, we withdrew our application for change in control of a bank holding company (Form H-(e)1), which had been filed with the Office of Thrift Supervision on March 29, 2002.

        OTHER ASSETS. At December 31, 2002, the Company's other assets consisted of the following:

Loans to executives	$2,918,000
Capitalized deferred compensation	1,619,000
Proceeds due from sale of securities	584,000
Investment in operating leases	798,000
Other	1,522,000

Total	$7,441,000

        BORROWINGS. At December 31, 2002, we had $35.5 million of borrowings consisting entirely of repurchase agreements on mortgage-backed securities. Our borrowings had a weighted average interest rate of 1.8% at December 31, 2002.

        OBLIGATIONS UNDER CAPITAL LEASES. Obligations under capital leases increased approximately $16.8 million during the year ended December 31, 2002. This increase was the result of the acquisition of capital leasehold interests in 46 free-standing retail stores located throughout the United States.

        OBLIGATION TO PURCHASE TREASURY STOCK. Effective July 31, 2002, we entered into an agreement (the "Assignment") in which we accepted the assignment of the obligations of the grantor under a put option dated October 16, 2001 which had been granted by Andrew A. Wiederhorn to Lawrence A. Mendelsohn ("Mendelsohn") and a group of related shareholders of the Company (the "Stockholders"). Mr. Wiederhorn is the Chairman of the Board and Chief Executive Officer of the Company. At the time of the assignment, Mr. Mendelsohn was the President and a member of the Board of Directors of the Company. Mr. Mendelsohn resigned from the Company on August 30, 2002.

        Under the Assignment, the Stockholders had the option (the "Put Option") to require us to purchase up to 1,044,760 shares of the Company's common stock (the "Option Shares") at a price per share equal to eighty percent (80%) of the book value per share of the Company as of the end of the most recent calendar month preceding the delivery of the exercise notice (the "Evaluation Date").

        The Stockholders' exercised their right to require us to purchase the Option Shares on December 24, 2002. The option price was determined to be $4.02 per share and the closing date was February 7, 2003. One third of the purchase price for the shares purchased under the Option Agreement was paid in cash to the Stockholders at closing. The remaining purchase price was paid with a promissory note which matures 11 months following the closing date and which bears interest at 0% for the first 90 days and 12% per annum thereafter. The note may be prepaid at any time without penalty or premium.

        The assumption and subsequent exercise of the Assignment resulted in our recording a $4.2 million liability for the obligation to purchase treasury stock as of December 31, 2002. Of this amount, $3.1 million, which represents the amount that will be recorded as treasury stock upon the closing, was deducted from permanent Stockholders' Equity. The remaining $1.1 million, representing the difference between the strike price of the option shares and the quoted price of the Option Shares on NASDAQ on the assumption date, was recorded as a charge to earnings.

        INCOME TAXES PAYABLE. Our income taxes payable increased to $4.1 million at December 31, 2002. This was the result of an accrued provision for income taxes of $3.4 million and the establishment of a tax liability of $0.7 million relating to unrealized appreciation on our mortgage-backed securities portfolio. As of December 31, 2002, we had, for U.S. Federal tax purposes, a net operating loss carryforward ("NOL") of approximately $94 million which begins to expire in 2018. The NOL may significantly reduce or eliminate the future payment of the tax liability. However, U.S. tax regulations impose limitations on the use of loss carry forwards following certain changes in ownership. If such a change occurs, the limitation could significantly reduce the amount of benefits that would be available to offset future taxable income each year, starting with the year of ownership change.

        In order to protect the NOL, on October 18, 2002, we announced a dividend distribution of one right (a "Right") to purchase one-tenth of a share of our common stock for each outstanding share of common stock, payable to the stockholders of record on October 28, 2002 (the "Record Date"). Rights will also be attached to each common share issued after the Record Date. Generally, each Right entitles the registered holder to purchase one-tenth of a common share from us at a price of $15 per whole common share. The Rights are intended to protect our income tax loss carryforward from the limitations imposed under the Internal Revenue Code if there is a change in control. Under certain circumstances, individuals attempting to acquire a 5% ownership interest in the Company (or individuals attempting to increase their existing holdings in excess of 5% by more than 1%) will have their interests immediately diluted through distributions of stock to all other Right holders. The description and terms of the Rights are set forth in a Rights Agreement (the "Rights Agreement") between us and The Bank of New York, as Rights Agent, dated as of October 18, 2002. We filed a summary of the Rights Agreement with the Securities and Exchange Commission on Form 8-K on October 18, 2002.

        STOCKHOLDERS' EQUITY. Stockholders' equity increased by approximately $5.4 million during the year ended December 31, 2002. This was primarily due to our net income of $16.7 million. This increases was partially offset by the declaration of dividends in the amount of $5.1 million, our purchase during the year of treasury stock in the amount of $2.7 million and the deduction of $3.1 million relating to common stock which we are obligated to repurchase.

LIQUIDITY AND CAPITAL RESOURCES

        Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund investments, engage in loan acquisition and lending activities, meet collateral calls and for other general business purposes. The primary sources of funds for liquidity during the year ended December 31, 2002 consisted of net cash provided by investing activities, including cash repayments related to our mortgage-backed securities portfolio, and the sale of mortgage-backed securities and loans.

        Our borrowings and the availability of further borrowings are substantially affected by, among other things, changes in interest rates, changes in market spreads whereby the market value of the collateral securing such borrowings may decline substantially, or decreases in credit quality of underlying assets. In the event of declines in market value or credit quality, we may be required to provide additional collateral for, or repay a portion of outstanding balances of, our short-term borrowing facilities. However, during the quarter ending June 30, 2002, we repaid or replaced all of our short-term, fully-recourse, repurchase agreements with non-recourse, short-term repurchase agreements held in wholly-owned subsidiaries. As a result, our potential risk from collateral calls is limited to the equity in the assets being financed, which at December 31, 2002 totaled $22.6 million. We consider the potential exposure to collateral calls to be significantly less than the $22.6 million equity since $18.9 million relates to our equity in a "AAA" rated FNMA security. As of December 31, 2002, we had no outstanding collateral calls. For additional information with respect to our monthly mark-to-market of our securities available for sale portfolio, see "CHANGES IN FINANCIAL CONDITION—SECURITIES AVAILABLE FOR SALE."

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

        At December 31, 2002, we had total consolidated secured indebtedness of $52.3 million, as well as $14.1 million of other liabilities. The consolidated secured indebtedness consisted of (i) $35.5 million of repurchase agreements secured by $57.3 million of mortgage-backed securities and (ii) $16.8 million outstanding of capital leases maturing between 2010 and 2040 which are secured by real estate. Approximately $35.5 million of this indebtedness had terms which allowed the lender to request additional collateral if the value of the underlying collateral declined. However, due to the non-recourse nature of this debt, our exposure to collateral calls is limited to the equity in the assets being financed.

        If our existing liquidity position were to prove insufficient, and we were unable to fund additional collateral requirements or to repay, renew or replace maturing indebtedness on terms reasonably satisfactory to us, we may be required to sell (potentially on short notice) a portion of our assets, and could incur losses as a result. Furthermore, since from time to time there is extremely limited liquidity in the market for subordinated and residual interests in mortgage-related securities, there can be no assurance that we will be able to dispose of such securities promptly for fair value in such situations.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices, and equity prices. We have some exposure to foreign currency fluctuations (approximately 13% of the Company's equity is invested in assets located in the United Kingdom at December 31, 2002), which we have mitigated through the purchase of two Great Britain pound ("GBP") put options. The contracts entitle us to sell a total of GBP 8.5 million for U.S. dollars ("USD") at an exchange rate of 1.46 USD per one GBP. The options expire during 2003. The estimated fair value of these currency hedging contracts was $0.2 million at December 31, 2002, and was included in other assets on the accompanying statement of financial condition.

        The primary market risk to which we are exposed is interest rate risk. This type of risk is highly sensitive to many factors beyond our control, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors. Changes in the general level of interest rates can affect our net interest income by affecting the spread between our interest-earning assets and our interest-bearing liabilities. Changes in the level of interest rates can also affect, among other things, the value of our interest-earning assets (including mortgage-backed securities) and our ability to acquire loans.

        It is our objective to attempt to control risks associated with interest rate movements. In general, our strategy is to limit our exposure to earnings variations and variations in the value of assets and liabilities as interest rates change over time. Our asset and liability management strategy is formulated and monitored regularly to review, among other things, the sensitivity of our assets and liabilities to interest rate changes, the book and market values of assets and liabilities, unrealized gains and losses, including those attributable to hedging transactions, purchase and securitization activity, and maturities of investments and borrowings.

        The following table quantifies the potential changes in net interest income and net portfolio value as of December 31, 2002 should interest rates go up or down (shocked) by 100 or 200 basis points, assuming the yield curves of the rate shocks will be parallel to each other and instantaneous. Net portfolio value is calculated as the sum of the value of off-balance sheet instruments and the present value of cash in-flows generated from interest-earning assets net of cash out-flows in respect of interest-bearing liabilities. The cash flows associated with the loan portfolios and securities available for sale are calculated based on prepayment and default rates that vary by asset but not by changes in interest rates. Projected losses, as well as prepayments, are generated based upon the actual experience with the subject pool, as well as similar, more seasoned pools. To the extent available, loan characteristics such as loan-to-value ratio, interest rate, credit history and product types are used to produce the projected loss and prepayment assumptions that are included in the cash flow projections of the securities. The following table applies the U.S. Treasury yield curve generally for assets and LIBOR for repurchase agreement liabilities and assume a uniform change in both rates. The table assumes that changes in interest rates occur instantaneously. The table also reflects that we have a significant exposure to LIBOR rates since our short-term repurchase agreement borrowings are generally based on LIBOR rates. Actual results could differ significantly from those estimated in the table.

	Projected Percent Change In
Change in Interest Rates (1)	Net Interest Income	Net Portfolio Value	Change in Monthly Interest Income	Change in Net Portfolio Value
-200 Basis Points	5.2%	20.9%	$16,000	$8,671,000
-100 Basis Points	3.8%	9.1%	$12,000	$3,775,000
0 Basis Points	0.0%	0.0%	$—	$—
100 Basis Points	-3.8%	-7.2%	$(12,000)	$(2,969,000)
200 Basis Points	-7.2%	-13.2%	$(23,000)	$(5,458,000)

(1)
Assumes that uniform changes occur instantaneously in both the yield on 10-year U.S. Treasury notes and the interest rate applicable to U.S. dollar deposits in the London interbank market.

        The following table sets forth information as to the type of funding used to finance the Company's assets as of December 31, 2002. As indicated in the table, a large percentage of the Company's fixed-rate assets are financed by floating-rate liabilities and the Company's variable-rate assets are generally funded by variable-rate liabilities which use the same index.

Assets and Liabilities

	As of December 31, 2002
Interest-Bearing Assets
	Basis Amount	Coupon Type	Liability	Type
	(dollars in thousands)
Fixed-rate asset, financed floating	$6,759	Fixed	$4,619	LIBOR
Fixed-rate assets, no financing	5,178	Fixed	—	None
Variable-rate, financial variable	49,765	1 TCM (1)	30,859	LIBOR
Variable-rate assets, no financing	2,778	Prime	—	None
Cash and cash equivalents	14,505	N/A	—	None

Subtotal	78,985		35,478

Other Assets
Investments in real estate	21,498	N/A	16,847	Fixed
Investment in BEP	5,579	N/A	—	None
Other	4,524	N/A	—	None

Subtotal	31,601		16,847

Liability Only
Obligation to purchase treasury stock	—		4,201
Income taxes payable	—		4,134
Dividend payable	—		1,253
Accounts payable and accrued liabilities	—		4,466	None

Total	$110,586		$66,379

(1)
1 TCM means the one year Treasury Consistent Maturity Index.

        Asset and liability management involves managing the timing and magnitude of the repricing of assets and liabilities. It is our objective to attempt to control risks associated with interest rate movements. Asset and liability management can utilize a wide variety of off-balance sheet financial techniques to assist it in the management of interest rate risk. For example, in hedging the interest rate and exchange rate exposure of a foreign currency denominated asset or liability, we may enter into hedge transactions to counter movements in the different currencies as well as interest rates in those currencies. These hedges may be in the form of currency and interest rate swaps, options, and forwards, or combinations thereof. No such interest rate techniques were in use as of December 31, 2002.

        Methods for evaluating interest rate risk include an analysis of our interest rate sensitivity "gap," which is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities. A gap is considered negative when the amount of interest-rate sensitive liabilities exceeds interest-rate sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income, while a positive gap would tend to result in an increase in net interest income. During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to affect net interest income adversely. Since different types of assets and liabilities with the same or similar maturities may react differently to changes in overall market rates or conditions, changes in interest rates may affect net interest income positively or negatively even if an institution were perfectly matched in each maturity category.

        The following table sets forth the estimated contractual maturity or repricing of our interest-earning assets and interest-bearing liabilities at December 31, 2002.

	As of December 31, 2002
	Within 3 Months	4 to 12 Months	One Year to 3 Years	More than 3 Years	TOTAL
	(dollars in thousands)
Interest-sensitive assets (1):
Cash and cash equivalents	$14,504	$—	$—	$—	$14,504
Securities available for sale	—	—	49,765	9,553	59,318
Loans	1,860	—	—	385	2,245
Other	—	918	—	2,000	2,918

Total rate-sensitive assets	$16,364	$918	$49,765	$11,938	$78,985

Interest-sensitive liabilities:
Borrowings	$35,478	$—	$—	$16,847	$52,325

Total rate-sensitive liabilities	$35,478	$—	$—	$16,847	$52,325

Interest rate sensitivity gap	$(19,114)	$918	$49,765	$(4,909)
Cumulative interest rate sensitivity gap	$(19,114)	$(18,196)	$31,569	$26,660
Cumulative interest rate sensitivity gap as a percentage of total rate-sensitive assets	-24%	-23%	40%	34%

(1)
Real estate property holdings are not considered interest rate sensitive.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        See Item 15 of Part IV of this Report.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The following sets forth information about our executive officers and directors as of February 28, 2003. The business address of each executive officer and director is the address of the Company, 1410 SW Jefferson Street, Portland, OR 97201, and each executive officer and director is a United States citizen.

        Andrew A. Wiederhorn, age 37, has been the Chairman of the Board of Directors and Chief Executive Officer, the Treasurer and the Secretary of the Company since its formation. Until August 1999, Mr. Wiederhorn was also the Chairman of the Board of Directors, Chief Executive Officer, Secretary, Treasurer and a director for Wilshire Financial Services Group Inc. ("WFSG"). In 1987, Mr. Wiederhorn founded Wilshire Credit Corporation ("WCC"), and served as the Chief Executive Officer of WCC and certain of its affiliates until August 1999. Mr. Wiederhorn received a B.S. degree in Business Administration from the University of Southern California.

        Robert G. Rosen, age 37 has been President of the Company since December 2002 and was appointed by the Board of Directors in September 2002. Prior to being appointed as President, Mr. Rosen was Executive Vice President of the Company. From November 1997 until October 1999, Mr. Rosen was Senior Vice President, Asset Securitization and Capital Markets for WFSG. Mr. Rosen was the Vice President of Securitization at BTM Capital Corp., a wholly-owned subsidiary of the Bank of Tokyo- Mitsubishi, Ltd., from March 1997 until October 1997. From January 1995 until March 1997, Mr. Rosen was a Director of Black Diamond Advisors, Inc., a firm specializing in securitization and capital markets needs of finance companies. From January 1994 to January 1995, Mr. Rosen was with Kidder Peabody and Co. in the Asset-Backed Securitization Group.

        Don H. Coleman, age 64, has been a director of the Company since October 2001. Mr. Coleman has also been the Chief Operating Officer of Eagle Telephonic Inc. ("Eagle"), a designer and manufacturer of telephonic switches, since January 2000. Since 1992, Mr. Coleman has been the Vice President of International Communication Technologies Inc., a founder of and partner in several private telephone service provider companies in foreign countries, and a significant investor in Eagle. Mr. Coleman has also been a director of Aster Telesolutions, Inc., a privately-held telephone systems engineering company, since 2000. Mr. Coleman was a director of WFSG from 1996 until 1999, and a director of First Bank of Beverly Hills, FSB ("FBBH") from 1993 until 1999. Mr. Coleman holds B.A. and M.B.A. degrees from Stanford University.

        David Dale-Johnson, age 55, has been a director of the Company since October 2001. Mr. Dale-Johnson is a professor, and the Director of the Program in Real Estate, at the Marshall School of Business, University of Southern California, at which Mr. Dale-Johnson has held various teaching, researching and administrative positions since 1979. Mr. Dale-Johnson is also a director of LECG, Inc., a litigation-consulting firm for which he has served as an expert in real estate economics and finance since August 2001. Prior to August 2001, Mr. Dale-Johnson was a Senior Consultant for Economic Analysis LLC, a litigation-consulting firm. Mr. Dale-Johnson was a director of WFSG from 1996 until 1999, and a director of FBBH from 1993 until 1999. Mr. Dale-Johnson is also Chairman, a director and member of the executive committee of CCEO, Inc., a charitable organization involved in housing rehabilitation and training of at-risk youth.

        K. Kenneth Kotler, age 50, has been a director of the Company since October 2001. Mr. Kotler is a lawyer and was admitted to the California bar in 1978. Mr. Kotler has been a sole practitioner since July of 1991, with a practice focusing on commercial collection matters. From 1994 to 1999, Mr. Kotler was a member of the boards of directors of FBBH and Girard Savings Bank, FSB, a predecessor to FBBH.

        Christopher T. DeWolfe, age 37, was appointed by the Board of Directors in November 2002. Mr. DeWolfe has been the President of eUniverse, Inc., an operator of entertainment-related web sites, since October 2002. Mr. DeWolfe was the Chief Executive Officer and founder of ResponseBase LLC, an Internet direct marketing company, from June 2001 to October, 2002. From October 1999 to March 2001, Mr. DeWolfe was the Vice President of Marketing at Xdrive Technologies, Inc., a provider of software and service for presenting, storing and sharing of information via the Internet. From July 1997 to October 1999, Mr. DeWolfe was the Vice President of Marketing of First Bank of Beverly Hills, FSB, a savings bank and subsidiary of WFSG ("FBBH"). Mr. DeWolfe holds a B.A. in Finance from the University of Washington and an M.B.A. in Marketing from the University of Southern California.

        M. Ray Mathis, age 63, was appointed to the Board in January 2003. Mr. Mathis was the Executive Director for the Portland Oregon Citizens Crime Commission, an advocate for business to reduce crime in the community, from 1994 to 2002. Mr. Mathis began his career in public safety and served over 20 years as a special agent for the FBI, including serving as a branch chief for NATO from 1986 to 1989. He was European systems director of security for Pan American Airlines from 1989 to 1990. He is the former president of Alert Management Systems, whose 2,200 employees provided security services at airports in the United States and Europe. Mr. Mathis holds a BBA degree from the University of Texas at Austin.

        R. Scott Stevenson, age 46, has been Senior Vice President of the Company since October 1999 and was appointed Chief Financial Officer in June 2001. Mr. Stevenson was Senior Vice President of WFSG from September 1997 to October 1999. Mr. Stevenson was a director and President of Girard Savings Bank, FSB from 1991 to September 1997. Mr. Stevenson holds B.S. and Masters degrees in accounting from Brigham Young University. He is a certified public accountant licensed in California and Oregon.

        At our annual meeting of stockholders held on December 12, 2002, the stockholders elected six directors to the Board of Directors, each to serve until the 2003 annual meeting of stockholders, or until their successors are elected and qualified. On January 14, 2003, the Board of Directors appointed M. Ray Mathis as a director of the Company to serve until the 2003 annual meeting of stockholders, or until his successor is elected and qualified. In conjunction with this appointment, the Board voted to amend our bylaws, increasing the number of directors from six to seven.

Section 16(a) Beneficial Ownership Reporting Compliance

        Based soley on a review of Forms 3, 4 and 5 and amendments thereto furnished to us for the year ended December 31, 2002, the Company's directors, officers, or beneficial owners of more than 10% of the Company's Common Stock timely furnished reports on Forms 3, 4 or 5, except that (i) Andrew Wiederhorn filed three late Form 4s reporting three transactions, (ii) Christopher T. DeWolfe filed a Form 3 late, (iii) K. Kenneth Kotler filed a Form 4 late reporting one transaction and (iv) David Dale-Johnson filed a Form 3 late.

ITEM 11.    EXECUTIVE COMPENSATION

        Information required by this Item 11 is incorporated by reference to the Company's proxy statement for its 2003 Annual Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission on or before April 30, 2003.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        As of February 7, 2003, the Company had outstanding 8,472,700 shares of Common Stock, which are the only outstanding voting securities of the Company.

        The following table sets forth, as of February 7, 2003, the beneficial ownership of Common Stock with respect to (i) each person who was known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock, (ii) each director of the Company (iii) each executive officer of the Company and (iv) directors and executive officers as a group.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)	Percent of Class
Andrew A. Wiederhorn	2,682,511 (3)	30.0%
Tiffany Wiederhorn	2,682,511 (4)	30.0
TTMM, L.P.	951,709 (5)	11.2
Clarence B. Coleman and Joan F. Coleman	935,089 (6)	11.0
Robert G. Rosen	590,745 (7)	6.8
Richard Terrell	562,100 (8)	6.6
Donald Berchtold	556,392 (9)	6.6
Jordan D. Schnitzer	538,635(10)	6.3
Patrick Terrell.	470,000(11)	5.5
Lawrence Mendelsohn	175,000(12)	*
Don H. Coleman.	41,008(13)	*
Christopher T. DeWolfe.	25,000(14)	*
R. Scott Stevenson.	8,675(15)	*
Matthew Green.	7,500(16)	*
David Dale-Johnson.	7,008(17)	*
K. Kenneth Kotler.	6,000(18)	*
M. Ray Mathis	5,000(19)	*
All executive officers and directors as a group (10 persons)	3,380,947(20)	36.3%

(1)
The address for each stockholder is c/o Fog Cutter Capital Group Inc., 1410 SW Jefferson Street, Portland, Oregon 97201-2548.

(2)
Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. Shares of Common Stock subject to options or warrants exercisable within 60 days of February 7, 2003 are deemed outstanding for computing the percentage beneficially owned by the person or group holding such options or warrants, but are not deemed outstanding for computing the percentage of any other person. Except as noted, each stockholder has sole voting power and sole investment power with respect to all shares beneficially owned by such stockholder.

(3)
Based upon information obtained from a Schedule 13D filed with the Securities and Exchange Commission, as amended. Includes 643,755 shares of Common Stock owned by Mr. Wiederhorn's spouse, Tiffany Wiederhorn, 951,709 shares of Common Stock owned by TTMM, L.P. (a partnership controlled by Mr. Wiederhorn's spouse) and 13,826 shares of Common Stock owned by W.M. Starlight Investments, LLC (Mr. Wiederhorn's spouse is the manager and majority owner of this limited liability company). Mr. Wiederhorn shares voting power and may be deemed to share investment power with respect to the shares of Common Stock owned by such persons and may be deemed to be the beneficial owner of all such shares. Mr. Wiederhorn disclaims beneficial ownership of such shares. Also includes 52,000 shares of Common Stock outstanding and 472,500 shares of Common Stock issuable upon the exercise of outstanding options currently exercisable held directly by Mr. Wiederhorn, over which Mr. Wiederhorn shares voting power with

  Ms. Wiederhorn and has sole investment power. Also includes 423,245 shares of Common Stock over which Mr. Wiederhorn shares voting power pursuant to the Rosen Agreement described under "Put Option Agreements—Rosen Agreement" immediately below. Mr. Wiederhorn may be deemed to be the beneficial owner of such shares. Mr. Wiederhorn disclaims beneficial ownership of such shares. Also includes an aggregate of 125,476 shares of Common Stock owned by Mr. and Ms. Wiederhorn's minor children. While such shares are held in custody for the benefit of such minor children pursuant to arrangements that do not give Mr. Wiederhorn any voting or investment power over such shares, Mr. Wiederhorn may be deemed to share voting and/or investment power with respect to such shares of Common Stock and may be deemed to be the beneficial owner of such shares. Mr. Wiederhorn disclaims beneficial ownership of such shares. Excludes 112,500 shares of Common Stock which were allocated to Mr. Wiederhorn by a Long Term Vesting Trust established for the benefit of certain employees and directors of the Company (the "Trust") but which will not have vested or be deliverable to Mr. Wiederhorn within 60 days of February 7, 2003. Excludes the remaining 512,500 shares of Common Stock held in the Trust which have been allocated to other employees or Directors or have not been allocated. Although Mr. Wiederhorn acts as a Trustee for the Trust, he does not have any beneficial ownership, voting power or investment power over the shares of Common Stock remaining in the Trust or allocated to other employees or Directors.

(4)
Based upon information obtained from a Schedule 13D filed with the Securities and Exchange Commission, as amended. Includes an aggregate of 524,500 shares of Common Stock beneficially owned by Andrew A. Wiederhorn, including 472,500 shares which are issuable to Mr. Wiederhorn upon the exercise of outstanding options currently exercisable, 951,709 shares of Common Stock owned by TTMM, L.P. and 13,826 shares of Common Stock W.M. Starlight Investments, LLC. Ms. Wiederhorn shares voting power and may be deemed to share investment power with respect to the shares of Common Stock owned by such persons and may be deemed to be the beneficial owner of all such shares. Ms. Wiederhorn disclaims beneficial ownership of such shares of Common Stock. Also includes 423,245 shares of Common Stock over which Ms. Wiederhorn may be deemed to share voting power pursuant to the Rosen Agreement described under "Put Option Agreements—Rosen Agreement" immediately below. Ms. Wiederhorn may be deemed to be the beneficial owner of such shares. Ms. Wiederhorn disclaims beneficial ownership of such shares. Also includes 125,476 shares of Common Stock owned by Mr. and Ms. Wiederhorn's minor children. While such shares are held in custody for the benefit of such minor children pursuant to arrangements that do not give Ms. Wiederhorn any voting or investment power over such shares, Ms. Wiederhorn may be deemed to share voting and/or investment power over such shares of Common Stock and may be deemed to be the beneficial owner of such shares. Ms. Wiederhorn disclaims beneficial ownership of such shares.

(5)
TTMM, L.P. shares voting power with Andrew Wiederhorn and Tiffany Wiederhorn over such shares.

(6)
Based upon information obtained from a Schedule 13D filed with the Securities and Exchange Commission, as amended.

(7)
Includes 167,500 shares of Common Stock issuable upon the exercise of outstanding options currently exercisable.

(8)
Based upon information obtained from a Schedule 13G filed with the Securities and Exchange Commission. Consists of (i) 537,600 shares of Common Stock held directly by Mr. Terrell, (ii) 9,500 shares of Common Stock held by a Trust, of which Mr. Terrell is Trustee, for Kimberly Terrell, a minor child, of which shares Mr. Terrell disclaims beneficial ownership, and (iii) 15,000 shares of Common Stock held by a Trust, of which Mr. Terrell is Trustee, for Meagan Terrell, a minor child, of which shares Mr. Terrell disclaims beneficial ownership.

(9)
Includes 7,500 shares of Common Stock issuable upon the exercise of outstanding options currently exercisable. Also includes 101,236 shares of Common Stock held by Mr. Berchtold as trustee for certain minor children, over which Mr. Berchtold may be deemed to share voting and investment power. Mr. Berchtold disclaims beneficial ownership of such shares. Also includes 382,170 shares of Common Stock owned by an entity which is managed by Mr. Berchtold. Mr. Berchtold may be deemed to share voting and/or investment power over such shares. Mr. Berchtold disclaims beneficial ownership of such shares. Also includes 2,462 shares of Common Stock held by Mr. Berchtold's spouse, and 1,984 shares of Common Stock held by Mr. Berchtold's wife as trustee for certain minor children, over which Mr. Berchtold may be deemed to share voting and investment power. Mr. Berchtold disclaims beneficial ownership of such shares. Excludes 5,000 shares of Common Stock which were allocated to Mr. Berchtold by the Trust but which will not have vested or be deliverable to Mr. Berchtold within 60 days of February 7, 2003.

(10)
Includes 90,000 shares of Common Stock issuable upon the exercise of outstanding options currently exercisable.

(11)
Mr. Terrell may be deemed to share voting and investment power over such shares with his spouse.

(12)
Based upon information obtained from a Schedule 13D filed with the Securities and Exchange Commission, as amended. Includes 175,000 shares of Common Stock issuable upon the exercise of outstanding options currently exercisable. Mr. Mendelsohn was originally granted options to purchase 350,000 shares of Common Stock as the President of the Company. On August 30, 2002, Mr. Mendelsohn resigned as the President (and also resigned from his position as a director). Upon such resignation, Mr. Mendelsohn's options to purchase 175,000 shares of Common Stock terminated, leaving him with options to purchase 175,000 shares of Common Stock. Excludes 525,000 shares of Common Stock held in the Trust. Mr. Mendelsohn resigned as a Trustee of the Trust and no shares have been granted or allocated by the Trust to Mr. Mendelsohn. Mr. Mendelsohn is no longer eligible for grants under the terms of the Trust. Although Mr. Mendelsohn acted as a Trustee for the Trust, he did not and does not have any beneficial ownership, voting power or investment power with respect to the 625,000 shares of Common Stock in the Trust.

(13)
Includes 1,000 shares of Common Stock issuable upon the exercise of outstanding options currently exercisable.

(14)
Consists of 5,000 shares of Common Stock issuable upon the exercise of outstanding options currently exercisable.

(15)
Includes 7,500 shares of Common Stock issuable upon the exercise of outstanding options currently exercisable.

(16)
Consists of 7,500 shares of Common Stock issuable upon the exercise of outstanding options currently exercisable.

(17)
Includes 6,000 shares of Common Stock issuable upon the exercise of outstanding options currently exercisable.

(18)
Includes 1,000 shares of Common Stock issuable upon the exercise of outstanding options currently exercisable.

(19)
Consists of 5,000 shares of Common Stock issuable upon the exercise of outstanding options currently exercisable.

(20)
Includes 848,000 shares of Common Stock issuable upon the exercise of outstanding options currently exercisable.

        * Less than one percent.

        Rosen Agreement: On January 28, 2002, Andrew A. Wiederhorn entered into a Stock Option and Voting Agreement (the "Rosen Agreement") by and among Andrew A. Wiederhorn, Robert G. Rosen and Valerie Rosen, as joint tenant with Robert G. Rosen (Valerie Rosen, together with Robert G. Rosen, the "Rosen Agreement Stockholders"), Robert G. Rosen, as Agent for the Rosen Agreement Stockholders, and Tiffany Wiederhorn solely with respect to certain payment obligations. The Rosen Agreement grants Mr. Wiederhorn the right to vote or direct the vote of all of the shares held by each such Rosen Agreement Stockholders numbering 467,745 in the aggregate (the "Rosen Shares"). The Rosen Agreement allows Mr. Wiederhorn to direct the voting of the Rosen Shares at his discretion at any annual and special meetings of the stockholders of the Company and in written consents of stockholders in lieu of a meeting of stockholders. In exchange for the voting rights over the Common Stock held by the Rosen Agreement Stockholders, Mr. Wiederhorn granted each Rosen Agreement Stockholder a Put Option (as defined in the Rosen Agreement) whereupon each Rosen Agreement Stockholder may require Mr. Wiederhorn to purchase such Rosen Agreement Stockholder's shares in a specified time period at a price determined from the book value of the Company at the month end prior to the time of exercise of the Put Option.

        Wiederhorn Assignment and Voting Agreement:    Pursuant to an Assignment and Voting Agreement, dated as of February 20, 2002 (the "Wiederhorn Assignment and Voting Agreement"), by and among Tiffany Wiederhorn, TTMM and WM Starlight Investments, LLC (collectively, the "Tiffany Wiederhorn Entities") and Mr. Wiederhorn, the Tiffany Wiederhorn Entities agreed to vote their Common Stock in the manner specified by Mr. Wiederhorn during the term of the Wiederhorn Assignment and Voting Agreement (up to five years).

        The foregoing summaries of the Rosen Agreement and the Wiederhorn Assignment and Voting Agreement are qualified in their entirety by reference to such agreements, which were filed as exhibits to Schedules 13D, as amended, filed with the Securities and Exchange Commission.

Equity Compensation Plan Information

        The information presented in the table below is as of December 31, 2002.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,239,000	$4.67	2,242,500
Equity compensation plans not approved by security holders (1)	285,500	N/A	339,500

Total	1,524,500	$3.80	2,582,000

(1)
In the fourth quarter of 2000, the Company established the Fog Cutter Long-Term Vesting Trust (the "Trust"), which purchased 525,000 shares of the Company's Common Stock from an unrelated shareholder. The Company's contribution to the Trust of approximately $1.3 million was included in the Company's compensation expenses for the year ended December 31, 2000. In December 2002, the Trust purchased an additional 100,000 shares of the Company's Common Stock from an unrelated shareholder. Retained earnings from the Trust were used to fund the December purchase.

  The Trust was established for the benefit of the Company's employees and directors to raise their ownership in the Company, thereby strengthening the mutuality of interests between them and the

  Company's shareholders. While these shares are held in trust, they will be voted ratably with ballots cast by all other shareholders.

  Pursuant to the terms of the Trust, the trustees will, from time to time, allocate the shares to the Company's employees. An employee will not have any rights with respect to any shares allocated to him unless and until the employee completes five years of continuous service with the Company, commencing with the date the employee is first allocated such shares. Upon the employee's completion of the vesting period, the trustees shall promptly distribute to such employee the shares allocated to such employee; provided, however, that the trustees may, in lieu of distributing the shares, make a cash payment to the employee equal to the fair market value of the shares allocated to such employee as of the date immediately prior to the date of distribution or distribute any combination of cash or shares, as determined by the trustees, in their sole discretion.

  As of December 31, 2002, the trustees had allocated 285,500 shares to the Company's employees and directors.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Stockholder Put Option

        On March 6, 2002, we purchased a total of 713,043 shares of our common stock from entities affiliated with Jordan D. Schnitzer, a former member of our Board of Directors ("Schnitzer Entities"). The shares were purchased in exchange for a 46.60% participation interest in the unpaid principal balance (as of December 31, 2001) of the French American International School Loan (the "FAS Loan"), which was held by us. The parties valued the transaction at approximately $2.2 million, or $3.05 per share. On March 6, 2002, the closing price of our stock as listed on NASDAQ was $2.57 per share. The $0.4 million difference between the $2.57 per share closing price of the stock and the carrying value of the 46.60% interest in the loan was included in the Statement of Operations as a reduction in gains on sale of loans and securities. On April 2, 2002, the FAS Loan receivable, with a carrying value (net of the 46.60% participation agreement with Mr. Schnitzer) of $2.5 million, was paid in full by the borrower. Net proceeds from the repayment totaled $2.6 million.

        We also granted an option (the "Stockholder Put Option") to the Schnitzer Entities, which entitled the Schnitzer Entities to require us to purchase an additional 713,042 shares of FCCG common stock for $3.05 per share, less any dividends paid by us on the shares between March 6, 2002 and the option closing date, plus interest accrued on the net option price at a rate equal to 10.00% per annum.

        The Schnitzer Entities exercised the Stockholder Put Option on September 12, 2002. Prior to the exercise, we had assigned our obligation to purchase 544,932 shares to certain third parties, including Donald Berchtold, an officer of the Company and the father-in-law of Mr. Wiederhorn. Mr. Berchtold agreed to purchase 7,000 shares for his own account, and 31,099 shares as custodian for certain minor children, including Mr. Wiederhorn's minor children. All of the other assignments were to non-affiliated assignees. We purchased the remaining 168,110 shares under the Stockholder Put Option for $0.5 million.

Stockholder Property Option

        On March 6, 2002, we also granted an option (the "Stockholder Property Option") to Jordan D. Schnitzer (a former member of the Company's Board of Directors) and Edward P. Borst (collectively the "Stockholder"), which entitled the Stockholder to require us to purchase an additional 727,235 shares of FCCG common stock for $0.3 million in cash, plus delivery of our interest in approximately 10.9 acres of land in Wilsonville, Oregon, less any dividends paid by on the shares between March 6, 2002 and the option closing date. At the same time, we also received an option (the "Company Property Option") from the Stockholder, which entitled us to require the Stockholder to purchase our interest in approximately 10.9 acres of land in Wilsonville, Oregon, subject to certain conditions, for $1.9 million, plus any cash dividends paid on 623,265 shares of FCCG common stock owned by the Stockholder.

        On July 17, 2002, the Company and the Stockholder terminated the Company Property Option, and amended the Stockholder Property Option. The parties agreed to cancel the option agreement with respect to 484,235 shares of FCCG common stock and the Company assigned its obligation to purchase the remaining 243,000 shares to certain third parties, including Donald Berchtold, an officer of the Company and the father-in-law of Mr. Wiederhorn, who agreed to purchase 40,000 of the shares from the Stockholder. As a result of the assignment and cancellation, the Stockholder Property Option had no effect on the earnings or equity of the Company.

Mendelsohn Put Option

        On August 8, 2002, we entered into an agreement (the "Assignment"), effective July 31, 2002, in which we accepted the assignment of the obligations of the grantor, pursuant to a Stock Option and Voting Agreement dated October 16, 2001, granted by Mr. Wiederhorn to Mr. Mendelsohn, ("Mendelsohn") and other related stockholders for whom Mendelsohn was serving as agent, (collectively, the "Stockholders"). At the time of the assignment, Mr. Mendelsohn was the President and a member of the Board of Directors of the Company. Mr. Mendelsohn resigned from the Company on August 30, 2002.

        Under the Assignment, the Stockholders had the option (the "Put Option") to require us to purchase up to 1,044,760 shares of common stock (the "Option Shares") at a price per share equal to eighty percent (80%) of the book value per share of the Company as of the end of the most recent calendar month preceding the delivery of the exercise notice (the "Evaluation Date").

        The Stockholders exercised their right to require us to purchase the Option Shares on December 24, 2002. The option price was determined to be $4.02 per share and the closing date was February 7, 2003. One third of the purchase price for the shares purchased under the Option Agreement was paid in cash to the Stockholders at closing. The remaining purchase price was paid with a promissory note which matures 11 months following the closing date and which bears interest at 0% for the first 90 days and 12% per annum thereafter. The note may be prepaid at any time without penalty or premium.

        The assumption and subsequent exercise of the Assignment resulted in the recording of a $4.2 million liability for the obligation to purchase treasury stock at December 31, 2002. Of this amount, $3.1 million, which represents the amount that will be recorded as treasury stock upon the closing, was deducted from Stockholders' Equity. The remaining $1.1 million, representing the difference between the strike price of the option shares and the quoted price of the Option Shares on NASDAQ on the assumption date, was recorded as a charge to earnings.

Stock Purchase Loans to Officers

        Prior to the passage of the Sarbanes-Oxley Act of 2002, we had negotiated employment agreements with senior executives, which allowed these executives to borrow a specified maximum amount from us to purchase shares of common stock. These loans are full recourse, secured loans bearing interest at the prime rate. At December 31, 2002, in addition to the $2 million loan to Mr. Wiederhorn described below, we had outstanding stock purchase loans to Mr. Wiederhorn including accrued interest, of approximately $918,000. The loans to Mr. Rosen were paid off before year end. The Company is not obligated to make additional advances on loans under the employment agreements. The loans are described as follows:

        Andrew Wiederhorn.    On February 21, 2002, we loaned Mr. Wiederhorn $175,000 to finance the purchase of common stock. This loan is fully recourse to Mr. Wiederhorn and is secured by all of Mr. Wiederhorn's rights under his employment agreement. We are is entitled to net amounts payable under the employment agreement against any amounts payable by Mr. Wiederhorn upon any default or at maturity of the loan. At Mr. Wiederhorn's direction (in accordance with the terms of his employment agreement), on February 21, 2002, we loaned a limited partnership controlled by Mr. Wiederhorn's spouse (the "LP") $687,000 to finance the purchase of common stock. The loan is secured by the membership interests of two limited liability companies owned by the LP. The limited liability companies each own a parcel of real property in Oregon and have no liabilities. At the time of the loan, the real property had an appraised value of $725,000. The loan is also guaranteed by Mr. Wiederhorn. The common stock purchased with the proceeds of these loans does not serve as security for the loans. The loans are due on February 21, 2007, and bear interest at the prime rate, as published in the Wall Street Journal, which interest is added to the principal annually.

        Robert G. Rosen.    On December 27, 1999, we loaned Mr. Rosen $47,868 to finance the purchase of common stock. In September 2000, we loaned Mr. Rosen $798,000 to finance the purchase of common stock. These loans were fully recourse to Mr. Rosen and were secured by all of Mr. Rosen's rights under his employment agreement. We were entitled to net amounts payable by us under the employment agreement against any amounts payable by Mr. Rosen upon any default or at maturity of the loans. As additional security for the payment of all amounts due under the loans, Mr. Rosen agreed (i) to deliver annual financial statements of his financial condition to us during the period that the loans remained outstanding, (ii) that he would not create or incur any liens upon the whole or any part of his present of future assets without our prior written consent, and (iii) to deliver all of his shares of our stock to us, as custodian pursuant to the terms of a custody agreement. The loans bore interest at the prime rate, which was added to the principal balance annually. These loans were repaid in full by Mr. Rosen in December 2002.

        Further information on these loans to executives is included in our annual proxy statement for 2001 and prior years and these executives' employment agreements have been previously filed with the SEC.

Loan to Executive Officer

        Prior to the passage of the Sarbanes-Oxley Act of 2002, we had loaned Mr. Wiederhorn $2.0 million. This loan is fully recourse to Mr. Wiederhorn and is secured by trust deeds on two residences located in Oregon. The loan is due on August 1, 2007 and bears interest at 8.5% per annum, payable monthly. The Board of Directors (with Mr. Wiederhorn abstaining) concluded that the terms of the loan were at least as favorable to the Company as would be available in an arms length, third party transaction and approved the loan on July 9, 2002.

Fog Cutter Long-Term Vesting Trust

        In the fourth quarter of 2000, we established a trust which purchased 525,000 shares of the Company's common stock from an unrelated shareholder. Our contribution to the trust of approximately $1.3 million was included in compensation expense for the year ended December 31, 2000. The trust was established for the benefit of our employees and directors to raise their ownership in the Company, thereby strengthening the mutuality of interests between them and our shareholders. While these shares are held in trust, they will be voted ratably with ballots cast by all other shareholders. In December 2002, using the retained earnings on trust assets, the trust purchased an additional 100,000 shares of our stock in the open market.

        Andrew Wiederhorn, David Dale-Johnson and Don H. Coleman are the trustees for the trust. Pursuant to the terms of the trust, the trustees will, from time to time, allocate the shares to our employees. An employee shall not have any rights with respect to any shares allocated to him unless and until the employee completes five years of continuous service with the Company, commencing with the date the employee is first allocated such shares. Upon the employee's completion of the vesting period, the trustees shall promptly distribute to such employee the shares allocated to such employee; provided, however, that the trustees may, in lieu of distributing the shares, make a cash payment to the employee equal to the fair market value of the shares allocated to such employee as of the date immediately prior to the date of distribution or distribute any combination of cash or shares, as determined by the trustees, in their sole discretion.

        As of December 31, 2002, the trustees had allocated 285,500 shares to our employees and directors.

Business Use of Private Aircraft

        During 2002, we paid $74,500 to Peninsula Capital Partners LLC ("Peninsula Capital"), an entity owned by Mr. Wiederhorn, for the Company's business use of certain private aircraft. The Board of Directors is aware of the relationship and approved the fees for the use of the aircraft. The fee paid is a reimbursement of costs to Peninsula Capital for the Company's use of the aircraft.

ITEM 14. CONTROLS AND PROCEDURES

  (A)
  Evaluation of disclosure controls and procedures. Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities and Exchange Act of 1934 Rules 13a-14 (c) and 15d-14 (c)) as of a date (the "Evaluation Date") within 90-days before the filing date of this annual report, have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within these entities.

  (B)
  Changes in internal controls. There were no significant changes in our internal controls or to our knowledge, in other factors that could significantly affect those controls and procedures subsequent to the Evaluation Date.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

  (a)
  Financial Statements

    Consolidated Statements of Financial Condition at December 31, 2002 and 2001

    Consolidated Statements of Operations for the Years Ended December 31, 2002, 2001, and 2000

    Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2002, 2001, and 2000

    Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001, and 2000

    All financial statement schedules of the Company are omitted because they are not required or are not applicable.

  (b)
  Reports on Form 8-K filed during the fourth quarter of the period covered by this report:

    Current Report on Form 8-K filed November 21, 2002, announcing the sale of mortgage-backed securities to an unaffiliated third party. Pro forma financial information giving effect to sale was filed as an exhibit to the Current Report on Form 8-K.

    Current Report on Form 8-K filed November 5, 2002, announcing the appointment of Chris DeWolfe as a member of the Board of Directors.

    Current Report on Form 8-K filed October 18, 2002, announcing the adoption of a Stockholder Rights Plan under which stock purchase rights will be distributed as a dividend to holders of its common stock at the rate of one right for each share of common stock held of record as of the close of business on October 28, 2002.

  (c)
  Exhibits

    See Exhibit Index immediately following the signature pages.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Fog Cutter Capital Group Inc.

        We have audited the accompanying consolidated statements of financial condition of Fog Cutter Capital Group Inc. and subsidiaries (the "Company") as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fog Cutter Capital Group Inc. and subsidiaries as of December 31, 2002 and 2001, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States.

                      /s/ ERNST & YOUNG LLP

Los Angeles, California
February 20, 2003

FOG CUTTER CAPITAL GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands)

	December 31,
	2002	2001
Assets
Cash and cash equivalents	$14,505	$6,753
Securities available for sale, at estimated fair value	59,318	51,783
Loans	2,245	4,819
Investments in real estate, net	21,498	4,471
Investments in WFSG and affiliates	—	5,893
Investment in BEP	5,579	5,195
Other assets	7,441	3,143

Total assets	$110,586	$82,057

Liabilities and Stockholders' Equity
Liabilities:
Borrowings	$35,478	$37,966
Obligations under capital leases (Note 8)	16,847	—
Dividend payable	1,253	—
Obligation to repurchase stock	4,201	—
Income taxes payable	4,134	—
Accounts payable and accrued liabilities	4,466	5,292

Total liabilities	66,379	43,258

Commitments and contingencies (Note 11)
Stockholders' Equity:
Preferred stock, $.0001 par value; 25,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.0001 par value; 200,000,000 shares authorized; 11,518,600 shares issued in 2002 and 11,500,100 shares issued in 2001; and 9,517,460 shares outstanding in 2002 and 10,507,413 shares outstanding in 2001	167,027	166,981
Treasury stock; 2,001,140 common shares in 2002, and 992,687 common shares, in 2001 at cost	(4,886)	(2,171)
Common stock, subject to exercised put options; 1,044,760 common shares in 2002, no shares in 2001	(3,131)	—
Accumulated deficit	(116,503)	(128,131)
Recourse loans to officers to acquire stock	—	(171)
Accumulated other comprehensive income	1,700	2,291

Total stockholders' equity	44,207	38,799

Total liabilities and stockholders' equity	$110,586	$82,057

The accompanying notes are an integral part of these consolidated financial statements.

FOG CUTTER CAPITAL GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2002	2001	2000
	(Dollars in thousands, except share data)
Net Interest Income:
Loans	$557	$2,394	$3,900
Securities	5,277	7,328	10,718
Other investments	264	226	460

Total interest income	6,098	9,948	15,078
Interest expense	1,906	4,548	7,704

Net interest income before loan losses	4,192	5,400	7,374
Recovery of (provision for) loan losses	—	—	555

Net interest income after loan losses	4,192	5,400	7,929

Real Estate Operations:
Operating income	927	2,197	4,870
Operating expense	(669)	(418)	(601)
Interest expense	(333)	(1,244)	(2,742)
Gain on sale of real estate	49	1,142	5,404
Depreciation	(158)	(456)	(993)

Total real estate operations	(184)	1,221	5,938

Other Operating Income (Loss):
Market valuation losses and impairments	(400)	(11,422)	(22,257)
Provision for litigation claims	—	(2,000)	(225)
Equity in earnings (losses) of BEP	1,100	(1,335)	—
Gain on sale of loans and securities	28,045	1,001	5,197
Loan origination income	2,315	—	—
Other (loss) income, net	(1,037)	(758)	188

Total other operating income (loss)	30,023	(14,514)	(17,097)

Operating Expenses:
Compensation and employee benefits	8,615	5,147	7,869
Professional fees	2,158	1,365	1,973
Other	3,031	2,520	2,470

Total operating expenses	13,804	9,032	12,312

Net income (loss) before provision for income taxes and cumulative effect of a change in accounting principle	20,227	(16,925)	(15,542)
Provision for income taxes	3,522	—	—

Net income (loss) before cumulative effect of a change in accounting principle	16,705	(16,925)	(15,542)
Cumulative effect of a change in accounting principle	—	(1,021)	—

Net income (loss)	$16,705	$(17,946)	$(15,542)

The accompanying notes are an integral part of these consolidated financial statements.

FOG CUTTER CAPITAL GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS—Continued

(Dollars in thousands, except share data)

	Year Ended December 31,
	2002	2001	2000
Basic net income (loss) per share before cumulative effect of a change in accounting principle	$1.69	$(1.61)	$(1.48)
Cumulative effect per share of a change in accounting principle	—	(.10)	—

Basic net income (loss) per share	$1.69	$(1.71)	$(1.48)

Weighted average shares outstanding	9,905,900	10,507,413	10,507,413
	Year Ended December 31,
	2002	2001	2000
Diluted net income (loss) per share before cumulative effect of a change in accounting principle	$1.66	$(1.61)	$(1.48)
Cumulative effect per share of a change in accounting principle	—	(.10)	—

Diluted net income (loss) per share	$1.66	$(1.71)	$(1.48)

Diluted weighted average shares outstanding	10,049,100	10,525,413	10,507,413

The accompanying notes are an integral part of these consolidated financial statements.

FOG CUTTER CAPITAL GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollars in thousands)

	Common Stock		Treasury Stock				Recourse Loan to Officer to Acquire Stock	Accumulated Other Comprehensive Income (Loss)
					Common Stock Subject to Options	Accumulated Deficit
	Shares(1)	Amount	Shares	Amount					Total
Balance at January 1, 2000	10,507,413	$166,981	992,687	$(2,171)	$—	$(90,717)	$(198)	$(23,023)	$50,872
Comprehensive income:
Net loss	—	—	—	—	—	(15,542)	—	—	(15,542)
Other comprehensive income:
Foreign currency translation	—	—	—	—	—	—	—	(345)	(345)
Unrealized holding losses on securities available for sale	—	—	—	—	—	—	—	(3,880)	(3,880)
Reclassification adjustment for losses on securities included in net loss	—	—	—	—	—	—	—	25,192	25,192

Total comprehensive income	—	—	—	—	—	—	—	—	5,425
Recourse loans to officers to acquire stock	—	—	—	—	—	—	(828)	—	(828)
Discount on dividend purchase	—	—	—	—	—	182	—	—	182

Balance at December 31, 2000	10,507,413	166,981	992,687	(2,171)	—	(106,077)	(1,026)	(2,056)	55,651
Comprehensive loss:
Net loss	—	—	—	—	—	(17,946)	—	—	(17,946)
Other comprehensive income:
Foreign currency translation	—	—	—	—	—	—	—	448	448
Net unrealized holding losses on securities available for sale	—	—	—	—	—	—	—	(5,381)	(5,381)
Reclassification adjustment for losses on securities included in net loss	—	—	—	—	—	—	—	9,280	9,280

Total comprehensive loss	—	—	—	—	—	—	—	—	(13,599)
Net changes in recourse loans to officers to acquire stock	—	—	—	—	—	—	855	—	855
Dividends declared	—	—	—	—	—	(4,108)	—	—	(4,108)

Balance at December 31, 2001	10,507,413	166,981	992,687	(2,171)	—	(128,131)	(171)	2,291	38,799
Comprehensive income:
Net income	—	—	—	—	—	16,705	—	—	16,705
Other comprehensive income:
Foreign currency translation	—	—	—	—	—	—	—	724	724
Unrealized holding gains on securities available for sale	—	—	—	—	—	—	—	19,771	19,771
Reclassification adjustment for gains on securities included in net income	—	—	—	—	—	—	—	(21,086)	(21,086)

Total comprehensive income	—	—	—	—	—	—	—	—	16,114
Common stock issued pursuant to exercise of stock options	18,500	46	—	—	—	—	—	—	46
Net change in recourse loans to officers to acquire stock	—	—	—	—	—	—	171	—	171
Dividends declared	—	—	—	—	—	(5,077)	—	—	(5,077)
Transfer from permanent equity:
Put options agreements	—	—	—	—	(3,131)	—	—	—	(3,131)
Treasury stock acquired	(1,008,453)	—	1,008,453	(2,715)	—	—	—	—	(2,715)

Balance at December 31, 2002	9,517,460	$167,027	2,001,140	$(4,886)	$(3,131)	$(116,503)	$—	$1,700	$44,207

(1)
Issued and outstanding

The accompanying notes are an integral part of these consolidated financial statements.

FOG CUTTER CAPITAL GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended December 31,
	2002	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$16,705	$(17,946)	$(15,542)
Adjustments to reconcile net income loss to net cash (used in) provided by operating activities:
Equity in (earnings) losses of BEP	(1,100)	1,335	—
Depreciation	365	655	1,144
Amortization of premiums and accretion of discounts, net	—	—	(145)
Recovery of loan losses	—	—	(555)
Provision for losses on real estate	—	—	—
Market valuation losses and impairments	400	11,422	22,257
Loss (gain) on foreign currency translation	(23)	839	(29)
Gain on sale of loans and securities	(28,045)	(1,001)	(5,356)
Stock option expense	1,071	—	—
Gain on sale of real estate	(49)	(1,142)	(5,404)
Cumulative effect of a change in accounting principle	—	1,021	—
Change in:
Income taxes payable	3,420	—	—
Accrued interest receivable	(131)	396	724
Other assets	554	1,788	1,111
Accounts payable and accrued liabilities	(1,755)	1,176	1,704

Net cash (used in) provided by operating activities	(8,588)	(1,457)	(91)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of securities available for sale	(58,163)	(695)	(19,481)
Repayments of securities available for sale	6,019	2,122	3,244
Proceeds from sale of securities available for sale	79,541	7,361	51,627
Purchase of loans	(2,400)	(1,293)	(361)
Principal repayments on loans	2,907	25,066	2,042
Proceeds from sale of real estate	49	21,428	43,448
Proceeds from sale of loans	—	7,304	359
Investments in real estate	(642)	(37)	(2,215)
Proceeds from (investments in) BEP	1,382	—	(6,719)
Investments in leases	(798)	—	—
Payments made in connection with acquisition of subsidiary	(1,850)	—	—
Loans to executives	(2,750)	—	—
Purchase of treasury stock	(882)	—	—
Other	229	(70)	(872)

Net cash provided by (used in) investing activities	22,642	61,186	71,072

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	63,088	1,488	47,424
Repayments on borrowings	(65,577)	(52,021)	(118,500)
Repayments under capital leases	(96)	—	—
Dividend payments on common stock	(3,823)	(5,825)	(2,209)
Other	46	—	15

Net cash (used in) provided by financing activities	(6,362)	(56,358)	(73,270)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	60	(12)	(179)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	7,752	3,359	(2,468)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	6,753	3,394	5,862

CASH AND CASH EQUIVALENTS AT END OF YEAR	$14,505	$6,753	$3,394

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$2,240	$6,389	$11,393
Cash paid for taxes	$—	$—	$—
NONCASH FINANCING AND INVESTING ACTIVITIES:
Sale of loan in exchange for treasury stock	$1,833	$—	$—
Conversion of Mortgage-Backed Securities to loans and real estate	$—	$6,555	$—
Reclassification of recourse loans to officers	$—	$906	$—
Acquisition of assets under capital leases	$16,943	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

FOG CUTTER CAPITAL GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share data and as noted)

NOTE 1—ORGANIZATION AND RELATIONSHIPS

        The Company was originally incorporated as Wilshire Real Estate Investment Trust Inc. in the State of Maryland on October 24, 1997. As a result of changing market conditions and opportunities, the Company has adapted its business strategy to a more diversified operation. Effective January 25, 2001, the Company changed its name to Fog Cutter Capital Group Inc. to better reflect the diversified nature of its business and investments. At December 31, 2002, certain Company officers and directors controlled directly or indirectly the significant voting majority of the Company.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Nature of Operations—The operations of the Company consist primarily of the acquisition and disposition of mortgage-backed securities and the investment in debt or equity of operating businesses. The Company's primary sources of revenue are from loans, mortgage-backed securities and real estate.

        Principles of Consolidation—The accompanying consolidated financial statements include the accounts of Fog Cutter Capital Group Inc. and its subsidiaries, including Fog Cap L.P., WREP 1998-1 LLC, Fog Cutter Securities Corporation, Fog Cutter Servicing Inc., Fog Cap Commercial Lending Inc., Fog Cutter Capital Markets Inc., Fog Cap Retail Investors LLC, Fog Cap Acceptance Inc., BEP Islands Limited and WREP Islands Limited. Intercompany accounts have been eliminated in consolidation.

        Use of Estimates in the Preparation of the Consolidated Financial Statements—The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Significant estimates include the determination of fair values of certain financial instruments for which there is no active market, the allocation of basis between assets sold and retained, and valuation allowances for loans and real estate owned. Estimates and assumptions also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        Cash and Cash Equivalents—For purposes of reporting the consolidated financial condition and cash flows, cash and cash equivalents include non-restricted cash amounts due from banks, shares in money market funds, repurchase agreements and securities with original maturities of 90 days or less.

        Securities Available For Sale—Securities available for sale include mortgage-backed securities and other securities that are designated as assets available for sale because the Company does not intend to hold them to maturity. Securities available for sale are carried at estimated fair values with the net unrealized gains or losses reported in accumulated other comprehensive income or loss, which is included as a separate component in stockholders' equity. When available, the Company values its mortgage-backed securities by reference to market quotes. However, when market quotes are not available, the Company determines the fair value of its securities by discounting the anticipated cash flows using certain assumptions (e.g. prepayment speeds, default rates, severity of losses, and discount rate). As of each reporting period, the Company evaluates whether and to what extent any decline in the estimated fair values is to be recognized in earnings as other-than-temporary. Other-than-temporary declines in the carrying value of securities, if any, are charged to earnings and the basis of each security is adjusted accordingly. At disposition, the realized net gain or loss is included in earnings on a specific identification basis. Actual prepayment experience, credit losses and the yields are reviewed at least quarterly. Declines in fair value are to be considered other-than-temporary and the security is impaired when: (i) the carrying value of the beneficial interests exceeds the fair value of such beneficial interests using current assumptions, and (ii) the timing and/or extent of cash flows expected to be received on the beneficial interests has adversely changed from the previous valuation date.

        Loans—Loans are designated as held-for-sale and are carried at the lower of cost or estimated market value.

        Investments In Real Estate—Real estate purchased directly is originally recorded at the purchase price. Real estate acquired in settlement of loans is originally recorded at fair value less estimated costs to sell. Any excess of net cost basis over the fair value less estimated selling costs of real estate acquired through foreclosure is charged to the allowance for loan losses. Any subsequent operating expenses or income, reductions in estimated fair values, as well as gains or losses on disposition of such properties, are recorded in current operations. Depreciation on investments in real estate is computed using the straight-line method over the estimated useful lives of the assets as follows:

Buildings and improvements	35 years
Tenant improvements and assets under capital leases	Lesser of lease term or useful life (typically 30 years)

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

        Investment in Bourne End Properties Plc ("BEP")—The equity method of accounting is used for investments in associated companies which are not controlled by the Company and in which the Company's interest is generally between 20% and 50%. The Company's share of earnings or losses of associated companies, in which at least 20% of the voting securities is owned, is included in the consolidated statement of operations.

        Income Taxes—The Company files its income tax returns with the relevant tax authorities in the United States on a consolidated basis. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided when it is not probable that some portion or all of the deferred tax assets will be realized.

        Net Income Per Share—Basic EPS excludes dilution and is computed by dividing the net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

        During the years ended December 31, 2001and 2000, the Company experienced a net loss, which resulted in common stock equivalents having an anti dilutive effect on earnings per share.

        Reclassifications—Certain items in the consolidated financial statements for 2001 and 2000 were reclassified to conform to the 2002 presentation.

NOTE 3—RECENTLY ISSUED ACCOUNTING STANDARDS

        In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities". The objective of this interpretation is to provide guidance on how to identify a variable interest entity (VIE) and determine when the assets, liabilities, noncontrolling interests, and results of operations of a VIE need to be included in a company's consolidated financial statements. The provisions of this interpretation became effective upon issuance. The Company is currently assessing the impact, if any, the interpretation will have on results of operations, financial position, or liquidity.

        In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". This interpretation expands the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under a guarantee. The disclosure requirements of FIN 45 are effective for the Company as of December 31, 2002, and require disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, and the current amount of the liability, if any, for the guarantor's obligations under the guarantee. The recognition requirements of FIN 45 are to be applied prospectively to guarantees issued or modified after December 31, 2002. The Company does not have guarantees that are subject to the disclosure requirements of FIN 45. In addition, the Company does not expect the requirements of FIN 45 to have a material impact on results of operations, financial position, or liquidity.

        In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation—Transition and Disclosure", which provides guidance on how to transition from the intrinsic value method of accounting for stock-based employee compensation under APB 25 to SFAS 123's fair value method of accounting, if a company so elects. The Company has not yet determined if it will make the election to adopt the fair value method of recording stock options under SFAS 123.

        In July 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities". The standard became effective beginning January 1, 2003. This statement requires a cost associated with an exit or disposal activity, such as the sale or termination of a line of business to be recorded as a liability at fair value when it becomes probable the cost will be incurred and no future economic benefit will be gained by the Company for such cost. The adoption of this standard is not expected to have a material impact on results of operations, financial position, or liquidity.

        On January 1, 2002, the Corporation adopted SFAS 142, "Goodwill and Other Intangible Assets", which addresses the accounting and reporting for acquired goodwill and other intangible assets. The standard's adoption had no material impact on results of operations, financial position, or liquidity.

        In July 2001, FASB issued FAS 141, "Accounting for Business Combinations and FAS 142, Accounting for Goodwill and Intangible Assets". FAS 141 eliminates the ability to utilize the pooling of interests method of accounting for business combination transactions initiated after June 30, 2001. The purchase method of accounting is now required. FAS 142 eliminates the existing requirement to amortize goodwill through a periodic charge to earnings. For existing goodwill, the elimination of the amortization requirement is effective beginning January 1, 2002. As of that date, and at least annually thereafter, goodwill must be evaluated for impairment based on estimated fair value. The Company adopted these statements on January 1, 2002, and there was no impact on the Company's financial position or operating results upon adoption.

        In June 2001, FASB issued FAS 143, "Accounting for Asset Retirement Obligations", which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs would be capitalized as part of the carrying amount of the long-lived asset and depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement. The provisions of FAS 143 are effective for fiscal years beginning after June 15, 2002. Management has not yet determined the impact, if any, of adoption of FAS 143.

        In August 2001, FASB issued Statement 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144). FAS 144 retains the fundamental provisions in FAS 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with FAS 121. For example, FAS 144 provides guidance on how a long-lived asset that is used as a part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. FAS 144 also retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). The Company adopted this statement on January 1, 2002, and there was no impact on the Company's financial position or operating results upon adoption.

        In July 2000, the Emerging Issues Task Force ("EITF") finalized the provisions of EITF Issue No. 99-20, "Recognition of Interest Income and Impairment of Purchased and Retained Beneficial Interests in Securitized Financial Assets" ("EITF 99-20"). EITF 99-20 sets forth rules for recognizing interest income and determining when securities must be written down to fair value because of other than temporary impairments. Pursuant to EITF 99-20, declines in fair value are to be considered other than temporary when: (i) the carrying value of the beneficial interests exceeds the fair value of such beneficial interests using current assumptions, and (ii) the timing and/or extent of cash flows expected to be received on the beneficial interests has adversely changed (as defined) from the previous valuation date. The Company adopted EITF 99-20 on its effective date, April 1, 2001. As a result, the Company recorded a "cumulative effect of a change in accounting principle" adjustment during the year ended December 31, 2001 of $1.0 million relating to the other than temporary impairment of mortgage-backed securities.

NOTE 4—SECURITIES AVAILABLE FOR SALE

        At December 31, 2002 and 2001, securities available for sale were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
December 31, 2002
Mortgage-backed securities	$56,622	$2,702	$6	$59,318
December 31, 2001
Mortgage-backed securities	$51,741	$49	$7	$51,783

        Due to prepayments, the Company expects to receive payments on securities over periods that are considerably shorter than the contractual maturities of the securities, which range from 6 to 30 years. At December 31, 2002, approximately $56.5 million of securities available for sale were pledged to secure borrowings (see Note 7).

        Unless market quotes are available, the fair value of the Company's investment in mortgage-backed securities is determined at each reporting date as the present value of the anticipated cash flows from the underlying collateral using certain assumptions. These assumptions include: (i) future rate of prepayment; (ii) discount rate used to calculate present value; and (iii) default rates and loss severity on loan pools underlying the mortgage-backed securities. At December 31, 2002, the range of key economic assumptions used to determine the fair value of the securities was as follows: an annual prepayment speed ranging from 11% to 33%; a monthly constant default rate ranging from 0.4% to 54.5%; a loss severity of 30%; and a discount rate of 18% for the B-rated securities and 20% for the unrated securities.

        Due to decreases in benchmark interest rates and the positive effects of prepayments, the Company realized gains on the sale of mortgage-backed securities of $22.0 million during 2002. However, during the years ended December 31, 2001 and 2000, the Company incurred significant losses of $8.7 million and $21.4 million, respectively, due to the other-than-temporary decreases in value of mortgage-backed securities. These losses resulted from the worsening credit performance of the mortgage-backed securities as well as increases in the market yields for investments in such high-risk assets. The assumptions and the resulting estimated values of the mortgage-backed securities at December 31, 2002 and 2001 are believed to be conservative based on the facts and circumstances as of that date, however, there can be no assurance that there will be no future losses on these securities due to changes in their performance or overall market conditions.

NOTE 5—LOANS

        The Company's loans are comprised of the following loan categories at December 31, 2002 and 2001:

	December 31,
	2002	2001
	(dollars in thousands)
Commercial real estate loans	$—	$4,737
Other loans	2,245	82

	$2,245	$4,819

        As of December 31, 2002, the unpaid principal balances (net of purchase discounts) of loans with adjustable rates of interest was $1.9 million. The Company did not own any loans with adjustable rates of interest at December 31, 2001. As of December 31, 2002 and 2001, loans with fixed rates of interest were $0.4 million and $4.8 million, respectively.

        At December 31, 2002, none of the loans were pledged to secure borrowings, as opposed to substantially all of the loans at December 31, 2001 being pledged to secure borrowings. At December 31, 2002, the Company had no impaired loans.

NOTE 6—INVESTMENTS IN REAL ESTATE

        At December 31, 2002 and 2001, the Company's investments in real estate were comprised of the following:

	December 31,
	2002	2001
	(dollars in thousands)
Commercial real estate:
Properties under capital leases	$17,489	$—
Building and improvements	2,072	2,376
Undeveloped land	2,318	2,318
Less: Accumulated depreciation	(381)	(223)

	$21,498	$4,471

        At December 31, 2002 and 2001, all of the Company's direct investments in commercial real estate were located in the United States. Other than properties under capital leases, the Company holds its investments in real estate at lower of cost, less accumulated depreciation, or estimated market value, not to exceed the net realizable value of the properties on an individual basis.

NOTE 7—BORROWINGS

        Borrowings at December 31, 2002 consist solely of repurchase agreements. Borrowings at December 31, 2001, include repurchase agreements, line of credit borrowings, real estate loans and senior bonds issued in conjunction with a securitization. Proceeds from the various credit facilities are used primarily for the acquisition of mortgage-backed securities, real estate and loans.

        At December 31, 2002, the Company had $35.5 million of borrowings with a weighted average interest rate of 1.8%. Mortgage-backed securities with a carrying value of $56.5 million were pledged as collateral against these borrowings.    All of these borrowings mature in 2003. Following is information about borrowings:

	At or for the Year Ended December 31,
	2002	2001
	(dollars in thousands)
Average amount outstanding during the year	$37,165	$71,953
Maximum month-end balance outstanding during the year	$44,659	$87,102
Weighted average rate:
During the year	4.5%	7.5%
At end of year	1.8%	5.6%

        The Company is subject to various covenants in the agreements evidencing its indebtedness. At December 31, 2002, management believes the Company was in compliance with all obligations under the agreements evidencing its indebtedness, as defined in the applicable agreements. In certain instances, lenders on mortgage-backed securities may withhold principal and/or interest payments on such assets in order to reduce outstanding, unpaid collateral calls. At December 31, 2002 and 2001, there were no outstanding unpaid collateral calls.

NOTE 8—LEASES

        In October 2002, the Company assumed leasehold interests in 109 free-standing retail stores located throughout the United States. The transaction was completed through the Company's wholly-owned subsidiary, Fog Cap Retail Investors LLC. The leases cover approximately 512,000 square feet of retail space located in 25 states. The stores are free-standing, retail locations ranging from 4,500-7,000 square feet each. The initial term of the leasehold interests has an average expiration of approximately 6 years. However, the Company is entitled to exercise extension options which will allow the Company to control the properties for an additional 15 to 30 years. In approximately 70% of the leases, the rent during the extended term is less than currently being charged, or is below the Company's estimate of the then current market rents.

        The Company has the option to terminate a lease by giving notice to the property owner. The notice to terminate must include an offer to purchase the property at a price calculated using a declining percentage of the original fair market value of the property at the time the original lease was initiated (generally in the 1970's and 1980's). The property owner then has the option to accept the Company's offer to purchase the property or allow the lease to terminate.

        Of the leases, 46 were on terms and conditions that required capitalization of the obligation. As a result, the Company capitalized a $17.6 million investment in real estate as a result of the transaction, and recognized a capital lease obligation of $16.9 million. The remaining 60 leases are classified as operating leases.

        Property held under capital lease is summarized as follows and is included in investment in real estate:

Year Ended December 31, 2002
(dollars in thousands)
Investment in real estate-gross	$17,580
Less accumulated depreciation	(91)

Net capital lease assets	$17,489

        Future minimum lease payments required under capital leases that have initial or remaining non-cancelable lease terms in excess of one year at December 31, 2002 are as follows:

Minimum Lease Payments(1)
(dollars in thousands)
2003	$2,021
2004	2,021
2005	2,021
2006	2,021
2007	2,021
Thereafter	36,037

Total	$46,142

(1)
Assumes that the Company will not terminate the lease under the termination/purchase clause described above.

        The amount of imputed interest to reduce the minimum lease payments to present value is $29.3 million using an effective interest rate of 8.5%.

        Future minimum lease payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year at December 31, 2002 are as follows:

Minimum Lease Payments
(dollars in thousands)
2003	$1,745
2004	1,621
2005	1,571
2006	1,186
2007	862
Thereafter	1,220

$8,205

        The leased properties are sublet to a broad tenant mix including convenience stores, shoe stores, video rental outlets, auto parts dealers, carpet retailers and other small businesses. The aggregate future minimum rentals to be received by the Company under non-cancelable subleases as of

December 31, 2002 was $7.8 million for the properties subject to capital leases and $4.7 million for the properties subject to operating leases.

NOTE 9—DIVIDENDS PAYABLE

        During the year ended December 31, 2002, the Company declared cash dividends totaling $0.52 per share ($5.1 million). Of this amount, $0.13 per share ($1.3 million) was paid in January 2003 and was classified as a liability on the accompanying consolidated statements of financial position. During the year ended December 31, 2001, the Company declared and paid cash dividends totaling $0.39 per share ($4.1 million).

NOTE 10—INCOME TAXES

        As of December 31, 2002, the Company had, for U.S. Federal tax purposes, a net operating loss ("NOL") carry forward of approximately $94 million, which begins to expire in 2018. United States tax regulations impose limitations on the use of NOL carry forwards following certain changes in ownership. If such a change were to occur with respect to the Company, the limitation could significantly reduce the amount of benefits that would be available to offset future taxable income each year, starting with the year of ownership change. To reduce the potential likelihood of such ownership changes, the Company established a Shareholder Rights Plan dated as of October 18, 2002, which discourages, under certain circumstances, ownership changes which would trigger the NOL limitations. The Company has not recorded any tax assets for the future benefits of the NOL carry forwards.

        A reconciliation, stated as a percentage of pretax income or loss, of the U.S. federal statutory rate to the effective tax rate on the income or loss from continuing operations is as follows:

	Year Ended December 31,
	2002	2001	2000
U.S. federal statutory rate	35.0%	(35.0)%	(35.0)%
State taxes, net of federal benefit	7.2	(6.9)	(6.9)
Other	3.5	—	—
Valuation allowance	(27.8)	41.9	41.9

Effective tax rate	17.9%	—%	—%

        The tax effects of temporary differences and carry forwards resulting in deferred income taxes are as follows:

	December 31,
	2002	2001
	(dollars in thousands)
Deferred Tax Assets:
Loss carry forwards	$38,321	$39,223
Unrealized holding losses on available for sale securities	(427)	(957)
Tax mark to market adjustment	(3)	5,277
Other	1,950	2,778

Subtotal	39,841	46,321
Valuation allowance	(39,841)	(46,321)

Net deferred tax asset	$—	$—

        Given the lack of sufficient earnings history, the Company does not believe the recognition of a deferred tax asset is appropriate at this time.

NOTE 11—COMMITMENTS, CONTINGENCIES & OFF-BALANCE SHEET RISK

        The Company, Fog Cap L.P. (a subsidiary of the Company), its Chief Executive Officer, Andrew Wiederhorn and former president, Lawrence Mendelsohn, were named in a series of civil lawsuits (the "CCL Lawsuits") relating to the receivership of Capital Consultants, L.L.C. ("CCL"). The CCL Lawsuits named multiple defendants in addition to the Company and its executives. In addition, the claimants filed claims against a number of additional parties regarding the same alleged losses, including a number of professional advisors to named defendants.

        On May 13, 2002, the Company, Andrew Wiederhorn and Lawrence Mendelsohn announced that they had reached a settlement with the claimants in the CCL Lawsuits. Under the terms of the settlement, the Company and Messrs. Wiederhorn and Mendelsohn are released and discharged from any and all claims, losses or damages arising or in any way related to CCL or any matters raised, or which could have been raised in the CCL Lawsuits. The agreement also provides protection against potential claims which may be made by parties who are not participants in the settlement.

        The settlement agreement and the payment made thereunder were made in compromise of disputed claims and are not an admission of any liability of any kind. The settlement has an effective date of May 13, 2002. The Company's portion of the settlement payment was made on July 10, 2002 and did not have a material impact on its financial position or results of its operations due to the previously established settlement reserve.

        Certain former employees of the Company or of firms that were previously affiliated with the Company have been named as parties or have been requested to respond to discovery requests and/or government investigations regarding the receivership of CCL. Several of these individuals have requested indemnity from the Company for the costs of their defense. At this time, it is not possible to determine the extent of liability, if any, the Company may face with regard to such indemnity claims. The Company has not agreed to any such indemnity requests. Also, Wilshire Financial Services Group, Inc. (WFSG), which has indemnity obligations to Messrs. Wiederhorn and Mendelsohn, has informed the Company that it is reserving the right to claim contribution from the Company for a portion of the indemnification payments WFSG has made and may be required to pay in the future for the benefit of Messrs. Wiederhorn and Mendelsohn. WFSG has not made a claim for a specific dollar amount. The Company has not agreed to any such request for contribution.

        In addition to the settled civil litigation, the CCL failure has led to governmental investigations, including a criminal investigation, which is ongoing. Messrs. Wiederhorn and Mendelsohn have received letters from the United States Attorney's office in Portland, Oregon, advising them that they are the targets of a grand jury investigation into the failure of CCL. At this stage, it is not possible to predict the outcome of this investigation. Messrs. Wiederhorn and Mendelsohn, pursuant to the terms of their respective employment agreements with the Company, may be entitled to indemnity for litigation expenses and personal losses from the Company in connection with such investigations and any litigation related thereto. Messrs. Wiederhorn and Mendelsohn have notified the Company that they are reserving their rights to seek such indemnity. Messrs. Wiederhorn and Mendelsohn also may be entitled to indemnification for litigation expenses and personal losses from other defendants named in the CCL Lawsuits in connection with such investigations and any litigation related thereto. At this time, it is not possible to determine the extent of liability, if any, the Company may face with regard to such indemnity claims because of the preliminary nature of the investigation. The Company has not agreed to any such indemnity requests.

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

        At December 31, 2002, the Company had open hedging instruments which consisted of two Great Britain pound ("GBP") put options used as a partial economic hedge of the currency exposure on its investment in the United Kingdom. The first contract entitles the Company to sell GBP 1.0 million for U.S. dollars ("USD") at an exchange rate of 1.46 USD per one GBP. The option expires on September 26, 2003. The second contract entitles the Company to sell GBP 7.5 million for USD at an exchange rate of 1.46 USD per one GBP. The option expires on December 26, 2003. The estimated fair value of these currency hedging contracts was $0.2 million at December 31, 2002, and was included in other assets on the accompanying consolidated statement of financial condition.

        At December 31, 2001, the Company had no outstanding derivative instruments held for trading or hedging purposes.

NOTE 12—ARRANGEMENTS WITH SENIOR OFFICERS

        The Company has entered into employment agreements with Andrew A. Wiederhorn (as Chief Executive Officer) and Robert G. Rosen (as President).

        The employment agreement with Mr. Wiederhorn provides for an initial three-year term commencing October 1, 2000, which is automatically renewable for successive two-year terms unless either party gives written notice of termination to the other. The employment agreement provides for an annual base salary of $250,000. The Compensation Committee may also award other compensation from time to time as it deems appropriate and reasonable.

        The employment agreement with Mr. Rosen provides for an initial twelve month term commencing October 1, 2001 and has been extended for six additional months. The Company is currently discussing the terms for extending the agreement further. The employment agreement provides for an annual salary for Mr. Rosen of $250,000. In addition, Mr. Rosen is entitled to bonuses based upon a defined formula relating to the sale of certain mortgage-backed securities at prices in excess of target amounts.

        For the year ended December 31, 2002, the Company incurred salary and bonus expenses of $4.4 million relating to the employment agreements.

        The employment agreements with Messrs. Wiederhorn and Rosen also provided for the Company to make a recourse loan to each executive up to a maximum of $850,000 and $843,000, respectively, for the purpose of investing in the Company's common stock. The loans bear interest at the prime rate, and are secured by real estate and amounts due under the employment agreements. At December 31, 2002, the Company had outstanding loans under the employment agreement to Mr. Wiederhorn, including compounded interest, of $918,000 which are included in other assets in the accompanying consolidated statements of financial position. As of December 31, 2002 the Company had received payment in full of the outstanding loan to Mr. Rosen. The Company has no obligation to advance additional loans to the Executives under their employment agreements.

NOTE 13—RELATIONSHIP WITH WFSG AND ITS AFFILIATES

        Prior to September 1999, the Company and WFSG had the same senior management team, though the Company had a different stockholder base and the majority of its directors were independent. After September 1999, however, the two entities ceased to have any common management or directors. Accordingly, the Company no longer views WFSG and its subsidiaries as affiliated parties.

        As of December 31, 2002, the Company continues to maintain certain business relationships with WFSG and its affiliates which include the following:

  •
  An affiliate of WFSG services loans underlying certain mortgage-backed securities owned by the Company.

  •
  The Company has a prepaid servicing fee credit with an affiliate of WFSG to be utilized by servicing loans for the Company (exclusive of mortgage-backed securities). Due to the specialized and illiquid nature of the servicing credit, the Company recorded a $1.8 million impairment loss during the fourth quarter of 2001, bringing the carrying value of the asset to zero. The face value of the servicing credit is $3.0 million.

        The following table sets forth the Company's balances with WFSG and its affiliates as of December 31, 2002 and 2001.

	December 31,
	2002	2001
	(dollars in thousands)
Investments in WFSG and Affiliates, net:
WFSG Common Stock(1)	$—	$5,893
Prepaid Servicing Fees	—	—

	$—	$5,893

(1)
WFSG's common stock currently trades on the OTC Bulletin Board and the closing price as of December 31, 2001 was $2.05 per share. During 2002, the Company sold its entire position in WFSG at an approximate price of $3.44 per share, or $9.9 million.

        The effect of the various transactions between the Company and WFSG and its affiliates are summarized below for the years ended December 31:

	2002	2001	2000
	(dollars in thousands)
Interest income(1)	$—	$—	$387
Other operating income:
Market valuation losses and impairments	—	(1,999)	—
Gain on sale of securities	6,293	—	—
Provision for disputes with WFSG	—	—	(225)

	6,293	(1,999)	162
Operating expenses	—	(1)	(87)

	$6,293	$(2,000)	$75

(1)
Does not include interest income on mortgage-backed securities resulting from securitizations by WFSG or its affiliates.

NOTE 14—STOCK OPTIONS AND RIGHTS

        The Company adopted a non-qualified stock option plan ("the Option Plan") which provides for options to purchase shares of the Company's common stock. The maximum number of shares of common stock that may be issued pursuant to options granted under the Option Plan is 3,500,000 shares.

        Newly elected directors receive 5,000 vested options on the day they join the Board at an exercise price equivalent to the closing price on that day. In addition, except for the period beginning October 1, 2000 through September 30, 2001, each independent director received, on the last day of each quarter, an automatic non-statutory option grant to purchase 1,500 shares of common stock at 110% of the fair market value on that day. Automatic grants will vest one third on each of the first three anniversaries of the grant date and expire on the tenth anniversary of the grant date. Resigning directors have the right to exercise any options which are vested at the date of resignation for a period of one year.

        A summary of the Company's stock options as of and for the year ended December 31, 2002 is presented below:

	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	1,778,000	$4.65
Granted	74,500	$4.13
Exercised	(18,500)	$2.44
Cancelled/forfeited	(595,000)	$4.62

Outstanding at end of year	1,239,000	$4.67

Range of Exercise Prices	Shares	Weighted Average Remaining Life	Weighted Average Exercise Price
$ 2.00 – 4.00	34,500	7.52	$2.93
$ 4.01 – 10.00	1,187,000	5.55	$4.53
$10.01 – 20.00	17,500	3.36	$17.46

        A summary of the Company's stock options as of and for the period ended December 31, 2001 is presented below:

	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	1,899.500	$4.76
Granted	21,000	$2.38
Cancelled/forfeited	(142,500)	$5.77

Outstanding at end of year	1,778,000	$4.65

Range of Exercise Prices	Shares	Weighted Average Remaining Life	Weighted Average Exercise Price
$ 2.00 – 4.00	57,500	8.56	$2.75
$ 4.01 – 10.00	1,694,500	7.74	$4.53
$10.01 – 20.00	26,000	6.43	$16.77

        The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for the Option Plan. Accordingly, no compensation expense has been recognized in the Consolidated Statements of Operations for grants under the Option Plan. Had compensation expense for the Company's Option Plan been determined based on the fair value at the grant date consistent with the methods of SFAS No. 123 "Accounting for Stock Based Compensation", the Company's net loss and loss per share for the years ended December 31, 2002, 2001, and 2000 would have been increased to the pro forma amounts indicated below:

	Year ended December 31,
	2002	2001	2000
	(dollars in thousands, except share data)
Net income (loss):
As reported	$16,705	$(17,946)	$(15,542)
Pro forma	$16,606	$(18,121)	$(15,820)
Net income (loss) per common and common share equivalent:
Basic income (loss) per share:
As reported	$1.69	$(1.71)	$(1.48)
Pro forma	$1.68	$(1.73)	$(1.51)
Diluted income (loss) per share:
As reported	$1.66	$(1.71)	$(1.48)
Pro forma	$1.65	$(1.73)	$(1.51)

        There were no options granted with exercise prices below the market value of the stock at the grant date. The weighted average fair value of options granted during 2002, 2001, and 2000 was $0.76, $0.74, and $0.40, respectively, for options with exercise prices exceeding the market price of the stock at the grant date. Fair values were estimated using the Black-Scholes option-pricing model with the following weighted average assumptions used: 1% dividend yield, expected volatility of 25%, risk-free interest rate of 5.0% and expected lives of three to five years.

        On October 18, 2002, the Company declared a distribution of one right (a "Right") to purchase one one-tenth of a share of the Company's Common Stock for each outstanding share of Common Stock, payable to the stockholders of record on October 28, 2002.

NOTE 15—ACQUISITION OF TREASURY STOCK

        During the year ended December 31, 2002, the Company engaged in the following transactions relating to the acquisition of treasury stock.

Stockholder Put Option

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

        The Company also granted an option (the "Stockholder Put Option") to the Schnitzer Entities, which entitled the Schnitzer Entities to require the Company to purchase an additional 713,042 shares of FCCG common stock for $3.05 per share, less any dividends paid by the Company on the shares between March 6, 2002 and the option closing date, plus interest accrued on the net option price at a rate equal to 10.00% per annum.

        The Schnitzer Entities exercised the Stockholder Put Option on September 12, 2002. Prior to the exercise, the Company had assigned its obligation to purchase 544,932 shares to certain third parties, including Donald Berchtold, an officer of the Company and the father-in-law of CEO Andrew Wiederhorn. Mr. Berchtold agreed to purchase 7,000 shares for his own account, and 31,099 shares as custodian for certain minor children, including Mr. Wiederhorn's minor children. All of the other assignments were to non-affiliated assignees. The Company purchased the remaining 168,110 shares under the Stockholder Put Option for $0.5 million.

Stockholder Property Option

        On March 6, 2002, the Company also granted an option (the "Stockholder Property Option") to Jordan D. Schnitzer (a former member of the Company's Board of Directors) and Edward P. Borst (collectively the "Stockholder"), which entitled the Stockholder to require the Company to purchase an additional 727,235 shares of FCCG common stock for $0.3 million in cash, plus delivery of the Company's interest in approximately 10.9 acres of land in Wilsonville, Oregon, less any dividends paid by the Company on the shares between March 6, 2002 and the option closing date. At the same time, the Company also received an option (the "Company Property Option") from the Stockholder, which entitled the Company to require the Stockholder to purchase the Company's interest in approximately 10.9 acres of land in Wilsonville, Oregon, subject to certain conditions, for $1.9 million, plus any cash dividends paid on 623,265 shares of FCCG common stock owned by the Stockholder.

        On July 17, 2002, the Company and the Stockholder terminated the Company Property Option, and amended the Stockholder Property Option. The parties agreed to cancel the option agreement with respect to 484,235 shares of FCCG common stock and the Company assigned its obligation to purchase the remaining 243,000 shares to certain third parties, including Donald Berchtold, an officer of the

Company and the father-in-law of Mr. Andrew Wiederhorn, who agreed to purchase 40,000 of the shares from the Stockholder. As a result of the assignment and cancellation, the Stockholder Property Option had no effect on the earnings or equity of the Company.

Mendelsohn Put Option

        On August 8, 2002, the Company entered into an agreement (the "Assignment"), effective July 31, 2002, in which the Company accepted the assignment of the obligations of the grantor, pursuant to a Stock Option and Voting Agreement dated October 16, 2001, granted by Mr. Andrew A. Wiederhorn to Mr. Mendelsohn, ("Mendelsohn") and other related stockholders of the Company for whom Mendelsohn was serving as agent, (collectively, the "Stockholders"). At the time of the assignment, Mr. Mendelsohn was the President and a member of the Board of Directors of the Company. Mr. Mendelsohn resigned from the Company on August 30, 2002.

        Under the Assignment, the Stockholders had the option (the "Put Option") to require the Company to purchase up to 1,044,760 shares of the Company's common stock (the "Option Shares") at a price per share equal to eighty percent (80%) of the book value per share of the Company as of the end of the most recent calendar month preceding the delivery of the exercise notice (the "Evaluation Date").

        The Stockholders exercised their right to require the Company to purchase the Option Shares on December 24, 2002. The option price was determined to be $4.02 per share and the closing date was February 7, 2003. One third of the purchase price for the shares purchased under the Option Agreement was paid in cash to the Stockholders at closing. The remaining purchase price was paid with a promissory note which matures 11 months following the closing date and which bears interest at 0% for the first 90 days and 12% per annum thereafter. The note may be prepaid at any time without penalty or premium.

        The assumption and subsequent exercise of the Assignment resulted in the Company recording a $4.2 million liability for the obligation to purchase treasury stock at December 31, 2002. Of this amount, $3.1 million, which represents the amount that will be recorded as treasury stock upon the closing, was deducted from Stockholders' Equity. The remaining $1.1 million, representing the difference between the strike price of the option shares and the quoted price of the Option Shares on NASDAQ on the assumption date, was recorded as a charge to earnings.

Open Market Transactions

        In addition to the foregoing, during December 2002, the Company purchased 127,300 shares of its common stock from an unrelated shareholder in the open market for $451,000.

NOTE 16—ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

	December 31, 2002		December 31, 2001
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(dollars in thousands)
Assets:
Cash and cash equivalents	$14,505	$14,505	$6,753	$6,753
Mortgage-backed securities available for sale	$59,318	$59,318	$51,783	$51,783
Loans	$2,245	$2,245	$4,819	$4,819
Investment in WFSG and affiliates	$—	$—	$5,893	$5,893
Liabilities:
Borrowings	$35,477	$35,477	$37,967	$37,985
Obligations under capital leases	$16,847	$16,847	$—	$—

        The methods and assumptions used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value are explained below:

        Cash and cash equivalents—The carrying amounts approximate fair values due to the short-term nature of these instruments.

        Mortgage-backed securities—The fair values of securities are determined either by market quotes, if available, or by discounting the anticipated cash flows using certain assumptions (e.g. prepayment speeds, default rates, severity of losses, and discount rate).

        Loans—The fair value of the Company's major loans are based upon the present value of the expected cash flows from the loans.

        Investment in WFSG and affiliates—The fair value of the investment in WFSG at December 31, 2001, is based upon the quoted closing price of the stock at the end of the year. The Company owned 2.9 million shares of WFSG stock, which were sold during 2002.

        Borrowings—The fair value of borrowings is estimated based on current market rates for similar borrowings with similar characteristics.

        Obligations under capital leases—The fair value of obligations under capital leases is estimated based on current market rates for similar obligations with similar characteristics.

        The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2002 and 2001, respectively. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and therefore, current estimates of fair value may differ significantly from the amounts presented herein.

NOTE 17—QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

	Quarter Ended
	December 31, 2002	September 30, 2002	June 30, 2002	March 31, 2002
	(dollars in thousands)
Interest income	$1,055	$1,668	$1,765	$1,610
Interest expense	(220)	(578)	(608)	(500)
Net interest income	835	1,090	1,157	1,110

Real estate operations, net	(12)	(53)	(59)	(60)
Other operating income (loss)	13,948	3,471	12,895	(291)
Other operating expenses	(7,151)	(2,858)	(2,455)	(1,340)

Income (loss) before income taxes	7,620	1,650	11,538	(581)
Income tax provision	2,722	—	800	—

Net income (loss)	$4,898	$1,650	$10,738	$(581)

Earnings (loss) per share:
Basic	$0.49	$0.17	$1.10	$(0.06)
Diluted	$0.49	$0.17	$1.08	$(0.06)
	Quarter Ended
	December 31, 2001	September 30, 2001	June 30, 2001	March 31, 2001
	(dollars in thousands)
Interest income	$1,707	$2,419	$2,687	$3,135
Interest expense	(653)	(1,054)	(1,270)	(1,571)

Net interest income	1,054	1,365	1,417	1,564
Real estate operations, net	980	233	(4)	12
Other operating loss	(5,506)	(4,559)	(348)	(4,101)
Other operating expenses	(3,323)	(1,467)	(1,976)	(2,266)

Loss before income taxes and cumulative effect of a change in accounting principle	(6,795)	(4,428)	(911)	(4,791)
Income tax (benefit) provision	—	—	—	—

Net loss before cumulative effect of a change in accounting principle	(6,795)	(4,428)	(911)	(4,791)
Cumulative effect of a change in accounting principle	—	—	(1,021)	—

Net loss	$(6,795)	$(4,428)	$(1,932)	$(4,791)

Loss per share:
Basic	$(0.65)	$(0.42)	$(0.18)	$(0.46)
Diluted	$(0.65)	$(0.42)	$(0.18)	$(0.46)

	Quarter Ended
	December 31, 2000	September 30, 2000	June 30, 2000	March 31, 2000
	(dollars in thousands)
Interest income	$3,257	$3,682	$3,619	$4,520
Interest expense	(1,784)	(1,916)	(1,708)	(2,296)
Recovery of loan losses	—	—	555	—

Net interest income after recovery of loan losses	1,473	1,766	2,466	2,224
Real estate operations, net	3,303	1,222	388	1,025
Other operating (loss) income	(20,131)	(622)	2,139	1,517
Other operating expenses	(5,510)	(2,096)	(2,580)	(2,126)

(Loss) income before income taxes	(20,865)	270	2,413	2,640
Income tax (benefit) provision	—	(125)	25	100

Net (loss) income	$(20,865)	$395	$2,388	$2,540

(Loss) earnings per share:
Basic	$(1.99)	$0.04	$0.23	$0.24
Diluted	$(1.99)	$0.04	$0.23	$0.24

NOTE 18—PARENT COMPANY INFORMATION

Condensed Statements of Financial Condition

	December 31,
	2002	2001
	(dollars in thousands)
ASSETS
Cash	$12,502	$150
Intercompany receivable, net	15,640	5,471
Investments in subsidiaries	21,401	33,225
Investment in real estate	2,561	—
Other	3,469	—

Total assets	$55,573	$38,846

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and other liabilities	$2,492	$47
Dividend payable	1,253	—
Obligation to buy stock	4,201	—
Income taxes payable	3,420	—

Total liabilities	11,366	47
Contributed and retained equity	44,207	38,799

Total liabilities and equity	$55,573	$38,846

Condensed Statements of Operations

	Year Ended December 31,
	2002	2001	2000
	(dollars in thousands)
Total revenues	$6,117	$4	$—
Total expenses	3,741	504	302

Income (loss) before equity in earnings of subsidiaries and income tax provision provision	2,376	(500)	(302)
Equity in earnings (losses) of subsidiaries	17,851	(17,446)	(15,240)
Income tax provision	(3,522)	—	—

Net income (loss)	$16,705	$(17,946)	$(15,542)

Condensed Statements of Cash Flows

	Year Ended December 31,
	2002	2001	2000
	(dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$16,705	$(17,946)	$(15,542)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity in loss (income) of subsidiaries	(17,851)	17,446	15,240
Loss on grant of options	1,070	—	—
Change in:
Accounts payable and other liabilities	(47)	(128)	(60)
Income taxes payable	3,420	—	—

Net cash (used in) provided by operating activities	3,297	(628)	(362)

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in intercompany receivable	(13,536)	4,348	3,002
Purchase of treasury stock	(882)	—	—
Net distribution from (investment in) subsidiaries	27,251	2,253	(451)

Net cash provided by (used in) investing activities	12,833	6,601	2,551

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividend payments on common stock	(3,824)	(5,825)	(2,191)
Issuance of capital stock	46

Net cash (used in) provided by financing activities	(3,778)	(5,825)	(2,191)

NET INCREASE IN CASH	12,352	148	(2)
CASH:
Beginning of year	150	2	4

End of year	$12,502	150	$2

NOTE 19—SUBSIQUENT EVENTS

        On February 19, 2003, the Company announced the declaration of a $0.13 per share cash dividend on the Company's common stock. The dividend is payable on March 7, 2003 to stockholders of record on February 28, 2003.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on March 3, 2003 by the undersigned, thereunto duly authorized.

FOG CUTTER CAPITAL GROUP INC.
By:	/s/ ANDREW A. WIEDERHORN Andrew A. Wiederhorn Chairman and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 3, 2003 by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ ANDREW A. WIEDERHORN Andrew A. Wiederhorn Chairman of the Board, Chief Executive Officer, Secretary and Treasurer
/s/ ROBERT G ROSEN Robert G. Rosen President
/s/ R. SCOTT STEVENSON R. Scott Stevenson Senior Vice President and Chief Financial Officer
/s/ DON H. COLEMAN Don H. Coleman Director
/s/ DAVID DALE-JOHNSON David Dale-Johnson Director
/s/ K. KENNETH KOTLER K. Kenneth Kotler Director
/s/ CHRISTOPHER T. DEWOLFE Christopher T. DeWolfe Director
/s/ M. RAY MATHIS M. Ray Mathis Director

CERTIFICATION

        I, Andrew A. Wiederhorn, Chairman of the Board of Directors and Chief Executive Officer of Fog Cutter Capital Group Inc. certify that:

        1.    I have reviewed this annual report on Form 10-K of Fog Cutter Capital Group Inc;

        2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4.    The registrant's other certifying officer and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a)  Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b)  Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c)  Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a)  All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b)  Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 3, 2003

/s/ ANDREW A. WIEDERHORN Andrew A. Wiederhorn Chairman of the Board of Directors and Chief Executive Officer

CERTIFICATION

        I, R. Scott Stevenson, Chief Financial Officer of Fog Cutter Capital Group Inc. certify that:

        1.    I have reviewed this annual report on Form 10-K of Fog Cutter Capital Group Inc;

        2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4.    The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a)  Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b)  Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c)  Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a)  All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b)  Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 3, 2003

/s/ R. SCOTT STEVENSON R. Scott Stevenson Chief Financial Officer

Exhibit Index

2.1	Purchase and Sale Agreement between WREP Islands, Limited and The Aggmore Limited Partnership, dated November 19, 2001, incorporated by reference to Exhibit 2.1 to a Form 8-K dated November 19, 2001, as previously filed with the SEC on December 4, 2001.
2.2
Loan Option Agreement, by and between the Registrant and entities listed therein, dated January 1, 2002, incorporated by reference to Exhibit 2.1 to the Form 8-K dated March 6, 2002, as previously filed with the SEC on March 8, 2002.
2.3
Property Option Agreement, by and between the Registrant and the entities listed therein, dated effective March 6, 2002, incorporated by reference to Exhibit 2.2 to the Form 8-K dated March 6, 2002, as previously filed with the SEC on March 8, 2002.
2.4
Medium Term Participation Agreement by and among Fog Cap L.P. and participants listed therein, dated March 6, 2002, incorporated by reference to Exhibit 2.3 to the Form 8-K dated March 6, 2002, as previously filed with the SEC on March 8, 2002.
2.5	Amendment to the Property Option Agreement, by and between the Registrant and the entities listed therein, dated July 17, 2002.
3.1
Amended and Restated Articles of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 to the Form 10-Q for the period ended September 30, 1999, as previously filed with the SEC on November 22, 1999.
3.2
Bylaws of the Registrant, incorporated by reference to Exhibit 3.2 to Amendment No. 3 to the Registration Statement (Registration No. 333-39035) on Form S-11, as previously filed with the SEC on March 30, 1998.
4.1
Common Stock Certificate Specimen, incorporated by reference to Exhibit 4.1 to Amendment No. 3 to the Registration Statement (Registration No. 333-39035) on Form S-11, as previously filed with the SEC on March 30, 1998.
4.2
Form of Registration Rights Agreement, incorporated by reference to Exhibit 10.8 to Amendment No. 3 to the Registration Statement (Registration No. 333-39035) on Form S-11, as previously filed with the SEC on March 30, 1998.
4.3
Form of Stock Option Plan, incorporated by reference to Exhibit 10.3 to Amendment No. 3 to the Registration Statement (Registration No. 333-39035) on Form S-11, as previously filed with the SEC on March 30, 1998.
4.4	Long Term Vesting Trust Agreement among the Registrant and Lawrence Mendelsohn, Andrew Wiederhorn and David Egelhoff, dated October 1, 2000.
4.5
Waiver, Release, Delegation and Amendment to Stock Option and Voting Agreement among Andrew A. Wiederhorn, Lawrence A. Mendelsohn, Joyce Mendelsohn, Tiffany Wiederhorn, and the Registrant, dated July 31, 2002, incorporated by reference to Exhibit 2.1 to the Form 8-K dated August 8, 2002, as previously filed with the SEC on August 15, 2002.
4.6	Summary of Rights to Purchase Shares, incorporated by reference to Exhibit 99.1 to the Form 8-K dated October 18, 2002, as previously filed with the SEC on October 18, 2002.
4.7	Rights Agreement dated as of October 18, 2002 between the Registrant and The Bank of New York, incorporated by reference to Exhibit 1 to Form 8-A, as previously filed with the SEC on October 29, 2002.
10.1
Form of Partnership Agreement of Wilshire Real Estate Partnership L.P., incorporated by reference to Exhibit 10.2 to Amendment No. 3 to the Registration Statement (Registration No. 333-39035) on Form S-11, as previously filed with the SEC on March 30, 1998.
10.2
Deed of Trust, by and among WREP Islands Limited, The Aggmore Limited Partnership and the Registrant and Fog Cap L.P., dated November 19, 2001, incorporated by reference to Exhibit 2.2 to the Form 8-K dated November 19, 2001, as previously filed with the SEC on December 12, 2001.

10.3
Stock Option Agreement, by and among individuals listed on Schedule 4 thereto, Aggmore Limited Partnership acting through its General Partner, Anglo Irish Equity Limited and the Registrant, dated November 19, 2001, incorporated by reference to Exhibit 2.3 to the Form 8-K dated November 19, 2001, as previously filed with the SEC on December 4, 2001.
10.4
Employment Agreement dated September 4, 1999, and amended and restated December 31, 2001 between the Registrant and Fog Cap L.P. and Andrew A. Wiederhorn, incorporated by reference to Exhibit 10.10 to the Form 10-K for the year ended December 31, 2001, as previously filed with the SEC on March 22, 2002.
10.5
Employment Agreement dated September 4, 1999, and amended and restated December 31, 2001, between the Registrant and Fog Cap L.P. and Lawrence A. Mendelsohn, incorporated by reference to Exhibit 10.11 to the Form 10-K for the year ended December 31, 2001, as previously filed with the SEC on March 22, 2002.
10.6
Amended Employment Agreement dated October 9, 1999, and amended and restated December 31, 2001, between the Registrant and Fog Cap L.P. and Robert G. Rosen, incorporated by reference to Exhibit 10.12 to the Form 10-K for the year ended December 31, 2001, as previously filed with the SEC on March 22, 2002.
11.1	Computation of Earnings (Loss) per Common Share.
21.1	List of Subsidiaries of Registrant.
99.1
Letter, dated October 28, 1998, from Steven Kapiloff to Andrew Wiederhorn, incorporated by reference to Schedule 99.2 to the Form 10-Q for the period ended September 30, 1998, as previously filed with the SEC on November 23, 1998.
99.2	Letter dated November 12, 1999 from Arthur Andersen LLP, incorporated by reference to Exhibit 99.1 to the Form 8-K dated November 12, 1999, as previously filed with the SEC on November 15, 1999.
99.3
Settlement Agreement, dated as of December 10, 1999 by and between the Registrant, on behalf of itself and all of its subsidiaries and affiliates, Andrew A. Wiederhorn, and Lawrence A. Mendelsohn, and Wilshire Financial Services Group Inc., on behalf of itself and all of its subsidiaries and affiliates, other than First Bank of Beverly Hills, F.S.B., incorporated by reference to Exhibit 99.1 to the Form 8-K dated December 13, 1999, as previously filed with the SEC on December 17, 1999.
99.4	Jordan D. Schnitzer Resignation Letter dated March 5, 2002, incorporated by reference to Exhibit 1.1 to the Form 8-K dated March 5, 2002, as previously filed with the SEC on March 7, 2002.
99.5	Settlement Agreement, incorporated by reference to Exhibit 99.1 to the Form 8-K dated May 13, 2002, as previously filed with the SEC on May 14, 2002.
99.6	Lawrence A. Mendelsohn Resignation Letter dated August 30, 2002, incorporated by reference to Exhibit 1.1 to the Form 8-K dated August 30, 2002, as previously filed with the SEC on September 3, 2002.

QuickLinks

FOG CUTTER CAPITAL GROUP INC. FORM 10-K INDEX
PART I
FOG CUTTER CAPITAL GROUP INC. 2002 MBS Schedule (Dollars in Thousands)
FOG CUTTER CAPITAL GROUP INC. 2002 MBS Schedule - Continued - (Dollars in Thousands)
Assets and Liabilities
INDEX TO FINANCIAL STATEMENTS
REPORT OF INDEPENDENT AUDITORS
FOG CUTTER CAPITAL GROUP INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Dollars in thousands)
FOG CUTTER CAPITAL GROUP INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS
FOG CUTTER CAPITAL GROUP INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS—Continued (Dollars in thousands, except share data)
FOG CUTTER CAPITAL GROUP INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in thousands)
FOG CUTTER CAPITAL GROUP INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except share data and as noted)
SIGNATURES
CERTIFICATION
CERTIFICATION
Exhibit Index