Form 10-Q
period 2003-03-31
FOG CUTTER CAPITAL GROUP INC
filed 2003-05-01
CIK 1048566

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒.

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2003
Common Stock, par value $0.0001 per share	8,484,200 shares

FOG CUTTER CAPITAL GROUP INC.

FORM 10-Q

I N D E X

i

PART I — FINANCIAL INFORMATION

ITEM 1.  INTERIM FINANCIAL STATEMENTS

FOG CUTTER CAPITAL GROUP INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except share data)

	March 31	December 31
	2003	2002
	(Unaudited)
Assets
Cash and cash equivalents	$11,807	$14,505
Securities available for sale, at estimated fair value	57,599	59,318
Loans, net	2,183	2,245
Investments in real estate, net	21,356	21,498
Investment in and loans to Strouds	2,446	—
Investment in BEP	5,036	5,579
Other assets	6,965	7,441
Total assets	$107,392	$110,586

Liabilities and Stockholders’ Equity
Liabilities:
Borrowings and notes payable	$37,647	$35,478
Obligations under capital leases	16,700	16,847
Dividend payable	—	1,253
Obligation to repurchase stock	—	4,201
Income taxes payable	4,764	4,134
Accounts payable and accrued liabilities	2,854	4,466
Total liabilities	61,965	66,379

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $.0001 par value; 25,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.0001 par value; 200,000,000 shares authorized; 11,530,100 shares issued in 2003 and 11,518,600 shares issued in 2002; 8,484,200 shares outstanding in 2003 and 9,517,460 shares outstanding in 2002	167,062	167,027
Treasury stock; 3,045,900 common shares in 2003, and 2,001,140 common shares in 2002, at cost	(8,017)	(4,886)
Common stock, subject to put options; no shares in 2003; 1,044,760 common shares in 2002	—	(3,131)
Accumulated deficit	(115,946)	(116,503)
Accumulated other comprehensive income	2,328	1,700
Total stockholders’ equity	45,427	44,207
Total liabilities and stockholders’ equity	$107,392	$110,586

The accompanying notes are an integral part of these consolidated financial statements.

FOG CUTTER CAPITAL GROUP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(dollars in thousands, except share data)

	Quarter Ended March 31,
	2003	2002
Net Interest Income:
Loans	$190	$131
Securities	775	1,448
Other investments	55	31
Total interest income	1,020	1,610
Interest expense	208	500
Net interest income	812	1,110

Real Estate Operations:
Operating income	972	—
Operating expense	(538)	(16)
Interest expense	(360)	(28)
Depreciation	(153)	(16)
Total real estate operations	(79)	(60)

Other Operating (Loss) Income:
Equity in losses of equity investees	(1,008)	(28)
Gain on sale of loans and securities	4,788	116
Loan origination income	800	—
Other	191	(379)
Total other operating (loss) income	4,771	(291)

Operating Expenses:
Compensation and employee benefits	2,203	633
Professional fees	499	274
Other	900	433
Total operating expenses	3,602	1,340

Net income (loss) before provision for income taxes	1,902	(581)
Provision for income taxes	242	—
Net income (loss)	$1,660	$(581)

Basic income (loss) per share	$0.20	$(0.06)
Basic weighted average shares outstanding	8,478,450	10,269,665
Diluted net income (loss) per share	$0.19	$(0.06)
Diluted weighted average shares outstanding	8,767,617	10,535,578
Dividends declared per share	$0.13	$0.13

The accompanying notes are an integral part of these consolidated financial statements.

FOG CUTTER CAPITAL GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(dollars in thousands)

	Common Stock		Treasury Stock		Common Stock Subject to Options	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares(1)	Amount	Shares	Amount

Balance at January 1, 2003	9,517,460	$167,027	2,001,140	$(4,886)	$(3,131)	$(116,503)	$1,700	$44,207
Comprehensive income:
Net income	—	—	—	—	—	1,660	—	1,660
Other comprehensive income:
Foreign currency translation	—	—	—	—	—	—	(106)	(106)
Unrealized holding gains on securities available for sale	—	—	—	—	—	—	3,160	3,160
Reclassification adjustment for gains on securities included in net income	—	—	—	—	—	—	(2,426)	(2,426)
Total comprehensive income	—	—	—	—	—	—	—	2,288
Purchase of treasury stock	(1,044,760)	—	1,044,760	(3,131)	3,131	—	—	—
Common stock issued pursuant to exercise of stock options	11,500	35	—	—	—	—	—	35
Dividends declared	—	—	—	—	—	(1,103)	—	(1,103)
Balance at March 31, 2003	8,484,200	$167,062	3,045,900	$(8,017)	$—	$(115,946)	$2,328	$45,427

(1)  Issued and outstanding

The accompanying notes are an integral part of these consolidated financial statements.

FOG CUTTER CAPITAL GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(dollars in thousands)

	Quarter Ended March 31,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,660	$(581)
Adjustments to reconcile net income (loss) to net operating cash flows:
Depreciation	192	64
Unrealized foreign currency losses	2	3
Gain on sale of loans and securities	(4,788)	(116)
Equity in losses of equity investees	1,008	28
Gain on sale of real estate	—	(17)
Loss on grant of put options	—	392
Change in:
Accrued interest receivable	(13)	(32)
Other assets	502	294
Accounts payable and accrued liabilities	(1,443)	(1,252)
Net cash used in operating activities	(2,880)	(1,217)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of securities	—	(8,250)
Principal payments on securities available for sale	2,139	1,289
Proceeds from sale of securities available for sale	5,560	2,650
Investment in loans	(64)	—
Principal repayments on loans	127	73
Investment in and loans to equity investees	(3,000)	—
Other	(23)	(730)
Net cash provided by (used in) investing activities	4,739	(4,968)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	—	7,467
Proceeds from issuance of common stock	35	—
Dividend payments on common stock	(2,356)	(1,273)
Payment on obligation to purchase treasury stock	(1,399)	—
Principal payments on borrowings and notes payable	(820)	(1,187)
Net cash (used in) provided by financing activities	(4,540)	5,007
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(17)	(1)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,698)	(1,179)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	14,505	6,753
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$11,807	$5,574
SUPPLEMENTAL DISCLOSURES OF CASH FLOW:
Cash paid for interest	$566	$520
Cash paid for taxes	$—	$—
NON-CASH FINANCING AND INVESTING ACTIVITIES:
Notes payable issued to settle obligation to purchase treasury stock	$2,800	$—
Treasury stock acquired in exchange for assets	$—	$1,833

The accompanying notes are an integral part of these consolidated financial statements.

FOG CUTTER CAPITAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying interim consolidated financial statements of Fog Cutter Capital Group Inc. and Subsidiaries (“FCCG” or the “Company”) are unaudited and have been prepared in conformity with the requirements of Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), particularly Rule 10-01 thereof, which governs the presentation of interim financial statements.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  The accompanying interim consolidated financial statements should be read in conjunction with the Company’s 2002 Annual Report on Form 10-K.  A summary of the Company’s significant accounting policies is set forth in Note 2 to the consolidated financial statements in the 2002 Annual Report on Form 10-K.

In the Company’s opinion, all adjustments, comprised of normal recurring accruals necessary for the fair presentation of the interim financial statements, have been included in the accompanying consolidated financial statements.  Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Certain items in the previously reported consolidated financial statements were reclassified to conform to the March 31, 2003 presentation, none of which affected previously reported results of operations.

At March 31, 2003, certain Company officers and directors controlled, directly or indirectly, the significant voting majority of the Company.

NOTE 2 - SIGNIFICANT TRANSACTIONS

Treasury Stock

On February 7, 2003, the Company purchased 1,044,760 shares of the Company’s common stock (the “Option Shares”) under a put option agreement (the “Put Option”) with Lawrence A. Mendelsohn (“Mendelsohn”) and a group of related shareholders (the “Stockholders”).  Prior to his resignation on August 30, 2002, Mendelsohn was the President and a member of the Board of Directors of the Company.

Under the Put Option, the Stockholders had the right to require the Company to purchase the Option Shares at a price per share equal to eighty percent (80%) of the book value per share of the Company as of the end of the most recent calendar month preceding the delivery of the exercise notice.

The Stockholders exercised their right to require the purchase of the Option Shares on December 24, 2002.  The option price was determined to be $4.02 per share and the closing date was February 7, 2003.  One-third of the total purchase price of $4.2 million for the shares was paid in cash to the Stockholders at closing.  The remaining purchase price was paid with a promissory note which matures 11 months following the closing date and bears interest at 0% for the first 90 days and 12% per annum thereafter.  The note may be prepaid by the Company at any time without penalty or premium.

The acquisition of the Option Shares resulted in the Company recording $3.1 million in treasury stock as of March 31, 2003 and reducing the number of outstanding shares by 1,044,760.  The Company also recorded notes payable of  $2.8 million.  The Company’s performance under the notes payable is secured by the pledge of 696,500 shares of the Company’s treasury stock.

Dividends

On February 19, 2003, the Company announced the declaration of a $0.13 per share cash dividend on the Company’s common Stock.  The dividend was paid on March 7, 2003, to stockholders of record on February 28, 2003.

Strouds Acquisition Corporation

On March 6, 2003, the Company acquired a 49.5% interest in Strouds Acquisition Corporation (“Strouds”), a specialty retailer with annual sales of approximately $150 million.  Strouds is a retailer of bed, bath, tabletop and other home textile products, offering an extensive selection of high quality, brand name linens for the home. Strouds operate a chain of 50 stores, primarily in California, with other locations in Nevada, Minnesota and Arizona.  Strouds employs over 1,000 full-time and part-time associates and operates in two primary lines of business:  upper-scale retail stores and discounted outlet centers.  Catalog and internet sales are also offered by the retailer.  Strouds  operates a 180,000 square foot distribution center and headquarters in the City of Industry, California.

The Company invested $3 million in the Strouds transaction, acquiring a combination of preferred stock, common stock warrants, and secured debt.  In addition, if certain conditions are met, the Company has agreed to fund an additional $2 million in secured debt within 90 days of the initial investment.  The transaction also included additional investment and participation by the Chairman of Stroud’s board of directors and the reinstatement of a $35 million inventory line of credit from Fleet Retail Finance Inc.  Following the transaction, FCCG controlled three of the five seats on the Stroud’s board of directors.

The acquisition of Strouds resulted in the Company recording an initial investment of $0.3 million in the preferred stock and common stock warrants. The Company also recorded loans receivable of $2.7 million.  During the quarter ended March 31, 2003, the Company recorded $0.6 million in losses relating to its share of the operating losses of Strouds since the acquisition.  This had the result of reducing the Company’s carrying value in the preferred shares and common stock warrants to zero, and reduced the carrying value in the loans to $2.4 million as of March 31, 2003.

Mortgage-Backed Securities

On March 7, 2003, the Company sold eight mortgage-backed securities for $5.6 million in cash.  The Company recognized a gain on the sale of $4.8 million.

NOTE 3 - VALUATION OF MORTGAGE-BACKED SECURITIES

When possible, the fair value of the Company’s investment in mortgage-backed securities is determined by market quotes at each reporting date.  At March 31, 2003, approximately $48.6 million of the Company’s mortgage-backed securities consisted of a “AAA” rated FNMA certificate for which market quotes were obtained.  In those instances where market quotes are not available, the fair value is determined by the Company as the present value of the anticipated cash flows from the underlying collateral using certain assumptions.  These assumptions include:  (i) future rate of prepayment; (ii) discount rate used to calculate present value; and (iii) default rates and loss severity on loan pools underlying the mortgage-backed securities.  At March 31, 2003, the range of key economic assumptions used to determine the fair value of the securities was as follows: an annual prepayment speed ranging from 11.4% to 33.2%; a monthly constant default rate ranging from 0.4% to 54.5%; a loss severity of 30%; and a discount rate of 18% for the B-rated securities and 20% for the unrated securities.

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

During the quarters ended March 31, 2003 and 2002, no market valuation losses and impairments were recorded.

NOTE 4 – COMMITMENTS, CONTINGENCIES & OFF-BALANCE SHEET RISK

The failure and subsequent receivership of Capital Consultants, L.L.C. (“CCL”), a lender of a former affiliate of the Company, has led to governmental investigations, including an ongoing criminal investigation. The Company’s Chief Executive Officer, Andrew Wiederhorn, and former president, Lawrence Mendelsohn, have received letters from the United States Attorney’s office in Portland, Oregon, advising them that they are the targets of a grand jury investigation into the failure of CCL.  At this stage, it is not possible to predict the outcome of this investigation.  Messrs. Wiederhorn and Mendelsohn, pursuant to the terms of their respective employment agreements with the Company, may be entitled to indemnity from the Company for litigation expenses and personal losses in connection with such investigations and any litigation related thereto.  Messrs. Wiederhorn and Mendelsohn have notified the Company that they are reserving their rights to seek such indemnity.  Messrs. Wiederhorn and Mendelsohn may be entitled to indemnification from other sources for litigation expenses and personal losses in connection with these investigations and any litigation related thereto.  At this time, it is not possible to determine the extent of liability, if any, the Company may face with regard to these indemnity claims.  The Company has not agreed to any indemnity requests.

The Company is involved in various other legal proceedings occurring in the ordinary course of business, which the Company believes will not have a material adverse effect on the consolidated financial condition or operations of the Company.

The Company may utilize a wide variety of off-balance sheet financial techniques to manage its risk.  In hedging the interest rate or exchange rate exposure of a foreign currency, the Company may enter into hedge transactions to counter movements in interest rates or foreign currencies.  These hedges may be in the form of currency and interest rate swaps, options, and forwards, or combinations thereof.  At March 31, 2003, the Company’s economic hedging activities were limited to two Great Britain pound (“GBP”) purchased put options.  The contracts entitle FCCG to sell a total of GBP 8.5 million for U.S. dollars (“USD”) at an exchange rate of 1.46 USD per one GBP.  The options expire during 2003.  The estimated fair value of these currency hedging contracts was $0.1 million at March 31, 2003, and was included in other assets on the accompanying statement of financial condition.

NOTE 5 – RECENTLY ISSUED ACCOUNTING STANDARDS

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities”. The objective of this interpretation is to provide guidance on how to identify a variable interest entity (VIE) and determine when the assets, liabilities, non-controlling interests, and results of operations of a VIE need to be included in a company’s consolidated financial statements. The provisions of this interpretation became effective upon issuance. The adoption of this interpretation did not have a material impact on results of operations, financial position, or liquidity of the Company.

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of

Others”. This interpretation expands the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under a guarantee. The disclosure requirements of FIN 45 were effective for the Company as of December 31, 2002, and require disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, and the current amount of the liability, if any, for the guarantor’s obligations under the guarantee. The recognition requirements of FIN 45 are to be applied prospectively to guarantees issued or modified after December 31, 2002. The Company does not have guarantees that are subject to the disclosure requirements of FIN 45. As a result, the Company’s implementation of the requirements of FIN 45 did not have a material impact on results of operations, financial position, or liquidity.

In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation - Transition and Disclosure”, which provides guidance on how to transition from the intrinsic value method of accounting for stock-based employee compensation under APB 25 to SFAS 123’s fair value method of accounting, if a company so elects.  The Company has elected not to adopt the fair value method of recording stock options under SFAS 123.

In July 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities”.  The standard became effective beginning January 1, 2003. This statement requires a cost associated with an exit or disposal activity, such as the sale or termination of a line of business to be recorded as a liability at fair value when it becomes probable the cost will be incurred and no future economic benefit will be gained by the Company for such cost. The adoption of this standard did not have a material impact on results of operations, financial position, or liquidity.

In June 2001, FASB issued FAS 143, “Accounting for Asset Retirement Obligations”, which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  The associated asset retirement costs would be capitalized as part of the carrying amount of the long-lived asset and depreciated over the life of the asset.  The liability is accreted at the end of each period through charges to operating expense.  If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement.  The provisions of FAS 143 became effective for the Company on January 1, 2003.  The adoption of this standard did not have a material impact on results of operations, financial position, or liquidity.

NOTE 6 – EQUITY INVESTEES

In February 2001, the Company, together with other investors, completed the purchase of all of the outstanding capital stock of Bourne End Properties PLC (“Bourne End”) through a 26% owned Jersey, Channel Islands company known as BEP Acquisitions (“BEP”).  Bourne End is a specialist investor in retail property, currently owning six town shopping centers located in England and Scotland.  BEP is highly leveraged, and operating income from the properties is offset by interest expense and depreciation.  The Company accounts for this investment using the equity method, thereby recording its share of net income or loss generated by BEP.  For the quarter ended March 31, 2003, the Company recorded $0.4 million in losses relating to its share of the net loss of BEP.  Since its original acquisition of BEP, the Company has recorded $0.7 million in net loss from its investment.  The summarized financial information for BEP is as follows:

BEP Acquisitions Ltd.
Unaudited Statements of Financial Condition
(dollars in thousands)

	March 31	December 31
	2003	2002
Assets
Cash	$649	$1,760
Real estate	112,640	115,236
Accounts receivable	4,093	4,165
Other assets	286	292
Total assets	$117,668	$121,453

Liabilities and Stockholders’ Equity
Accrued expense and other liabilities	$7,078	$7,202
Borrowings	88,877	90,438
Other liabilities	2,690	2,738
Total liabilities	98,645	100,378

Stockholders’ equity	19,023	21,075
Total Liabilities and Stockholders’ Equity	$117,668	$121,453

BEP Acquisitions Ltd.
Unaudited Statements of Operations
(dollars in thousands)

	Quarter Ended March 31,
	2003	2002

Rental income	$4,223	$3,804
Operating expense	(1,024)	(923)
Interest expense	(3,621)	(3,262)
Depreciation	(941)	(847)
Other income (expense)	6	5
Loss before taxes	(1,357)	(1,223)
Provision for income taxes	—	—
Net loss	$(1,357)	$(1,223)

On March 6, 2003, the Company acquired a 49.5% interest in Strouds Acquisition Corporation (“Strouds”), a specialty retailer with annual sales of approximately $150 million.  Strouds is a retailer of bed, bath, tabletop and other home textile products, offering an extensive selection of high quality, brand name linens for the home. Strouds operates a chain of 50 stores, primarily in California, with other locations in Nevada, Minnesota and Arizona.  Strouds employs over 1,000 full-time and part-time associates and operates in two primary lines of business; upper-scale retail stores and discounted outlet centers.  Catalog and internet sales are also offered by the retailer.  Strouds operates a 180,000 square foot distribution center and headquarters in the City of Industry, California.

The Company invested $3 million in the Strouds transaction, acquiring a combination of preferred stock, common stock warrants, and secured debt.  Of the initial investment, $0.3 million related to the preferred stock and common stock warrants.  The balance of the investment related to secured loans.

The Company accounts for this investment using the equity method, thereby recording its share of net income or loss generated by Strouds. Equity accounting is appropriate since the Company currently controls 40% of the voting securities of Strouds, and owns warrants which, if converted, would increase that control to 49.5%.  During the quarter ended March 31, 2003, the Company recorded $0.6 million in losses relating to its share of the net loss of Strouds since the acquisition.  The recognition of these losses reduced the carrying value of the preferred stock and common stock warrants to zero.  It also reduced the carrying value of the secured loans by $0.3 million.  While equity accounting requires the recognition of these losses, the Company believes that its investment is currently protected by subordinated investments made by unrelated third parties.  The operations of Strouds are currently generating net losses, which will likely continue in the near term.  There can be no assurance that these subordinated investments will be sufficient to protect the Company’s investment.

The summarized financial information for Strouds is as follows:

Strouds Acquisition Corporation
Unaudited Statements of Financial Condition
(dollars in thousands)

	March 31	December 31
	2003	2002
Assets
Cash	$858	$387
Accounts receivable	947	1,083
Inventory, net	29,165	40,061
Property and equipment, net	14,125	14,687
Other assets	2,854	3,631
Total assets	$47,949	$59,849

Liabilities and Stockholders’ Deficit
Accounts payable	$8,514	$9,315
Accrued expenses	4,583	7,195
Borrowings	27,734	29,500
Obligation under capital lease	9,526	9,546
Other liabilities	2,099	5,358
Total liabilities	52,456	60,914

Stockholders’ deficit	(4,507)	(1,065)
Total liabilities and stockholders’ deficit	$47,949	$59,849

Strouds Acquisition Corporation
Unaudited Statements of Operations
(dollars in thousands)

	Quarter Ended March 31,
	2003	2002

Net sales	$26,725	$41,087
Cost of goods sold	(16,251)	(25,390)
Gross margin	10,474	15,697
Store operating expenses	(5,818)	(7,621)
Occupancy expenses	(4,399)	(4,113)
General and administrative expenses	(2,788)	(3,724)
Interest expense	(917)	(507)
Other expenses	(46)	(105)
Loss before taxes	(3,494)	(373)
Provision for income taxes	(104)	—
Net loss	$(3,598)	$(373)

NOTE 7 – STOCK OPTIONS AND RIGHTS

The Company has adopted a non-qualified stock option plan (“the Option Plan”) which provides for options to purchase shares of the Company’s common stock.  The maximum number of shares of common stock that may be issued pursuant to options granted under the Option Plan is 3,500,000 shares.

The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for the Option Plan. Accordingly, no compensation expense has been recognized in the Consolidated Statements of Operations for grants under the Option Plan. Had compensation expense for the Company’s Option Plan been determined based on the fair value at the grant date consistent with the methods of SFAS No. 123 “Accounting for Stock Based Compensation”, the Company’s net loss and loss per share for the three months ended March 31, 2003 and 2002 would have been increased to the pro forma amounts indicated below:

	Three months ended March 31,
	2003	2002
	(dollars in thousands, except share data)
Net income (loss):
As reported	$1,660	$(581)
Pro forma compensation expense from stock based compensation, net of tax	(14)	(25)
Pro forma net income (loss)	$1,646	$(606)
Net income (loss) per common and common share equivalent:
Basic income (loss) per share:
As reported	$0.20	$(0.06)
Pro forma	$0.19	$(0.06)
Diluted income (loss) per share:
As reported	$0.19	$(0.06)
Pro forma	$0.19	$(0.06)

There were no options granted with exercise prices below the market value of the stock at the grant date. Fair values were estimated using the Black-Scholes option-pricing model with the following weighted average assumptions used: 1% dividend yield, expected volatility of 25%, risk-free interest rate of 5.0% and expected lives of three to five years.

NOTE 8 – SUBSEQUENT EVENTS

Bourne End Properties PLC, the 26% owned U.K. affiliate of the Company, has entered into conditional agreements to sell two of its retail shopping centers in England for a total sales price of approximately GBP 31.0 million ($49.0 million).  Proceeds from the sales will primarily be used to repay real estate debt.  The gain to Bourne End, upon completion of the transactions, is expected to be GBP 5.3 million ($8.4 million).  The transactions are expected to close during the quarter ended June 30, 2003.

The Company has entered into an agreement to purchase 15 freestanding retail buildings for a purchase price of $4.6 million.  The Company is the lessee of each of the buildings and currently sub-leases 12 of the 15 properties to a variety of small businesses.  Each property has 4,500 square feet of retail space.  The properties being purchased are located in Texas, California, Arizona, Oklahoma and Mississippi.  The transaction is expected to close during the quarter ended June 30, 2003.

On April 28, 2003, the Company declared a $0.13 per share cash dividend on the Company’s common Stock.  The dividend is payable on June 3, 2003, to stockholders of record on May 20, 2003.

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

GENERAL

Fog Cutter Capital Group Inc. (“FCCG” or the “Company”) is a Nasdaq-listed corporation which focuses on the acquisition of assets where its expertise in intensive asset management and financial structuring can create value.  We maintain our headquarters in Portland Oregon, and also have executive offices in New York, Los Angeles, and London.  We invest primarily in the following types of assets:

•                  equity or debt of corporations in the process of restructuring,

•                  mortgage-backed securities,

•                  real estate, and

•                  other finance-related investments.

Our business strategy focuses on diversified investing, structuring and managing of financial assets.  We provide debt or equity capital to businesses that are in the process of restructuring their operations.  Many of these investments are made in conjunction with partners.  We maintain a flexible approach with respect to the nature of our investments, seeking to take advantage of opportunities as they arise or are developed.

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

Accounting For Equity Investees

The equity method of accounting is used for investments in associated companies which are not unilaterally controlled by the Company and in which the Company’s interest is generally between  20% and 50% of the outstanding voting rights.  The Company’s  share of  earnings  or  losses  of associated companies, in which at least 20% of the voting securities is owned, is included in the consolidated statement of operations.

Valuation

At March 31, 2003, our largest asset was our portfolio of mortgage-backed securities.  Approximately $48.6 million of our mortgage-backed securities consisted of a “AAA” rated FNMA certificate for which market quotes were obtained.  When available, we use listed market prices or dealer/lender value opinions to determine the fair value of the securities in our portfolio.  However, in the absence of these third-party quotations, fair values for these securities are determined by us, using a third-party valuation model and internally developed assumptions.

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

Our key valuation assumptions include default rates and loss severity, which account for the anticipated credit losses in the pools of loans underlying our mortgage-backed securities.  Other key valuation assumptions include prepayment rates and discount rates.  Our internal valuation methodology calls for developing the key valuation assumptions of credit losses and prepayment speeds based upon the observable recent history of performance, generally averaged across the latest three to six months, subject to general economic and market considerations.  Our key valuation assumption of discount rates is developed based on the assessment of the current yields required by investors for similar classes of fixed income instruments.  We apply our valuation methodology consistently and believe that the resulting fair value estimates are reasonable;  however, these estimated values may differ from those realized in a bona fide sale transaction, given the judgmental nature of the values of these assets.  We believe our assumptions and the resulting estimated values of the mortgage-backed securities at March 31, 2003 are conservative, based on the facts and circumstances as of that date; however, there can be no assurance that there will be no future losses on these securities due to changes in their performance or overall market conditions.

Sale Recognition

We continue to be involved in significant sales of mortgage-backed securities and other assets.  Our accounting policy calls for the recognition of sales of financial instruments, including mortgage-backed securities and loans, only when we have irrevocably surrendered control over these assets.  We do not retain any recourse or performance obligations with respect to our sales of assets.  Our sales were cash sales, and the cash proceeds were not contingent upon any future event.

RESULTS OF OPERATIONS — QUARTER ENDED MARCH 31, 2003, COMPARED TO QUARTER ENDED MARCH 31, 2002

NET INCOME.  Our net income for the quarter ended March 31, 2003 was $1.7 million, or $0.20 per share, compared with a net loss of $0.6 million, or $0.06 per share, for the quarter ended March 31, 2002.  The net income for the quarter ended March 31, 2003 was primarily the result of gains on the sale of securities of $4.8 million, partially offset by equity in losses of equity investees of $1.0 million and by operating expenses.  The net loss for the quarter ended March 31, 2002 was primarily attributable to operating expenses of $1.3 million and losses recognized relating to the grant of certain put options in the Company’s common stock of $0.4 million, partially offset by net interest income of $1.1 million.

NET INTEREST INCOME.  Our net interest income for the quarter ended March 31, 2003 was $0.8 million, compared with $1.1 million for the quarter ended March 31, 2002.  The decrease is primarily attributable to the sale of higher yielding subordinated mortgage-backed securities and the purchase of a high quality, lower yielding FNMA certificate, resulting in decreases in interest income on securities of $0.7 million, partially offset by a decrease in interest expense of $0.3 million.  The following tables set forth information regarding the total amount of income from interest-earning assets and expense from interest-bearing liabilities and the resulting average yields and rates:

	For the Quarter Ended March 31, 2003
	Average Balance	Income Interest (Expense)	Annualized Yield/Rate
	(dollars in thousands)
Interest-Earning Assets:

Loan portfolios	$2,232	$190	34.1%
Mortgage-backed securities available for sale	60,343	775	5.1
Cash deposits and other investments	16,075	55	1.4
Total interest-earning assets	$78,650	1,020	5.2%

Interest-Bearing Liabilities:

Borrowings and notes payable (1)	$35,278	(208)	2.4%
Total interest-bearing liabilities	$35,278	(208)	2.4%

Net interest income before provision for loan losses/spread (2)		$812	2.8%
Net interest margin (3)			4.1%

(1)          Excludes borrowings and obligations under capital leases related to investments in real estate.

(2)          Net interest spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.

(3)          Net interest margin represents net interest income divided by average interest-earning assets.

	For the Quarter Ended March 31, 2002
	Average Balance	Interest Income (Expense)	Annualized Yield/Rate
	(dollars in thousands)
Interest-Earning Assets:

Loan portfolios	$4,045	$110	10.9%
Mortgage-backed securities available for sale	57,409	1,448	10.1
Cash deposits and other investments	6,171	52	3.3
Total interest-earning assets	$67,625	1,610	9.5%

Interest-Bearing Liabilities:

Borrowings and notes payable (1)	$42,171	(500)	4.7%
Total interest-bearing liabilities	$42,171	(500)	4.7%

Net interest income before provision for loan losses/spread (2)		$1,110	4.8%
Net interest margin (3)			6.6%

(1)          Excludes borrowings related to investments in real estate.

(2)          Net interest spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.

(3)          Net interest margin represents net interest income divided by average interest-earning assets.

REAL ESTATE OPERATIONS.  Our real estate operations represent activity from our investment in commercial property located in Oregon and California, as well as the operations of our leasehold interest in 109 freestanding retail buildings located throughout the United States.  During the quarter ended March 31, 2003, we realized a net loss from real estate operations of $0.1 million, compared with a net loss from real estate operations of $0.1 million for the quarter ended March 31, 2002.

In October 2002, the Company assumed leasehold interests in 109 free-standing retail stores located throughout the United States.  The leased properties are sublet to a broad tenant mix including convenience stores, shoe stores, video rental outlets, auto parts dealers, carpet retailers and other small businesses.  The leases cover approximately 512,000 square feet of retail space located in 25 states. The stores are free-standing, retail locations ranging from 4,500-7,000 square feet each.  The initial term of the leasehold interests has an average expiration of approximately 6 years.  However, the Company is entitled to exercise extension options which will allow the Company to control the properties for an additional 15 to 30 years.  In approximately 70% of the leases, the rent during the extended term is less than currently being charged or is below the Company’s estimate of the then current market rents.

The Company has the option to terminate a lease by giving notice to the property owner.  The notice to terminate must include an offer to purchase the property at a price calculated using a declining percentage of the original fair market value of the property at the time the original lease was initiated (generally in the 1970’s and 1980’s).  The property owner then has the option to accept the Company’s offer to purchase the property or allow the lease to terminate.

Of the leases, 46 were on terms and conditions that required capitalization of the obligation.  As a result, the Company capitalized a $17.6 million investment in real estate as a result of the transaction, and recognized a capital lease obligation of $16.9 million. The remaining 63 leases are classified as operating leases.  All of our subleases are accounted for as operating leases.

OTHER OPERATING INCOME (LOSS).  Our other operating income was approximately $4.8 million for the three months ended March 31, 2003.  This compares to a loss of  $0.3 million for the three months ended March 31, 2002.  The primary components of our net other operating income (loss) include the following:

Equity in Losses of Equity Investees. In February 2001, we completed the purchase, together with other investors, of all of the outstanding capital stock of Bourne End Properties PLC (“Bourne End”) through a 26% owned Jersey, Channel Islands company known as BEP Acquisitions (“BEP”).  Bourne End is a specialist investor in retail property, currently owning six town shopping centers located in England and Scotland.  BEP is highly leveraged and operating income from the properties is offset by interest expense and depreciation.  We account for this investment using the equity method, thereby recording our share of net income and loss generated by BEP.  During the three months ended March 31, 2003, we recorded $0.4 million in losses relating to our share of the net loss of BEP.  This compares to a loss of less than $0.1 million for the similar period in 2002.

On March 6, 2003, we acquired a 49.5% interest in Strouds Acquisition Corporation (“Strouds”), a specialty retailer with annual sales of approximately $150 million.  Strouds is a retailer of bed, bath, tabletop and other home textile products, offering an extensive selection of high quality, brand name linens for the home. Strouds operates a chain of 50 stores, primarily in California, with other locations in Nevada, Minnesota and Arizona.  Strouds employs over 1,000 full-time and part-time associates and operates in two primary lines of business;  upper-scale retail stores and discounted outlet centers.  Catalog and internet sales are also offered by the retailer.  Strouds  operates a 180,000 square foot distribution center and headquarters in the City of Industry, California.  During the quarter ended March 31, 2003, we recorded $0.6 million is losses relating to our share of the net loss of Strouds since our acquisition.

Gain on the Sale of Loans and Securities.  During the three months ended March 31, 2003 and 2002, we sold loans and securities to unrelated third parties for approximately $5.6 million and $2.7 million, respectively, resulting in gains of approximately $4.8 million and $0.1 million, respectively.

Loan Origination Income. On May 15, 2002, we acquired a 51% ownership interest in George Elkins Mortgage Banking Company (“George Elkins”), a California mortgage banking operation, which operates as a broker of commercial real estate mortgages through four Southern California branches.  We began reporting the operations of George Elkins on a consolidated basis beginning May 15, 2002.  During the three months ended March 31, 2003, we recognized loan origination income of $0.8 million relating to the operations of George Elkins.

OPERATING EXPENSES.  During the quarter ended March 31, 2003, operating expenses totaled $3.6 million and were comprised of compensation and employee benefits of $2.2 million, professional fees of $0.5 million and other costs of $0.9 million.  The compensation costs for 2003 include $0.9 million in compensation paid to employees of George Elkins and $0.7 million in bonuses connected with the sale of mortgage-backed securities.  A significant portion of the compensation paid to employees of George Elkins consisted of commissions relating to the organization of commercial real estate loans.  During the quarter ended March 31, 2002, operating expenses totaled $1.3 million and were comprised of compensation and employee benefits of $0.6 million, professional fees of $0.3 million and other costs of $0.4 million.

CHANGES IN FINANCIAL CONDITION

GENERAL.  Total assets decreased from approximately $111.6 million at December 31, 2002 to approximately $107.4 million at March 31, 2003.  Total liabilities decreased from approximately $66.4 million at December 31, 2002 to approximately $62.0 million at March 31, 2003.  Stockholders’ equity increased by approximately $1.2 million resulting primarily from net income of $1.6 million, and increases in other comprehensive income of $0.6 million, partially offset by a dividend payment of $1.1 million.

SECURITIES AVAILABLE FOR SALE.  The balance of mortgage-backed securities available for sale decreased from $59.3 million at December 31, 2002 to $57.6 million at March 31, 2003.  The decrease was primarily the result of the sale of mortgage-backed securities with a carrying value of $5.5  million and cash repayments of securities of $2.1 million, partially offset by increases in market value of $3.8 million.

We mark our securities portfolio to estimated fair value at the end of each month.  We determine the fair value of the securities by utilizing market quotes, when available, or modeling the anticipated cash flows using certain estimates (e.g. prepayment speeds, default rates, severity of losses, and discount rate).  As of each reporting period, we evaluate whether and to what extent any unrealized loss is to be recognized as other than temporary.  At March 31, 2003, approximately $48.6 million of our mortgage-backed securities portfolio consisted of a “AAA” rated FNMA certificate for which market value quotes were obtained.

We have entered into an employment agreement which entitles the Company’s president, Robert G. Rosen, to a bonus payment equal to $350,000 plus 10% of the excess of the cumulative net proceeds from the sale of certain of our mortgage-backed securities over a specified target amount (as defined in the employment agreement).  All but $9.0 million of the securities subject to the bonus formula had been sold as of March 31, 2003. The amount of unrealized gain included in other comprehensive income in stockholders’ equity in the accompanying statement of financial position relating to the remaining $9.0 million in securities has been reduced by the amount of the bonus that would have been payable to Mr. Rosen had these  securities been sold at their carrying value.

At March 31, 2003, securities available for sale were as follows:

	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)

Mortgage-backed securities	$53,712	$4,082	$(195)	$57,599

(1)                                  The amortized cost of the securities reflects the market valuation losses and impairments discussed above and excludes accrued interest of $0.2 million.

OTHER ASSETS.  At March 31, 2003, the Company’s other assets consisted of the following:

Loans to executives	$2,929,000
Capitalized deferred compensation	1,526,000
Deposits in escrow	252,000
Investment in operating leases	718,000
Prepaid expenses	417,000
Other	1,123,000
Total	$6,965,000

The loans to executives included in other assets were approved and funded prior to the passage of the Sarbanes-Oxley Act of 2002, and are further described in Item 5 of Part II, “Other Information” of the Form 10-Q.

The capitalized deferred compensation included in other assets relates to the acquisition of George Elkins and is being amortized over the remaining vesting period of approximately 50 months.

BORROWINGS AND NOTES PAYABLE.  Borrowings and notes payable increased by approximately $2.2 million during the three months ended March 31, 2003, primarily due to newly issued notes payable in the amount of $2.8 million related to the purchase of treasury stock, partially offset by scheduled principal payments.

OBLIGATION TO PURCHASE TREASURY STOCK.  During the three months ended March 31, 2003, we fulfilled our obligation to purchase treasury stock under an exercised put option. On February 7, 2003, we purchased 1,044,760 shares of the Company’s common stock (the “Option Shares”) under a put option agreement (the “Put Option”) with Lawrence A. Mendelsohn (“Mendelsohn”) and a group of related shareholders (the “Stockholders”).  Prior to his resignation on August 30, 2002, Mendelsohn was the President and a member of the Board of Directors of the Company.  One-third of the $4.2 million purchase price for the shares was paid in cash to the Stockholders at closing.  The remaining purchase price was paid with a promissory note which matures 11 months following the closing date and which bears interest at 0% for the first 90 days and 12% per annum thereafter.  The $2.8 million note may be prepaid at any time without penalty or premium and is carried in “Borrowings and notes payable” at March 31, 2003 on the accompanying statements of financial condition.

INCOME TAXES PAYABLE.  Our income taxes payable increased $0.6 million to $4.8 million at March 31, 2003.  This was the result of an accrued provision for income taxes of $0.2 million and the establishment of a tax liability of $0.4 million relating to unrealized appreciation on our mortgage-backed securities portfolio.  As of December 31, 2002, we had, for U.S. Federal tax purposes, a net operating loss carryforward (“NOL”) of approximately $94 million which begins to expire in 2018.  The NOL may significantly reduce or eliminate the future payment of the tax liability.  However, U.S. tax regulations impose limitations on the use of loss carry forwards following certain changes in ownership.  If such a change occurs, the limitation could significantly reduce the amount of benefits that would be available to offset future taxable income each year, starting with the year of ownership change.

In order to protect the NOL, on October 18, 2002, we announced a dividend distribution of one right (a “Right”) to purchase one-tenth of a share of our common stock for each outstanding share of common stock, payable to the stockholders of record on October 28, 2002 (the “Record Date”).  Rights will also be attached to each common share issued after the Record Date.  Generally, each Right entitles the registered holder to purchase one-tenth of a common share from us at a price of $15 per whole common share.  The Rights are intended to protect our income tax loss carryforward from the limitations imposed under the Internal Revenue Code if there is a change in control.  Under certain circumstances, individuals attempting to acquire a 5% ownership interest in the Company (or individuals attempting to increase their existing holdings in excess of 5% by more than 1%) will have their interests immediately diluted through distributions of stock to all other Right holders.  The description and terms of the Rights are set forth in a Rights Agreement (the “Rights Agreement”) between us and The Bank of New York, as Rights Agent, dated as of October 18, 2002.  We filed a summary of the Rights Agreement with the Securities and Exchange Commission on Form 8-K on October 18, 2002.

STOCKHOLDERS’ EQUITY.  Stockholders’ equity increased by approximately $1.2 million during the three months ended March 31, 2003 primarily due to our net income of $1.6 million, and increases in other comprehensive income of $0.6 million, which were partially offset by a declared dividend of $1.1 million.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund investments, engage in loan acquisition and lending activities, meet collateral calls and for other general business purposes.  The primary sources of funds for liquidity during the three months ended March 31, 2003 consisted of net cash provided by investing activities, including interest and principal payments related to our mortgage-backed securities portfolio and the sale of mortgage-backed securities.

Our borrowings and the availability of further borrowings are substantially affected by, among other things, changes in interest rates, changes in market spreads whereby the market value of the collateral securing such borrowings may decline substantially, or decreases in credit quality of underlying assets.  In the event of declines in market value or credit quality, we may be required to provide additional collateral for, or repay a portion of outstanding balances of, our short-term borrowing facilities. However, our borrowings against securities consist of non-recourse, short-term repurchase agreements held in wholly-owned subsidiaries.  As a result, our potential risk from collateral calls is limited to the equity in the assets being financed, which at March 31, 2003 totaled $22.3 million.  We consider the potential exposure to collateral calls to be significantly less than the $22.3 million equity since $17.7 million relates to our equity in a “AAA” rated FNMA security.  As of March 31, 2003, we had no outstanding collateral calls.  For additional information with respect to our monthly mark-to-market of our securities available for sale portfolio, see “CHANGES IN FINANCIAL CONDITION–SECURITIES AVAILABLE FOR SALE.”

Fluctuations in interest rates will continue to impact our net interest income to the extent our fixed rate assets are funded by variable rate debt or our variable rate assets reprice on a different schedule or in relation to a different index than any floating rate debt which in turn could impact potential returns to shareholders.  See “Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.”

At March 31, 2003, we had total consolidated secured indebtedness of $54.3 million, as well as $7.6 million of other liabilities. The consolidated secured indebtedness consisted of (i) $34.8 million of repurchase agreements secured by $55.7 million of mortgage-backed securities, (ii) $16.7 million outstanding of obligations under capital leases maturing between 2010 and 2040 which are secured by real estate, and (iii) notes payable in connection with the acquisition of treasury stock of $2.8 million.  Approximately $34.8 million of this indebtedness had terms which allowed the lender to request additional collateral if the value of the underlying collateral declined.  However, due to the non-recourse nature of this debt, our exposure to collateral calls is limited to the equity in the assets being financed.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices, and equity prices.  We have some exposure to foreign currency fluctuations (approximately 11% of the Company’s equity is invested in assets located in the United Kingdom at March 31, 2003), which we have mitigated through the purchase of two Great Britain pound (“GBP”) put options.  The contracts entitle us to sell a total of GBP 8.5 million for U.S. dollars (“USD”) at an exchange rate of 1.46 USD per one GBP. The options expire during 2003.  The estimated fair value of these currency hedging contracts was $0.1 million at March 31, 2003, and was included in other assets on the accompanying statement of financial condition.

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

The following table quantifies the potential changes in net interest income and net portfolio value as of March 31, 2003 should interest rates go up or down (shocked) by 100 or 200 basis points, assuming the yield curves of the rate shocks will be parallel to each other and instantaneous. Net portfolio value is calculated as the sum of the value of off-balance sheet instruments and the present value of cash in-flows generated from interest-earning assets net of cash out-flows in respect of interest-bearing liabilities. The cash flows associated with the loan portfolios and securities available for sale are calculated based on prepayment and default rates that vary by asset but not by changes in interest rates. Projected losses, as well as prepayments, are generated based upon the actual experience with the subject pool, as well as similar, more seasoned pools. To the extent available, loan characteristics such as loan-to-value ratio, interest rate, credit history and product types are used to produce the projected loss and prepayment assumptions that are included in the cash flow projections of the securities.  The following table applies the U.S. Treasury yield curve generally for assets and LIBOR for repurchase agreement liabilities and assume a uniform change in both rates.  The table assumes that changes in interest rates occur  instantaneously.  The table also reflects that we have a significant exposure to LIBOR rates since our short-term repurchase agreement borrowings are generally based on LIBOR rates.  Actual results could differ significantly from those estimated in the table.

Projected Percent Change In
Change in Interest Rates (1)	Net Interest Income	Net Portfolio Value	Change in Annual Net Interest Income	Change in Net Portfolio Value
-200 Basis Points	11.1%	17.8%	$380,000	$8,152,000
-100 Basis Points	5.1%	7.8%	$174,000	$3,574,000
0 Basis Points	0.0%	0.0%	$—	$—
100 Basis Points	-5.1%	-6.2%	$(174,000)	$(2,832,000)
200 Basis Points	-10.2%	-11.5%	$(349,000)	$(5,245,000)

(1)                                  Assumes that uniform changes occur instantaneously in both the yield on 10-year U.S. Treasury notes and the interest rate applicable to U.S. dollar deposits in the London interbank market.

The following table sets forth information as to the type of funding used to finance the Company’s assets as of March 31, 2003.  As indicated in the table, a large percentage of the Company’s fixed-rate assets are financed by floating-rate liabilities and the Company’s variable-rate assets are generally funded by variable-rate liabilities which use the same index.

Assets and Liabilities
As of March 31, 2003
(dollars in thousands)

	Basis Amount	Coupon Type	Liability	Type
Interest-Bearing Assets

Fixed-rate asset, financed floating	$7,114	Fixed	$3,946	LIBOR
Fixed-rate assets, no financing	6,753	Fixed	—	None
Variable-rate, financed variable	48,606	1 TCM(1)	30,859	LIBOR
Variable-rate assets, no financing	2,684	Prime	—	None
Cash and cash equivalents	11,807	N/A	—	None
Subtotal	76,964		34,805

Other Assets

Investments in real estate	21,356	N/A	16,700	Fixed
Investment in BEP	5,036	N/A	—	None
Other	4,036	N/A	—	None
Subtotal	30,428		16,700

Liability Only

Note payable to acquire treasury stock	—		2,842	Fixed
Income taxes payable	—		4,764	None
Accounts payable and accrued liabilities	—		2,854	None
Total	$107,392		$61,965

(1)  TCM means the one year Treasury Constant Maturity Index.

Asset and liability management involves managing the timing and magnitude of the repricing of assets and liabilities.  It is our objective to attempt to control risks associated with interest rate movements.  Asset and liability management can utilize a wide variety of off-balance sheet financial techniques to assist it in the management of interest rate risk.  For example, in hedging the interest rate and exchange rate exposure of a foreign currency denominated asset or liability, we may enter into hedge transactions to counter movements in the different currencies as well as interest rates in those currencies.  These hedges may be in the form of currency and interest rate swaps, options, and forwards, or combinations thereof.  No such interest rate techniques were in use as of March 31, 2003.

Methods for evaluating interest rate risk include an analysis of our interest rate sensitivity “gap,” which is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period.  A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities.  A gap is considered negative when the amount of interest-rate sensitive liabilities exceeds interest-rate sensitive assets.  During a period of rising interest rates, a negative gap would tend to adversely affect net interest income, while a positive gap would tend to result in an increase in net interest income.  During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to affect net interest income adversely.  Since different types of assets and liabilities with the same or similar maturities may react differently to changes in overall market rates or conditions, changes in interest rates may affect net interest income positively or negatively even if an institution were perfectly matched in each maturity category.

The following table sets forth the estimated contractual maturity or repricing of our interest-earning assets and interest-bearing liabilities at March 31, 2003.

As of March 31, 2003

(dollars in thousands)

	Within 3 Months	4 to 12 Months	One Year to 3 Years	More than 3 Years	TOTAL
Interest-sensitive assets(1):
Cash and cash equivalents	$11,807	$—	$—	$—	$11,807
Securities available for sale	—	—	48,606	8,993	57,599
Loans	3,710	—	—	919	4,629
Other	-	929	—	2,000	2,929
Total rate-sensitive assets	$15,517	$929	$48,606	$11,912	$76,964

Interest-sensitive liabilities :
Borrowings and notes payable	$37,647	—	—	—	$37,647
Obligations under capital leases	—	—	—	16,700	16,700
Total rate-sensitive liabilities	$37,647	$—	$—	$16,700	$54,347

Interest rate sensitivity gap	$(22,130)	$929	$48,606	$(4,788)
Cumulative interest rate sensitivity gap	$(22,130)	$(21,201)	$27,405	$22,617
Cumulative interest rate sensitivity gap as a percentage of total rate-sensitive assets	-29%	-28%	36%	29%

(1)  Real estate property holdings are not considered interest rate sensitive.

ITEM 4.  CONTROLS AND PROCEDURES

(A)  Evaluation of disclosure controls and procedures.  Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities and Exchange Act of 1934 Rules 13a-14 (c) and 15d-14 (c)) as of a date (the “Evaluation Date”) within 90 days before the filing date of this quarterly report, have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within these entities.

(B)  Changes in internal controls.  There were no significant changes in our internal controls or to our knowledge, in other factors that could significantly affect those controls and procedures subsequent to the Evaluation Date.

FORWARD-LOOKING STATEMENTS

CERTAIN STATEMENTS CONTAINED HEREIN AND CERTAIN STATEMENTS CONTAINED IN FUTURE FILINGS BY THE COMPANY WITH THE SEC MAY NOT BE BASED ON HISTORICAL FACTS AND ARE “FORWARD-LOOKING STATEMENTS” WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED.  FORWARD-LOOKING STATEMENTS WHICH ARE BASED ON VARIOUS ASSUMPTIONS (SOME OF WHICH ARE BEYOND THE COMPANY’S CONTROL) MAY BE IDENTIFIED BY REFERENCE TO A FUTURE PERIOD OR PERIODS, OR BY THE USE OF FORWARD-LOOKING TERMINOLOGY, SUCH AS “MAY,” “WILL,” “BELIEVE,” “EXPECT,” “ANTICIPATE,” “CONTINUE,” OR SIMILAR TERMS OR VARIATIONS ON THOSE TERMS, OR THE NEGATIVE OF THOSE TERMS.  ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE SET FORTH IN FORWARD-LOOKING STATEMENTS DUE TO A VARIETY OF FACTORS, INCLUDING, BUT NOT LIMITED TO, THOSE RELATED TO THE ECONOMIC ENVIRONMENT, PARTICULARLY IN THE MARKET AREAS IN WHICH THE COMPANY OPERATES, THE FINANCIAL AND SECURITIES MARKETS AND THE AVAILABILITY OF AND COSTS ASSOCIATED WITH SOURCES OF LIQUIDITY, COMPETITIVE PRODUCTS AND PRICING, THE REAL ESTATE MARKET, FISCAL AND MONETARY POLICIES OF THE U.S.  GOVERNMENT, CHANGES IN PREVAILING INTEREST RATES, ACQUISITIONS AND THE INTEGRATION OF ACQUIRED BUSINESSES, PERFORMANCE OF RETAIL/CONSUMER MARKETS, DETERIORATION IN CONSUMER CREDIT, CREDIT RISK MANAGEMENT, ASSET/LIABILITY MANAGEMENT AND THE IMPACT OF ONGOING LITIGATION.  EXCEPT AS MAY BE REQUIRED BY LAW, THE COMPANY DOES NOT UNDERTAKE, AND SPECIFICALLY DISCLAIMS ANY OBLIGATION, TO PUBLICLY RELEASE THE RESULTS OF ANY REVISIONS WHICH MAY BE MADE TO ANY FORWARD-LOOKING STATEMENTS TO REFLECT THE OCCURRENCE OF ANTICIPATED OR UNANTICIPATED EVENTS OR CIRCUMSTANCES AFTER THE DATE OF SUCH STATEMENTS.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

The failure and subsequent receivership of Capital Consultants, L.L.C. (“CCL”), a lender to a former affiliate of the Company, has led to governmental investigations, including an ongoing criminal investigation. The Company’s Chief Executive Officer, Andrew Wiederhorn, and former president, Lawrence Mendelsohn, have received letters from the United States Attorney’s office in Portland, Oregon, advising them that they are the targets of a grand jury investigation into the failure of CCL.  At this stage, it is not possible to predict the outcome of this investigation.  Messrs. Wiederhorn and Mendelsohn, pursuant to the terms of their respective employment agreements with the Company, may be entitled to indemnity from the Company for litigation expenses and personal losses in connection with such investigations and any litigation related thereto.  Messrs. Wiederhorn and Mendelsohn have notified the Company that they are reserving their rights to seek such indemnity.  Messrs. Wiederhorn and Mendelsohn may be entitled to indemnification from other sources for litigation expenses and personal losses in connection with these investigations and any litigation related thereto.  At this time, it is not possible to determine the extent of liability, if any, the Company may face with regard to these indemnity claims.  The Company has not agreed to any indemnity requests.

Item 2.  Changes in Securities and Use of Proceeds.

Not applicable.

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

TRANSACTIONS WITH AFFILIATES

Mendelsohn Put Option

On August 8, 2002, we entered into an agreement (the “Assignment”), effective July 31, 2002, in which we accepted the assignment of the obligations of the grantor, pursuant to a Stock Option and Voting Agreement dated October 16, 2001, granted by Mr. Wiederhorn to Mr. Mendelsohn, (“Mendelsohn”) and other related stockholders for whom Mendelsohn was serving as agent, (collectively, the “Stockholders”).  At the time of the assignment, Mr. Mendelsohn was the President and a member of the Board of Directors of the Company.  Mr. Mendelsohn resigned from the Company on August 30, 2002.

Under the Assignment, the Stockholders had the option (the “Put Option”) to require us to purchase up to 1,044,760 shares of common stock (the “Option Shares”) at a price per share equal to eighty percent (80%) of the book value per share of the Company as of the end of the most recent calendar month preceding the delivery of the exercise notice (the “Evaluation Date”).

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

Stock Purchase Loans to Officers

The Company has employment agreements with Mr. Wiederhorn and Mr. Rosen, which allowed these executives to borrow a specified maximum amount from us to purchase shares of Common Stock.  We granted loans to Mr. Wiederhorn and Mr. Rosen prior to the passage of the Sarbanes-Oxley Act of 2002.  These loans are full recourse, secured loans bearing interest at the prime rate.  At March 31, 2003, in addition to the $2 million loan to Mr. Wiederhorn described in “Loan to Executive Officer” below, we had outstanding stock purchase loans to Mr. Wiederhorn, including accrued interest, of approximately $0.9 million.  The loans to Mr. Rosen were paid off before the 2002 year end.  The Company is not obligated to make additional advances on loans under the employment agreements.  The loan to Mr. Wiederhorn is further described as follows:

Andrew Wiederhorn.  On February 21, 2002, we loaned Mr. Wiederhorn $175,000 to finance the purchase of Common Stock.  This loan is fully recourse to Mr. Wiederhorn and is secured by all of Mr. Wiederhorn’s rights under his employment agreement.  We are entitled to net amounts payable under the employment agreement against any amounts payable by Mr. Wiederhorn upon any default or at maturity of the loan.  At Mr. Wiederhorn’s direction (in accordance with the terms of his employment agreement), on February 21, 2002, we loaned a limited partnership controlled by Mr. Wiederhorn’s spouse (the “LP”) $687,000 to finance the purchase of Common Stock.  The loan is secured by the membership interests of two limited liability companies owned by the LP.  The limited liability companies each own a parcel of real property in Oregon and have no liabilities.  At the time of the loan, the real property had an appraised value of $725,000.  The loan is also guaranteed by Mr. Wiederhorn.  The Common Stock purchased with the proceeds of these loans does not serve as security for the loans.  The loans are due on February 21, 2007, and bear interest at the prime rate, as published in the Wall Street Journal, which interest is added to the principal annually.

Further information on these loans to executives is included in our 2002 annual report on Form 10-K and proxy statements for our 2003 and prior years Annual Meeting of Stockholders, and these executives’ employment agreements have been previously filed with the SEC.

Loan to Executive Officer

Prior to the passage of the Sarbanes-Oxley Act of 2002, we loaned Mr. Wiederhorn $2.0 million.  This loan is fully recourse to Mr. Wiederhorn and his spouse and is secured by trust deeds on two residences located in Oregon.  The loan is due on August 1, 2007 and bears interest at 8.5% per annum, payable monthly.  The Board of Directors (with Mr. Wiederhorn abstaining) concluded that the terms of the loan were at least as favorable to the Company as would be available in an arms length, third party transaction and approved the loan on July 9, 2002.

Fog Cutter Long-Term Vesting Trust

In the fourth quarter of 2000, we established a trust which purchased 525,000 shares of the Company’s common stock from an unrelated shareholder.  Our contribution to the trust of approximately $1.3 million was included in compensation expense for the year ended December 31, 2000.  The trust was established for the benefit of our employees and directors to raise their ownership in the Company, thereby strengthening the mutuality of interests between them and our shareholders.  While these shares are held in trust, they will be voted ratably with ballots cast by all other shareholders.  In December 2002, using the retained earnings on trust assets, the trust purchased an additional 100,000 shares of our stock in the open market.

Andrew Wiederhorn, David Dale-Johnson and Don H. Coleman are the trustees for the trust.  Pursuant to the terms of the trust, the trustees will, from time to time, allocate the shares to our directors and employees.  A beneficiary shall not have any rights with respect to any shares allocated unless and until the beneficiary completes five years of continuous service with the Company, commencing with the date the beneficiary is first allocated such shares.  Upon the beneficiary’s completion of the vesting period, the trustees shall promptly distribute the shares allocated to the beneficiary;  provided, however, that the trustees may, in lieu of distributing the shares, make a cash payment to the beneficiary equal to the fair market value of the shares allocated as of the date immediately prior to the date of distribution or distribute any combination of cash or shares, as determined by the trustees, in their sole discretion.

As of  March 31, 2003, the trustees had allocated 285,500 shares to our employees and directors.

Business Use of Private Aircraft

During the three months ended March 31, 2003, we paid $131,000 to Peninsula Capital Partners LLC (“Peninsula Capital”), an entity owned by Mr. Wiederhorn, for the Company’s business use of certain private aircraft.  The Board of Directors is aware of the relationship and approved the fees for the use of the aircraft.  The fee paid is a reimbursement of costs to Peninsula Capital for the Company’s use of the aircraft and is included in other expense on the accompanying statements of operations.

Item 6.  Exhibits and Reports on Form 8-K.

(a)          Reports on Form 8-K:

A Form 8-K was filed with the Securities and Exchange Commission by the Company on January 6, 2003 announcing the appointment of  Robert G. Rosen as president of the Company.

A Form 8-K was filed with the Securities and Exchange Commission by the Company on January 16, 2003 announcing the appointment of  M. Ray Mathis as a member of the Board of Directors of the Company.

A Form 8-K was filed with the Securities and Exchange Commission by the Company on February 10, 2003, announcing the acquisition of 1,044,760 shares of treasury stock by the Company in accordance with the terms of an exercised put option granted to Lawrence Mendelsohn, a former officer and director of the Company.

A Form 8-K was filed with the Securities and Exchange Commission by the Company on March 7, 2003, announcing the acquisition of a 49.5% interest in Strouds Acquisition Corporation.

(b)         Exhibits

See Exhibit Index immediately following the signature page and certifications.

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
Chairman and Chief Executive Officer

By: /s/ R. Scott Stevenson
R. Scott Stevenson
Senior Vice President and Chief Financial Officer

Date: May 1, 2003

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Andrew A. Wiederhorn, Chairman of the Board of Directors and Chief Executive Officer of Fog Cutter Capital Group Inc., certify that:

1.                                       I have reviewed this quarterly report on Form 10-Q of Fog Cutter Capital Group Inc;

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

5.                                       The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)          All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)         Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 1, 2003
/s/ ANDREW A. WIEDERHORN
Andrew A. Wiederhorn
Chairman of the Board of Directors
and Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, R. Scott Stevenson, Chief Financial Officer of Fog Cutter Capital Group Inc., certify that:

1.                                       I have reviewed this quarterly report on Form 10-Q of Fog Cutter Capital Group Inc;

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

Date: May 1, 2003
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

4.4                                 Long Term Vesting Trust Agreement among the Registrant and Lawrence Mendelsohn, Andrew Wiederhorn and David Egelhoff, dated October 1, 2000, incorporated by reference to Exhibit 4.4 to the Form 10-K for the year ended December 31, 2002, as previously filed with the SEC on March 3, 2003.

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

99.7                           Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.8                           Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.