Form 10-K/A
period 2002-12-31
FOG CUTTER CAPITAL GROUP INC
filed 2003-08-01
CIK 1048566

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(AMENDMENT #1)

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

EXPLANATORY NOTE

        This Amendment No. 1 to the Annual Report on Form 10-K for Fog Cutter Capital Group Inc. (the "Company") for the year ended December 31, 2002 is being filed to amend and restate in their entirety, Item 1 of Part I (Business) and Item 15 of Part IV (Financial Statements). The Amendment is required to provide enhanced disclosure and reclassification of certain items in the Financial Statements. The reclassifications do not have any effect on the reported net income or loss, cash flows or stockholders' equity of the Company.

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

        The acquisition price for the assets and certain identified liabilities of GEMB L.P. was $0.4 million. In conjunction with the acquisition, certain former employees of GEMB L.P. ("the Employees") entered into long-term employment agreements with SJGP, Inc. As part of the transaction, we provided deferred compensation advances of $1.9 million to the Employees, which are included in other assets in the accompanying statements of financial position. These advances were characterized as payments to acquire the long-term employment agreements and are being amortized as compensation expense over the life of the agreements. Separately, the Employees were entitled to receive future bonus amounts under the employment agreements, the proceeds of which were to be used to repay the deferred compensation advances. In December 2002, we entered into a purchase agreement to acquire all of the membership interests in TPL, LLC, a Delaware limited liability corporation, whose sole asset consists of a 99% partnership interest in GEMB L.P. The purchase price for TPL, LLC was satisfied on January 9, 2003 by the cancellation of the $1.9 million in deferred compensation advances receivable from the Employees. As part of the same transaction, the obligation to pay future bonuses to the Employees in the same amount was cancelled. The Employees remain obligated to perform under the employment agreements, and must repay any unearned deferred compensation payments upon early termination. The deferred compensation is earned ratably over the terms of the employment agreements, and we continue to amortize the $1.9 million investment in the employment agreements over their remaining terms, which range from 29 to 53 months.

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

        Robert G. Rosen, age 37 has been President of the Company since December 2002 and was appointed by the Board of Directors in September 2002. Prior to being appointed as President, Mr. Rosen was Executive Vice President of the Company. From November 1997 until October 1999, Mr. Rosen was Senior Vice President, Asset Securitization and Capital Markets for WFSG. Mr. Rosen was the Vice President of Securitization at BTM Capital Corp., a wholly-owned subsidiary of the Bank of Tokyo-Mitsubishi, Ltd., from March 1997 until October 1997. From January 1995 until March 1997, Mr. Rosen was a Director of Black Diamond Advisors, Inc., a firm specializing in securitization and capital markets needs of finance companies. From January 1994 to January 1995, Mr. Rosen was with Kidder Peabody and Co. in the Asset-Backed Securitization Group.

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

                      /s/ ERNST & YOUNG LLP

Los Angeles, California
February 20, 2003

FOG CUTTER CAPITAL GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands)

	December 31,
	2002	2001
Assets
Cash and cash equivalents	$14,505	$6,753
Securities available for sale, pledged under repurchase agreements, at estimated fair value	56,524	20,357
Securities available for sale, at estimated fair value	2,794	31,426
Loans	2,245	4,819
Investments in real estate, net	21,498	4,471
Loans to senior executives	2,918	906
Investments in WFSG and affiliates	—	5,893
Investment in BEP	5,579	5,195
Other assets	4,523	2,237

Total assets	$110,586	$82,057

Liabilities and Stockholders' Equity
Liabilities:
Repurchase agreements	$35,478	$7,761
Borrowings	—	30,205
Obligations under capital leases (Note 8)	16,847	—
Dividend payable	1,253	—
Obligation to repurchase stock	4,201	—
Income taxes payable	4,134	—
Accounts payable and accrued liabilities	4,466	5,292

Total liabilities	66,379	43,258

Commitments and contingencies (Note 11)
Stockholders' Equity:
Preferred stock, $.0001 par value; 25,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.0001 par value; 200,000,000 shares authorized; 11,518,600 shares issued in 2002 and 11,500,100 shares issued in 2001; and 9,517,460 shares outstanding in 2002 and 10,507,413 shares outstanding in 2001	167,027	166,981
Treasury stock; 2,001,140 common shares in 2002, and 992,687 common shares, in 2001 at cost	(4,886)	(2,171)
Common stock, subject to exercised put options; 1,044,760 common shares in 2002, no shares in 2001	(3,131)	—
Accumulated deficit	(116,503)	(128,131)
Recourse loans to officers to acquire stock	—	(171)
Accumulated other comprehensive income	1,700	2,291

Total stockholders' equity	44,207	38,799

Total liabilities and stockholders' equity	$110,586	$82,057

The accompanying notes are an integral part of these consolidated financial statements.

FOG CUTTER CAPITAL GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2002	2001	2000
	(Dollars in thousands, except share data)
Net Interest Income:
Loans	$469	$2,307	$3,478
Loans to senior executives and other related parties	88	87	422
Securities	5,277	7,328	10,718
Other investments	264	226	460

Total interest income	6,098	9,948	15,078
Interest expense	1,906	4,548	7,704

Net interest income before loan losses	4,192	5,400	7,374
Recovery of (provision for) loan losses	—	—	555

Net interest income after loan losses	4,192	5,400	7,929

Real Estate Operations:
Operating income	927	2,197	4,870
Operating expense	(669)	(418)	(601)
Interest expense	(333)	(1,244)	(2,742)
Gain on sale of real estate	49	1,142	5,404
Depreciation	(158)	(456)	(993)

Total real estate operations	(184)	1,221	5,938

Other Operating Income (Loss):
Market valuation losses and impairments	(400)	(9,423)	(22,257)
Market valuation losses and impairments in WFSG	—	(1,999)	—
Provision for litigation claims	—	(2,000)	—
Provision for disputes with WFSG	—	—	(225)
Equity in earnings (losses) of BEP	1,100	(1,335)	—
Gain on sale of loans and securities	21,752	1,001	5,197
Gain on sale of WFSG	6,293	—	—
Loan origination income	2,315	—	—
Other (loss) income, net	(1,037)	(758)	188

Total other operating income (loss)	30,023	(14,514)	(17,097)

Operating Expenses:
Compensation and employee benefits	8,615	5,147	7,869
Professional fees	2,158	1,365	1,973
Fees paid to related parties	75	1	87
Other	2,956	2,519	2,383

Total operating expenses	13,804	9,032	12,312

Net income (loss) before provision for income taxes and cumulative effect of a change in accounting principle	20,227	(16,925)	(15,542)
Provision for income taxes	3,522	—	—

Net income (loss) before cumulative effect of a change in accounting principle	16,705	(16,925)	(15,542)
Cumulative effect of a change in accounting principle	—	(1,021)	—

Net income (loss)	$16,705	$(17,946)	$(15,542)

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

FOG CUTTER CAPITAL GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share data and as noted)

NOTE 1—ORGANIZATION AND RELATIONSHIPS

        The Company was originally incorporated as Wilshire Real Estate Investment Trust Inc. in the State of Maryland on October 24, 1997. While originally formed with the intention of becoming a real estate investment trust ("REIT") for income tax purposes, the Company's shareholders determined that it was in their best interests not to elect REIT status. As a result, no election was ever made and the Company is not a REIT. As a result of changing market conditions and opportunities, the Company has adapted its business strategy to a more diversified operation. Effective January 25, 2001, the Company changed its name to Fog Cutter Capital Group Inc. to better reflect the diversified nature of its business and investments. At December 31, 2002, certain Company officers and directors controlled directly or indirectly the significant voting majority of the Company.

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

        Loans—Loans are designated as held-for-sale and are carried at the lower of cost or estimated market value. The Company determines the market value of its loans by discounting projected future cash flows at estimated market yields. The payment history and current status of the loans are factors that are considered when projecting future cash flows. The Company also considers the collateral value securing the loans and the ability of the borrowers to continue making payments. Many of the loans in the portfolio were purchased at a significant discount, while the borrower remains liable for the full face amount of the loan. The purchase discount offers additional protection against loss should the borrower default. If the market value of a loan is less than the Company's cost, an adjustment is made to the carrying value through an impairment charge to the loan.

        Loan Origination Income—Loan origination income represents fees received in connection with the Company's commercial mortgage loan brokerage services provided to independent third party lending institutions. Loan origination income is recognized as earned upon successful origination of the loan by the third party lender.

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

        The Company evaluates its real estate properties, including properties under capital leases, and other similar long-lived assets at least annually, or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. The Company first evaluates these assets for indicators of impairment such as a significant decreases in the estimated market price of a real estate asset, a significant adverse change in the extent or manner in which a real estate asset is being used or in its physical condition, or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of the long-lived asset. When any such indicators of impairment are noted, the Company compares the carrying amount of these assets to the future estimated undiscounted net cash flows attributable to these assets. If the carrying amount of a real estate or other long-lived asset exceeds the sum of the undiscounted net cash flows expected to result from the use and eventual disposition of the asset, the Company records an impairment charge equal to the excess of carrying value over the asset's estimated fair value. Fair value is estimated in consideration of third party value opinions and comparative similar asset prices, whenever available, or internally developed discounted cash flow analyses.

        Any long-lived assets which the Company expects to sell or dispose in the near term are stated at the lower of their carrying amounts or fair value less cost to sell, and are evaluated for impairment throughout the sales process.

        The Company recognizes sales of real estate only when it transfers the usual risks and all or substantially all of the rewards of ownership to the buyer and all required conditions for sale consummation have been met. These conditions usually include the following: (1) the parties to the transaction are bound by a contract that defines all significant terms and conditions, (2) all consideration has been exchanged, (3) permanent financing, if any, for which the Company is responsible, as a seller, has been arranged, and (4) all conditions precedent to closing have been performed. The Company uses the full accrual method to account for gains or losses on sale of real estate.

        Under this method, all of the gains are recognized when real estate is sold, provided the gain is determinable and the earnings process is virtually complete. Generally, a gain or loss from the sale of real estate is equal to the difference between the carrying amount of the real estate sold and the net

        Investment in Bourne End Properties Plc ("BEP")—The equity method of accounting is used for investments in associated companies which are not controlled by the Company and in which the Company's interest is generally between 20% and 50%. The Company's share of earnings or losses of associated companies, in which at least 20% of the voting securities is owned, is included in the consolidated statement of operations.

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

NOTE 4—SECURITIES AVAILABLE FOR SALE

        The Company recognized gains on the sale of securities available for sale of $21.8 million, $0.5 million and $5.2 million, respectively, for the years ended December 31, 2002, 2001 and 2000. Gross proceeds from these sales were $69.3 million, $7.4 million and $51.6 million, respectively, for the years ended December 31, 2002, 2001 and 2000. The Company uses the specifically identified amortized cost in determining gain on sale of securities available for sale. During the years ended December 31, 2002, 2001 and 2000, the Company recorded net increases (decreases) in the other comprehensive income component of stockholders' equity of ($1.3 million), $3.8 million and $21.3 million, respectively, for unrealized holding gains and losses relating to securities available for sale. During the years ended December 31, 2002, 2001 and 2000, the Company did not own any securities designated as trading securities and there were no transfers from available-for-sale to trading status.

        At December 31, 2002 and 2001, securities available for sale were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
December 31, 2002
Mortgage-backed securities	$56,622	$2,702	$6	$59,318
December 31, 2001
Mortgage-backed securities	$51,741	$49	$7	$51,783

        Due to prepayments, the Company expects to receive payments on securities over periods that are considerably shorter than the contractual maturities of the securities, which range from 6 to 30 years. The following table provides the expected maturities of the Company's mortgage-backed securities as of December 31, 2003, based upon estimated future principal prepayments:

	Within One Year	One Year to Five Years	Five Years to Ten Years	More Than Ten Years	Total
		(dollars in thousands)
Amortized Cost	$7,335	$21,937	$18,720	$8,630	$56,622
Fair Value	$8,779	$23,215	$18,701	$8,623	$59,318

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

NOTE 7—BORROWINGS AND REPURCHASE AGREEMENTS

        Borrowings and repurchase agreements at December 31, 2002 consist solely of repurchase agreements. Borrowings and repurchase agreements at December 31, 2001 include repurchase agreements, line of credit borrowings, real estate loans and senior bonds issued in conjunction with a securitization. Proceeds from the various credit facilities are used primarily for the acquisition of mortgage-backed securities, real estate and loans.

        At December 31, 2002, the Company had $35.5 million of repurchase agreements with a weighted average interest rate of 1.8%. Mortgage-backed securities with a carrying value of $56.5 million were pledged as collateral against these repurchase agreements. Bear Stearns and Co., Inc. is the counterparty on the repurchase agreements, all of which mature in 30 days. Following is information about borrowings and repurchase agreements:

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

        The employment agreements with Messrs. Wiederhorn and Rosen also provided for the Company to make recourse loans to each executive up to a maximum of $850,000 and $843,000, respectively, for the purpose of investing in the Company's common stock. At December 31, 2002, the Company had outstanding loans under the employment agreement to Mr. Wiederhorn, including compounded interest, of $918,000 which are included in other assets in the accompanying consolidated statements of financial position. As of December 31, 2002 the Company had received payment in full of the outstanding loan to Mr. Rosen. The Company has no obligation to advance additional loans to the Executives under their employment agreements.

        The loans to Mr. Wiederhorn bear interest at the prime rate, and are secured by real estate and any amounts due to Mr. Wiederhorn under his employment agreement. There are no special provisions under the loan agreements that would facilitate the forgiveness of the loans by the Company, and Mr. Wiederhorn remains personally liable for repayment. The loans mature in 2007.

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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment #1 of the report to be signed on its behalf on July 31, 2003 by the undersigned, thereunto duly authorized.

FOG CUTTER CAPITAL GROUP INC.
By:	/s/ ANDREW A. WIEDERHORN Andrew A. Wiederhorn Chairman and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment #1 of the report has been signed below on July 31, 2003 by the following persons on behalf of the Registrant and in the capacities indicated.

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
/s/ CHRISTOPHER T. DEWOLFE Christopher T. DeWolfe Director
/s/ M. RAY MATHIS M. Ray Mathis Director

CERTIFICATION

        I, Andrew A. Wiederhorn, Chairman of the Board of Directors and Chief Executive Officer of Fog Cutter Capital Group Inc. certify that:

        1.     I have reviewed this Amendment #1 of the annual report on Form 10-K/A of Fog Cutter Capital Group Inc;

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

Date: July 31, 2003

/s/ ANDREW A. WIEDERHORN Andrew A. Wiederhorn Chairman of the Board of Directors and Chief Executive Officer

CERTIFICATION

        I, R. Scott Stevenson, Chief Financial Officer of Fog Cutter Capital Group Inc. certify that:

        1.     I have reviewed this Amendment #1 of the annual report on Form 10-K/A of Fog Cutter Capital Group Inc;

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

Date: July 31, 2003

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
2.5	Amendment to the Property Option Agreement, by and between the Registrant and the entities listed therein, dated July 17, 2002, as previously filed with the SEC on March 3, 2003.
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
4.4	Long Term Vesting Trust Agreement among the Registrant and Lawrence Mendelsohn, Andrew Wiederhorn and David Egelhoff, dated October 1, 2000, as previously filed with the SEC on March 3, 2003.
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
11.1	Computation of Earnings (Loss) per Common Share, as previously filed with the SEC on March 3, 2003.
21.1	List of Subsidiaries of Registrant, as previously filed with the SEC on March 3, 2003.
23.1	Consent of Independent Auditors.
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
99.7
Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as originally filed with the SEC as a correspondence file with the Form 10-K for the year ended December 31, 2002, as previously filed with the SEC on March 3, 2003.
99.8
Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as originally filed with the SEC as a correspondence file with the Form 10-K for the year ended December 31, 2002, as previously filed with the SEC on March 3, 2003.
99.9	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.10	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

QuickLinks

FOG CUTTER CAPITAL GROUP INC. FORM 10-K INDEX
EXPLANATORY NOTE
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