Form 10-Q
period 2003-06-30
FOG CUTTER CAPITAL GROUP INC
filed 2003-08-04
CIK 1048566

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2003
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-23911

Fog Cutter Capital Group Inc.
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	52-2081138 (IRS Employer Identification No.)
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

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class Common Stock, par value $0.0001 per share	Outstanding at June 30, 2003 8,670,200 shares

FOG CUTTER CAPITAL GROUP INC.
FORM 10-Q
I N D E X

PART I—FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

FOG CUTTER CAPITAL GROUP INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except share data)

	June 30	December 31
	2003	2002
	(Unaudited)
Assets
Cash and cash equivalents	$15,727	$14,505
Securities available for sale, pledged under repurchase agreements, at estimated fair value	49,313	56,524
Securities available for sale, at estimated fair value	747	2,794
Loans, net	3,474	2,245
Investments in real estate, net	21,289	21,498
Loans to senior executives	2,941	2,918
Investment in BEP	6,696	5,579
Other assets	3,988	4,523

Total assets	$104,175	$110,586

Liabilities and Stockholders' Equity
Liabilities:
Borrowings and notes payable	$30,139	$35,478
Obligations under capital leases	16,554	16,847
Dividend payable	—	1,253
Obligation to repurchase stock	—	4,201
Deferred income taxes	5,998	4,134
Accounts payable and accrued liabilities	3,830	4,466

Total liabilities	56,521	66,379

Commitments and contingencies
Stockholders' Equity:
Preferred stock, $.0001 par value; 25,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.0001 par value; 200,000,000 shares authorized; 11,716,100 shares issued in 2003 and 11,518,600 shares issued in 2002; 8,670,200 shares outstanding in 2003 and 9,517,460 shares outstanding in 2002	167,902	167,027
Treasury stock; 3,045,900 common shares in 2003, and 2,001,140 common shares in 2002, at cost	(8,017)	(4,886)
Common stock, subject to put options; no shares in 2003; 1,044,760 common shares in 2002	—	(3,131)
Accumulated deficit	(114,487)	(116,503)
Accumulated other comprehensive income	2,256	1,700

Total stockholders' equity	47,654	44,207

Total liabilities and stockholders' equity	$104,175	$110,586

The accompanying notes are an integral part of these consolidated financial statements.

FOG CUTTER CAPITAL GROUP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
 (dollars in thousands, except share data)

	Quarter Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net Interest Income:
Loans	$179	$81	$315	$192
Loans to senior executives	55	28	109	49
Securities	699	1,596	1,474	3,044
Other investments	36	60	91	90

Total interest income	969	1,765	1,989	3,375
Interest expense	210	608	418	1,108

Net interest income	759	1,157	1,571	2,267

Real Estate Operations:
Operating income	959	—	1,931	—
Gain on sale of real estate	281	—	281	—
Operating expense	(528)	(14)	(1,066)	(30)
Interest expense	(360)	(28)	(720)	(56)
Depreciation	(153)	(17)	(306)	(33)

Total real estate operations	199	(59)	120	(119)

Other Operating Income:
Gain on sale of loans and securities	4,595	3,892	9,383	4,008
Gain on sale of WFSG	—	6,293	—	6,293
Equity in income of equity investees	1,878	2,077	870	2,049
Loan origination fees	1,453	506	2,253	506
Other revenue	400	127	591	(252)

Total other operating income	8,326	12,895	13,097	12,604

Operating Expenses:
Compensation and employee benefits	3,615	1,107	5,818	1,740
Professional fees	596	671	1,095	945
Fees paid to related parties	156	4	270	4
Other	862	673	1,648	1,106

Total operating expenses	5,229	2,455	8,831	3,795

Net income before provision for income taxes	4,055	11,538	5,957	10,957
Provision for income taxes	1,469	800	1,711	800

Net Income	$2,586	$10,738	$4,246	$10,157

The accompanying notes are an integral part of these consolidated financial statements.

FOG CUTTER CAPITAL GROUP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)
(Unaudited)
(dollars in thousands, except share data)

	Quarter Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Basic net income per share	$0.30	$1.10	$0.50	$1.01
Basic weighted average shares outstanding	8,603,450	9,806,370	8,549,057	10,103,388
Diluted net income per share	$0.28	$1.08	$0.46	$1.00
Diluted weighted average shares outstanding	9,261,450	9,933,363	9,207,057	10,197,217
Dividends declared per share	$0.13	$0.13	$0.26	$0.26

FOG CUTTER CAPITAL GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(dollars in thousands)

	Common Stock		Treasury Stock
					Common Stock Subject to Options	Accumulated Deficit	Accumulated Other Comprehensive Income
	Shares(1)	Amount	Shares	Amount				Total
Balance at January 1, 2003	9,517,460	$167,027	2,001,140	$(4,886)	$(3,131)	$(116,503)	$1,700	$44,207
Comprehensive income:
Net income		—	—	—	—	4,246	—	4,246
Other comprehensive income:	—
Foreign currency translation	—	—	—	—	—	—	144	144
Unrealized holding gains on securities available for sale	—	—	—	—	—	—	10,003	10,003
Reclassification adjustment for gains on securities and foreign currency translation included in net income	—	—	—	—	—	—	(9,591)	(9,591)

Total comprehensive income	—	—	—	—	—	—	—	4,802
Purchase of treasury stock	(1,044,760)	—	1,044,760	(3,131)	3,131	—	—	—
Common stock issued pursuant to exercise of stock options	197,500	875	—	—	—	—	—	875
Dividends declared	—	—	—	—	—	(2,230)	—	(2,230)

Balance at June 30, 2003	8,670,200	$167,902	3,045,900	$(8,017)	$—	$(114,487)	$2,256	$47,654

(1)
Issued and outstanding

The accompanying notes are an integral part of these consolidated financial statements.

FOG CUTTER CAPITAL GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(dollars in thousands)

	Quarter Ended June 30,		Six Months Ended June 30,
CASH FLOWS FROM OPERATING ACTIVITIES:	2003	2002	2003	2002
Net income	$2,586	$10,738	$4,246	$10,157
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	180	75	372	139
Loss on foreign currency translation	(239)	(17)	(237)	(14)
Gain on sale of securities available for sale	(4,587)	(10,215)	(9,375)	(10,704)
Gain on sale of real estate	(281)	—	(281)	(17)
Gain on sale of loans	(8)	30	(8)	403
Proceeds from sale of loans	17	—	17	—
Purchase of loans and discounted loans	(1,422)	(26)	(1,486)	(26)
Principal repayments on loans and discounted loans	366	2,678	493	2,751
Equity in income of equity investees	(1,878)	(2,077)	(870)	(2,049)
Other	(23)	(43)	(23)	349
Change in:
Accrued interest receivable	89	(105)	76	(137)
Other assets	156	(259)	658	35
Accounts payable and accrued liabilities	2,655	1,169	1,212	(83)

Net cash used in operating activities	(2,389)	1,948	(5,206)	804

CASH FLOWS FROM INVESTING ACTIVITIES:
Repayments of securities available for sale	5,169	1,561	7,308	2,850
Purchase of securities available for sale	—	—	—	(8,250)
Proceeds from sale of securities available for sale	6,431	19,885	11,991	22,535
Proceeds from sale of real estate	281	—	281	—
Payments made in connection with acquisition of Subsidiary	—	(1,850)	—	(1,850)
Investment in and loans to equity investees	—	—	(3,000)	—
Proceeds from investments in and loans to equity investees	2,900	—	2,900	—
Transfer to restricted cash deposit	—	(2,579)	—	(2,579)
Other	(504)	1,371	(527)	641

Net cash provided by investing activities	14,277	18,388	18,953	13,347

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	—	3,041	—	10,508
Repayments on borrowings	(7,400)	(6,369)	(8,220)	(7,556)
Payment of obligation to purchase treasury stock	—	—	(1,399)	—
Proceeds from issuance of common stock	840	—	875	—
Dividend payments on common stock	(1,127)	(1,275)	(3,483)	(2,548)
Other	(293)	31	(293)	31

Net cash used in financing activities	(7,980)	(4,572)	(12,520)	435

EFFECT OF EXCHANGE RATE CHANGES ON CASH	12	3	(5)	2

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,920	15,767	1,222	14,588
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	11,807	5,574	14,505	6,753

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$15,727	$21,341	$15,727	$21,341

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$633	$654	$1,199	$1,174
Notes payable issued to settle obligation to purchase treasury stock	$—	$—	$2,800	$—
Sale of loan in exchange for treasury stock	$—	$—	$—	$1,833

The accompanying notes are an integral part of these consolidated financial statements.

FOG CUTTER CAPITAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1—BASIS OF PRESENTATION

        The accompanying interim consolidated financial statements of Fog Cutter Capital Group Inc. and Subsidiaries ("FCCG" or the "Company") are unaudited and have been prepared in conformity with the requirements of Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), particularly Rule 10-01 thereof, which governs the presentation of interim financial statements. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying interim consolidated financial statements should be read in conjunction with the Company's 2002 Annual Report on Form 10-K. A summary of the Company's significant accounting policies is set forth in Note 2 to the consolidated financial statements in the 2002 Annual Report on Form 10-K.

        In the Company's opinion, all adjustments, comprised of normal recurring accruals necessary for the fair presentation of the interim financial statements, have been included in the accompanying consolidated financial statements. Operating results for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain items in the previously reported consolidated financial statements were reclassified to conform to the June 30, 2003 presentation, none of which affected previously reported results of operations.

        At June 30, 2003, certain Company officers and directors controlled, directly or indirectly, the significant voting majority of the Company.

NOTE 2—SIGNIFICANT TRANSACTIONS

Treasury Stock

        On February 7, 2003, the Company purchased 1,044,760 shares of the Company's common stock (the "Option Shares") under a put option agreement (the "Put Option") with a group of shareholders related to Lawrence A. Mendelsohn (the "Stockholders"). Prior to his resignation on August 30, 2002, Mr. Mendelsohn was the President and a member of the Board of Directors of the Company.

        Under the Put Option, the Stockholders had the right to require the Company to purchase the Option Shares at a price per share equal to eighty percent (80%) of the book value per share of the Company as of the end of the most recent calendar month preceding the delivery of the exercise notice.

        The Stockholders exercised their right to require the purchase of the Option Shares on December 24, 2002. The option price was determined to be $4.02 per share and the closing date was February 7, 2003. Approximately $1.4 million of the total purchase price of $4.2 million for the shares was paid in cash to the Stockholders at closing. The remaining purchase price of approximately $2.8 million was paid with a promissory note which matures 11 months following the closing date and bears interest at 0% for the first 90 days and 12% per annum thereafter. The note may be prepaid by the Company at any time without penalty or premium.

        The acquisition of the Option Shares resulted in the Company recording $3.1 million in treasury stock as of March 31, 2003 and reducing the number of outstanding shares by 1,044,760. The effect of this transaction had been fully reflected in the stockholders' equity of the Company as of December 31, 2002. The Company also recorded notes payable of $2.8 million. Performance under the notes payable is secured by the pledge of 696,500 shares of the Company's treasury stock.

Dividends

        The Company has declared and paid a $0.13 per share dividend for both the first and second quarters of 2003. The first quarter dividend was paid on March 7, 2003, to stockholders of record on February 28, 2003. The second quarter dividend was paid on June 3, 2003, to stockholders of record on May 20, 2003.

Strouds Acquisition Corporation

        In March 2003, the Company structured a financing package to help stabilize Strouds Acquisition Corporation, a distressed specialty linen retailer. The financing package allowed Strouds critical time to examine its business model and evaluate further strategic options. The Company's $3.0 million financing package for Strouds included a $2.0 million loan participation in Fleet Retail Finance Inc.'s senior secured credit facility; a $900,000 subordinated secured loan; 100,000 shares of preferred stock; and common stock warrants for up to 49.5% of Strouds' voting stock.

        On May 20, 2003, Strouds filed for bankruptcy protection under Chapter 11 of the Bankruptcy Code and proceeded to liquidate its assets. As of June 30, 2003, the Company had been repaid in full on its $2.0 million participation in the Fleet Retail credit facility and all of its $900,000 subordinated secured loan, plus interest.

        As of June 30, 2003, the Company no longer had any recorded investment in Strouds. During the six months ending June 30, 2003, the Company recorded a charge to earnings of $0.1 million relating to its investment in the preferred stock and common stock warrants of Strouds.

Mortgage-Backed Securities

        Through several transactions during the six months ended June 30, 2003, the Company sold mortgage-backed securities for $12.0 million in cash. These transactions resulted in gains on the sale of securities of $9.4 million.

Bourne End Properties PLC

        In June 2003, Bourne End Properties PLC ("Bourne End"), which is 26% owned by the Company, sold two of its retail shopping centers in England for a total sales price of approximately GBP 31.0 million ($49.0 million). Proceeds from the sales were primarily used to repay Bourne End's real estate debt. The gain to Bourne End was GBP 5.4 million ($8.6 million). During the six months ended June 30, 2003, the Company recorded $1.0 million as its equity in the earnings of Bourne End.

NOTE 3—VALUATION OF MORTGAGE-BACKED SECURITIES

        When possible, the fair value of the Company's investment in mortgage-backed securities is determined by market quotes at each reporting date. At June 30, 2003, approximately $44.5 million (89% of the portfolio) of the Company's mortgage-backed securities consisted of a "AAA" rated FNMA certificate for which market quotes were obtained. For the remaining mortgage-backed securities, where market quotes are not available, the fair value is determined by the Company as the present value of the anticipated cash flows from the underlying collateral using certain assumptions. These assumptions include: (i) future rate of prepayment; (ii) discount rate used to calculate present value; and (iii) default rates and loss severity on loan pools underlying the mortgage-backed securities. At June 30, 2003, the range of key economic assumptions used to determine the fair value of the securities was as follows: an annual prepayment speed ranging from 11.4% to 33.2%; a monthly constant default rate ranging from 0.4% to 54.5%; a loss severity of 30%; and a discount rate of 18% for the B-rated securities and 20% for the unrated securities.

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

        During the quarters ended June 30, 2003 and 2002, no market valuation losses and impairments were recorded.

NOTE 4—COMMITMENTS, CONTINGENCIES & OFF-BALANCE SHEET RISK

        During 2001, the Company's Chief Executive Officer, Andrew Wiederhorn, and former president, Lawrence Mendelsohn, received letters from the United States Attorney's office in Portland, Oregon advising them that they were targets of a grand jury investigation into the failure of Capital Consultants, L.L.C. ("CCL"). CCL was a lender to a former affiliate of the Company. The investigation is ongoing and it is not possible at this stage to predict its outcome. Messrs. Wiederhorn and Mendelsohn, pursuant to the terms of their respective employment agreements, may be entitled to indemnity from the Company for litigation expenses and personal losses in connection with these investigations and any related litigation. Messrs. Wiederhorn and Mendelsohn have notified the Company that they are reserving their rights to seek indemnity from the Company, however, they may be entitled to primary indemnification from other sources. At this time, it is not possible to determine the extent of liability, if any, the Company may face with regard to these potential indemnity claims. The Company has not received, nor agreed to, any indemnity requests.

        The Company is involved in various other legal proceedings occurring in the ordinary course of business, which the Company believes will not have a material adverse effect on the consolidated financial condition or operations of the Company.

        The Company may utilize a wide variety of off-balance sheet financial techniques to manage its risk. In hedging the interest rate or exchange rate exposure of a foreign currency, the Company may enter into hedge transactions to counter movements in interest rates or foreign currencies. These hedges may be in the form of currency and interest rate swaps, options, and forwards, or combinations thereof. At June 30, 2003, the Company's economic hedging activities were limited to two Great Britain pound ("GBP") purchased put options. The contracts entitle FCCG to sell a total of GBP 8.5 million for U.S. dollars ("USD") at an exchange rate of 1.46 USD per one GBP. The options expire during 2003. The estimated fair value of these currency hedging contracts was approximately zero at June 30, 2003, due to the limited term remaining on the contracts.

NOTE 5—RECENTLY ISSUED ACCOUNTING STANDARDS

        In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities". The objective of this interpretation is to provide guidance on how to identify a variable interest entity (VIE) and determine when the assets, liabilities, non-controlling interests, and results of operations of a VIE need to be included in a company's consolidated financial statements. The provisions of this interpretation became effective upon issuance. The Company is assessing the impact, if any, the adoption of this interpretation will have on results of operations, financial position, or liquidity of the Company.

        In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". This interpretation expands the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under a guarantee. The disclosure requirements of FIN 45 were effective for the Company as of December 31, 2002, and require disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, and the current amount of the liability, if any, for the guarantor's obligations under the guarantee. The recognition requirements of FIN 45 are to be applied prospectively to guarantees issued or modified after December 31, 2002. The Company does not have guarantees that are subject to the disclosure requirements of FIN 45. As a result, the Company's implementation of the requirements of FIN 45 did not have a material impact on results of operations, financial position, or liquidity.

NOTE 6—STOCK OPTIONS AND RIGHTS

        The Company has adopted a non-qualified stock option plan ("the Option Plan") which provides for options to purchase shares of the Company's common stock. The maximum number of shares of common stock that may be issued pursuant to options granted under the Option Plan is 3,500,000 shares.

        The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for the Option Plan. Accordingly, no compensation expense has been recognized in the Consolidated Statements of Operations for grants under the Option Plan. Had compensation expense for the Company's Option Plan been determined based on the fair value at the grant date consistent with the methods of SFAS No. 123 "Accounting for

Stock Based Compensation", the Company's net income and income per share for the six months ended June 30, 2003 and 2002 would have been decreased to the pro forma amounts indicated below:

	Six months ended June 30,
	2003	2002
	(dollars in thousands, except share data)
Net income:
As reported	$4,246	$10,157
Pro forma compensation expense from stock based compensation, net of tax	(30)	(50)

Pro forma net income	$4,216	$10,107

Net income per common and common share equivalent:
Basic income per share:
As reported	$0.50	$1.01
Pro forma	$0.49	$1.00
Diluted income per share:
As reported	$0.46	$1.00
Pro forma	$0.46	$0.99

        There were no options granted with exercise prices below the market value of the stock at the grant date. Fair values were estimated using the Black-Scholes option-pricing model with the following weighted average assumptions used: 1% dividend yield, expected volatility of 25%, risk-free interest rate of 5.0% and expected lives of three to five years.

NOTE 8—SUBSEQUENT EVENTS

        The Company has entered into an agreement to purchase 15 freestanding retail buildings for a purchase price of $4.6 million. The Company is the lessee of each of the buildings and currently sub-leases 12 of the 15 properties to a variety of small businesses. Each property has 4,500 square feet of retail space. The properties being purchased are located in Texas, California, Arizona, Oklahoma and Mississippi. The transaction is expected to close during the quarter ended September 30, 2003.

        On July 31, 2003, the Company declared a cash dividend of $0.13 per share, payable on September 2, 2003 to stockholders of record as of August 21, 2003.

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

Critical Accounting Policies

        Management's Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following critical accounting policies, affect its more significant judgments and estimates used in the preparation of its financial statements.

Accounting For Equity Investees

        The equity method of accounting is used for investments in associated companies which are not unilaterally controlled by the Company and in which the Company's interest is generally between 20% and 50% of the outstanding voting rights. The Company's share of earnings or losses of associated companies, in which at least 20% of the voting securities is owned, is included in the consolidated statement of operations.

Valuation

        At June 30, 2003, our largest asset was our portfolio of mortgage-backed securities. Approximately $44.5 million (89%) of our mortgage-backed securities consisted of a "AAA" rated FNMA certificate for which market quotes were obtained. When available, we use listed market prices or dealer/lender value opinions to determine the fair value of the securities in our portfolio. However, in the absence of these third-party quotations, fair values for these securities are determined by us, using a third-party valuation model and internally developed assumptions.

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

        Our key valuation assumptions include default rates and loss severity, which account for the anticipated credit losses in the pools of loans underlying our mortgage-backed securities. Other key valuation assumptions include prepayment rates and discount rates. Our internal valuation methodology calls for developing the key valuation assumptions of credit losses and prepayment speeds based upon the observable recent history of performance, generally averaged across the latest three to six months, subject to general economic and market considerations. Our key valuation assumption of discount rates is developed based on the assessment of the current yields required by investors for similar classes of fixed income instruments. We apply our valuation methodology consistently and believe that the resulting fair value estimates are reasonable; however, these estimated values may differ from those realized in a bona fide sale transaction, given the judgmental nature of the values of these assets. We believe our assumptions and the resulting estimated values of the mortgage-backed securities at June 30, 2003 are conservative, based on the facts and circumstances as of that date; however, there can be no assurance that there will be no future losses on these securities due to changes in their performance or overall market conditions.

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

RESULTS OF OPERATIONS—SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO SIX MONTHS ENDED JUNE 30, 2002

        NET INCOME.    Our net income for the six months ended June 30, 2003, was $4.2 million, or $0.50 per share, compared with a net income of $10.2 million, or $1.01 per share, for the six months ended June 30, 2002. The net income for the 2003 period is primarily attributable to net interest income of $1.6 million, gain on sale of loans and securities of $9.4 million, loan origination fees of $2.3 million and equity in earnings of equity investees of $0.9 million, partially offset by other operating expenses of $8.8 million and provision for income taxes of $1.7 million. The net income for the 2002 period is primarily attributable to net interest income of $2.3 million; gain on sale of loans and securities of $10.3 million, and equity in earnings of equity investees of $2.1 million, partially offset by other operating expenses of $3.8 million and provision for income taxes of $0.8 million.

        NET INTEREST INCOME.    Our net interest income for the six months ended June 30, 2003 was $1.6 million, compared with $2.3 million for the six months ended June 30, 2002. The decrease is primarily attributable to the sale of higher yielding subordinated mortgage-backed securities which were replaced with a lower yielding "AAA" rated FMNA certificate. This, together with paydowns of the related debt facilities, resulted in decreases in interest income on securities of $1.6 million, partially offset by a decrease in interest expense of $0.7 million. The following tables set forth information regarding the total amount of income from interest-earning assets and expense from interest-bearing liabilities and the resulting average yields and rates:

	For the Six Months Ended June 30, 2003
	Average Balance	Interest Income (Expense)	Annualized Yield/Rate
	(dollars in thousands)
Interest-Earning Assets:
Loan portfolios(1)	$6,208	$424	13.7%
Mortgage-backed securities available for sale	57,306	1,474	5.1%
Other investments	15,727	91	1.2%

Total interest-earning assets	$79,241	$1,989	5.0%

Interest-Bearing Liabilities:
Borrowings(2)	$33,817	$(418)	2.5%

Total interest-bearing liabilities	$33,817	$(418)	2.5%

Net interest income before provision for loan losses/spread(3)		$1,571	2.5%

Net interest margin(4)			4.0%

(1)
Includes loans to senior executives.

(2)
Excludes borrowings related to investments in real estate.

(3)
Net interest spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.

(4)
Net interest margin represents net interest income divided by average interest-earning assets.

	For the Six Months Ended June 30, 2002
	Average Balance	Interest Income (Expense)	Annualized Yield/Rate
	(dollars in thousands)
Interest-Earning Assets:
Loan portfolios(1)	$3,659	$241	13.2%
Mortgage-backed securities available for sale	55,812	3,044	10.9%
Other investments	11,614	90	1.5%

Total interest-earning assets	$71,085	$3,375	9.5%

Interest-Bearing Liabilities:
Borrowings(2)	$40,391	$(1,108)	5.5%

Total interest-bearing liabilities	$40,391	$(1,108)	5.5%

Net interest income before provision for loan losses/spread(3)		$2,267	4.0%

Net interest margin(4)			6.4%

(1)
Includes loans to senior executives.

(2)
Excludes borrowings related to investments in real estate.

(3)
Net interest spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.

(4)
Net interest margin represents net interest income divided by average interest-earning assets.

        REAL ESTATE OPERATIONS.    Our real estate operations represent activity from our investment in commercial property located in Oregon and California, as well as the operations of our leasehold interest in 104 freestanding retail buildings located throughout the United States. During the six months ended June 30, 2003, we realized a net income from real estate operations of $0.1 million, compared with a net loss from real estate operations of $0.1 million for the six months ended June 30, 2002.

        In October 2002, the Company assumed leasehold interests in 109 free-standing retail stores located throughout the United States. The leasehold interests on five retail stores were sold to the property owner for $0.1 million during the quarter ended June 30, 2003. The leased properties are sublet to a broad tenant mix including convenience stores, shoe stores, video rental outlets, auto parts dealers, carpet retailers and other small businesses. The leases cover approximately 474,296 square feet of retail space located in 24 states. The stores are free-standing, retail locations ranging from 4,500-7,000 square feet each. The initial term of the leasehold interests has an average expiration of approximately 6 years. However, the Company is entitled to exercise extension options which will allow the Company to control the properties for an additional 15 to 30 years. In approximately 70% of the leases, the rent during the extended term is less than currently being charged or is below the Company's estimate of the then current market rents.

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

        Of the leases, 46 were on terms and conditions that required capitalization of the obligation. As a result, the Company capitalized a $17.6 million investment in real estate as a result of the transaction, and recognized a capital lease obligation of $16.9 million. The remaining 58 leases are classified as operating leases. All of our subleases are accounted for as operating leases.

        OTHER OPERATING INCOME.    Our other operating income was approximately $13.1 million for the six months ended June 30, 2003. This compares to other operating income of $12.6 million for the six months ended June 30 2002. The primary components of our net other operating income include the following:

        Equity In Earnings Of Equity Investees.    We recognized our share of the earnings of equity investees in the amount of $0.9 million during the six months ended June 30, 2003. This compares to earnings of $2.1 million during the 2002 period. These earnings are primarily the result of the sale of property held by Bourne End.

        In February 2001, we completed the purchase of all of the outstanding capital stock of Bourne End through a 26% owned Jersey, Channel Islands company known as BEP Acquisitions ("BEP"). Bourne End is a specialist investor in retail property located in England and Scotland. BEP is highly leveraged and operating income from the properties is offset by interest expense and depreciation. We account for this investment using the equity method, thereby recording our share of income and expense generated by BEP.

        Gain On The Sale Of Loans And Securities.    During the six months ended June 30, 2003 and 2002, we sold loans and securities to unrelated third parties for approximately $12.0 million and $22.5 million, respectively, resulting in gains of approximately $9.4 million and $10.3 million, respectively.

        Loan Origination Income.    During the period of our ownership of 51% of the operations of George Elkins Mortgage Banking Company ("George Elkins"), the commercial mortgage broker generated $2.3 million and $0.5 million, respectively, in loan origination income which is included in our consolidated statements of operation for the six months ended June 30, 2003 and 2002. We acquired George Elkins in May 2002.

        OPERATING EXPENSES.    During the six months ended June 30, 2003, operating expenses were comprised of compensation and employee benefits of $5.8 million, professional fees of $1.1 million and other costs of $2.0 million. The compensation costs include $2.1 million in compensation paid to employees of George Elkins. A significant portion of the compensation paid to employees of George Elkins consisted of commissions relating to the organization of commercial real estate loans. During the six months ended June 30, 2002, operating expenses were comprised of compensation and employee benefits of $1.7 million, professional fees of $0.9 million and other costs of $1.1 million.

RESULTS OF OPERATIONS—QUARTER ENDED JUNE 30, 2003 COMPARED TO QUARTER ENDED JUNE 30, 2002

        NET INCOME.    Our net income for the quarter ended June 30, 2003 was $2.6 million, or $0.30 per share, compared with net income of $10.7 million, or $1.10 per share, for the quarter ended June 30, 2002. The net income for the 2003 period is attributable to net interest income of $0.8 million; gain on sale of loans and securities of $4.6 million, equity in earnings of equity investees of $1.9 million, and loan origination fees of $1.5 million, partially offset by other operating expenses of $5.2 million and $1.5 million in provision for income taxes. The net income for the 2002 period is attributable to net interest income of $1.2 million, gain on sale of loans and securities of $10.2 million, equity in earnings of BEP of $2.1 million, and other revenue of $0.6 million, partially offset by other operating expenses of $2.5 million and $0.8 million in provision for income taxes.

        NET INTEREST INCOME.    Our net interest income for the quarter ended June 30, 2003 was $0.8 million, compared with $1.2 million for the quarter ended June 30, 2002. The decrease is primarily attributable to the sale of high yielding subordinated mortgage-backed securities which were replaced with a lower yielding "AAA" rated FNMA certificate. This, together with paydowns of the related debt facilities, resulting in decreases in interest income on securities of $0.9 million, partially offset by a decrease in interest expense of $0.4 million. The following tables set forth information regarding the total amount of income from interest-earning assets and expense from interest-bearing liabilities and the resulting average yields and rates:

	For the Six Months Ended June 30, 2003
	Average Balance	Interest Income (Expense)	Annualized Yield/Rate
	(dollars in thousands)
Interest-Earning Assets:
Loan portfolios(1)	$6,989	$234	13.4%
Mortgage-backed securities available for sale	54,343	699	5.1%
Other investments	14,819	36	1.0%

Total interest-earning assets	$76,151	$969	5.1%

Interest-Bearing Liabilities:
Borrowings(2)	$32,603	$(210)	2.6%

Total interest-bearing liabilities	$32,603	$(210)	2.6%

Net interest income before provision for loan losses/spread(3)		$759	2.5%

Net interest margin(4)			4.0%

(1)
Includes loans to senior executives.

(2)
Excludes borrowings related to investments in real estate.

(3)
Net interest spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.

(4)
Net interest margin represents net interest income divided by average interest-earning assets.

	For the Quarter Ended June 30, 2002
	Average Balance	Interest Income (Expense)	Annualized Yield/Rate
	(dollars in thousands)
Interest-Earning Assets:
Loan portfolios(1)	$1,807	$109	24.1%
Mortgage-backed securities available for sale	53,123	1,596	12.0%
Other investments	17,058	60	1.4%

Total interest-earning assets	$71,988	$1,765	9.8%

Interest-Bearing Liabilities:
Borrowings(2)	$39,644	$(608)	6.1%

Total interest-bearing liabilities	$39,644	$(608)	6.1%

Net interest income before provision for loan losses/spread(3)		$1,157	3.7%

Net interest margin(4)			6.4%

(1)
Includes loans to senior executives. Interest income on loans includes $77,000 of purchase discount on charged-off loans collected in cash from borrowers.

(2)
Excludes borrowings related to investments in real estate.

(3)
Net interest spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.

(4)
Net interest margin represents net interest income divided by average interest-earning assets.

        REAL ESTATE OPERATIONS.    Our real estate operations represent activity from our investment in various office buildings, retail stores, and other commercial property located throughout the United States. During the quarter ended June 30, 2003, we realized net income of $0.2 million from real estate operations, compared with a loss of $0.1 million for the quarter ended June 30, 2002. The increase is primarily the result of a gain on the sale of real estate of $0.3 million during 2003.

        OTHER OPERATING INCOME.    Our other operating income was approximately $8.3 million for the three months ended June 30, 2003. This compares to other operating income of $12.9 million for the three months ended June 30 2002. The primary components of our net other operating income include the following:

        Equity in Earnings of Equity Investees.    We recognized our share of the earnings of equity investees in the amount of $1.9 million during the three months ended June 30, 2003. This compares to earnings of $2.1 million during the 2002 period. These earnings are primarily the result of the sale of property held by Bourne End.

        Gain on the Sale of Loans and Securities.    During the three months ended June 30, 2003 and 2002, we sold loans and securities to unrelated third parties for approximately $6.4 million and $19.9 million, respectively, resulting in gains of approximately $4.6 million and $10.2 million, respectively.

        Loan Origination Income.    During the period of our ownership of 51% of the operations of George Elkins Mortgage Banking Company ("George Elkins"), the commercial mortgage broker generated $1.5 million and $0.5 million, respectively, in loan origination income which is included in our consolidated statements of operation for the three months ended June 30, 2003 and 2002. We acquired George Elkins in May 2002.

        OPERATING EXPENSES.    During the three months ended June 30, 2003, operating expenses were comprised of compensation and employee benefits of $3.6 million, professional fees of $0.6 million and other costs of $1.0 million. The compensation costs include $0.9 million in compensation paid to employees of George Elkins. A significant portion of the compensation paid to employees of George Elkins consisted of commissions relating to the organization of commercial real estate loans. During the three months ended June 30, 2002, operating expenses were comprised of compensation and employee benefits of $1.1 million, professional fees of $0.7 million and other costs of $0.7 million.

CHANGES IN FINANCIAL CONDITION

        GENERAL.    Total assets decreased from approximately $110.6 million at December 31, 2002 to approximately $104.2 million at June 30, 2003. Total liabilities decreased from approximately $66.4 million at December 31, 2002 to approximately $56.5 million at June 30, 2003. Stockholders' equity increased by approximately $3.4 million resulting primarily from net income of $4.2 million, and increases in other comprehensive income of $0.6 million, the issuance of capital stock as a result of the exercise of stock options of $0.9 million, partially offset by dividend payments of $2.2 million.

        SECURITIES AVAILABLE FOR SALE.    The balance of mortgage-backed securities available for sale decreased from $59.3 million at December 31, 2002 to $50.1 million at June 30, 2003. The decrease was primarily the result of the sale of mortgage-backed securities with a carrying value of $12.0 million and cash repayments of securities of $7.3 million, partially offset by increases in market value of $10.0 million.

        We mark our securities portfolio to estimated fair value at the end of each month. We determine the fair value of the securities by utilizing market quotes, when available, or modeling the anticipated cash flows using certain estimates (e.g. prepayment speeds, default rates, severity of losses, and discount rate). As of each reporting period, we evaluate whether and to what extent any unrealized loss is to be recognized as other than temporary. At June 30, 2003, approximately $44.5 million of our mortgage-backed securities portfolio consisted of a "AAA" rated FNMA certificate for which market value quotes were obtained.

        We are a party to an employment agreement which entitles the Company's president, Robert G. Rosen, to a bonus payment equal to 10% of the cumulative net proceeds from the sale of certain of our mortgage-backed securities. All but approximately $5.5 million of the securities that were subject to the bonus formula had been sold as of June 30, 2003, and the bonuses relating to the sold securities have been accrued and paid. The amount of unrealized gain included in stockholders' equity in the accompanying statement of financial position has been reduced by the amount of the bonus that would have been payable to Mr. Rosen had the remaining $5.5 million securities been sold at their carrying value.

        At June 30, 2003, securities available for sale were as follows:

	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Total Mortgage-backed securities, pledged under repurchase agreements	$46,452	$2,882	$(21)	$49,313
Other Mortgage-backed securities	247	500	—	747

Total Mortgage-backed securities	$46,699	$3,382	$(21)	$50,060

(1)
The amortized cost of the securities reflects the market valuation losses and impairments discussed above and excludes accrued interest of $0.2 million.

        LOAN PORTFOLIO.    During the six months ended June 30, 2003, our loan portfolio increased by approximately $1.2 million. This was primarily the result of the acquisition of a new $1.4 million loan. Except for $0.4 million in distressed loans that were purchased at significant discounts, all of the loans in our portfolio were performing according to their terms as of June 30, 2003.

        INVESTMENTS IN REAL ESTATE.    Investments in real estate remained relatively unchanged during the six months ended June 30, 2003. The primary assets in the portfolio are comprised of capital leasehold interests in 46 free-standing retail stores located throughout the United States. The capital leases cover approximately 208,000 square feet of retail space. The stores are free-standing, retail locations ranging from 4,500-7,000 square feet each. Leaseholds are, in general, 25-30 six months, and cover a broad tenant mix including convenience stores, shoe stores, video stores, auto parts dealers, pawn shops, carpet retailers and other small businesses. As of June 30, 2003, we had capitalized a $17.3 million investment in real estate and recorded a capital lease obligation of $16.6 million. We also own non-capitalized, operating leases on an additional 58 retail stores covering 282,000 square feet. The operating leases have remaining initial terms averaging four six months, however, the terms of the leases may be extended at our election. The properties subject to these operating leases are also sublet to similar types of small businesses as described above. The $0.6 million purchase price for the non-capitalized operating leases is included in other assets in the accompanying statements of financial position. Of the 104 retail locations, 17 were vacant at June 30, 2003.

        LOANS TO SENIOR EXECUTIVES.    The Company has employment agreements with Mr. Wiederhorn and Mr. Rosen, which allowed these executives to borrow a specified maximum amount from us to purchase shares of Common Stock. We granted loans to Mr. Wiederhorn and Mr. Rosen prior to the passage of the Sarbanes-Oxley Act of 2002. These loans are full recourse, secured loans bearing interest at the prime rate. At June 30, 2003, in addition to the $2 million loan to Mr. Wiederhorn described below, we had outstanding loans to Mr. Wiederhorn, including accrued interest, of approximately $0.9 million. The loans to Mr. Rosen were paid off before the 2002 year end. The Company is not obligated to make additional advances on loans under the employment agreements. The loan to Mr. Wiederhorn is further described as follows:

        Andrew Wiederhorn.    On February 21, 2002, we loaned Mr. Wiederhorn $175,000 to finance the purchase of Common Stock. This loan is full recourse to Mr. Wiederhorn and is secured by all of Mr. Wiederhorn's rights under his employment agreement. We are entitled to net amounts payable under the employment agreement against any amounts payable by Mr. Wiederhorn upon any default or at maturity of the loan. At Mr. Wiederhorn's direction (in accordance with the terms of his employment agreement), on February 21, 2002, we loaned a limited partnership controlled by Mr. Wiederhorn's spouse (the "LP") $687,000 to finance the purchase of Common Stock. The loan is secured by the membership interests of two limited liability companies owned by the LP. The limited liability companies each own a parcel of real property in Oregon and have no liabilities. At the time of the loan, the real property had an appraised value of $725,000. The loan is also guaranteed by Mr. Wiederhorn. The Common Stock purchased with the proceeds of these loans does not serve as security for the loans. The loans are due on February 21, 2007, and bear interest at the prime rate, as published in the Wall Street Journal, which interest is added to the principal annually.

        Further information on these loans to executives is included in our 2002 annual report on Form 10-K and proxy statements for our 2003 and prior years Annual Meeting of Stockholders, and these executives' employment agreements have been previously filed with the SEC.

        Prior to the passage of the Sarbanes-Oxley Act of 2002, we loaned Mr. Wiederhorn $2.0 million. This loan is full recourse to Mr. Wiederhorn and his spouse and is secured by trust deeds on two residences located in Oregon. The loan is due on August 1, 2007 and bears interest at 8.5% per annum, payable monthly. The Board of Directors (with Mr. Wiederhorn abstaining) concluded that the terms of the loan were at least as favorable to the Company as would be available in an arms length, third party transaction and approved the loan on July 9, 2002.

        OTHER ASSETS.    At June 30, 2003, the Company's other assets consisted of the following:

Capitalized deferred compensation	$1,434,000
Deposits in escrow	256,000
Investment in operating leases	612,000
Prepaid expenses	750,000
Other	936,000

Total	$3,988,000

        The capitalized deferred compensation included in other assets relates to the acquisition of George Elkins. In conjunction with the acquisition, certain employees of George Elkins entered into long-term employment agreements. These employees received payments totaling $1.9 million which we capitalized as deferred compensation. The employees are obligated to perform under the employment agreements and must repay any unearned deferred compensation payments upon early termination. The deferred compensation is earned ratably over the terms of the employment agreements, and we are amortizing the $1.9 million investment over the remaining terms, which range from 23 to 47 months.

        BORROWINGS AND NOTES PAYABLE.    Borrowings and notes payable decreased by approximately $5.3 million during the six months ended June 30, 2003, primarily due to the payment of borrowings related to mortgage-backed securities, partially offset by the issuance of a note payable related to the purchase of common stock.

        OBLIGATION TO PURCHASE TREASURY STOCK.    During the six months ended June 30, 2003, we fulfilled our obligation to purchase treasury stock under an exercised put option. On February 7, 2003, we purchased 1,044,760 shares of the Company's common stock (the "Option Shares") under a put option agreement (the "Put Option") with a group of shareholders related to Lawrence A. Mendelsohn (the "Stockholders"). Prior to his resignation on August 30, 2002, Mr. Mendelsohn was the President and a member of the Board of Directors of the Company. Approximately $1.4 million of the total purchase price of $4.2 million was paid in cash to the Stockholders at closing. The remaining purchase price of approximately $2.8 million was paid with a promissory note which matures 11 months following the closing date and bears interest at 0% for the first 90 days and 12% per annum thereafter. The note may be prepaid by the Company at any time without penalty or premium and is carried in "Borrowings and notes payable" at June 30, 2003 on the accompanying statements of financial condition.

        DEFERRED INCOME TAXES.    Our deferred income taxes increased $1.9 million to $6.0 million at June 30, 2003. This was the result of an accrued provision for income taxes of $1.7 million and the establishment of a tax liability of $0.2 million relating to unrealized appreciation on our mortgage-backed securities portfolio. As of December 31, 2002, we had, for U.S. Federal tax purposes, a net operating loss carryforward ("NOL") of approximately $94 million which begins to expire in 2018. The NOL may significantly reduce or eliminate the future payment of the tax liability. However, U.S. tax regulations impose limitations on the use of loss carry forwards following certain changes in ownership. If such a change occurs, the limitation could significantly reduce the amount of benefits that would be available to offset future taxable income each year, starting with the year of ownership change.

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

        STOCKHOLDERS' EQUITY.    Stockholders' equity increased by approximately $3.4 million during the six months ended June 30, 2003 primarily due to our net income of $4.2 million, the issuance of new capital stock as a result of the exercise of stock options of $0.9 million, and increases in other comprehensive income of $0.6 million. These increases were partially offset by declared dividends of $2.2 million.

LIQUIDITY AND CAPITAL RESOURCES

        Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund investments, engage in loan acquisition and lending activities, meet collateral calls and for other general business purposes. The primary sources of funds for liquidity during the six months ended June 30, 2003 consisted of net cash provided by investing activities, including interest and principal payments related to our mortgage-backed securities portfolio and the sale of mortgage-backed securities.

        Our borrowings and the availability of further borrowings are substantially affected by, among other things, changes in interest rates, changes in market spreads whereby the market value of the collateral securing such borrowings may decline substantially, or decreases in credit quality of underlying assets. In the event of declines in market value or credit quality, we may be required to provide additional collateral for, or repay a portion of outstanding balances of, our short-term borrowing facilities. However, our borrowings against securities consist of non-recourse, short-term repurchase agreements held in wholly-owned subsidiaries. As a result, our potential risk from collateral calls is limited to the equity in the assets being financed, which at June 30, 2003 totaled $22.1 million. We consider the potential exposure to collateral calls to be significantly less than the $22.1 million equity since $20.6 million relates to our equity in a "AAA" rated FNMA security. As of June 30, 2003, we had no outstanding collateral calls. For additional information with respect to our monthly mark-to-market of our securities available for sale portfolio, see "CHANGES IN FINANCIAL CONDITION—SECURITIES AVAILABLE FOR SALE."

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

        At June 30, 2003, we had total consolidated secured indebtedness of $46.7 million, as well as $9.8 million of other liabilities. The consolidated secured indebtedness consisted of (i) $27.2 million of repurchase agreements secured by $49.3 million of mortgage-backed securities, (ii) $16.6 million outstanding of obligations under capital leases maturing between 2010 and 2040 which are secured by real estate, and (iii) notes payable in connection with the acquisition of treasury stock (including accrual interest of $0.1 million) of $2.9 million.    Approximately $27.2 million of this indebtedness had terms which allowed the lender to request additional collateral if the value of the underlying collateral declined. However, due to the non-recourse nature of this debt, our exposure to collateral calls is limited to the equity in the assets being financed.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices, and equity prices. We have some exposure to foreign currency fluctuations (approximately 14% of the Company's equity is invested in assets located in the United Kingdom at June 30, 2003), which we have mitigated through the purchase of two Great Britain pound ("GBP") put options. The contracts entitle us to sell a total of GBP 8.5 million for U.S. dollars ("USD") at an exchange rate of 1.46 USD per one GBP. The options expire during 2003. Due to their limited remaining terms, the estimated fair value of these currency hedging contracts was approximately zero at June 30, 2003.

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

        The following table quantifies the potential changes in net interest income and net portfolio value as of June 30, 2003 should interest rates go up or down (shocked) by 100 or 200 basis points, assuming the yield curves of the rate shocks will be parallel to each other and instantaneous. Net portfolio value is calculated as the sum of the value of off-balance sheet instruments and the present value of cash in-flows generated from interest-earning assets net of cash out-flows in respect of interest-bearing liabilities. The cash flows associated with the loan portfolios and securities available for sale are calculated based on prepayment and default rates that vary by asset but not by changes in interest rates. Projected losses, as well as prepayments, are generated based upon the actual experience with the subject pool, as well as similar, more seasoned pools. To the extent available, loan characteristics such as loan-to-value ratio, interest rate, credit history and product types are used to produce the projected loss and prepayment assumptions that are included in the cash flow projections of the securities. The following table applies the U.S. Treasury yield curve generally for assets and LIBOR for repurchase agreement liabilities and assume a uniform change in both rates. The table assumes that changes in interest rates occur instantaneously. The table also reflects that we have a significant exposure to LIBOR rates since our short-term repurchase agreement borrowings are generally based on LIBOR rates. Actual results could differ significantly from those estimated in the table.

Projected Percent Change In
Change in Interest Rates(1)	Net Interest Income	Net Portfolio Value	Change in Annual Net Interest Income	Change in Net Portfolio Value
-200 Basis Points	6.0%	12.8%	$143,000	$6,081,000
-100 Basis Points	4.8%	5.6%	$1,115,000	$2,680,000
0 Basis Points	0.0%	0.0%	$—	$—
100 Basis Points	-3.1%	-4.4%	$(76,000)	$(2,904,000)
200 Basis Points	-6.3%	-8.3%	$(152,000)	$(3,957,000)

(1)
Assumes that uniform changes occur instantaneously in both the yield on 10-year U.S. Treasury notes and the interest rate applicable to U.S. dollar deposits in the London interbank market.

        The following table sets forth information as to the type of funding used to finance the Company's assets as of June 30, 2003. As indicated in the table, a large percentage of the Company's fixed-rate assets are financed by floating-rate liabilities and the Company's variable-rate assets are generally funded by variable-rate liabilities which use the same index.

Assets and Liabilities
As of June 30, 2003
(dollars in thousands)

	Basis Amount	Coupon Type	Liability	Type
Interest-Bearing Assets
Fixed-rate asset, financed floating	$4,804	Fixed	$3,399	LIBOR
Fixed-rate assets, no financing	4,571	Fixed	—	None
Variable-rate, financed variable	44,509	1 TCM(1)	23,859	LIBOR
Variable-rate assets, no financing	2,591	Prime	—	None
Cash and cash equivalents	15,727	N/A	—	None

Subtotal	72,202		27,258

Other Assets
Investments in real estate	21,289	N/A	16,554	Fixed
Investment in BEP	6,696	N/A	—	None
Other	3,988	N/A	—	None

Subtotal	31,973		16,554

Liability Only
Note payable to acquire treasury stock	—		2,881	Fixed
Income taxes payable	—		5,998	None
Accounts payable and accrued liabilities	—		3,830	None

Total	$104,175		$56,521

(1)
1 TCM means the one year Treasury Constant Maturity Index.

        Asset and liability management involves managing the timing and magnitude of the repricing of assets and liabilities. It is our objective to attempt to control risks associated with interest rate movements. Asset and liability management can utilize a wide variety of off-balance sheet financial techniques to assist it in the management of interest rate risk. For example, in hedging the interest rate and exchange rate exposure of a foreign currency denominated asset or liability, we may enter into hedge transactions to counter movements in the different currencies as well as interest rates in those currencies. These hedges may be in the form of currency and interest rate swaps, options, and forwards, or combinations thereof. No such interest rate techniques were in use as of June 30, 2003.

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

        The following table sets forth the estimated contractual maturity or repricing of our interest-earning assets and interest-bearing liabilities at June 30, 2003.

As of June 30, 2003
(dollars in thousands)

	Within 3 Months	4 to 12 Months		One Year to 3 Years		More than 3 Years		TOTAL
Interest-sensitive assets(1):
Cash and cash equivalents	$15,727	$		$		$		$15,727
Securities available for sale	—		—		44,509		5,551	50,060
Loans	1,650		1,445		—		379	3,474
Loans to senior executives	—		941		—		2,000	2,941

Total rate-sensitive assets	$17,377		$2,386		$44,509		$7,930	$72,202

Interest-sensitive liabilities:
Borrowings and notes payable	$27,258		2,881		—		—	$30,139
Obligations under capital leases	—		—		—		16,554	16,554

Total rate-sensitive liabilities	$27,258		$2,881	$			$16,554	$46,693

Interest rate sensitivity gap	$(9,881)		$(495)		$44,509		$(8,624)
Cumulative interest rate sensitivity gap	$(9,881)		$(10,376)		$34,133		$25,509
Cumulative interest rate sensitivity gap as a percentage of total rate-sensitive assets	-14%		-14%		47%		35%

(1)
Real estate property holdings are not considered interest rate sensitive.

ITEM 4.    CONTROLS AND PROCEDURES

        (a) Evaluation of disclosure controls and procedures.    Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report, have concluded that our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

        (b) Changes in internal controls.    There were no significant changes in our internal controls over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings.

        During 2001, the Company's Chief Executive Officer, Andrew Wiederhorn, and former president, Lawrence Mendelsohn, received letters from the United States Attorney's office in Portland, Oregon advising them that they were targets of a grand jury investigation into the failure of Capital Consultants, L.L.C. ("CCL"). CCL was a lender to a former affiliate of the Company. The investigation is ongoing and it is not possible at this stage to predict its outcome. Messrs. Wiederhorn and Mendelsohn, pursuant to the terms of their respective employment agreements, may be entitled to indemnity from the Company for litigation expenses and personal losses in connection with these investigations and any related litigation. Messrs. Wiederhorn and Mendelsohn have notified the Company that they are reserving their rights to seek indemnity from the Company, however, they may be entitled to primary indemnification from other sources. At this time, it is not possible to determine the extent of liability, if any, the Company may face with regard to these potential indemnity claims. The Company has not received, nor agreed to, any indemnity requests.

Item 2.    Changes in Securities and Use of Proceeds.

        Not applicable.

Item 3.    Defaults Upon Senior Securities.

        Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders.

        On May 28, 2003, at the annual stockholders' meeting, the Company's stockholders elected seven persons to the Board of Directors and ratified the selection of Ernst & Young LLP as the Company's auditors for the year ending December 31, 2003.

        In connection with the election of directors, the shares of common stock present in person or by proxy were voted as follows:

	For	Withheld
Andrew A. Wiederhorn	8,169,497	18,313
Robert G. Rosen	8,169,497	18,241
Don H. Coleman	8,170,369	17,441
Christopher DeWolfe	8,170,469	17,341
David Dale-Johnson	8,170,369	17,441
K. Kenneth Kotler	8,167,969	19,841
M. Ray Mathis	8,170,369	17,441

        In connection with the proposal to approve the ratification of the selection of Ernst & Young LLP, independent certified public accountants, as the Company's auditors for the year ending December 31, 2003, 8,156,872 shares were voted in favor of the proposal, 28,293 shares were voted against the proposal and there were 2,645 abstentions.

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

Stock Purchase Loans to Officers

        The Company has employment agreements with Mr. Wiederhorn and Mr. Rosen, which allowed these executives to borrow a specified maximum amount from us to purchase shares of Common Stock. We granted loans to Mr. Wiederhorn and Mr. Rosen prior to the passage of the Sarbanes-Oxley Act of 2002. These loans are full recourse, secured loans bearing interest at the prime rate. At June 30, 2003, in addition to the $2.0 million loan to Mr. Wiederhorn described in "Loan to Executive Officer" below, we had outstanding loans to Mr. Wiederhorn, including accrued interest, of approximately $0.9 million.    The loans to Mr. Rosen were paid off before the 2002 year end. The Company is not obligated to make additional advances on loans under the employment agreements. The loan to Mr. Wiederhorn is further described as follows:

        Andrew Wiederhorn.    On February 21, 2002, we loaned Mr. Wiederhorn $175,000 to finance the purchase of Common Stock. This loan is full recourse to Mr. Wiederhorn and is secured by all of Mr. Wiederhorn's rights under his employment agreement. We are entitled to net amounts payable under the employment agreement against any amounts payable by Mr. Wiederhorn upon any default or at maturity of the loan. At Mr. Wiederhorn's direction (in accordance with the terms of his employment agreement), on February 21, 2002, we loaned a limited partnership controlled by Mr. Wiederhorn's spouse (the "LP") $687,000 to finance the purchase of Common Stock. The loan is secured by the membership interests of two limited liability companies owned by the LP. The limited liability companies each own a parcel of real property in Oregon and have no liabilities. At the time of the loan, the real property had an appraised value of $725,000. The loan is also guaranteed by Mr. Wiederhorn. The Common Stock purchased with the proceeds of these loans does not serve as security for the loans. The loans are due on February 21, 2007, and bear interest at the prime rate, as published in the Wall Street Journal, which interest is added to the principal annually.

        Further information on these loans to executives is included in our 2002 annual report on Form 10-K and proxy statements for our 2003 and prior years Annual Meeting of Stockholders, and these executives' employment agreements have been previously filed with the SEC.

Loan to Executive Officer

        Prior to the passage of the Sarbanes-Oxley Act of 2002, we loaned Mr. Wiederhorn $2.0 million. This loan is full recourse to Mr. Wiederhorn and his spouse and is secured by trust deeds on two residences located in Oregon. The loan is due on August 1, 2007 and bears interest at 8.5% per annum, payable monthly. The Board of Directors (with Mr. Wiederhorn abstaining) concluded that the terms of the loan were at least as favorable to the Company as would be available in an arms length, third party transaction and approved the loan on July 9, 2002.

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

        Andrew Wiederhorn, David Dale-Johnson and Don H. Coleman are the trustees for the trust. Pursuant to the terms of the trust, the trustees will, from time to time, allocate the shares to our directors and employees. A beneficiary shall not have any rights with respect to any shares allocated unless and until the beneficiary completes five years of continuous service with the Company, commencing with the date the beneficiary is first allocated such shares. Upon the beneficiary's completion of the vesting period, the trustees shall promptly distribute the shares allocated to the beneficiary; provided, however, that the trustees may, in lieu of distributing the shares, make a cash payment to the beneficiary equal to the fair market value of the shares allocated as of the date immediately prior to the date of distribution or distribute any combination of cash or shares, as determined by the trustees, in their sole discretion.

        As of June 30, 2003, the trustees had allocated 285,500 shares to our employees and directors.

Business Use of Private Aircraft

        During the six months ended June 30, 2003, we paid $270,000 to Peninsula Capital Partners LLC ("Peninsula Capital"), an entity owned by Mr. Wiederhorn, for the Company's business use of certain private aircraft. The Board of Directors is aware of the relationship and approved the fees for the use of the aircraft. The fee paid is a reimbursement of costs to Peninsula Capital for the Company's use of the aircraft and is included in other expense on the accompanying statements of operations.

Item 6.    Exhibits and Reports on Form 8-K.

  (a)
  Reports on Form 8-K:

      A Form 8-K was filed with the Securities and Exchange Commission by the Company on May 20, 2003, updating the status of its loans to Strouds Acquisition Corporation.

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

        Date: August 4, 2003

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

10.2
Stock Option Agreement, by and among individuals listed on Schedule 4 thereto, Aggmore Limited Partnership acting through its General Partner, Anglo Irish Equity Limited and the Registrant, dated November 19, 2001, incorporated by reference to Exhibit 2.3 to the Form 8-K dated November 19, 2001, as previously filed with the SEC on December 4, 2001.
10.3
Employment Agreement dated September 4, 1999, and amended and restated December 31, 2001 between the Registrant and Fog Cap L.P. and Andrew A. Wiederhorn, incorporated by reference to Exhibit 10.10 to the Form 10-K for the year ended December 31, 2001, as previously filed with the SEC on March 22, 2002.
10.4
Amended Employment Agreement dated October 9, 1999, and amended and restated December 31, 2001, between the Registrant and Fog Cap L.P. and Robert G. Rosen, incorporated by reference to Exhibit 10.12 to the Form 10-K for the year ended December 31, 2001, as previously filed with the SEC on March 22, 2002.
11.1	Computation of Per Share Earnings.
31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

QuickLinks

APPLICABLE ONLY TO CORPORATE ISSUERS
FOG CUTTER CAPITAL GROUP INC. FORM 10-Q I N D E X
FOG CUTTER CAPITAL GROUP INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited) (dollars in thousands)
FOG CUTTER CAPITAL GROUP INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (dollars in thousands)
FOG CUTTER CAPITAL GROUP INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  PART II—OTHER INFORMATION
  Item 1. Legal Proceedings.
  Item 2. Changes in Securities and Use of Proceeds.
  Item 3. Defaults Upon Senior Securities.
  Item 4. Submission of Matters to a Vote of Security Holders.
  Item 5. Other Information.
  Item 6. Exhibits and Reports on Form 8-K.
SIGNATURES
Exhibit Index