Form 10-Q
period 2003-09-30
FOG CUTTER CAPITAL GROUP INC
filed 2003-11-13
CIK 1048566

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒.

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2003
Common Stock, par value $0.0001 per share	8,670,700 shares

FOG CUTTER CAPITAL GROUP INC.

FORM 10-Q

I N D E X

The accompanying notes are an integral part of these consolidated financial statements.

PART I — FINANCIAL INFORMATION

ITEM 1.  INTERIM FINANCIAL STATEMENTS

FOG CUTTER CAPITAL GROUP INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(dollars in thousands, except share data)

	September 30 2003	December 31 2002
	(Unaudited)
Assets
Cash and cash equivalents	$15,132	$14,505
Securities available for sale, pledged under repurchase agreements, at estimated fair value	41,659	56,524
Securities available for sale, at estimated fair value	747	2,794
Loans	4,031	2,245
Investments in real estate, net	22,231	21,498
Loans to senior executives	2,952	2,918
Investment in Bourne End	4,375	5,579
Restaurant property, plant and equipment, net	5,684	—
Intangible assets, net	5,704	—
Goodwill	7,420	—
Other assets	4,871	4,523
Total assets	$114,806	$110,586

Liabilities and Stockholders’ Equity
Liabilities:
Borrowings and notes payable	$38,224	$35,478
Obligations under capital leases	13,949	16,847
Dividend payable	76	1,253
Obligation to repurchase stock	—	4,201
Deferred income	3,030	—
Deferred income taxes	6,418	4,134
Accrued expenses and other liabilities	6,364	4,466
Total liabilities	68,061	66,379

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $.0001 par value; 25,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.0001 par value; 200,000,000 shares authorized; 11,716,600 shares issued as of September 30, 2003 and 11,518,600 shares issued as of December 31, 2002; 8,670,700 shares outstanding as of September 30, 2003 and 9,517,460 shares outstanding as of December 31, 2002	168,018	167,027
Common stock, subject to put options; none as of September 30, 2003; 1,044,760 common shares as of December 31, 2002	—	(3,131)
Accumulated deficit	(115,061)	(116,503)
Accumulated other comprehensive income	1,805	1,700
Treasury stock; 3,045,900 common shares as of September 30, 2003, and 2,001,140 common shares as of December 31, 2002, at cost	(8,017)	(4,886)
Total stockholders’ equity	46,745	44,207
Total liabilities and stockholders’ equity	$114,806	$110,586

The accompanying notes are an integral part of these consolidated financial statements.

FOG CUTTER CAPITAL GROUP INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(dollars in thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Net interest income:
Loans	$588	$67	$1,012	$259
Securities	509	1,445	1,983	4,489
Other investments	36	156	127	295
Total interest income	1,133	1,668	3,122	5,043
Interest expense	160	578	578	1,686
Net interest income	973	1,090	2,544	3,357

Real estate operations:
Operating income	1,034	—	2,965	—
Operating expense	(498)	(9)	(1,564)	(39)
Gain on sale of real estate	—	—	279	—
Interest expense	(320)	(27)	(1,040)	(83)
Depreciation	(155)	(17)	(461)	(50)
Total real estate operations	61	(53)	179	(172)

Restaurant operations:
Operating revenue	2,472	—	2,472	—
Cost of goods sold	(1,515)	—	(1,515)	—
Franchise and advertising fees	152	—	152	—
General and administrative costs	(901)	—	(901)	—
Interest expense	(112)	—	(112)	—
Depreciation and amortization	(141)	—	(141)	—
Total restaurant operations	(45)	—	(45)	—

Other operating income:
Equity in (loss) earnings of equity investees	500	(352)	1,370	1,697
Gain on sale of loans and securities	1,289	3,526	10,672	13,827
Loan brokerage fees	1,244	793	3,497	1,299
Gain on foreign currency	491	6	728	20
Other revenue (loss)	234	(502)	590	(768)
Total other operating income	3,758	3,471	16,857	16,075

Operating expenses:
Compensation and employee benefits	2,283	1,514	8,101	3,254
Professional fees	444	476	1,539	1,421
Other	916	868	2,835	1,978
Total operating expenses	3,643	2,858	12,475	6,653

Net income before provision for income taxes	1,104	1,650	7,060	12,607
Provision for income taxes	550	—	2,260	800
Net income	$554	$1,650	$4,800	$11,807

The accompanying notes are an integral part of these consolidated financial statements.

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
Basic net income per share	$0.06	$0.17	$0.56	$1.18

Basic weighted average shares outstanding	8,670,575	9,764,373	8,585,550	9,997,472

Diluted net income per share	$0.06	$0.17	$0.50	$1.17

Diluted weighted average shares outstanding	9,746,241	9,907,564	9,661,216	10,121,512

Dividends declared per share	$0.13	$0.13	$0.39	$0.39

The accompanying notes are an integral part of these consolidated financial statements.

FOG CUTTER CAPITAL GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(dollars in thousands)

	Common Stock		Treasury Stock		Common Stock Subject to Options	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares (1)	Amount	Shares	Amount
Balance at January 1, 2003	9,517,460	$167,027	2,001,140	$(4,886)	$(3,131)	$(116,503)	$1,700	$44,207

Comprehensive income:

Net income	—	—	—	—	—	4,800	—	4,800

Other comprehensive income:

Foreign currency translation	—	—	—	—	—	—	88	88

Unrealized holding gains on securities available for sale	—	—	—	—	—	—	11,402	11,402

Reclassification adjustment for gains on securities and foreign currency translation included in net income	—	—	—	—	—	—	(11,385)	(11,385)

Total comprehensive income	—	—	—	—	—	—	—	4,905

Purchase of treasury stock	(1,044,760)	—	1,044,760	(3,131)	3,131	—	—	—

Common stock issued pursuant to exercise of stock options	198,000	991	—	—	—	—	—	991

Dividends declared	—	—	—	—	—	(3,358)	—	(3,358)

Balance at September 30, 2003	8,670,700	$168,018	3,045,900	$(8,017)	—	$(115,061)	$1,805	$46,745

(1)          Issued and outstanding

The accompanying notes are an integral part of these consolidated financial statements.

FOG CUTTER CAPITAL GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

 (dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$554	$1,650	$4,800	$11,807
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	241	64	613	203
Gain on foreign currency translation	(491)	(6)	(728)	(20)
Gain on sale of securities available for sale	(1,283)	(3,357)	(10,658)	(14,061)
Gain on sale of loans	(7)	(169)	(15)	234
Purchase of loans and discounted loans	—	(2,102)	(1,486)	(2,128)
Principal repayments on loans and discounted loans	289	38	782	2,789
Equity in (income) loss of equity investees	(500)	352	(1,370)	(1,697)
Other	32	380	(253)	712
Change in:
Deferred income	980	—	980	—
Accrued interest receivable	(19)	14	57	(123)
Other assets	(324)	179	334	214
Accounts payable and accrued liabilities	(266)	(2,272)	946	(2,355)
Net cash used in operating activities	(794)	(5,229)	(5,998)	(4,425)
CASH FLOWS FROM INVESTING ACTIVITIES:
Repayments of securities available for sale	7,178	1,512	14,486	4,362
Purchase of securities available for sale	—	—	—	(8,250)
Proceeds from sale of securities available for sale	1,844	2,604	13,835	25,139
Loans to senior executives	—	(2,000)	—	(2,750)
Investment in real estate	(1,987)	—	(1,987)	—
Payments made in connection with acquisition of subsidiary, net of cash acquired	(4,965)	—	(4,965)	(1,850)
Investment in and loans to equity investees	—	—	(3,000)	—
Proceeds from investments in and loans to equity investees	3,042	—	5,942	1,381
Transfer from restricted cash deposit	—	2,579	—	—
Other	54	18	(194)	28
Net cash provided by investing activities	5,166	4,713	24,117	18,060
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	—	—	—	10,508
Repayments on borrowings	(953)	(1,412)	(9,173)	(8,968)
Repayment of obligations under capital leases	(2,891)	—	(3,184)	—
Payment of obligation to purchase treasury stock	—	—	(1,399)	—
Purchase of treasury stock	—	(432)	—	(432)
Proceeds from issuance of common stock	2	—	877	—
Dividend payments on common stock	(1,127)	(1,275)	(4,610)	(3,823)
Other	—	—	—	31
Net cash used in financing activities	(4,969)	(3,119)	(17,489)	(2,684)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	2	27	(3)	29
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(595)	(3,608)	627	10,980
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	15,727	21,341	14,505	6,753
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$15,132	$17,733	$15,132	$17,733
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION AND NON-CASH TRANSACTIONS:
Cash paid for interest	$523	$594	$1,722	$1,768
Notes payable issued to settle obligation to purchase treasury stock	$331	$—	$3,131	$—
Sale of loan in exchange for treasury stock	$—	$—	$—	$1,833
Non-cash assets acquired	$19,502	$—	$19,502	$—
Non-cash liabilities assumed	$14,537	$—	$14,537	$—

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1 - BASIS OF PRESENTATION

The accompanying interim consolidated financial statements of Fog Cutter Capital Group Inc. and Subsidiaries (“FCCG” or the “Company”) are unaudited and have been prepared in conformity with the requirements of Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), particularly Rule 10-01 thereof, which governs the presentation of interim financial statements.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  The accompanying interim consolidated financial statements should be read in conjunction with the Company’s 2002 Annual Report on Form 10-K/A.  A summary of the Company’s significant accounting policies is set forth in Note 2 to the consolidated financial statements in the 2002 Annual Report on Form 10-K/A.

In the Company’s opinion, all adjustments, comprised of normal recurring accruals necessary for the fair presentation of the interim financial statements, have been included in the accompanying consolidated financial statements.  Operating results for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Certain items in the previously reported consolidated financial statements were reclassified to conform to the September 30, 2003 presentation, none of which affected previously reported results of operations.

At September 30, 2003, certain Company officers and directors controlled, directly or indirectly, the significant voting majority of the Company.

NOTE 2 - SIGNIFICANT TRANSACTIONS

Acquisition of Fatburger Holdings, Inc.

On August 15, 2003, the Company completed a $5.4 million interim investment and financing package (the “Interim Agreement”) for Fatburger Holdings, Inc. (“Fatburger”).  Fatburger operates or franchises 51 hamburger restaurants located in California, Nevada, Arizona and Washington.  Franchisees currently own and operate about half of the Fatburger locations.

Under the Interim Agreement, the Company acquired approximately 98% of the voting control of Fatburger from existing shareholders.  The parties agreed to document and consummate a final investment and financing package in accordance with specific terms outlined in the Interim Agreement, in which the Company would exchange its current stock ownership in Fatburger for newly issued preferred shares, with initial voting control of approximately 88% of Fatburger.  As of November 12, 2003, the parties are continuing to document the final agreements.  The Company expects that the final agreements will be completed during the fourth quarter of 2003.  Under the terms of the Interim Agreement, the financial effect of the final agreement will be retroactive to August 15, 2003.  The difference in financial results that would have been reflected on the accompanying interim financial statements between the Interim Agreement and the final agreement was immaterial at September 30, 2003.

Under the terms of the final agreement, the Company’s investment and financing package for Fatburger consists of the purchase of convertible preferred stock and redeemable preferred stock.  The acquisition price for the two classes of preferred stock was $5.4 million.  Based upon the relative fair value of the stock, the Company allocated $1.2 million of the purchase price to the convertible preferred (“Series A-1 Preferred”) and $4.2 million to the redeemable preferred (“Series D Preferred”).  The Series D Preferred has a liquidation preference of $6.0 million.  It accrues a preferred dividend equal to 20% per annum of the liquidation preference.  The Series D Preferred may be redeemed by Fatburger at any time for $6.0 million, but is required to be redeemed by May 15, 2004.  The due date for the mandatory redemption of the Series D Preferred may be extended for nine additional months if Fatburger has redeemed at least $2.25 million by May 15, 2004 and has paid all accrued dividends, including a special 10% extension dividend (not to exceed $225,000) on the portion of the Series D Preferred being extended.  The Series D Preferred initially has voting rights equal to approximately 68% of the voting control of Fatburger.  In the event Fatburger defaults on the Series D Preferred, the Company will be issued additional stock to bring the Company’s total ownership and control of Fatburger to 90%.

The Series A-1 Preferred is convertible at the option of the Company into a 20% ownership interest of the common stock of Fatburger on a fully diluted basis.  If Fatburger extends the mandatory redemption period of the Series D Preferred, the conversion feature of the Series A-1 Preferred increases to an undiluted 35% ownership interest in the common stock of Fatburger.  The Series A-1 Preferred initially has voting rights equal to 20% of the voting control of Fatburger.

The primary reason for the acquisition was to finance a management led buy-out of Fatburger’s majority shareholders.  Fog Cutter expects to earn preferred dividends on its investment in the Series D Preferred and convert its Series A-1 Preferred into common stock in order to participate in potential future increases in the value of Fatburger. The Company owns the entire class of the Series A-1 Preferred and the Series D Preferred.  The Company’s ability to transfer the Series A-1 Preferred and the Series D Preferred is subject to certain right of first offer and right of first refusal restrictions.  The shares are also entitled to certain co-sale rights.  As a result of its voting control, the Company began reporting the operations of Fatburger on a consolidated basis beginning August 15, 2003.

The following supplemental pro forma information discloses the results of operations for the three months ended September 30, 2003 and 2002, and for the nine months ended September 30, 2003 and 2002 as though the acquisition had been completed as of the beginning of the period being reported.  The supplemental pro forma information is presented in accordance with generally accepted accounting principles, but should be read in conjunction with the accompanying interim financial statements.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002
	(dollars in thousands)

Net interest income	$973	$1,090	$2,544	$3,357
Real estate operating income (loss)	61	(53)	179	(172)
Restaurant operating income (loss)	(267)	(207)	(986)	(704)
Other operating income	3,758	3,471	16,857	16,075
Operating expenses	(3,643)	(2,858)	(12,475)	(6,653)
Net income before provision for taxes	882	1,443	6,119	11,903
Provision for income taxes	(786)	(24)	(2,536)	(1,107)
Net income	$96	$1,419	$3,583	$10,796
Basic net income per share	$0.01	$0.15	$0.42	$1.08

The purchase price was allocated to the portion of Fatburger’s tangible and identifiable intangible assets acquired and liabilities assumed by the Company based on their estimated fair values at the acquisition date. The allocation of the purchase price was based, in part, on third-party valuations of the fair values of identifiable intangible assets and restaurant property, plant, and equipment. The excess of the purchase price over the fair values of the portion of assets and liabilities acquired amounted to $7.4 million and was allocated to goodwill.  The carryover basis of minority interest in the transaction was not material.

The following table summarizes the allocated basis of the assets acquired and liabilities assumed as of the acquisition date (in thousands):

Current assets (primarily cash and accounts receivable)	$770
Restaurant property, plant and equipment	5,773
Goodwill	7,420
Identifiable intangible assets (primarily trademarks and franchise agreements)	5,725
Other assets	249
Current liabilities	(3,110)
Deferred income	(2,550)
Long-term debt	(8,591)
Other liabilities	(286)
Net assets	$5,400

The accompanying consolidated statements of financial condition include borrowings and notes payable of $9.0 million as of September 30, 2003 as a result of the consolidation of Fatburger.  Of this amount, approximately $7.2 million is secured by substantially all of the assets of Fatburger, bears interest at fixed rates ranging from 8.0% to 9.5% and requires monthly payments of principal and interest, primarily through 2008.  The debt requires adherence to financial covenants and conditions.  Fatburger had been in violation of certain of the covenants, but received a waiver from the lender as of June 30, 2003.

As of September 30, 2003, borrowings and notes payable also include mandatory redeemable preferred stock (the “Series B Preferred”) with a carrying value of $0.8 million which was issued by Fatburger to a third party on August 15, 2003.  The Series B Preferred is redeemable by Fatburger for $1.5 million at any time, but must be redeemed by August 15, 2009.  Under certain circumstances, the Series B Preferred shareholders may convert their shares into the common stock of Fatburger in an amount equal to the redemption price based upon the fair value of the common stock at the time of conversion.  The Series B Preferred is entitled to dividends from Fatburger equal to 2.5% per annum of the redemption price.  The Series B Preferred does not have voting rights.

Also included in borrowings and notes payable as of September 30, 2003, are notes payable issued by Fatburger to third parties on August 15, 2003 in the amount of $1.0 million.

                As a result of the acquisition of Fatburger, the Company adopted the following critical accounting policies:

Fatburger Restaurant and Franchise Revenue

        Revenue from the operation of Fatburger company-owned restaurants is recognized when sales occur.

        Franchise fee revenue from the sale of individual Fatburger franchises is recognized only when all material services or conditions relating to the sales have been substantially performed or satisfied.  The completion of training and the opening of a location by the franchisee constitute substantial performance on the part of Fatburger.  Nonrefundable deposits collected in relation to the sale of franchises are recorded as deferred franchise fees until the completion of training and the opening of the restaurant, at which time the franchise fee revenue is recognized.

        In addition to franchise fee revenue, Fatburger collects a royalty ranging from 5% to 6% of gross sales and an advertising fee equal to 2% of gross sales from restaurants operated by franchisees.  Fatburger recognizes royalty and advertising fees as the related sales are made by the franchisees.  Costs relating to continuing franchise support are expensed as incurred.  Fatburger expenses advertising costs upon the inception of the advertising campaign.

Goodwill and Other Intangible Assets

                Goodwill represents the excess of the purchase price and other acquisition related costs over the estimated fair value of the net tangible and intangible assets acquired.  The Company does not amortize goodwill.  Intangible assets are stated at cost and include trademarks, operating manuals, franchise agreements and leasehold interests.  Trademarks, which have indefinite lives, are not subject to amortization.  All other intangible assets are amortized over their estimated useful lives, which range from five to fifteen years.

The Company assesses potential impairments to intangible assets at least annually, or when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Judgments regarding the existence of impairment indicators and future cash flows related to intangible assets are based on operational performance of the acquired businesses, market conditions and other factors.  Any resulting impairment loss could have an adverse impact on the results of operations.

Treasury Stock

On February 7, 2003, the Company purchased 1,044,760 shares of the Company’s common stock (the “Option Shares”) under a put option agreement (the “Put Option”) with a group of shareholders related to Lawrence A. Mendelsohn (the “Stockholders”).  Prior to his resignation on August 30, 2002, Mr. Mendelsohn was the President and a member of the Board of Directors of the Company.

Under the Put Option, the Stockholders had the right to require the Company to purchase the Option Shares at a price per share equal to eighty percent (80%) of the book value per share of the Company as of the end of the most recent calendar month preceding the delivery of the exercise notice.

The Stockholders exercised their right to require the purchase of the Option Shares on December 24, 2002.  The option price was determined to be $4.02 per share and the closing date was February 7, 2003.  Approximately $1.4 million of the total purchase price of $4.2 million for the shares was paid in cash to the Stockholders at closing.  The remaining purchase price of approximately $2.8 million was paid with a promissory note which matures 11 months following the closing date and bears interest at 0% for the first 90 days and 12% per annum thereafter.  The note was prepaid by the Company on November 3, 2003, without penalty or premium.

The acquisition of the Option Shares resulted in the Company recording $3.1 million in treasury stock as of March 31, 2003 and reducing the number of outstanding shares by 1,044,760.  The effect of this transaction had been fully reflected in the stockholders’ equity of the Company as of December 31, 2002.  The Company also recorded notes payable of $2.8 million.  Performance under the notes payable was secured by the pledge of 696,500 shares of the Company’s treasury stock.  The note payable was prepaid in full on November 3, 2003.

Dividends

The Company has declared and paid a $0.13 per share dividend for each of the three quarters of 2003.  The first quarter dividend was paid on March 7, 2003, to stockholders of record on February 28, 2003.  The second quarter dividend was paid on June 3, 2003, to stockholders of record on May 20, 2003.  The third quarter dividend was paid on September 2, 2003 to stockholders of record on August 21, 2003.

Strouds Acquisition Corporation

In March 2003, the Company structured a financing package to help stabilize Strouds Acquisition Corporation, a distressed specialty linen retailer. The financing package allowed Strouds critical time to examine its business model and evaluate further strategic options. The Company’s $3.0 million financing package for Strouds included a $2.0 million loan participation in Fleet Retail Finance Inc.’s senior secured credit facility; a $900,000 subordinated secured loan; 100,000 shares of preferred stock; and common stock warrants for up to 49.5% of Strouds’ voting stock.

On May 20, 2003, Strouds filed for bankruptcy protection under Chapter 11 of the Bankruptcy Code and proceeded to liquidate its assets.  As of September 30, 2003, the Company had been repaid in full on its $2.0 million participation in the Fleet Retail credit facility and all of its $900,000 subordinated secured loan, plus interest.  Subsequent to September 30, 2003, the Company was also reimbursed $0.2 million for its legal costs relating to the bankruptcy of Strouds.

As of September 30, 2003, the Company no longer had any recorded investment in Strouds.  During the nine months ended September 30, 2003, the Company recorded a charge to earnings of $0.1 million relating to its investment in the preferred stock and common stock warrants of Strouds.

On October 6, 2003, the Official Committee of Unsecured Creditors of Strouds Acquisition Corporation filed a lawsuit in the United State Bankruptcy Court (LA 03-23620-ER) which names the Company, among others, as a defendant.  The complaint against the Company generally alleges that the structure of the Strouds financing package gave unfair advantage to the Company, to the detriment of the unsecured creditors.  The lawsuit, as it pertains to the Company, seeks reimbursement of the proceeds from the $2.0 million loan participation in Fleet Retail Finance Inc.’s senior secured credit facility (the “Fleet Participation”) and approximately $3.0 million in funds received in October 2003, which the Company is holding as collateral agent for other secured creditors.  The Company believes that the allegations are without merit with regard to the Fleet Participation and does not expect to incur a loss as a result of the lawsuit.  The $3.0 million being held as collateral agent for other secured creditors will continue to be held in trust, less reimbursements to the Company, from time-to-time, of the Company’s related legal costs, until the bankruptcy court resolves the dispute regarding its distribution.

Mortgage-Backed Securities

Through several transactions during the nine months ended September 30, 2003, the Company sold mortgage-backed securities for $13.8 million in cash.  As a result of these transactions, the Company recognized gains on the sale of securities of $10.7 million in the accompanying consolidated statement of operations.

Bourne End Properties PLC

In June 2003, Bourne End Properties PLC (“Bourne End”), which is 26% owned by the Company, sold two of its retail shopping centers in England for a total sales price of approximately GBP 31.0 million ($49.0 million).  Proceeds from the sales were primarily used to repay Bourne End’s real estate debt.  The gain to Bourne End was GBP 5.4 million ($8.6 million).  During the nine months ended September 30, 2003, the Company recorded $1.5 million as its equity in the earnings of Bourne End.

Freestanding Retail Buildings

In August 2003, the Company purchased 15 freestanding retail buildings for a purchase price of $4.6 million.  The Company was previously the lessee of each of the buildings and was sub-leasing 12 of the 15 properties to a variety of small businesses.  Each property has 4,500 square feet of retail space.  The properties are located in Texas, California, Arizona, Oklahoma and Mississippi.

Seven of the 15 purchased retail buildings had previously been accounted for as investments in real estate under capital leases.  These assets had a carrying value prior to the purchase of $2.8 million.  As a result of the purchase transaction, investment in real estate increased $1.8 million and the remaining $2.8 million of the purchase price satisfied obligations under capital leases.

NOTE 3 – VALUATION OF MORTGAGE-BACKED SECURITIES

When possible, the fair value of the Company’s investment in mortgage-backed securities is determined by market quotes at each reporting date.  At September 30, 2003, approximately $38.0 million (90% of the portfolio) of the Company’s mortgage-backed securities consisted of a “AAA” rated FNMA certificate for which market quotes were obtained.  For the remaining mortgage-backed securities, where market quotes are not available, the fair value is determined by the Company as the present value of the anticipated cash flows from the underlying collateral using certain assumptions.  These assumptions include:  (i) future rate of prepayment; (ii) discount rate used to calculate present value; and (iii) default rates and loss severity on loan pools underlying the mortgage-backed securities.

The Company evaluates, on an ongoing basis, the carrying value of its securities portfolio, which is accounted for as available-for-sale.  To the extent differences between the book basis of the securities and their current market values are deemed to be temporary in nature, such unrealized gains or losses are reflected directly in equity as “other comprehensive income or loss.”  Declines in fair value are considered other-than-temporary when: (i) the carrying value of the beneficial interests exceeds the fair value of such beneficial interests using current assumptions, and (ii) the timing and/or extent of cash flows expected to be received on the beneficial interests has adversely changed from the previous valuation date.  To the extent declines in fair value are considered other-than-temporary, a write-down is recorded in the consolidated statement of operations.  During the quarters ended September 30, 2003 and 2002, no market valuation losses and impairments were recorded.

 NOTE 4 – COMMITMENTS, CONTINGENCIES & OFF-BALANCE SHEET RISK

During 2001, the Company’s Chief Executive Officer, Andrew Wiederhorn, and former president, Lawrence Mendelsohn, received letters from the United States Attorney’s office in Portland, Oregon advising them that they were targets of a grand jury investigation into the failure of Capital Consultants, L.L.C. (“CCL”).  CCL was a lender to a former affiliate of the Company.  The investigation is ongoing and it is not possible at this stage to predict its outcome.  Messrs. Wiederhorn and Mendelsohn, pursuant to the terms of their respective employment agreements, may be entitled to indemnity from the Company for litigation expenses and personal losses in connection with these investigations and any related litigation.  Messrs. Wiederhorn and Mendelsohn have notified the Company that they are reserving their rights to seek indemnity from the Company, however, they may be entitled to primary indemnification from other sources.  At this time, it is not possible to determine the extent of liability, if any, the Company may face with regard to these potential indemnity claims.  The Company has not received, nor agreed to, any indemnity requests.

On October 6, 2003, the Official Committee of Unsecured Creditors of Strouds Acquisition Corporation filed a lawsuit in the United States Bankruptcy Court (LA 03-23620-ER) which names the Company, among others, as defendants.  The complaint against the Company generally alleges that the structure of the Strouds financing package gave unfair advantage to the Company, to the detriment of the unsecured creditors.  The lawsuit, as it pertains to the Company, seeks reimbursement of the proceeds from the $2.0 million loan participation in Fleet Retail Finance Inc.’s senior secured credit facility (the “Fleet Participation”) and approximately $3.0 million in funds received in October 2003, which the Company is holding as collateral agent for other secured creditors.  The Company believes that the allegations are without merit with regard to the Fleet Participation and does not expect to incur a loss as a result of the lawsuit.  The $3.0 million being held as collateral agent for other secured creditors will continue to be held in trust, less reimbursements to the Company, from time-to-time, of the Company’s related legal costs, until the bankruptcy court resolves the dispute regarding its distribution.

The Company is involved in various other legal proceedings occurring in the ordinary course of business, which the Company believes will not have a material adverse effect on the consolidated financial condition or operations of the Company.

The Company may utilize a wide variety of off-balance sheet financial techniques to manage its risk.  In hedging the interest rate or exchange rate exposure of a foreign currency, the Company may enter into hedge transactions to counter movements in interest rates or foreign currencies.  These hedges may be in the form of currency and interest rate swaps, options, and forwards, or combinations thereof.  At September 30, 2003, the Company’s economic hedging activities were limited to one Great Britain pound (“GBP”) purchased put option.  The contract entitles FCCG to sell a total of GBP 7.5 million for U.S. dollars (“USD”) at an exchange rate of 1.46 USD per one GBP.  The option expires in December 2003.  The estimated fair value of the currency hedging contract was zero at September 30, 2003, due to the limited term remaining on the contract and the spread between the current strike price and the GBP spot rate.

Subsequent to September 30, 2003, the Company entered into a forward commitment to sell GBP 2.25 million on December 1, 2003 for $1.6574 USD per one GBP.  This was done to guarantee a favorable exchange rate for GBP denominated funds that are scheduled to be distributed to the Company from its investment in Bourne End.

Fatburger has operating leases for office and retail space which expire through January 2023.  Such leases provide for varying minimum annual rental payments including scheduled rent increases and free rent periods.

Fatburger has operating leases for equipment and real property that have initial or remaining noncancelable terms in excess of one year.

Future minimum rental payments, by year and in the aggregate, under noncancelable leases with initial or remaining terms of one year or more, consisted approximately of the following at September 30, 2003:

2004	$1,320,000
2005	1,288,000
2006	1,234,000
2007	1,166,000
2008	989,000
Thereafter	4,303,000
Total minimum lease payments	$10,300,000

Fatburger maintains various capitalized equipment leases for its restaurants.  Future minimum rental payments, by year and in the aggregate, under noncancelable capital leases with initial or remaining terms of one year or more, consisted approximately of the following at September 30, 2003:

2004	$114,000
2005	99,000
2006	96,000
2007	44,000
2008	8,000
Total	361,000
Total minimum lease payments	(62,000)
Future lease expense	$299,000

As of September 30, 2003, Fatburger has guaranteed the annual minimum lease payments of five restaurant sites, which are funded by franchisees, approximating $562,000 in the aggregate and certain contingent rental payments as defined. These leases expire at various times through 2009.

NOTE 5 - GOODWILL AND OTHER INTANGIBLE ASSETS

The acquisition of Fatburger resulted in the recognition of goodwill in the amount of $7.4 million and other intangible assets in the amount of $5.7 million.  Summarized information for the Company’s acquired intangible assets as of September 30, 2003 is as follows (dollars in thousands):

Amortized intangible assets:

Franchise Agreements	$1,100
Other	704
Total amortized intangible assets	$1,804

Unamortized intangible assets:

Trademarks	$3,900

Trademarks, which have indefinite lives, are not subject to amortization.  All other intangible assets are amortized using the straight-line method over five to fifteen years, the estimated useful lives of the assets.  Estimated amortization expense for the remainder of 2003 and the five succeeding years is as follows (dollars in thousands):

2003	$53
2004	214
2005	214
2006	214
2007	214
2008	179

The recorded values of goodwill and other intangible assets may become impaired in the future. The determination of the value of such intangible assets requires management to make estimates and assumptions that affect the consolidated financial statements.  Potential impairments to intangible assets are assessed when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered.  This assessment is based on the operational performance of acquired businesses, market conditions and other factors including future events.  Any resulting impairment loss could have an adverse impact on the results of operations of the Company.

NOTE 6 – RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS No. 150”), effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  The adoption of SFAS No. 150 did not have a material impact on the results of operations or the financial position of the Company.

In May 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS No. 149”), effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. This rule amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, to clarify financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities.  The adoption of SFAS No. 149 did not have a material impact on the results of operations or the financial position of the Company.

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”), which was originally effective for the Company on July 1, 2003. In October 2003, the FASB deferred the effective date for applying the provisions of FIN 46 to December 31, 2003 for interests held by public companies in variable interest entities or potential variable interest entities created before February 1, 2003. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The Company has completed its evaluation of the provisions of FIN 46 and does not have any significant interests in variable interest entities. Accordingly, the adoption of FIN 46 did not have a material impact on the results of operations or the financial position of the Company.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, (“SFAS No. 148”) effective for fiscal years ending after December 15, 2002. This rule amends SFAS No. 123 to provide several alternatives for adopting stock option expense provisions, as well as additional required interim financial statement disclosures.  SFAS No. 148 does not require companies to expense stock options in current earnings. The Company has not adopted the provisions of SFAS No. 123 for expensing stock based compensation; however, the Company has adopted the additional interim disclosure provisions of the statement. There was no material impact from the adoption of SFAS No. 148 on the results of operations or the financial position of the Company.

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. This interpretation expands the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under a guarantee. The disclosure requirements of FIN 45 were effective for the Company as of December 31, 2002, and require disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, and the current amount of the liability, if any, for the guarantor’s obligations under the guarantee. The recognition requirements of FIN 45 are to be applied prospectively to guarantees issued or modified after December 31, 2002. The Company does not have guarantees that are subject to the disclosure or recognition requirements of FIN 45. As a result, the implementation of the requirements of FIN 45 did not have a material impact on the results of operations or the  financial position of the Company.

NOTE 7 – STOCK OPTIONS AND RIGHTS

The Company has adopted a non-qualified stock option plan (the “Option Plan”) which provides for options to purchase shares of the Company’s common stock.  The maximum number of shares of common stock that may be issued pursuant to options granted under the Option Plan is 3,500,000 shares.

The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for the Option Plan. Accordingly, no compensation expense has been recognized in the Consolidated Statements of Operations for grants under the Option Plan.  Had compensation expense for the Company’s Option Plan been determined based on the fair value at the grant date consistent with the methods of SFAS No. 123 “Accounting for Stock Based Compensation”, the Company’s net income and income per share for the nine months ended September 30, 2003 and 2002 would have been decreased to the pro forma amounts indicated below:

	Nine months ended September 30,
	2003	2002
	(dollars in thousands, except share data)
Net income:
As reported	$4,800	$11,807
Pro forma compensation expense from stock based compensation, net of tax	(45)	(74)
Pro forma net income	$4,755	$11,733
Net income per common and common share equivalent:
Basic income per share:
As reported	$0.56	$1.18
Pro forma	$0.55	$1.17
Diluted income per share:
As reported	$0.50	$1.17
Pro forma	$0.49	$1.16

There were no options granted with exercise prices below the market value of the stock at the grant date. Fair values were estimated using the Black-Scholes option-pricing model with the following weighted average assumptions used: 1% dividend yield, expected volatility of 25%, risk-free interest rate of 5.0% and expected lives of three to five years.

NOTE 8 – OPERATING SEGMENTS

As a result of the acquisition of Fatburger during the quarter ending September 30, 2003, the Company has reportable operating segments.  The Company’s operating segments consist of (i) merchant banking, real estate and financing activities; (ii) commercial real estate mortgage brokerage activities conducted by George Elkins Mortgage Banking Company; and (iii) restaurant operations conducted by Fatburger.  The following is a summary of each of the operating segments:

Merchant Banking, Real Estate and Financing  Operations

The merchant banking, real estate and financing operations focus on the acquisition of assets where the Company’s expertise in intensive asset management, credit analysis and financial structuring can create value.  The Company invests primarily in the equity or debt of corporations in the process of restructuring, mortgage-backed securities, real estate, and other finance-related opportunities.  This business strategy focuses on diversified investing, structuring and managing of financial assets.  Many of these investments are made in conjunction with partners.  The Company maintains a flexible approach with respect to the nature of its investments, seeking to take advantage of opportunities as they arise or are developed.

Commercial Real Estate Mortgage Brokerage Operations

In May 2002, the Company purchased a 51% ownership interest in George Elkins Mortgage Banking Company (“George Elkins”), a California mortgage banking operation, which provides brokerage services related to the production of approximately $600 million per year in commercial real estate mortgages.  The Company began reporting the operations of George Elkins on a consolidated basis beginning May 15, 2002.  George Elkins is headquartered in Los Angeles, with satellite offices located throughout the southern California area.  The mortgage banking operation also manages a commercial loan servicing portfolio in excess of $700 million for various investors.

Restaurant Operations

In August 2003, the Company completed an investment and financing package for Fatburger which involved the acquisition of the entire class of the Series A-1 Preferred and the Series D Preferred stock of Fatburger.  As a result of its voting control, the Company began reporting the operations of Fatburger on a consolidated basis beginning August 15, 2003.  Fatburger operates or franchises 51 hamburger stands located in California, Nevada, Arizona and Washington.  Fatburger has plans to open additional restaurants including expansion into Oregon, Louisiana, Colorado, Georgia, New York, Ohio, New Jersey, Florida, and Michigan.  Franchisees currently own and operate about half of the Fatburger locations.

Segment data for the nine months ended September 30, 2003, and 2002 are as follows (dollars in thousands):

	Merchant Banking, Real Estate and Finance		Mortgage Brokerage		Restaurant		Total
	Nine months ended September 30,		Nine months ended September 30,		Nine months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002	2003	2002	2003	2002
Net Interest Income:
Loans	$1,012	$371	$—	$—	$—	$—	$1,012	$371
Securities	1,983	4,489	—	—	—	—	1,983	4,489
Other investments	125	182	2	1	—	—	127	183
Total interest income	3,120	5,042	2	1	—	—	3,122	5,043
Interest expense	578	1,686	—	—	—	—	578	1,686
Net interest income	2,542	3,356	2	1	—	—	2,544	3,357

Real estate operations:
Operating revenue	2,965	—	—	—	—	—	2,965	—
Operating expense	(1,564)	(39)	—	—	—	—	(1,564)	(39)
Gain on sale of real estate	279	—	—	—	—	—	279
Interest expense	(1,040)	(83)	—	—	—	—	(1,040)	(83)
Depreciation	(461)	(50)	—	—	—	—	(461)	(50)
Total real estate operations	179	(172)	—	—	—	—	179	(172)

Restaurant operations:
Operating income	—	—	—	—	2,472	—	2,472	—
Cost of goods sold	—	—	—	—	(1,515)	—	(1,515)	—
Franchise and advertising fees	—	—	—	—	152	—	152	—
General and administrative costs					(901)		(901)
Interest Expense	—	—	—	—	(112)	—	(112)	—
Depreciation and amortization	—	—	—	—	(141)	—	(141)	—
Total restaurant operations	—	—	—	—	(45)	—	(45)	—

Other operating income:
Equity in earnings of equity investee	1,370	1,697	—	—	—	—	1,370	1,697
Gain on sale of loans and securities	10,657	13,827	—	—	—	—	10,657	13,827
Loan brokerage fees	—	—	3,497	1,299	—	—	3,497	1,299
Gain on foreign currency	728	—	—	—	—	—	728	—
Other revenue (loss)	238	(962)	367	214	—	—	605	(748)
Total other operating income	12,993	14,562	3,864	1,513	—	—	16,857	16,075

Operating expenses:
Compensation and employee benefits	4,908	1,939	3,193	1,315	—	—	8,101	3,254
Professional fees	1,415	1,288	124	133	—	—	1,539	1,421
Other	2,198	1,702	637	276	—	—	2,835	1,978
Total operating expenses	8,521	4,929	3,954	1,724	—	—	12,475	6,653

Net income (loss) before provision for income taxes	7,193	12,817	(88)	(210)	(45)	—	7,060	12,607
Provision for income taxes	2,152	800	—	—	108	—	2,260	800
Net income (loss)	$5,041	$12,017	$(88)	$(210)	$(153)	$—	$4,800	$11,807
Segment assets	$96,597	$99,409	$2,989	$2,929	$15,220	$—	$114,806	$102,338

Segment data for the three months ended September 30, 2003, and 2002 are as follows (dollars in thousands):

	Merchant Banking, Real Estate and Finance		Mortgage Brokerage		Restaurant		Total
	Three months ended September 30,		Three months ended September 30,		Three months ended September 30,		Three months ended September 30,
	2003	2002	2003	2002	2003	2002	2003	2002
Net Interest Income:
Loans	$588	$133	$—	$—	$—	$—	$588	$133
Securities	509	1,445	—	—	—	—	509	1,445
Other investments	35	89	1	1	—	—	36	90
Total interest income	1,132	1,667	1	1	—	—	1,133	1,668
Interest expense	160	578	—	—	—	—	160	578
Net interest income	972	1,089	1	1	—	—	973	1,090

Real estate operations:
Operating income	1,034	—	—	—	—	—	1,034	—
Operating expense	(498)	(9)	—	—	—	—	(498)	(9)
Gain on sale of real estate	—	—	—	—	—	—	—	—
Interest expense	(320)	(28)	—	—	—	—	(320)	(28)
Depreciation	(155)	(16)	—	—	—	—	(155)	(16)
Total real estate operations	61	(53)	—	—	—	—	61	(53)

Restaurant operations:
Operating revenue	—	—	—	—	2,472	—	2,472	—
Cost of goods sold	—	—	—	—	(1,515)	—	(1,515)	—
Franchise and advertising fees	—	—	—	—	152	—	152	—
General and administrative costs	—	—	—	—	(901)	—	(901)	—
Interest Expense	—	—	—	—	(112)	—	(112)	—
Depreciation and amortization	—	—	—	—	(141)	—	(141)	—
Total restaurant operations	—	—	—	—	(45)	—	(45)	—

Other operating income:
Equity in earnings of equity investee	500	(352)	—	—	—	—	500	(352)
Gain on sale of loans and securities	1,274	3,526	—	—	—	—	1,274	3,526
Loan brokerage fees	—	—	1,244	793	—	—	1,244	793
Gain on foreign currency	491	(14)	—	—	—	—	491	(14)
Other revenue (loss)	126	(676)	123	194	—	—	249	(482)
Total other operating income	2,391	2,484	1,367	987	—	—	3,758	3,471

Operating expenses:
Compensation and employee benefits	1,203	672	1,080	842	—	—	2,283	1,514
Professional fees	365	418	79	58	—	—	444	476
Other	663	678	253	190	—	—	916	868
Total operating expenses	2,231	1,768	1,412	1,090	—	—	3,643	2,858

Net income (loss) before provision for income taxes	1,193	1,752	(44)	(102)	(45)	—	1,104	1,650
Provision for income taxes	442	—	—	—	108	—	550	—
Net income (loss)	$751	$1,752	$(44)	$(102)	$(153)	$—	$554	$1,650
Segment assets	$96,597	$99,409	$2,989	$2,929	$15,220	$—	$114,806	$102,338

NOTE 9– INCOME TAXES

During the three months and nine months ended September 30, 2003, the Company recognized a provision for income taxes of $0.6 million and $2.3 million, respectively.  As of September 30, 2003, the Company, including Fatburger, had a net operating loss carryforward (“NOL”).  The NOL may significantly reduce or eliminate the future payment of the deferred income tax liability established through this provision.  However, U.S. tax regulations impose limitations on the use of loss carry forwards following certain changes in ownership.  If such a change in ownership were to occur, the limitation could significantly reduce the amount of benefits that would be available to offset future taxable income each year, starting with the year of ownership change.  For financial accounting purposes, the Company treats the NOL as if it were limited due to a change in ownership control.

In order to protect the NOL from an actual limitation, on October 28, 2002, the Company implemented a shareholder rights plan through the dividend of certain stock purchase rights (the “Rights”).  The Rights are intended to protect the income tax loss carryforward from the limitations imposed under the Internal Revenue Code by preventing a change in ownership control.

NOTE 10 – SUBSEQUENT EVENTS

Freestanding Retail Buildings

In October 2002, the Company acquired the leasehold interests in 109 freestanding retail stores located throughout the United States.  The purchase was made through the Company’s wholly-owned subsidiary, Fog Cap Retail Investors LLC.  The leases cover approximately 500,000 square feet of retail space located in 25 states. The stores are free-standing, prime retail locations ranging from 4,500-7,000 square feet each.  Leaseholds are, in general, 25-30 years, and are sublet to a broad tenant mix.

In many cases, the Company has the option to terminate a lease by giving notice to the property owner.  The notice to terminate must include an offer to purchase the property at a price calculated using a declining percentage of the original fair market value of the property at the time the original lease was initiated (generally in the 1970’s and 1980’s).  The property owner then has the option to accept the Company’s offer to purchase the property or allow the lease to terminate.  Fog Cutter Retail Investors LLC has exercised its option to terminate seven leases and has accordingly offered to purchase the related properties for a total purchase price of  approximately $1.7 million.  The offers to purchase five of these properties, for a total purchase price of approximately $1.3 million, have been accepted by the landlords.  These transactions are expected to close during the fourth quarter of 2003.  The Company does not expect the purchase to have a material effect on the operations of the Company during the fourth quarter of 2003.

Bourne End Properties PLC

As of September 30, 2003 Bourne End, which is 26% owned by the Company, had entered into agreements to sell  two of its retail shopping centers located in England and Scotland for a total sales price of approximately GBP 37.1 million ($61.6 million).  Proceeds from the sales will primarily be used to repay Bourne End’s real estate debt.  One of the property sales closed on October 15, 2003 at a sales price of GBP 23.5 million ($39.0 million).  The Company’s share of gain from this sale is expected to be approximately $3.5 million.  The completion of the sale of the other property is scheduled for the fourth quarter of 2003.

Mortgage-Backed Securities

In October 2003, the trustee for two mortgage-backed securities owned by the Company exercised its option to call or prepay the bonds in full.  As a result, the Company received cash proceeds of $2.1 million and expects to recognize a gain on the prepayment of $1.8 million.  Of this amount, $1.4 million had been included in accumulated other comprehensive income in shareholders’ equity as of September 30, 2003.

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

GENERAL

Fog Cutter Capital Group Inc. (“FCCG” or the “Company”) is a Nasdaq-listed corporation which focuses on the acquisition of assets where its expertise in intensive asset management and financial structuring can create value.  We maintain our headquarters in Portland Oregon, and also have executive offices in New York, Los Angeles, and London.  We invest primarily in the following types of assets:

•                  equity or debt of corporations in the process of restructuring,

•                  mortgage-backed securities,

•                  real estate, and

•                  other finance-related investments.

Our business strategy focuses on diversified investing, structuring and managing of financial and real estate assets.  We provide debt or equity capital to businesses that are in the process of restructuring their operations.  Many of these investments are made in conjunction with partners.  We maintain a flexible approach with respect to the nature of our investments, seeking to take advantage of opportunities as they arise or are developed.

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

Valuation

At September 30, 2003, our largest asset was our portfolio of mortgage-backed securities.  Approximately $38 million (90%) of our mortgage-backed securities consisted of a “AAA” rated FNMA certificate for which market quotes were obtained.  When available, we use listed market prices or dealer/lender value opinions to determine the fair value of the securities in our portfolio.  However, in the absence of these third-party quotations, fair values for these securities are determined by us, using a third-party valuation model and internally developed assumptions.

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

Our key valuation assumptions include default rates and loss severity, which account for the anticipated credit losses in the pools of loans underlying our mortgage-backed securities.  Other key valuation assumptions include prepayment rates and discount rates.  Our internal valuation methodology calls for developing the key valuation assumptions of credit losses and prepayment speeds based upon the observable recent history of performance, generally averaged across the latest three to six months, subject to general economic and market considerations.  Our key valuation assumption of discount rates is developed based on the assessment of the current yields required by investors for similar classes of fixed income instruments.  We apply our valuation methodology consistently and believe that the resulting fair value estimates are reasonable;  however, these estimated values may differ from those realized in a bona fide sale transaction, given the judgmental nature of the values of these assets.  We believe our assumptions and the resulting estimated values of the mortgage-backed securities at September 30, 2003 are conservative, based on the facts and circumstances as of that date; however, there can be no assurance that there will be no future losses on these securities due to changes in their performance or overall market conditions.

Sale Recognition

We continue to be involved in significant sales of mortgage-backed securities and other assets.  Our accounting policy calls for the recognition of sales of financial instruments, including mortgage-backed securities and loans, only when we have irrevocably surrendered control over these assets.  We do not retain any recourse or performance obligations with respect to our sales of assets.  Our sales of financial instruments were cash sales, and the cash proceeds were not contingent upon any future event.

We recognize gain on sales of real estate under the full accrual method when (1) a sale is consummated, (2) the buyer’s initial and continuing investments are adequate to demonstrate a commitment to pay for the property, (3) any receivable from the buyer is not subject to future subordination and (4) the usual risks and rewards of ownership of the property have been transferred to the buyer.  If any of these conditions are not met, our accounting policy requires that gain on sale be deferred until all of the conditions have been satisfied.

Fatburger Restaurant and Franchise Revenue

Revenue from the operation of Fatburger company-owned restaurants are recognized when sales occur.

Franchise fee revenue from the sale of individual Fatburger franchises is recognized only when all material services or conditions relating to the sales have been substantially performed or satisfied.  The completion of training and the opening of a location by the franchisee constitute substantial performance on the part of Fatburger.  Nonrefundable deposits collected in relation to the sale of franchises are recorded as deferred franchise fees until the completion of training and the opening of the restaurant, at which time the franchise fee revenue is recognized.

In addition to franchise fee revenue, Fatburger collects a royalty ranging from 5% to 6% of gross sales and an advertising fee equal to 2% of gross sales from restaurants operated by franchisees.  Fatburger recognizes royalty and advertising fees as the related sales are made by the franchisees.  Costs relating to continuing franchise support are expensed as incurred.  Fatburger expenses advertising costs upon the inception of the advertising campaign.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price and other acquisition related costs over the estimated fair value of the net tangible and intangible assets acquired.  We do not amortize goodwill.  Intangible assets are stated at cost and include trademarks, operating manuals, franchise agreements and leasehold interests.  Trademarks, which have indefinite lives, are not subject to amortization.  All other intangible assets are amortized over their estimated useful lives, which range from five to fifteen years.

We assess potential impairments to intangible assets at least annually, or when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Our judgments regarding the existence of impairment indicators and future cash flows related to intangible assets are based on operational performance of our acquired businesses, market conditions and other factors. Future events could cause us to conclude that impairment indicators exist and that goodwill or other intangible assets associated with our acquired businesses is impaired. Any resulting impairment loss could have an adverse impact on our results of operations.

RESULTS OF OPERATIONS — NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2002

NET INCOME.  Our net income for the nine months ended September 30, 2003, was $4.8 million, or $0.56 per share, compared with net income of $11.8 million, or $1.18 per share, for the nine months ended September 30, 2002.  The net income for the 2003 period is primarily attributable to net interest income of $2.5 million, gain on sale of loans and securities of $10.7 million, and loan brokerage fees of $3.5 million, partially offset by other operating expenses of $12.5 million and provision for income taxes of $2.3 million.  The net income for the 2002 period is primarily attributable to net interest income of $3.4 million, gain on sale of loans and securities of $13.8 million, and equity in earnings of BEP of $1.7 million, partially offset by other operating expenses of $6.7 million and provision for income taxes of $0.8 million.

The following sections describe the results of operations of our operating segments for the nine months ended September 30, 2003:

Merchant Banking, Real Estate and Finance Operations

NET INTEREST INCOME.  Our net interest income for the nine months ended September 30, 2003, was $2.5 million, compared with $3.4 million for the nine months ended September 30, 2002.  The decrease is primarily attributable to a reduction of assets (reflecting our sales of mortgage-backed securities and paydowns of the related debt facilities).  In addition, the Company sold higher yielding subordinated mortgage-backed securities and replaced them with a lower yielding AAA rated FNMA certificate.  These changes resulted in decreases in interest income on securities of $2.5 million, partially offset by a decrease in interest expense of $1.1 million.  The following tables set forth information regarding the total amount of income from interest-earning assets and expense from interest-bearing liabilities and the resulting average yields and rates:

	For the Nine Months Ended September 30, 2003
	Average Balance	Interest Income (Expense)	Annualized Yield/Rate
	(dollars in thousands)
Interest-Earning Assets:

Loan portfolios (1)	$6,314	$1,012	21.4%
Mortgage-backed securities available for sale	53,750	1,983	4.9%
Other investments	14,309	127	1.2%
Total interest-earning assets	$74,373	$3,122	5.6%

Interest-Bearing Liabilities:

Borrowings (2)	$31,762	$(578)	2.4%
Total interest-bearing liabilities	$31,762	$(578)	2.4%

Net interest income before provision for loan losses/spread (3)		$2,544	3.2%
Net interest margin (4)			4.6%

(1)          Includes loans to senior executives.  Interest income includes the recovery of $0.3 million recognized under the cash basis.

(2)          Excludes borrowings related to investments in real estate.

(3)          Net interest spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.

(4)          Net interest margin represents net interest income divided by average interest-earning assets.

	For the Nine Months Ended September 30, 2002
	Average Balance	Interest Income (Expense)	Annualized Yield/Rate
	(dollars in thousands)
Interest-Earning Assets:

Loan portfolios (1)	$4,162	$371	11.9%
Mortgage-backed securities available for sale	55,202	4,489	10.8%
Other investments	13,812	183	1.8%
Total interest-earning assets	$73,176	$5,043	9.2%

Interest-Bearing Liabilities:

Borrowings (2)	$39,940	$(1,686)	5.6%
Total interest-bearing liabilities	$39,940	$(1,686)	5.6%

Net interest income before provision for loan losses/spread (3)		$3,357	3.6%
Net interest margin (4)			6.1%

(1)          Includes loans to senior officers.

(2)          Excludes borrowings related to investments in real estate.

(3)          Net interest spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.

(4)          Net interest margin represents net interest income divided by average interest-earning assets.

REAL ESTATE OPERATIONS.  Our real estate operations represent activity from our investment in commercial property located in Oregon, Texas, Arizona, Oklahoma, Mississippi and California, as well as the operations of our leasehold interests in 89 freestanding retail buildings located throughout the United States.  During the nine months ended September 30, 2003, we realized net income from real estate operations of approximately $0.2 million, compared with a net loss of $0.2 million for the nine months ended September 30, 2002.

In October 2002, the Company assumed leasehold interests in 109 free-standing retail stores located throughout the United States.  The leasehold interests on five of the retail stores were sold to the property owner for $0.1 million during the quarter ended June 30, 2003.  In August 2003, the Company purchased the fee interest in 15 of the freestanding retail buildings for a purchase price of $4.6 million.  As a result, as of September 30, 2003, we continued to own leasehold interests in 89 of the original free-standing retail stores.  The properties are sublet to a broad tenant mix including convenience stores, shoe stores, video rental outlets, auto parts dealers, carpet retailers and other small businesses.  The stores range in size from 4,500-7,000 square feet each.  The initial term of the leasehold interests has an average expiration of approximately 5 years.  However, we are entitled to exercise extension options which will allow us to control the properties for an additional 15 to 30 years.  In approximately 70% of the leases, the rent during the extended term is less than currently being charged or is below the Company’s estimate of the then current market rents.

Of the remaining leases, 39 are on terms and conditions that require capitalization of the obligation.  Accordingly, as of September 30, 2003, we had capitalized $14.4 million as investment in real estate as a result of the transaction, and recognized a capital lease obligation of $13.7 million. The remaining 50 leases are classified as operating leases.  All of our subleases are accounted for as operating leases.

EQUITY IN EARNINGS OF EQUITY INVESTEES.  We recognized income of $1.4 million from equity investees.  This was primarily the result of our investment in Bourne End.  This compares to earnings of $1.7 million during the 2002 period.  In December 2000, we organized and led a group of investors, including Merrill Lynch (Jersey) Holdings Limited (a subsidiary of Merrill Lynch & Co., Inc.) to purchase all of the outstanding capital stock of Bourne End.  During the nine months ended September 30, 2003, we recognized our share of the earnings of Bourne End, amounting to $1.5 million.  During the comparable period of 2002, we recognized earnings of  $1.7 million on Bourne End.

GAIN ON SALE OF LOANS AND SECURITIES.  During the nine months ended September 30, 2003, we recognized $10.7 million in gains on the sale of loans and securities, primarily from the sale of mortgage-backed securities.  During the comparable period of 2002, we recognized gains on the sale of loans and securities of $13.8 million, primarily from the sale of stock in Wilshire Financial Services Group Inc. and mortgage-backed securities.

OPERATING EXPENSES.  During the nine months ended September 30, 2003, we incurred segment operating expenses from merchant banking, real estate and finance operations of $8.5 million.  This was $3.6 million higher than the comparable period in 2002.  The primary reason for the increase was $3.0 million in operating expenses associated with compensation relating to bonuses awarded during 2003.

Commercial Real Estate Mortgage Brokerage Operations

In May 2002, the Company purchased a 51% ownership interest in George Elkins Mortgage Banking Company (“George Elkins”), a California mortgage banking operation, which provides brokerage services related to the production of approximately $600 million per year in commercial real estate mortgages.  The Company began reporting the operations of George Elkins on a consolidated basis beginning May 15, 2002.  George Elkins is headquartered in Los Angeles, with satellite offices located throughout the southern California area.  The mortgage banking operation also manages a commercial loan servicing portfolio in excess of $700 million for various investors.

Our net loss from the commercial real estate brokerage segment was $0.1 million for the nine months ended September 30, 2003.  During the five months from acquisition through September 30, 2002, our net loss from the commercial real estate brokerage segment was $0.2 million.  During the 2003 period, we recognized loan brokerage fees of $3.5 million, loan servicing and other revenue of $0.4 million, which was offset by compensation expense of $3.2 million and other operating expense of $0.6 million.  During the 2002 period, we recognized loan brokerage fees of $1.3 million, loan servicing and other revenue of $0.2 million, which was offset by compensation expense of $1.3 million and other operating expense of $0.3 million.

Restaurant Operations

In August 2003, the Company completed an investment and financing package for Fatburger which involved the acquisition of the entire class of the Series A-1 Preferred and the Series D Preferred stock of Fatburger.  As a result of our voting control, we began reporting the operations of Fatburger on a consolidated basis beginning August 15, 2003.  Fatburger operates or franchises 51 hamburger restaurants located in California, Nevada, Arizona and Washington.  Franchisees currently own and operate about half of the Fatburger locations.

During the two months from acquisition through September 30, 2003, we recognized a net loss from our restaurant segment of $0.2 million.  This was primarily the result of net sales (net of cost of goods sold) of  $1.0 million and franchise and advertising revenue of $0.1 million, offset by general and administrative costs of $0.9 million, interest expense of $0.1 million, depreciation and amortization of $0.1 million and a provision for income taxes of $0.1 million.

RESULTS OF OPERATIONS — THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2002

NET INCOME.  Our net income for the three months ended September 30, 2003, was $0.6 million, or $0.06 per share, compared with net income of $1.7 million, or $0.17 per share, for the three months ended September 30, 2002.  The net income for the 2003 period is attributable to net interest income of $1.0 million, gain on sale of loans and securities of $1.3 million, loan brokerage fee of $1.2 million, and other operating income of $1.3 million, partially offset by other operating expenses of $3.6 million and a provision for income taxes of $0.6 million.  The net income for the 2002 period is attributable to net interest income of $1.1 million and gain on sale of loans and securities of $3.5 million, partially offset by other operating expenses of $2.9 million.

The following sections describe the results of operations of our operating segments for the three months ended September 30, 2003:

Merchant Banking, Real Estate and Finance Operations

NET INTEREST INCOME.  Our net interest income for the three months ended September 30, 2003, was $1.0 million, compared with $1.1 million for the three months ended September 30, 2002.  The 2003 results includes the recovery of $0.3 million of interest income recognized under the cash basis, and reflect a reduction of assets (reflecting our sales of mortgage-backed securities and paydowns of the related debt facilities), resulting in decreases in interest income on securities of $0.9 million, partially offset by a decrease in interest expense of $0.4 million.  The following tables set forth information regarding the total amount of income from interest-earning assets and expense from interest-bearing liabilities and the resulting average yields and rates:

	For the Three Months Ended September 30, 2003
	Average Balance	Interest Income (Expense)	Annualized Yield/Rate
	(dollars in thousands)
Interest-Earning Assets:

Loan portfolios (1)	$6,562	$588	35.8%
Mortgage-backed securities available for sale	45,453	509	4.5%
Other investments	15,153	36	1.00%
Total interest-earning assets	$67,168	$1,133	6.8%

Interest-Bearing Liabilities:

Borrowings (2)	$26,966	$(160)	2.4%
Total interest-bearing liabilities	$26,966	$(160)	2.4%

Net interest income before provision for loan losses/spread (3)		$973	4.4%
Net interest margin (4)			5.8%

(1)          Includes loans to senior executives.  Interest income includes the recovery of $0.3 million recognized under the cash basis.

(2)          Excludes borrowings related to investments in real estate.

(3)          Net interest spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.

(4)          Net interest margin represents net interest income divided by average interest-earning assets.

	For the Three Months Ended September 30, 2002
	Average Balance	Interest Income (Expense)	Annualized Yield/Rate
		(dollars in thousands)
Interest-Earning Assets:

Loan portfolios (1)	$5,168	$134	10.4%
Mortgage-backed securities available for sale	53,982	1,445	10.7%
Other investments	18,207	89	2.0%
Total interest-earning assets	$77,358	$1,668	8.6%

Interest-Bearing Liabilities:

Borrowings (2)	$39,037	$(578)	5.9%
Total interest-bearing liabilities	$39,037	$(578)	5.9%

Net interest income before provision for loan losses/spread (3)		$1,090	2.7%
Net interest margin (4)			5.6%

(1)          Includes loans to senior officers

(2)          Excludes borrowings related to investments in real estate.

(3)          Net interest spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.

(4)          Net interest margin represents net interest income divided by average interest-earning assets.

REAL ESTATE OPERATIONS.  During the three months ended September 30, 2003, we realized net income from real estate operations of approximately $0.1 million (net of depreciation of $0.2 million), compared with a net loss of $0.1 million for the three months ended September 30, 2002.

GAIN ON SALE OF LOANS AND SECURITIES.  During the three months ended September 30, 2003, we recognized $1.3 million in gains on the sale of loans and securities, primarily from the sale of mortgage-backed securities.  During the comparable period of 2002, we recognized gains on the sale of loans and securities of $3.5 million.

OPERATING EXPENSES.  During the three months ended September 30, 2003, our merchant banking, real estate and finance segment incurred operating expenses of $2.2 million.  This was $0.5 million higher than the comparable period in 2002.  The primary reason for the increase was $0.5 million in operating expenses associated with compensation.

Commercial Real Estate Mortgage Brokerage Operations

Our net loss from the commercial real estate brokerage segment was less than $0.1 million for the three months ended September 30, 2003.  During the three months ended September 30, 2002, our net loss from the commercial real estate brokerage segment was $0.1 million.  During the 2003 period, we recognized loan brokerage fees of $1.2 million, loan servicing and other revenue of $0.1 million, which was offset by compensation expense of $1.1 million and other operating expense of $0.3 million.  During the 2002 period, we recognized loan brokerage fees of $0.8 million, loan servicing and other revenue of $0.2 million, which was offset by compensation expense of $0.8 million and other operating expense of $0.2 million.

Restaurant Operations

During the two months from acquisition through September 30, 2003, we recognized a net loss from our restaurant segment of $0.2 million.  This was primarily the result of net sales (net of cost of goods sold) of  $1.0 million and franchise and advertising revenue of $0.1 million, offset by general and administrative costs of $0.9 million, interest expense of $0.1 million, depreciation and amortization of $0.1 million and a provision for income taxes of $0.1 million.

CHANGES IN FINANCIAL CONDITION

GENERAL.  Total assets increased from approximately $110.6 million at December 31, 2002 to approximately $114.9 million at September 30, 2003.  Total liabilities increased from approximately $66.4 million at December 31, 2002 to approximately $68.1 million at September 30, 2003.  Stockholders’ equity increased by approximately $2.5 million resulting primarily from net income of $4.8 million, and increases in other comprehensive income of $0.1 million, the issuance of capital stock as a result of the exercise of stock options of $1.0 million, partially offset by dividends declared of $3.4 million.

SECURITIES AVAILABLE FOR SALE.  The balance of mortgage-backed securities available for sale decreased from $59.3 million at December 31, 2002 to $42.4 million at September 30, 2003.  The decrease was primarily the result of the sale of mortgage-backed securities with a carrying value of $13.8 million and cash repayments of securities of $14.5 million, partially offset by increases in market value of $11.4 million.

We mark our securities portfolio to estimated fair value at the end of each month.  We determine the fair value of the securities by utilizing market quotes, when available, or modeling the anticipated cash flows using certain estimates (e.g. prepayment speeds, default rates, severity of losses, and discount rate).  As of each reporting period, we evaluate whether and to what extent any unrealized loss is to be recognized as other than temporary.  At September 30, 2003, approximately $38.0 million of our mortgage-backed securities portfolio consisted of a “AAA” rated FNMA certificate for which market value quotes were obtained.

We are a party to an employment agreement which entitles the Company’s president, Robert G. Rosen, to a bonus payment equal to 10% of the cumulative net proceeds from the sale of certain of our mortgage-backed securities.  All but approximately $4.4 million of the securities that were subject to the bonus formula had been sold as of September 30, 2003, and the bonuses relating to the sold securities have been accrued and paid. The amount of unrealized gain included in stockholders’ equity in the accompanying statement of financial position has been reduced by the amount of the bonus that would have been payable to Mr. Rosen had the remaining $4.4 million securities been sold at their carrying value.

At September 30, 2003, securities available for sale were as follows:

	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Total Mortgage-backed securities, pledged under repurchase agreements	$38,827	$2,832	$—	$41,659
Other Mortgage-backed securities	133	614	—	747
Total Mortgage-backed securities	$38,960	$3,446	$—	$42,406

(1)                                  The amortized cost of the securities excludes accrued interest of $0.1 million.

LOAN PORTFOLIO.  During the nine months ended September 30, 2003, our loan portfolio increased by approximately $1.8 million.  This was primarily the result of the acquisition of a new $1.4 million loan.  One loan with at carrying value of $1.6 million failed to make a scheduled principal payment in September 2003.  We have agreed to modify the borrower’s repayment schedule.  Interest payments are current on the loan and we expect to fully recover its carrying value.  The loan is held at the lower of cost or fair value.  Accordingly, no impairment loss has been recognized on the loan.

INVESTMENTS IN REAL ESTATE.  Investments in real estate increased by $0.7 million during the nine months ended September 30, 2003.  The increase was primarily due to the purchase of the fee interest in fifteen freestanding retail buildings for $4.6 million.  We had been the lessor on these buildings prior to the purchase.  Of the fifteen retail buildings acquired, seven had previously been treated as assets under capital leases and included in investments in real estate with a net capitalized amount of $2.8 million.  As a result, the net increase in investment in real estate as a result of the $4.6 million acquisition was $1.8 million.  This increase was partially offset by the recognition of the sale of two finished industrial zoned lots totaling 227,863 square feet or 5.2 acres in Irwindale, California.  The land had a carrying value of $0.8 million.

In October 2002, the Company assumed leasehold interests in 109 free-standing retail stores located throughout the United States.  The leasehold interests on five of the retail stores were sold to the property owner for $0.1 million during the quarter ended June 30, 2003.  As described above, in August 2003, the Company purchased the fee interest in 15 of the freestanding retail buildings for a purchase price of $4.6 million.  As a result, as of September 30, 2003, we continued to own leasehold interests in 89 of the original free-standing retail stores.  The leased properties are sublet to a broad tenant mix including convenience stores, shoe stores, video rental outlets, auto parts dealers, carpet retailers and other small businesses.

Of the remaining leases, 39 are on terms and conditions that require capitalization of the obligation.  Accordingly, as of September 30, 2003, we had capitalized $14.4 million as investment in real estate as a result of the transaction, and recognized a capital lease obligation of $13.7 million. The remaining 50 leases are classified as operating leases.  All of our subleases are accounted for as operating leases.

LOANS TO SENIOR EXECUTIVES.  The Company has employment agreements with Mr. Wiederhorn and Mr. Rosen, which allowed these executives to borrow a specified maximum amount from us to purchase shares of Common Stock.  We granted loans to Mr. Wiederhorn and Mr. Rosen prior to the passage of the Sarbanes-Oxley Act of 2002.  These loans are full recourse, secured loans bearing interest at the prime rate.  At September 30, 2003, in addition to the $2 million loan to Mr. Wiederhorn described below, we had outstanding loans to Mr. Wiederhorn, including accrued interest, of approximately $1.0 million.  The loans to Mr. Rosen were paid off before the 2002 year end.  The Company is not obligated to make additional advances on loans under the employment agreements.  The loan to Mr. Wiederhorn is further described as follows:

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

INVESTMENT IN BOURNE END.  In December 2000, we organized and led a group of investors to purchase all of the outstanding capital stock of Bourne End Properties Plc (“Bourne End”), a specialist investor in retail property.  At the time of the acquisition, Bourne End had approximately GBP 169.6 million of assets and GBP 123.1 million of debt.  The real estate assets consisted of 1.7 million square feet in fifteen shopping centers located in the United Kingdom.  As of September 30, 2003, Bourne End had sold eleven of the original fifteen shopping centers, including two properties sold during the nine months ended September 30, 2003. The sales are consistent with the investor group’s strategy to reposition each of the centers, including selected new capital expenditures on existing space and new development on excess or adjoining land, with the ultimate goal of reselling the properties.

Our investment in Bourne End decreased by $1.2 million to $4.4 million at September 30, 2003.  The decrease was primarily the result of cash distributions in the amount of $2.7 million received from Bourne End.  Under the equity method of accounting, these receipts are treated as a reduction in the carrying value of the investment.  The reduction in carrying value was partially offset by the recognition of our share of the earnings of Bourne End in the amount of $1.5 million.

RESTAURANT PROPERTY, PLANT AND EQUIPMENT, NET.  As a result of the acquisition and consolidation of Fatburger, we recorded restaurant property, plant and equipment, net of depreciation, of $5.7 million, consisting of $1.7 million in real estate used in the restaurant operation and $4.0 million in restaurant leasehold improvements, furniture, fixtures and equipment.

INTANGIBLE ASSETS, NET.  As a result of the acquisition and consolidation of Fatburger, we recorded intangible assets, net of amortization, of $5.7 million.  This consisted of trademark rights of approximately $3.9 million, franchise agreements of approximately $1.1 million and other miscellaneous intangible assets of $0.7 million.

GOODWILL.  As a result of the acquisition and consolidation of Fatburger, we recorded goodwill of $7.4 million.

OTHER ASSETS.  At September 30, 2003, the Company’s other assets consisted of the following:

Capitalized deferred compensation	$1,341,000
Receivable from bond trustee	1,193,000
Investment in operating leases	499,000
Mortgage servicing rights	278,000
Other	1,560,000
Total	$4,871,000

The capitalized deferred compensation included in other assets relates to the acquisition of George Elkins.  In conjunction with the acquisition, certain employees of George Elkins entered into long-term employment agreements.  These employees received payments totaling $1.9 million which we capitalized as deferred compensation.  The employees are obligated to perform under the employment agreements and must repay any unearned deferred compensation payments upon early termination.  The deferred compensation is earned ratably over the terms of the employment agreements, and we are amortizing the $1.9 million investment over the remaining terms, which range from 19 to 44 months.

BORROWINGS AND NOTES PAYABLE.  Borrowings and notes payable increased by approximately $2.7 million during the nine months ended September 30, 2003, primarily due to the acquisition of approximately $9.0 million in borrowings in connection with the consolidation of Fatburger and the issuance of a $2.8 million note payable in connection with the purchase of common stock, partially offset by the payment of borrowings related to mortgage-backed securities.

OBLIGATIONS UNDER CAPITAL LEASES.  Obligations under capital leases decreased approximately $2.9 million to $13.9 million.  This decrease was primarily the result of the repayment of $2.7 million obligations in connection with the purchase of the fee interest in fifteen retail buildings which had been part of our portfolio of leasehold interests, seven of which had previously been accounted for as capital leases.

OBLIGATION TO PURCHASE TREASURY STOCK.  During the nine months ended September 30, 2003, we fulfilled our obligation to purchase treasury stock under an exercised put option. On February 7, 2003, we purchased 1,044,760 shares of the Company’s common stock (the “Option Shares”) under a put option agreement (the “Put Option”) with a group of shareholders related to Lawrence A. Mendelsohn (the “Stockholders”).  Prior to his resignation on August 30, 2002, Mr. Mendelsohn was the President and a member of the Board of Directors of the Company.  Approximately $1.4 million of the total purchase price of $4.2 million was paid in cash to the Stockholders at closing.  The remaining purchase price of approximately $2.8 million was paid with a promissory note which matures 11 months following the closing date and bears interest at 0% for the first 90 days and 12% per annum thereafter.  The note is carried in “Borrowings and Notes Payable” at September 30, 2003 on the accompanying statements of financial condition.  However, subsequent to September 30, 2003, we prepaid the note in full.

DEFERRED INCOME.  Franchise fee revenue from the sales of individual Fatburger franchises is recognized only when all material services or conditions relating to the sales have been substantially performed or satisfied.  The completion of training and the opening of a location by the franchisee constitute substantial performance.  Nonrefundable deposits collected in relation to the sale of franchises are recorded as deferred franchise fees until the completion of training and the opening of the restaurant, at which time the franchise fee revenue is recognized.  As of September 30, 2003, our deferred income relating to the collection of unearned Fatburger franchise fees was $3.0 million.

DEFERRED INCOME TAXES.  Our deferred income taxes increased $2.3 million to $6.4 million at September 30, 2003.  This was primarily the result of an accrued provision for income taxes of $2.3 million.  As of September 30, 2003, we had, for U.S. Federal tax purposes, a net operating loss carryforward (“NOL”).  The NOL may significantly reduce or eliminate the future payment of the tax liability.  However, U.S. tax regulations impose limitations on the use of loss carry forwards following certain changes in ownership.  If such a change occurs, the limitation could significantly reduce the amount of benefits that would be available to offset future taxable income each year, starting with the year of ownership change.

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

STOCKHOLDERS’ EQUITY.  Stockholders’ equity increased by approximately $2.5 million during the nine months ended September 30, 2003 primarily due to our net income of $4.8 million, the issuance of new capital stock as a result of the exercise of stock options of $1.0 million, and increases in other comprehensive income of $0.1 million.  These increases were partially offset by declared dividends of $3.4 million.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund investments, engage in loan acquisition and lending activities, and for other general business purposes.  The primary sources of funds for liquidity during the nine months ended September 30, 2003, consisted of net cash provided by investing activities, including interest and principal payments related to our mortgage-backed securities portfolio and the sale of mortgage-backed securities.

Our borrowings and the availability of further borrowings are substantially affected by, among other things, changes in interest rates, changes in market spreads whereby the market value of the collateral securing such borrowings may decline substantially, or decreases in credit quality of underlying assets.  In the event of declines in market value or credit quality, we may be required to provide additional collateral for, or repay a portion of outstanding balances of, our short-term borrowing facilities. However, our borrowings against securities consist of non-recourse, short-term repurchase agreements held in wholly-owned subsidiaries.  As a result, our potential risk from collateral calls is limited to the equity in the assets being financed, which at September 30, 2003, totaled $15.3 million.  We consider the potential exposure to collateral calls to be significantly less than the $15.3 million equity since $14.1 million relates to our equity in a “AAA” rated FNMA security.  As of September 30, 2003, we had no outstanding collateral calls.  For additional information with respect to our monthly mark-to-market of our securities available for sale portfolio, see “CHANGES IN FINANCIAL CONDITION–SECURITIES AVAILABLE FOR SALE.”

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

At September 30, 2003, we had total consolidated secured indebtedness of $52.2 million, as well as $15.9 million of other liabilities. The consolidated secured indebtedness consisted of (i) $26.4 million of repurchase agreements secured by $41.7 million of mortgage-backed securities, (ii) $14.0 million outstanding of obligations under capital leases maturing between 2010 and 2040 which are secured by real estate, (iii) notes payable of $3.8 million, and (iv) long-term debt of Fatburger of $8.0 million secured by substantially all of the assets of Fatburger.  Approximately $26.4 million of this indebtedness had terms which allowed the lender to request additional collateral if the value of the underlying collateral declined.  However, due to the non-recourse nature of our repurchase agreements, our exposure to collateral calls is limited to the equity in the assets being financed.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices, and equity prices.  We have some exposure to foreign currency fluctuations (approximately 9% of the Company’s equity is invested in assets located in the United Kingdom at September 30, 2003), which we have mitigated through the purchase of a Great Britain pound (“GBP”) put option.  The contract entitles us to sell a total of GBP 7.5 million for U.S. dollars (“USD”) at an exchange rate of 1.46 USD per one GBP. The option expires during December 2003.  Due to the limited remaining term, the estimated fair value of these currency hedging contracts was approximately zero at September 30, 2003.

In October 2003, we entered into a forward commitment to sell GBP 2.25 million on December 1, 2003 for $1.6574 USD per one GBP.  We entered into this commitment to guarantee a favorable exchange rate for a portion of the GBP denominated funds that are scheduled to be received from the investment in Bourne End during the fourth quarter of 2003.

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

The following table quantifies the potential changes in net interest income and net portfolio value as of September 30, 2003 should interest rates go up or down (shocked) by 100 or 200 basis points, assuming the yield curves of the rate shocks will be parallel to each other and instantaneous. Net portfolio value is calculated as the sum of the value of off-balance sheet instruments and the present value of cash in-flows generated from interest-earning assets net of cash out-flows in respect of interest-bearing liabilities. The cash flows associated with the loan portfolios and securities available for sale are calculated based on prepayment and default rates that vary by asset but not by changes in interest rates. Projected losses, as well as prepayments, are generated based upon the actual experience with the subject pool, as well as similar, more seasoned pools. To the extent available, loan characteristics such as loan-to-value ratio, interest rate, credit history and product types are used to produce the projected loss and prepayment assumptions that are included in the cash flow projections of the securities.  The following table applies the U.S. Treasury yield curve generally for assets and LIBOR for repurchase agreement liabilities and assume a uniform change in both rates.  The table assumes that changes in interest rates occur  instantaneously.  The table also reflects that we have a significant exposure to LIBOR rates since our short-term repurchase agreement borrowings are generally based on LIBOR rates.  Actual results could differ significantly from those estimated in the table.

Projected Percent Change In

Change in Interest Rates (1)	Net Interest Income	Net Portfolio Value	Change in Annual Net Interest Income	Change in Net Portfolio Value
-200 Basis Points	4.0%	9.7%	$91,000	$4,538,000
-100 Basis Points	3.9%	4.3%	$88,000	$1,999,000
0 Basis Points	0.0%	0.0%	$—	$—
100 Basis Points	-2.2%	-3.1%	$(50,000)	$(1,468,000)
200 Basis Points	-4.4%	-6.1%	$(100,000)	$(2,859,000)

(1)                                  Assumes that uniform changes occur instantaneously in both the yield on 10-year U.S. Treasury notes and the interest rate applicable to U.S.  dollar deposits in the London interbank market.

The following table sets forth information as to the type of funding used to finance the Company’s assets as of September 30, 2003.  As indicated in the table, a large percentage of the Company’s fixed-rate assets are financed by floating-rate liabilities and the Company’s variable-rate assets are generally funded by variable-rate liabilities which use the same index.

Assets and Liabilities

As of September 30, 2003

(dollars in thousands)

	Basis Amount	Coupon Type	Liability	Type
Interest-Bearing Assets

Fixed-rate asset, financed floating	$3,688	Fixed	$2,523	LIBOR
Fixed-rate assets, no financing	5,197	Fixed	—	None
Variable-rate, financed variable	37,972	1 TCM (1)	23,859	LIBOR
Variable-rate assets, no financing	2,532	Prime	—	None
Cash and cash equivalents	15,132	N/A	—	None
Subtotal	64,521		26,382

Other Assets

Investments in real estate	22,231	N/A	13,949	Fixed
Investment in BEP	4,375	N/A	—	None
Restaurant property, plant and equipment	5,684	N/A	8,014	Fixed
Intangible assets, net	5,704	N/A	—	None
Goodwill	7,420	N/A	—	None
Other	4,871	N/A	—	None
Subtotal	50,285		21,963

Liability Only

Notes payable	—		3,828	Fixed
Deferred income	—		3,530	None
Deferred income taxes	—		6,418	None
Other	—		6,440	None
Total	$114,806		$68,561

(1)  1 TCM means the one year Treasury Constant Maturity Index.

Asset and liability management involves managing the timing and magnitude of the repricing of assets and liabilities.  It is our objective to attempt to control risks associated with interest rate movements.  Asset and liability management can utilize a wide variety of off-balance sheet financial techniques to assist it in the management of interest rate risk.  For example, in hedging the interest rate and exchange rate exposure of a foreign currency denominated asset or liability, we may enter into hedge transactions to counter movements in the different currencies as well as interest rates in those currencies.  These hedges may be in the form of currency and interest rate swaps, options, and forwards, or combinations thereof.  No such interest rate techniques were in use as of September 30, 2003.

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

The following table sets forth the estimated contractual maturity or repricing of our interest-earning  assets and interest-bearing liabilities at September 30, 2003.

As of September 30, 2003

(dollars in thousands)

	Within 3 Months	4 to 12 Months	One Year to 3 Years	More than 3 Years	TOTAL
Interest-sensitive assets(1):
Cash and cash equivalents	$15,132	$—	$—	$—	$15,132
Securities available for sale	—	—	37,972	4,434	42,406
Loans	3,031	702	—	298	4,031
Loans to senior executives	952	—	—	2,000	2,952
Total rate-sensitive assets	$19,115	$702	$37,972	$6,732	$64,521

Interest-sensitive liabilities :
Borrowings and notes payable	$27,618	$3,539	$3,099	3,968	$38,224
Obligations under capital leases	—	—	—	13,949	13,949
Total rate-sensitive liabilities	$27,618	$3,539	$3,099	$17,917	$52,173

Interest rate sensitivity gap	$(8,503)	$(2,837)	$34,873	$(11,185)
Cumulative interest rate sensitivity gap	$(8,503)	$(11,340)	$23,533	$12,348
Cumulative interest rate sensitivity gap as a percentage of total rate-sensitive assets	-13%	-18%	37%	19%

(1)  Real estate property holdings are not considered interest rate sensitive.

ITEM 4.  CONTROLS AND PROCEDURES

(a)                                  Evaluation of disclosure controls and procedures.  Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report, have concluded that our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

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

PART II – OTHER INFORMATION

Item 1.           Legal Proceedings.

During 2001, the Company’s Chief Executive Officer, Andrew Wiederhorn, and former president, Lawrence Mendelsohn, received letters from the United States Attorney’s office in Portland, Oregon advising them that they were targets of a grand jury investigation into the failure of Capital Consultants, L.L.C. (“CCL”).  CCL was a lender to a former affiliate of the Company.  The investigation is ongoing and it is not possible at this stage to predict its outcome.  Messrs. Wiederhorn and Mendelsohn, pursuant to the terms of their respective employment agreements, may be entitled to indemnity from the Company for litigation expenses and personal losses in connection with these investigations and any related litigation.  Messrs. Wiederhorn and Mendelsohn have notified the Company that they are reserving their rights to seek indemnity from the Company, however, they may be entitled to primary indemnification from other sources.  At this time, it is not possible to determine the extent of liability, if any, the Company may face with regard to these potential indemnity claims.  The Company has not received, nor agreed to, any indemnity requests.

On October 6, 2003, the Official Committee of Unsecured Creditors of Strouds Acquisition Corporation filed a lawsuit in the United States Bankruptcy Court (LA 03-23620-ER) which names the Company, among others, as defendants.  The complaint against the Company generally alleges that the structure of the Strouds financing package gave unfair advantage to the Company, to the detriment of the unsecured creditors.  The lawsuit, as it pertains to the Company, seeks reimbursement of the proceeds from the $2.0 million loan participation in Fleet Retail Finance Inc.’s senior secured credit facility (the “Fleet Participation”) and approximately $3.0 million in funds received in October 2003, which the Company is holding as collateral agent for other secured creditors.  The Company believes that the allegations are without merit with regard to the Fleet Participation and does not expect to incur a loss as a result of the lawsuit.  The $3.0 million being held as collateral agent for other secured creditors will continue to be held in trust, less reimbursements to the Company, from time-to-time, of the Company’s related legal costs, until the bankruptcy court resolves the dispute regarding its distribution.

Item 2.                     Changes in Securities and Use of Proceeds.

Not applicable.

Item 3.                     Defaults Upon Senior Securities.

Not applicable.

Item 4.                     Submission of Matters to a Vote of Security Holders.

None

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

The Stockholders exercised their right to require us to purchase the Option Shares on December 24, 2002.  The option price was determined to be $4.02 per share and the closing date was February 7, 2003.  One third of the purchase price for the shares purchased under the Option Agreement was paid in cash to the Stockholders at closing.  The remaining purchase price was paid with a promissory note which matures 11 months following the closing date and which bears interest at 0% for the first 90 days and 12% per annum thereafter.  The note may be prepaid at any time without penalty or premium.  Subsequent to September 30, 2003, the promissory note was prepaid in full.

Stock Purchase Loans to Officers

The Company has employment agreements with Mr. Wiederhorn and Mr. Rosen, which allowed these executives to borrow a specified maximum amount from us to purchase shares of Common Stock.  We granted loans to Mr. Wiederhorn and Mr. Rosen prior to the passage of the Sarbanes-Oxley Act of 2002.  These loans are full recourse, secured loans bearing interest at the prime rate.  At September 30, 2003, in addition to the $2.0 million loan to Mr. Wiederhorn described in “Loan to Executive Officer” below, we had outstanding loans to Mr. Wiederhorn, including accrued interest, of approximately $1.0 million.   The loans to Mr. Rosen were paid off before the 2002 year end.  The Company is not obligated to make additional advances on loans under the employment agreements.  The loan to Mr. Wiederhorn is further described as follows:

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

As of September 30, 2003, the trustees had allocated 285,500 shares to our employees and directors.

Business Use of Private Aircraft

During the nine months ended September 30, 2003, we paid $270,000 to Peninsula Capital Partners LLC (“Peninsula Capital”), an entity owned by Mr. Wiederhorn, for the Company’s business use of certain private aircraft.  The Board of Directors is aware of the relationship and approved the fees for the use of the aircraft.  The fee paid is a reimbursement of costs to Peninsula Capital for the Company’s use of the aircraft and is included in other expense on the accompanying statements of operations.

Item 6.           Exhibits and Reports on Form 8-K.

(a)     Reports on Form 8-K:

A Form 8-K was filed with the Securities and Exchange Commission by the Company on August 7, 2003 announcing the results of operations and financial condition for the three month and six month periods ending June 30, 2003.

A Form 8-K was filed with the Securities and Exchange Commission by the Company on August 13, 2003, announcing the completion of an amended and restated employment agreement with Andrew A. Wiederhorn, its chairman and chief executive officer.  In addition, the Company announced that it had also entered into an employment agreement with its chief financial officer, R. Scott Stevenson.

A Form 8-K was filed with the Securities and Exchange Commission by the Company on August 22, 2003, announcing its investment in Fatburger Holdings, Inc.

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

Date: November 13, 2003

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

2.5	Interim Finance and Stock Purchase Agreement, by and between the entities listed therein and the Registrant, dated as of August 15, 2003.

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

10.3

Amended and restated Employment Agreement between the Registrant and Andrew A. Wiederhorn, incorporated by reference to Exhibit 10.3 to the Form 8-K dated August 13, 2003, as previously filed with the SEC on August 13, 2003.

10.4

Amended Employment Agreement dated October 9, 1999, and amended and restated December 31, 2001, between the Registrant and Fog Cap L.P. and Robert G. Rosen, incorporated by reference to Exhibit 10.12 to the Form 10-K for the year ended December 31, 2001, as previously filed with the SEC on March 22, 2002.

10.5

Employment Agreement between the Registrant and R. Scott Stevenson dated as of June 30, 2003, incorporated by reference to Exhibit 10.5 to the Form 8-K dated August 13, 2003, as previously filed with the SEC on August 13, 2003.

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