Form 10-K
period 2003-12-31
FOG CUTTER CAPITAL GROUP INC
filed 2004-03-19
CIK 1048566

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2003
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 023911

Fog Cutter Capital Group Inc.
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	52-2081138 (IRS Employer Identification No.)
1410 SW Jefferson Street Portland, OR 97201 (Address of principal executive offices)(Zip Code)
(503) 721-6500 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $0.0001 per share

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2.). Yes ☐    No ☒

        The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price as quoted on NASDAQ on June 30, 2003 was $33,831,985.

        As of February 29, 2004, there were 8,677,200 shares outstanding, not including options to purchase 992,000 shares of Fog Cutter Capital Group Inc.'s common stock and 3,045,900 treasury shares, par value $0.0001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

        See Item 15 for a list of exhibits incorporated by reference into this report.

FOG CUTTER CAPITAL GROUP INC.

FORM 10K

FORWARD-LOOKING STATEMENTS

        CERTAIN STATEMENTS CONTAINED HEREIN AND CERTAIN STATEMENTS CONTAINED IN FUTURE FILINGS BY THE COMPANY WITH THE SEC MAY NOT BE BASED ON HISTORICAL FACTS AND ARE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. FORWARD-LOOKING STATEMENTS WHICH ARE BASED ON VARIOUS ASSUMPTIONS (SOME OF WHICH ARE BEYOND THE COMPANY'S CONTROL) MAY BE IDENTIFIED BY REFERENCE TO A FUTURE PERIOD OR PERIODS, OR BY THE USE OF FORWARD-LOOKING TERMINOLOGY, SUCH AS "MAY," "WILL," "BELIEVE," "EXPECT," "ANTICIPATE," "CONTINUE," OR SIMILAR TERMS OR VARIATIONS ON THOSE TERMS, OR THE NEGATIVE OF THOSE TERMS. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE SET FORTH IN FORWARD-LOOKING STATEMENTS DUE TO A VARIETY OF FACTORS, INCLUDING, BUT NOT LIMITED TO, THOSE RELATED TO THE ECONOMIC ENVIRONMENT, PARTICULARLY IN THE MARKET AREAS IN WHICH THE COMPANY OPERATES, THE FINANCIAL AND SECURITIES MARKETS AND THE AVAILABILITY OF AND COSTS ASSOCIATED WITH SOURCES OF LIQUIDITY, COMPETITIVE PRODUCTS AND PRICING, THE REAL ESTATE MARKET, FISCAL AND MONETARY POLICIES OF THE U.S. GOVERNMENT, CHANGES IN PREVAILING INTEREST RATES, ACQUISITIONS AND THE INTEGRATION OF ACQUIRED BUSINESSES, CREDIT RISK MANAGEMENT, ASSET/LIABILITY MANAGEMENT AND LITIGATION AND GOVERNMENT INVESTIGATIONS. EXCEPT AS MAY BE REQUIRED BY LAW, THE COMPANY DOES NOT UNDERTAKE, AND SPECIFICALLY DISCLAIMS ANY OBLIGATION, TO PUBLICLY RELEASE THE RESULTS OF ANY REVISIONS WHICH MAY BE MADE TO ANY FORWARD-LOOKING STATEMENTS TO REFLECT THE OCCURRENCE OF ANTICIPATED OR UNANTICIPATED EVENTS OR CIRCUMSTANCES AFTER THE DATE OF SUCH STATEMENTS.

Available Information

        Our website address is www.fccgi.com. We make our annual report on Form 10-K, as well as other reports filed with the Securities and Exchange Commission, available free of charge through our website as soon as reasonably practicable after they are filed. A copy of our annual report may also be obtained by writing to us at 1410 SW Jefferson Street, Portland, OR, 97201, Attn: Investor Reporting.

PART I

ITEM 1. BUSINESS

General

        Fog Cutter Capital Group Inc. ("FCCG" or the "Company") operates a restaurant business, conducts commercial mortgage lending and brokerage activities and makes real estate investments. The Company also seeks to acquire controlling interests in underperforming or undervalued operating businesses in which the Company's management skills and financial structuring can create value.

        The Company was originally incorporated as Wilshire Real Estate Investment Trust Inc. in the State of Maryland on October 24, 1997. However, we chose not to elect the tax status of a real estate investment trust ("REIT") and on January 25, 2001, we changed our name to Fog Cutter Capital Group Inc. to better reflect the diversified nature of our business. Our capital stock is quoted on the NASDAQ stock exchange under the ticker symbol "FCCG".

Business Strategy

        Our business strategy consists of developing, strengthening and expanding our restaurant and commercial real estate mortgage brokerage operations and continuing to identify and acquire real estate investments with favorable risk-adjusted returns. We also seek to identify and acquire controlling interests in other operating businesses in which we feel we can add value. Our operating segments consist of (i) restaurant operations conducted through our subsidiary, Fatburger Holdings, Inc. ("Fatburger"), (ii) commercial real estate mortgage brokerage activities conducted through our majority-owned subsidiary, George Elkins Mortgage Banking Company ("George Elkins") and (iii) real estate, merchant banking and financing activities. The following is a summary of each of the operating segments:

Restaurant Operations

        Fatburger operates or franchises over 50 hamburger restaurants located in California, Nevada, Arizona, Florida, Colorado and Washington. In August 2003, we provided an investment and financing package for Fatburger which involved our acquisition of the entire class of the Series A-1 Preferred and the Series D Preferred stock of Fatburger. Currently, we own approximately 83% of the voting control of Fatburger. Fatburger has plans to open additional restaurants including expansion into Oregon, Louisiana, Georgia, New York, Ohio, New Jersey, Texas, Missouri, Kansas, Pennsylvania, West Virginia, Virginia, North Carolina, South Carolina, and Michigan. Franchisees currently own and operate about half of the Fatburger locations.

Commercial Real Estate Mortgage Brokerage Operations

        In May 2002, we purchased a 51% ownership interest in George Elkins, a California mortgage banking operation, which provides brokerage services related to the production of over $600 million per year in commercial real estate mortgages. George Elkins is headquartered in Los Angeles, with satellite offices located throughout the southern California area and in Las Vegas. The mortgage brokerage operation also manages a commercial loan servicing portfolio in excess of $700 million for various investors.

Real Estate, Merchant Banking and Financing Operations

        We invest in or finance real estate, mortgage-backed securities and other real estate-related or finance-related assets. Our merchant banking and financing operations focus on the acquisition of controlling interests in businesses in the process of restructuring. This can take the form of assisting in a management buy-out, refinancing corporate debt or acquiring the "non-core" assets of a business.

Principal Assets

        We have set forth below information regarding our principal assets at December 31, 2003 and 2002:

	December 31, 2003		December 31, 2002
	Carrying Value	%	Carrying Value	%
		(dollars in thousands)
Mortgage-backed securities(1)	$35,510	32.6%	$59,318	53.7%
Investment properties	22,577	20.7	21,498	19.5
Cash and cash equivalents	19,607	18.0	14,505	13.1
Restaurant property, plant and equipment	5,897	5.4	—	—
Loans(2)	3,744	3.4	2,245	2.0
Investment in Bourne End Property Holdings Ltd ("Bourne End")	2,141	2.0	5,579	5.0
Intangible assets, net	5,640	5.2	—	—
Goodwill	7,300	6.7	—	—
Other assets	6,560	6.0	7,441	6.7

Total assets	$108,976	100.0%	$110,586	100.0%

(1)
Our mortgage-backed securities are secured primarily by residential mortgage loans.

(2)
Our loans are primarily secured by stock, commercial assets and real estate.

        The following sections provide additional information on our principal assets and operations as of December 31, 2003.

Restaurant Operation

        Fatburger Holdings Inc.    On August 15, 2003, we acquired a controlling interest in Fatburger Holdings, Inc. ("Fatburger"). Fatburger operates or franchises over 50 hamburger restaurants located in California, Nevada, Arizona and Washington. Franchisees currently own and operate about half of the Fatburger locations. Fatburger has agreements for approximately 250 new franchise restaurants.

        Based upon the outstanding shares currently eligible to vote, we acquired approximately 83% of the voting control of Fatburger as part of a $5.4 million investment and financing package provided by the Company. Our investment consists of the purchase of convertible preferred stock and redeemable convertible preferred stock. The acquisition price for the two classes of preferred convertible stock was $5.4 million. Based upon the relative fair value of the stock, the Company allocated $1.2 million of the purchase price to the convertible preferred ("Series A-1 Preferred") and $4.2 million to the redeemable preferred ("Series D Preferred"). The Series D Preferred has a liquidation preference of $6.0 million. It accrues a preferred dividend equal to 20% per annum of the liquidation preference. The Series D Preferred may be redeemed by Fatburger at any time for $6.0 million, plus accrued dividends, and is scheduled to be redeemed by May 15, 2004. The due date for the scheduled redemption of the Series D Preferred may be extended for nine additional months if Fatburger has redeemed at least $2.25 million by May 15, 2004 and has paid all accrued dividends, including a special 10% extension dividend (not to exceed $225,000) on the portion of the Series D Preferred being extended. The Series D Preferred initially has voting rights equal to approximately 63% of the voting control of Fatburger. In the event Fatburger fails to redeem the Series D Preferred by the scheduled redemption date, we will be issued additional stock to bring our total ownership and control of Fatburger to 90%.

        The Series A-1 Preferred is convertible into a 20% ownership interest of the common stock of Fatburger on a fully diluted basis. If Fatburger extends the scheduled redemption period of the Series D Preferred, the conversion feature of the Series A-1 Preferred increases to fully diluted 35% ownership interest in the common stock of Fatburger. The Series A-1 Preferred initially has voting rights equal to 20% of the voting control of Fatburger.

        The primary reason for the acquisition was to finance a management led buy-out of Fatburger's majority shareholders. We expect to earn preferred dividends on the investment in the Series D Preferred and convert our Series A-1 Preferred into common stock in order to participate in potential future increases in the value of Fatburger. We own the entire class of the Series A-1 Preferred and the Series D Preferred. Our ability to transfer the Series A-1 Preferred and the Series D Preferred is subject to certain restrictions. The shares are also entitled to certain co-sale rights. As a result of our voting control, we began reporting the operations of Fatburger on a consolidated basis beginning August 15, 2003.

        On March 10 2004, with our approval, Fatburger amended the redemption terms of the Series D Preferred. Under the amended terms, Fatburger may extend the redemption date of the Series D Preferred to May 15, 2006 by making a cash payment to us of at least $2,500,000 on or before May 15, 2004, which will first be applied against cumulative dividends, then to an extension fee of $225,000 and then to redeem the number of outstanding shares of Series D Preferred at the stated redemption price per share. In addition, Fatburger may extend the redemption date by one additional year, to May 15, 2007, by making an additional payment to us of at least $1,250,000 on or before May 15, 2006, which will first be applied against cumulative dividends, and then to redeem the number of outstanding shares of Series D Preferred at the stated redemption price per share.

        The following supplemental pro forma information discloses the results of operations for the three years ended December 31, 2003, 2002 and 2001, as though the acquisition of Fatburger had been completed as of the beginning of the period being reported. The supplemental pro forma information is presented in accordance with accounting principles generally accepted in the United States, but should be read in conjunction with the accompanying consolidated financial statements.

	Year Ended December 31,
	2003	2002	2001(1)
	(dollars in thousands)
Net interest income	$3,392	$4,192	$5,400
Real estate operating income (loss)	424	(184)	1,221
Restaurant operating income (loss)	(1,884)	(863)	(931)
Other operating income	23,566	30,023	(14,514)
Operating expenses	(17,410)	(13,804)	(9,032)

Net income (loss) before provision for taxes and cumulative effect of a change in accounting principle	8,088	19,364	(17,856)
Provision for income taxes	(3,676)	(3,494)	—

Net income (loss) before cumulative effect of a change in accounting principle	4,412	15,870	(17,856)
Cumulative effect of a change in accounting principle	—	—	(1,021)

Net income (loss)	$4,412	$15,870	$(18,877)

(1)
Fatburger was organized on August 15, 2001. As a result, the pro forma information for 2001 only includes Fatburger operations subsequent to August 15, 2001.

        The purchase price was allocated to the portion of Fatburger's tangible and identifiable intangible assets acquired and liabilities assumed by the Company based on their estimated fair values at the acquisition date. The allocation of the purchase price was based, in part, on third-party valuations of the fair values of identifiable intangible assets and restaurant property, plant, and equipment. The excess of the purchase price over the fair values of the portion of assets and liabilities acquired amounted to $7.1 million and was allocated to goodwill. The carryover basis of minority interest in the transaction was not material.

        The following table summarizes the allocated basis of the assets acquired and liabilities assumed as of the acquisition date (in thousands):

Current assets (primarily cash and accounts receivable)	$783
Restaurant property, plant and equipment	5,931
Goodwill	7,063
Identifiable intangible assets (primarily trademarks and franchise agreements)	5,662
Other assets	242
Current liabilities	(3,109)
Deferred income	(2,550)
Debt	(8,336)
Other liabilities	(286)

Net assets	$5,400

        The accompanying consolidated statements of financial condition include borrowings and notes payable of $7.8 million as of December 31, 2003 as a result of the consolidation of Fatburger. Of this amount, approximately $7.2 million is secured by substantially all of the assets of Fatburger, bears interest at fixed rates ranging from 8.0% to 9.5% and requires monthly payments of principal and interest, primarily through 2008. Fatburger's borrowing requires Fatburger to meet certain annual financial covenants, including maintaining a maximum funded debt to EBITDA ratio and a minimum fixed charge coverage ratio. These ratios are measured on an annual basis each June. Fatburger was not in compliance with certain of these covenants and obtained a waiver at June 29, 2003.

        As of December 31, 2003, borrowings and notes payable also include mandatory redeemable preferred stock (the "Series B Preferred") with a carrying value of $0.6 million which was issued by Fatburger to a third party on August 15, 2003. The Series B Preferred is redeemable by Fatburger for $1.5 million at any time, but must be redeemed by August 15, 2009. Under certain circumstances, the Series B Preferred shareholders may convert their shares into the common stock of Fatburger in an amount equal to the redemption price based upon the fair value of the common stock at the time of conversion. The Series B Preferred is entitled to dividends from Fatburger equal to 2.5% per annum of the redemption price. The Series B Preferred does not have voting rights.

Commercial Real Estate Mortgage Brokerage Operation

        George Elkins Mortgage Banking Company.    On May 15, 2002, we acquired a 51% ownership interest in George Elkins Mortgage Banking Company ("George Elkins"), a California mortgage banking operation, which provides brokerage services related to the production of over $600 million in commercial real estate loans annually. We began reporting the operations of George Elkins on a consolidated basis beginning May 15, 2002.

Mortgage-Backed Securities

        Mortgage-backed securities are interests in pools of mortgages that have been securitized and are usually issued in multiple classes ranging from the most senior to the most subordinate class. We have traditionally focused on the subordinated classes, which we believe offer higher risk-adjusted returns. However, during 2003 and 2002, we took advantage of market opportunities and sold the majority of our subordinated securities and partially replaced them with a FNMA "whole pool" certificate. As a result, at December 31, 2003, all of our mortgage-backed securities were not subordinated and were rated "AAA" or its equivalent except for approximately $2.2 million of remaining subordinated securities. On December 31, 2003, our portfolio of mortgage-backed securities consisted of 6 classes, representing interests in 5 securitizations from 5 different issuers. Other than the FNMA certificate, our remaining mortgage-backed securities are non-investment-grade classes of securitizations and provide credit enhancement to more senior classes by having a lower payment priority in the cash flow from the underlying mortgage loans and absorbing the first losses on the underlying mortgage loans. In "senior/subordinate" structures, each subordinated class has a principal face amount equal to the subordination level required for the classes, if any, which are senior to the respective subordinated class and the subordination level required at the respective rating (i.e., BBB, BB, B, NR). Our mortgage-backed securities consist of securities backed by loans that were originated and are being serviced by unaffiliated, non-governmental third parties.

        At December 31, 2003 and 2002, we valued our securities available for sale portfolio and recorded gross unrealized gains and losses thereon as follows:

	Amortized Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
December 31, 2003
Mortgage-backed securities	$33,809	$1,779	$78	$35,510
December 31, 2002
Mortgage-backed securities	$56,622	$2,702	$6	$59,318

(1)
The amortized cost of our securities is net of the market valuation losses and impairments discussed in "Item 7—Management's Discussion and Analysis of Financial Condition and Results

  of Operations." The gross unrealized losses represent market value changes that, unlike "market value loss and impairment," the Company believes are temporary.

        The portion of our mortgage-backed securities portfolio consisting of the FNMA certificate (approximately $33.4 million) is valued based on market quotes. The fair value of the remainder of our mortgage-backed securities portfolio, which consists of subordinated bonds, is determined by us at each reporting date by discounting the anticipated cash flows using certain estimates (e.g. prepayment speeds, default rates, severity of losses, and discount rate). We are responsible for developing these assumptions which include: (i) future rate of prepayment; (ii) discount rate used to calculate present value; and (iii) default rates and loss severity on loan pools underlying the mortgaged-backed securities. At December 31, 2003, we used an annual constant prepayment rate ranging from 25% to 50%, a discount rate ranging from 12% to 21%, and an annual constant default rate ranging from 0.7% to 0.8% with a loss severity of 50% in estimating the fair value of our interest in the subordinated mortgaged-backed securities. The future cash flows and the discount rate represent our best estimate; however, there can be no assurance that actual results will match these estimates. We review the fair value of our interest in the mortgage-backed securities by analyzing current interest rates, prepayment, discount rate and loss assumptions in relation to the actual experience and current rates of prepayment and loss prevalent in the underlying loan pools. Changes in these factors may lead to significant fluctuations in the fair value of our investment which may affect earnings, if the fair value decrease is determined by us to be of other-than-temporary nature.

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

        The following table provides information, as of December 31, 2003, regarding our mortgage-backed securities. The table sets forth the credit rating designated by the rating agency for each securitization structure. Classes designated "A" have a superior claim on payment to those rated "B", which are superior to those rated "C." Additionally, multiple letters have a superior claim to designations with fewer letters. Thus, for example, "BBB" is superior to "BB," which in turn is superior to "B." The lower class designations in any securitization will receive interest payments subsequent to senior classes and will experience losses prior to any senior class. The lowest potential class designation is not rated ("UNR") which, if included in a securitization, will generally receive interest last and experience losses first. The mortgage loans underlying the Company's mortgage-backed securities are primarily residential mortgage loans which generally may be prepaid at any time without penalty.

FOG CUTTER CAPITAL GROUP INC.
2003 Mortgaged-Backed Securities Schedule (Dollars in Thousands)

					Class
							Company Investment
						Class Balance at December 31, 2003
Issue Name	Class	Rating (1)	Issue Date	Collateral Type	Initial Class Balance		Percentage of Class	Company's Basis (2)
BSMSI 9606	B4	BB	12/1/96	Residential	$4,824	$3,254	69.47%	$170
FNMA POOL 668203	A	AAA	12/1/02	Residential	48,356	32,521	100.00%	33,498
MRFC 9802	B5	B	5/1/98	Residential	1,048	746	100.00%	229
PSEC 9303	B3	B	6/1/93	Residential	1,259	75	100.00%	—
WIFC 1998-3	B	UNR	9/1/98	Residential	1,778	606	100.00%	—
WIFC 1998-3	C	UNR	9/1/98	Residential	—	—	100.00%	—

					$57,265	$37,202		$33,897

(1)
UNR means the security is not rated.

(2)
Based on the amortized costs, which is the post-impairment basis (purchase price less amortization and impairment thereof) of the mortgage-backed securities. Includes $88,000 of accrued interest.

FOG CUTTER CAPITAL GROUP INC.
2003 Mortgaged-Backed Securities Schedule—Prepayment and other Information—(Dollars in Thousands)

	Constant Prepayment Rate of the Indicated Period(1)				Delinquency(1)(2)
Issue Name	1 Mo	3 Mon	6 Mon	12 Mon	30-59 Days	60-89 Days	90+ Days	Foreclosure	Real Estate Owned	Bankruptcy	Cumulative Losses
BSMSI 9606	NA	NA	NA	NA	$2,127	$628	$853	$750	$154	$1,066	$6,811
FNMA POOL 668203	30.6	25.3	36.5	34.3	N/A	N/A	N/A	N/A	N/A	N/A	N/A
MRFC 9802	43.8	50.3	72.5	76.8	277	—	—	261	—	674	503
PSEC 9303	73.3	49.9	75.9	69.7	—	—	—	—	—	100	—
WIFC 1998-3	50.8	50.8	50.8	50.8	73	138	792	210	—	—	1,808
WIFC 1998-3	50.8	50.8	50.8	50.8	73	138	792	210	—	—	1,808

N/A Not Available.

(1)
Data provided by trustees or services for the securities or other third-party sources. Delinquency data does not incorporate payment recency. For example, if a loan is 90 days delinquent at a pint in time, and from that point on makes each regular monthly payment, that loan would be current on a recency basis, but not on a contractual delinquency basis. Because, of this, for certain pools, delinquency rates may imply higher expected defaults than may actually occur. Cumulative losses include only those losses incurred on underlying mortgages since the inception date of the security.

(2)
Delinquency amounts do not include Foreclosure, Real Estate Owned, or Bankruptcy amounts included elsewhere in this table.

Real Estate

        We invest, both directly and indirectly, in commercial real estate. We currently hold indirect real estate investments through our 26% ownership interest in BEP (as defined below), which owns two shopping centers in England. The following table sets forth information regarding our direct investments in real estate at December 31, 2003:

Date Acquired	Name of Property	Location	Year Built/ Renovated	Net Leaseable Sq. Ft.	Approximate Percentage Leased at December 31, 2003	Net Book Value
10/09/02	56 Freestanding Retail Properties	Various U.S.	Various	282,000	81%	$19,508,000
04/6/98	Eugene Warehouse	Eugene, OR	Unknown	84,912	0%	1,622,000
04/21/98	Wilsonville-Land	Wilsonville, OR	N/A	474,804	N/A	1,447,000

						$22,577,000

N/A—Not applicable

        The following is a brief description of each of the properties set forth in the above table:

        Freestanding Retail Properties.    We own directly, or through capital leases, 56 freestanding retail buildings located throughout the United States. The buildings are approximately 4,500 square feet each and were originally developed during the 1970's and 1980's. The buildings are leased to a variety of tenants including convenience stores, video rental outlets, shoe stores and other small businesses. As of December 31, 2003, 10 of the buildings were vacant. We also control 47 similar retail locations through operating leases.

        Eugene Warehouse, 90005 Prairie Road, Eugene, Oregon.    This building is an 84,000-square-foot warehouse located on 4.5 acres with access to Interstate Route 5 via Belt Line Road and to the Eugene-Springfield metropolitan and Gateway areas. The property is within the West Eugene enterprise zone. This property is being marketed for lease or sale.

        Wilsonville Land.    This 10.9-acre parcel of undeveloped land is located in the city of Wilsonville, Oregon, and is being held for future development or sale.

        Indebtedness.    When it is beneficial to do so, our general strategy is to leverage our real estate investments by incurring borrowings secured by these investments. Set forth below is information regarding our indebtedness relating to our real estate as of December 31, 2003.

Property	Principal Amount	Interest Rate	Approximate Maturity	Amortization	Annual Payments
Freestanding Retail Properties	$12,683,000	8.50%	1/1/18	30 Years	$1,586,000
(subject to capital leases)

        The Wilsonville and Eugene properties are not currently subject to indebtedness.

Loans

        Our loans are primarily secured by stock, commercial assets and real estate. Our portfolio consists primarily of three loans with a total outstanding principal balance of $9.0 million. However, as a result of purchase discounts and other deferred income, the carrying value of these loans is $3.7 million. One of the loans, with a carrying value of $1.6 million is secured by substantially all of the common stock and assets of a corporation that develops and manufactures eyeglass lens production machinery. The remaining two loans are secured by commercial real estate. All of these loans mature in 2004. Based upon our carrying value, the effective interest rate on these loans at December 31, 2003 was 20%.

        During the fourth quarter of 2003, we wrote off our remaining investment in pools of commercial loans that had been purchased in non-performing status. These "charged-off" loans were purchased at a significant discount to the borrowers' total obligation. The amount of our impairment of these loans was approximately $0.3 million.

Other Subsidiaries and Investments

        We also invest in other finance related opportunities, including the debt or equity of corporations in the process of restructuring their operations:

        We have also acquired the following subsidiaries and made the following investments:

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

        At the time of the acquisition, Bourne End had approximately GBP 169.6 million of assets and GBP 123.1 million of debt. The real estate assets consisted of 1.7 million square feet in fifteen shopping centers located in the United Kingdom. Bourne End has sold thirteen of these properties since the acquisition, including four sales during 2003. The sales are consistent with the investor group's strategy to reposition each of the centers, including selected new capital expenditures on existing space and new development on excess or adjoining land, with the ultimate goal of reselling many of the properties.

        V Model Management.    On November 20, 2003, we invested approximately $0.2 million in a debt and equity financing package for V Model Management, a French modeling agency ("V Model"). Headquartered in Paris, V Model represents and promotes models for the fashion industry. Currently, V Model represents 90 male and 50 female models. Our investment included the acquisition of 51% of the outstanding common stock of V Model. As a result of our voting control, we began reporting the operations of V Model on a consolidated basis beginning November 20, 2003.

Funding Sources

        In order to maximize the return on our investments, we generally fund acquisitions with third-party debt and equity financing so that our invested capital represents a relatively small percentage of the purchase price. The principal sources for funding mortgage-backed securities have historically been repurchase agreements with major investment banks. Repurchase agreements are secured lending arrangements which involve the borrower selling an asset to a lender at a fixed price with the borrower having an obligation to repurchase the asset within a specified period (generally 30 days) at a higher price reflecting the interest cost of the loan. If the value of the underlying asset declines, as determined by the lender, the lender may request that the amount of the loan be reduced by cash payments from the borrower or additional collateral be provided by the borrower (generally known as "collateral calls"). Funding sources for real property assets generally involve capital leases or longer-term traditional mortgage financing with banks and other financial institutions. Our investments in corporate restructuring opportunities are often made without third-party leverage. We closely monitor rates and terms of competing sources of funds on a regular basis and generally seek to utilize the source which is the most cost effective. The following table sets forth information relating to our borrowings and other funding sources at December 31, 2003 and 2002.

	At December 31,
	2003	2002
	(dollars in thousands)
Borrowings and Notes payable:
Repurchase agreements	$25,318	$35,478
Notes payable by Fatburger	7,804	—

Total borrowings	33,122	35,478

Obligations under capital leases	12,942	16,847

Total borrowings and other funding sources	$46,064	$52,325

        The following table sets forth certain information related to the Company's borrowings. During the reported periods, borrowings were comprised of repurchase agreements, notes payable by Fatburger and obligations under capital leases. Averages are determined by utilizing month-end balances.

	December 31,
	2003	2002
	(dollars in thousands)
Average amount outstanding during the year	$50,584	$37,165
Maximum month-end balance outstanding during the year	$54,967	$44,659
Weighted average rate:
During the year	4.4%	4.5%
At end of year	4.7%	1.8%

Asset Quality

        Mortgage-Backed Securities.    A significant portion of our assets are mortgage-backed securities which represent beneficial interests in pools of residential mortgage loans. These loans are secured by residential one-to-four family real estate properties. Approximately 94% of the mortgage-backed securities portfolio consists of an AAA rated FNMA certificate for which market quotes are readily available.

        Real Estate.    Our real estate investments are carried at the lower of historical cost (net of depreciation) or estimated market value. Our estimate of market value is based upon comparable sales information for similar properties.

        Loans.    Our loans are secured by real estate, commercial assets and corporate stock. Our evaluation of the quality of our loans is based upon the underlying value of the collateral. We also give consideration to the credit performance of these loans.

Regulatory

        None.

Employees

        As of December 31, 2003, we had approximately 624 employees, which included approximately 36 employees of George Elkins and 575 employees of Fatburger.

ITEM 2. PROPERTIES

        Our corporate headquarters are located in Portland, Oregon, where we lease approximately 5,000 square feet of office space under a lease expiring in December 2004. We also lease executive offices in New York, Los Angeles and London.

ITEM 3. LEGAL PROCEEDINGS

        As the Company has previously disclosed and as reported in the media, the Company's Chief Executive Officer, Andrew Wiederhorn, and former President, Lawrence Mendelsohn, received letters from the United States Attorney's Office for the District of Oregon ("USAODO") in March 2001 advising them that they were targets of a grand jury investigation (the "CCL Investigation") into the failure of Capital Consultants, L.L.C ("CCL"). CCL was a lender to Wilshire Credit Corporation ("WCC") and related and affiliated companies. WCC was a mortgage loan servicing company owned by Mr. Wiederhorn and Mr. Mendelsohn that provided mortgage loan servicing for Wilshire Financial Services Group Inc., a public company for which Mr. Wiederhorn acted as CEO and Mr. Mendelsohn acted as President and which was principally engaged in banking, loan pool purchasing, and investing in mortgage-backed securities. As a result of the liquidity crisis in the financial markets in the fall of 1998, Wilshire Financial Services Group Inc. experienced significant losses and filed for bankruptcy, which in turn had a significant impact on its affiliates, including WCC, which could not repay the amounts borrowed from CCL. At the time, Wilshire Financial Services Group Inc. owned approximately 8.6% of the Company's common stock and managed the Company's investments under a management agreement.

        In August 2002, Mr. Mendelsohn resigned as President and Director of the Company. In November 2003, Mr. Mendelsohn entered into an agreement with the USAODO pursuant to which he plead guilty to filing a false 1998 personal tax return and agreed to cooperate in the CCL Investigation. Mr. Mendelsohn is awaiting sentence.

        The Company believes that the CCL Investigation is nearing conclusion as to Mr. Wiederhorn. Although the Company believes that the CCL Investigation is unrelated to Mr. Wiederhorn's activities as CEO of the Company or the Company's activities, in the event an indictment is returned against him or he pleads guilty to one or more offenses pursuant to an agreement with the USAODO, one or more potential negative consequences to the Company could result, including, among other things (i) the strong possibility that Mr. Wiederhorn would be unable to continue as a director and officer of the Company, including the risk that incarceration would be required and that the Company would need to make sure an appropriate management team was in place, (ii) concerns on the part of shareholders, clients and employees that could adversely affect the Company's stock price, and (iii) inquiries by regulatory agencies, such as the NASD and the SEC.

        The Company has been aware for a long time that (as previously disclosed) Mr. Wiederhorn was a target of the CCL Investigation and therefore has had time to plan for the possibility that Government action against him might require alternative corporate leadership. The Company has in place a plan to deal with the possible need to replace Mr. Wiederhorn on a short or long term basis that minimizes the adverse effects that his departure may cause.

        The Company notes that it has a strong liquidity position. Its financial condition is set forth in its most recent financial statements. Messrs. Wiederhorn and Mendelsohn, pursuant to the terms of their respective employment agreements, may be entitled to indemnity from the Company for litigation expenses and personal losses in connection with these investigations and any related litigation. Messrs. Wiederhorn and Mendelsohn have notified the Company that they are reserving their rights to seek indemnity from the Company; however, they may be entitled to primary indemnification from other sources. At this time, it is not possible to determine the extent of liability, if any; the Company may face with regard to these potential indemnity claims. The Company has not agreed to any indemnity requests.

        On October 6, 2003, the Official Committee of Unsecured Creditors of Strouds Acquisition Corporation filed a lawsuit in the United States Bankruptcy Court (LA 03-23620-ER) which names the Company, among others, as defendants. The lawsuit was amended on November 10, 2003 and limits the complaint against the Company solely in its capacity as collateral agent for certain secured creditors of Strouds. The lawsuit, as it pertains to the Company, seeks reimbursement of the proceeds from approximately $3.0 million in funds received in October 2003, which the Company is holding as collateral agent for other secured creditors. The $3.0 million being held as collateral agent will continue to be held in trust, less reimbursements to the Company, from time-to-time, of the Company's related legal costs, until the bankruptcy court resolves the dispute regarding its distribution. As of December 31, 2003, the Company had been reimbursed for legal fees in the amount of $0.3 million from the collateral agent funds. The Committee of unsecured creditors is seeking the refund of those fees. The Company believes that it will prevail in this matter and has not established a reserve for reimbursement.

        The Company is involved in various other legal proceedings occurring in the ordinary course of business, which the Company believes will not have a material adverse effect on the consolidated financial condition or operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Effective April 6, 1998, our common stock, par value $0.0001 per share (the "Common Stock") became quoted on the Nasdaq National Market. The Common Stock is quoted under the symbol "FCCG." The approximate number of record holders (not beneficial shareholders, as most shares are held in brokerage name) of our Common Stock at February 29, 2003, was 38.

        The following table sets forth the high and low sales prices for the Common Stock as quoted on Nasdaq for the periods indicated.

2003	High	Low
First quarter	$5.390	$3.660
Second quarter	$6.750	$4.700
Third quarter	$5.790	$4.900
Fourth quarter	$5.619	$5.020
2002	High	Low
First quarter	$2.670	$2.150
Second quarter	$3.950	$2.250
Third quarter	$3.600	$2.499
Fourth quarter	$3.920	$2.900

        During the year ended December 31, 2003, we declared four quarterly dividends of $0.13 per share, totaling $0.52 per share ($4.5 million). During the year ended December 31, 2002, we declared four quarterly dividends of $0.13 per share, totaling $0.52 per share ($5.1 million). We may declare and pay new quarterly dividends on our common stock in 2004, subject to our financial condition, results of operations and capital requirements as well as other factors deemed relevant by the Board of Directors.

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

        On February 17, 2004, the board of directors of the Company unanimously resolved, by written resolution effective February 17, 2004, that the Company may purchase shares of its common stock from its stockholders from time to time, in open market purchases or negotiated transactions, provided that the Company shall only purchase such shares in accordance with applicable law, including United States federal securities laws, including the safe harbor provisions of Rule 10b-18 of the Securities Act of 1934, as amended.

        Effective March 1, 2004, the Company made available to shareholders, an automatic dividend reinvestment plan through The Bank of New York. The Plan enables shareholders to reinvest their quarterly cash dividends and make supplemental cash contributions up to $10,000 per month, with a maximum amount of $60,000 per year, toward the purchase of the Company's common stock. Participation in the plan is voluntary.

ITEM 6.    SELECTED FINANCIAL DATA

        The following table sets forth selected historical, financial and operating data on a consolidated basis at December 31, 2003, 2002, 2001, 2000 and 1999 and for the years then ended. The information contained in this table should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our historical consolidated financial statements, including the notes thereto, included elsewhere in this report.

	2003	2002	2001	2000	1999
	(dollars in thousands)
Statement of Operations Data:
Net Interest Income:
Loans	$1,466	$557	$2,394	$3,900	$6,740
Securities	2,422	5,277	7,328	10,718	15,342
Other investments	173	264	226	460	604

Total interest income	4,061	6,098	9,948	15,078	22,686
Interest expense	669	1,906	4,548	7,704	12,897

Net interest income before loan losses	3,392	4,192	5,400	7,374	9,789
Recovery of (provision for) loan losses	—	—	—	555	1,150

Net interest income after loan losses	3,392	4,192	5,400	7,929	10,939

Real Estate Operations:
Operating income	4,026	927	2,197	4,870	7,148
Operating expense	(1,930)	(669)	(418)	(601)	(205)
Interest expense	(1,335)	(333)	(1,244)	(2,742)	(4,546)
Gain on sale of real estate	279	49	1,142	5,404	150
Depreciation	(616)	(158)	(456)	(993)	(1,102)

Total real estate operations	424	(184)	1,221	5,938	1,445

Restaurant Operations:
Operating income	7,502	—	—	—	—
Cost of goods sold	(4,556)	—	—	—	—
Franchise and royalty fees	463	—	—	—	—
General and administrative costs	(3,514)	—	—	—	—
Interest expense	(319)	—	—	—	—
Depreciation and amortization	(494)	—	—	—	—

Total restaurant operations	(918)	—	—	—	—

Other Operating Income (Loss):
Loan origination income	5,408	2,315	—	—	—
Market valuation losses and impairments	(762)	(400)	(11,422)	(22,257)	(30,029)
Provision for litigation claims	—	—	(2,000)	(225)	(4,077)
Equity in earnings (losses) of equity investees	4,934	1,100	(1,335)	—	—
Gain on sale of loans and securities	12,520	28,045	1,001	5,356	1,326
Other income (loss), net	1,466	(1,037)	(758)	29	180

Total other operating income (loss)	23,566	30,023	(14,514)	(17,097)	(32,600)

Operating Expenses:
Compensation and employee benefits	11,781	8,615	5,147	7,869	1,353
Professional fees	1,925	2,158	1,365	1,973	3,654
Other	3,704	3,031	2,520	2,470	1,424

Total operating expenses	17,410	13,804	9,032	12,312	6,431

Net income (loss) before provision for income taxes and cumulative effect of a change in accounting principle	9,054	20,227	(16,925)	(15,542)	(26,647)
Provision for income taxes	3,655	3,522	—	—	—

Net income (loss) before cumulative effect of a change in accounting principle	5,399	16,705	(16,925)	(15,542)	(26,647)
Cumulative effect of a change in accounting principle	—	—	(1,021)	—	—

Net income (loss)	$5,399	$16,705	$(17,946)	$(15,542)	$(26,647)

	Year Ended December 31,
	2003	2002	2001	2000	1999
Basic net income (loss) per share before cumulative effect of a change in accounting principle	$0.62	$1.69	$(1.61)	$(1.48)	$(2.33)
Cumulative effect per share of change in accounting principle	—	—	(.10)	—	—

Basic net income (loss) per share	$0.62	$1.69	$(1.71)	$(1.48)	$(2.33)

Weighted average shares outstanding	8,651,500	9,905,900	10,507,413	10,507,413	11,443,021
Diluted net income (loss) per share before cumulative effect of a change in accounting principle	$0.62	$1.66	$(1.61)	$(1.48)	$(2.33)
Cumulative effect per share of change in accounting principle	—	—	(.10)	—	——

Diluted net income (loss) per share	$0.62	$1.66	$(1.71)	$(1.48)	$(2.33)

Diluted weighted average shares outstanding	8,767,400	10,049,100	10,525,413	10,507,413	11,443,021
Cash Flow Data:
Net cash (used in) provided by operating activities	$(7,957)	$(8,081)	$22,316	$(91)	$(12,215)
Net cash provided by (used in) investing activities	$35,229	$25,767	$37,413	$71,072	$138,283
Net cash (used in) provided by financing activities	$(22,469)	$(9,994)	$(56,358)	$(73,270)	$(124,969)
Other Data:
Dividends declared per share	$0.52	$0.52	$0.39	$—	$—
	At December 31,
	2003	2002	2001	2000	1999
Total assets	$108,976	$110,586	$82,057	$150,304	$218,666
Cash and cash equivalents	$19,607	$14,505	$6,753	$3,394	$5,862
Securities available for sale, at estimated fair value	$35,510	$59,317	$51,783	$74,731	$104,572
Loans	$3,744	$2,245	$4,819	$30,404	$31,634
Investments in real estate	$22,577	$21,498	$4,471	$24,767	$63,225
Investments in WFSG and affiliates	$—	$—	$5,893	$5,593	$9,657
Investments in Bourne End	$2,141	$5,579	$5,195	$6,719	$—
Borrowings and notes payable	$33,122	$35,478	$37,966	$88,930	$161,365
Obligations under capital leases	$12,942	$16,847	$—	$—	$—
Total stockholders' equity	$45,381	$44,207	$38,799	$55,651	$50,872

        Our net earnings during 2003 and 2002 have come primarily from the sale of mortgage-backed securities and from the sale of real estate by our Bourne End subsidiary. These types of assets have now become a less significant part of our balance sheet and significant earnings from the sale of these assets is not expected to continue. We have reinvested a portion of the proceeds from the sale of these assets into the acquisition of Fatburger, and will continue to emphasize our restaurant operations and other business segments. Future earnings will depend upon the success of our existing operations, such as Fatburger and George Elkins, as well the redeployment of our cash.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

        The following discussion should be read in conjunction with the Consolidated Financial Statements of the Company and notes thereto.

GENERAL

        Our business strategy consists of developing, strengthening and expanding our restaurant and commercial real estate mortgage brokerage operations and continuing to identify and acquire real estate investments with favorable risk-adjusted returns. We also seek to identify and acquire controlling interests in other operating businesses in which we feel we can add value. We make acquisitions where our expertise in intensive asset management, credit analysis and financial structuring can create value and provide an appropriate risk-adjusted rate of return. We maintain a flexible approach with respect to the nature of our business, seeking to take advantage of opportunities as they arise or are developed.

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

Valuation

        At December 31, 2003, our largest asset consisted of our portfolio of mortgage-backed securities. Listed market prices are available for the majority of this portfolio, which consists primarily of a $33.3 million FNMA certificate. Listed market prices or broker value opinions are not available for the remaining $2.2 million subordinated mortgage-backed securities in our portfolio and, as a result, the fair values of these assets are determined by us, using a third-party valuation model and internally developed assumptions.

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

        We value our real estate holdings either by independent appraisal or though internally generated analysis using comparable market data.

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

        We recognize gain on sales of real estate under the full accrual method when (1) a sale is consummated, (2) the buyer's initial and continuing investments are adequate to demonstrate a commitment to pay for the property, (3) any receivable from the buyer is not subject to future subordination and (4) the usual risks and rewards of ownership of the property have been transferred to the buyer. If any of these conditions are not met, our accounting policy requires that gain on sale be deferred until all of the conditions have been satisfied.

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

        In addition to franchise fee revenue, Fatburger collects a royalty ranging from 5% to 6% of gross sales from restaurants operated by franchisees. Fatburger recognizes royalty fees as the related sales are made by the franchisees. Costs relating to continuing franchise support are expensed as incurred. An advertising fee equal to 2% of gross sales from restaurants operated by franchisee and owned stores is collected by Fatburger. These fees are set aside to be used for a marketing program that benefits the entire group, as defined by the franchise circular. A liability is recorded related to the amounts collected or to be collected based upon the restaurants gross sales. Fatburger expenses advertising costs upon the inception of the advertising campaign, after first reducing the advertising liability for those that the marketing program is funding. Total advertising expense amounted to $0.3 million for the period from August 16, 2003 through December 28, 2003.

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

Operating Segments

        As a result of the acquisition of Fatburger during 2003, the Company has reportable operating segments. Our operating segments consist of (i) restaurant operations conducted through our subsidiary, Fatburger Holdings, Inc. ("Fatburger"), (ii) commercial real estate mortgage brokerage activities conducted through our majority-owned subsidiary, George Elkins Mortgage Banking Company

("George Elkins") and (iii) real estate, merchant banking and financing activities. The following is a summary of each of the operating segments:

Restaurant Operations

        Fatburger operates or franchises over 50 hamburger restaurants located in California, Nevada, Arizona, Florida, Colorado and Washington. In August 2003, we provided an investment and financing package for Fatburger which involved our acquisition of the entire class of the Series A-1 Preferred and the Series D Preferred stock of Fatburger. Currently, we own approximately 83% of the voting control of Fatburger. Fatburger has plans to open additional restaurants including expansion into Oregon, Louisiana, Georgia, New York, Ohio, New Jersey, Texas, Missouri, Kansas, Pennsylvania, West Virginia, Virginia, North Carolina, South Carolina, and Michigan. Franchisees currently own and operate about half of the Fatburger locations.

Commercial Real Estate Mortgage Brokerage Operations

        In May 2002, we purchased a 51% ownership interest in George Elkins, a California mortgage banking operation, which provides brokerage services related to the production of over $600 million per year in commercial real estate mortgages. George Elkins is headquartered in Los Angeles, with satellite offices located throughout the southern California area. The mortgage brokerage operation also manages a commercial loan servicing portfolio in excess of $700 million for various investors. The Company earned mortgage servicing fees of $0.7 million during 2003, which are included in other revenue in the accompanying consolidate statements of operations.

Real Estate, Merchant Banking and Financing Operations

        We invest in or finance real estate, mortgage-backed securities and other real estate-related or finance-related assets. Our merchant banking and financing operations focus on the acquisition of controlling interests in businesses in the process of restructuring. This can take the form of assisting in a management buy-out, refinancing corporate debt or acquiring the "non-core" assets of a business.

        Segment data for the twelve months ended December 31, 2003, and 2002, 2001 are as follows (dollars in thousands):

	Real Estate, Merchant Banking and Finance			Mortgage Brokerage			Restaurant			Total
	Twelve months ended December 31,			Twelve months ended December 31,			Twelve months ended December 31,			Twelve months ended December 31,
	2003	2002	2001	2003	2002	2001	2003	2002	2001	2003	2002	2001
Net Interest Income:
Loans	$1,466	$557	$2,394	$—	$—	$—	$—	$—	$—	$1,466	$557	$2,394
Securities	2,422	5,277	7,328	—	—	—	—	—	—	2,422	5,277	7,328
Other investments	170	262	226	3	2	—	—	—		173	264	226

Total interest income	4,058	6,096	9,948	3	2	—	—	—	—	4,061	6,098	9,948
Interest expense	669	1,906	4,548	—	—	—	—	—	—	669	1,906	4,548

Net interest income	3,389	4,190	5,400	3	2	—	—	—	—	3,392	4,192	5,400

Real estate operations:
Operating revenue	4,026	927	2,197	—	—	—	—	—	—	4,026	927	2,197
Operating expense	(1,930)	(669)	(418)	—	—	—	—	—	—	(1,930)	(669)	(418)
Gain on sale of real estate	279	49	1,142	—	—	—	—	—	—	279	49	1,142
Interest expense	(1,335)	(333)	(1,244)	—	—	—	—	—	—	(1,335)	(333)	(1,244)
Depreciation	(616)	(158)	(456)	—	—	—	—	—	—	(616)	(158)	(456)

Total real estate operations	424	(184)	1,221	—	—	—	—	—	—	424	(184)	1,221

Restaurant operations:
Operating income	—	—	—	—	—	—	7,502	—	—	7,502	—	—
Cost of goods sold	—	—	—	—	—	—	(4,556)	—	—	(4,556)	—	—
Franchise and royalty fees	—	—	—	—	—	—	463	—	—	463	—	—
General and administrative costs	—	—	—	—	—	—	(3,514)	—	—	(3,514)	—	—
Interest Expense	—	—	—	—	—	—	(319)	—	—	(319)	—	—
Depreciation and amortization	—	—	—	—	—	—	(494)	—	—	(494)	—	—

Total restaurant operations	—	—	—	—	—	—	(918)	—	—	(918)	—	—

Other operating income:
Market valuations and impairments	(762)	(400)	(11,422)	—	—	—	—	—	—	(762)	(400)	(11,422)
Equity in earnings of equity investee	4,934	1,100	(1,335)	—	—	—	—	—	—	4,934	1,100	(1,335)
Gain on sale of loans and securities	12,520	28,045	1,001	—	—	—	—	—	—	12,520	28,045	1,001
Provision for litigation claims	—	—	(2,000)	—	—	—	—	—	—	—	—	(2,000)
Loan brokerage fees	—	—	—	5,408	2,315	—	—	—	—	5,408	2,315	—
Other revenue (loss)	1,039	(1,424)	(758)	427	387	—	—	—	—	1,466	(1,037)	(758)

Total other operating income	17,731	27,321	(14,514)	5,835	2,702	—	—	—	—	23,566	30,023	(14,514)

Operating expenses:
Compensation and employee benefits	6,932	6,273	5,147	4,849	2,342	—	—	—	—	11,781	8,615	5,147
Professional fees	1,756	2,018	1,365	169	140	—	—	—	—	1,925	2,158	1,365
Other	2,806	2,544	2,520	898	487	—	—	—	—	3,704	3,031	2,520

Total operating expenses	11,494	10,835	9,032	5,916	2,969	—	—	—	—	17,410	13,804	9,032

Net income (loss) before provision for income taxes and cumulative effect of a change in accounting principle	10,050	20,492	(16,925)	(78)	(265)	—	(918)	—	—	9,054	20,227	(16,925)
Provision for income taxes	3,454	3,522	—	—	—	—	201	—	—	3,655	3,522	—

Net income (loss) before cumulative effect of a change in accounting principle	6,596	16,970	(16,925)	(78)	(265)	—	(1,119)	—	—	5,399	16,705	(16,925)
Cumulative effect of a change in accounting principle	—	—	(1,021)	—	—	—	—	—	—	—	—	(1,021)

Net income (loss)	$6,596	$16,970	$(17,946)	$(78)	$(265)	—	$(1,119)	$—	$—	$5,399	$16,705	$(17,946)

Segment assets	$87,179	$107,561	$82,057	$2,230	$3,025	$—	$19,567	$—	$—	$108,976	$110,586	$82,057

RESULTS OF OPERATIONS—2003 Compared to 2002

        NET INCOME. Our net income for the year ended December 31, 2003 amounted to $5.4 million, or $0.62 per share, compared to net income of $16.7 million, or $1.69 per share for the year ended December 31, 2002. The 2003 net income was primarily the result of gains on the sale of loans and securities of $12.5 million, and equity in earnings of equity investees of $4.9 million, which were partially offset by our operating expenses. The 2002 net income was primarily the result of gains on the sale of loans and securities of $28.0 million, partially offset by our operating expenses.

        The following sections describe the results of operations of our operating segments for the years ended December 31, 2003 and 2002:

  Real Estate, Merchant Banking, and Financing Segment

	For the Year Ended December 31, 2003
	Average Balance	Interest Income (Expense)	Yield/Rate
	(dollars in thousands)
Interest-Earning Assets:
Loan portfolios(1)	$6,470	$1,466	22.7%
Mortgage-backed securities available for sale	49,906	2,422	4.9
Other investments	15,526	173	1.1

Total interest-earning assets	$71,902	$4,061	5.7%

Interest-Bearing Liabilities:
Borrowings(2)	$30,291	$(669)	2.2%

Total interest-bearing liabilities	$30,291	$(669)	2.2%

Net interest income before provision for loan losses/spread(3)		$3,392	3.5%

Net interest margin(4)			4.7%

(1)
Includes loans to a senior executive which were originated prior to restrictions on loans to executive officers being imposed by the Sarbanes—Oxley Act of 2002.

(2)
Borrowings and interest expense relating to real estate investments are not included in this analysis.

(3)
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

        NET INTEREST INCOME. The following tables set forth information regarding the total amount of income from interest-earning assets and expenses from interest-bearing liabilities and the resulting average yields and rates:

	For the Year Ended December 31, 2002
	Average Balance	Interest Income (Expense)	Yield/Rate
	(dollars in thousands)
Interest-Earning Assets:
Loan portfolios(1)	$4,467	$557	12.4%
Mortgage-backed securities available for sale	47,937	5,277	11.0
Other investments	16,017	264	1.7

Total interest-earning assets	$68,421	$6,098	8.9%

Interest-Bearing Liabilities:
Borrowings(2)	$36,310	$(1,906)	5.2%

Total interest-bearing liabilities	$36,310	$(1,906)	5.2%

Net interest income before provision for loan losses/spread(3)		$4,192	3.7%

Net interest margin(4)			6.1%

(1)
Includes loans to senior executives granted prior to the Sarbanes—Oxley Act of 2002.

(2)
Borrowings and interest expense relating to real estate investments are not included in this analysis.

(3)
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

        REAL ESTATE OPERATIONS. During the years ended December 31, 2003 and 2002, real estate operating income was comprised primarily of $4.0 million and $0.9 million, respectively, in gross rental and other income earned on these investments. Expenses incurred on real estate investments for the years ended December 31, 2003 and 2002 include $1.3 million and $0.3 million, respectively, of interest expense, $1.9 million and $0.7 million, respectively, of rental operating expense and $0.6 million and $0.2 million, respectively, of depreciation expense. We also recorded gains on the sale of real estate of $0.3 million and $0.1 million, respectively, for the years ended December 31, 2003, and 2001. The increase in real estate operations was the result of our acquisition of freestanding retail buildings during the fourth quarter of 2002 and during 2003.

        OTHER OPERATING INCOME. Our other operating income was approximately $23.6 million for the year ended December 31, 2003. This compares to a net income of $30.0 million for the years ended December 31, 2002. The primary components of our net other operating income includes the following:

        Gain on the Sale of Loans and Securities.    During the years ended December 31, 2003 and 2002, we sold loans and securities to unrelated third parties for approximately $16.0 million and $79.5 million, respectively, resulting in gains of approximately $12.5 million and $28.0 million, respectively.

        Market Valuation Losses and Impairments.    During the year ended December 31, 2003, and 2002, we incurred market valuation losses and impairments of $0.8 million and $0.4 million, respectively, on investments in loans and real estate.

        Equity in Earnings of Equity Investees.    During 2003 and 2002, Bourne End sold properties and retired indebtedness, a process which began during the fourth quarter of 2001.    For the years ended December 31, 2003, and 2002, we recorded $5.0 million and $1.1 million, respectively, in earnings relating to our share of the net income of Bourne End.

        OPERATING EXPENSES. During 2003, operating expenses of the real estate merchant banking, and finance segment were comprised of compensation and employee benefits of $6.9 million, professional fees of $1.8 million and other costs of $2.8 million.

        During 2002, operating expenses of the merchant banking, real estate and finance segment were comprised of compensation and employee benefits of $6.3 million, professional fees of $2.0 million and other costs of $2.5 million.

Commercial Real Estate Mortgage Brokerage Segment

        Our net loss from the commercial real estate brokerage segment was approximately $0.1 million for the year ended December 31, 2003. During the seven month period of our ownership of George Elkins during 2002, our net loss from the commercial real estate brokerage segment was $0.3 million. During the 2003 period, we recognized loan brokerage fees of $5.4 million, loan servicing and other revenue of $0.4 million, which was offset by compensation expense of $4.8 million and other operating expense of $1.1 million. During the seven month period of our ownership during 2002, we recognized loan brokerage fees of $2.3 million, loan servicing and other revenue of $0.4 million, which was offset by compensation expense of $2.3 million and other operating expense of $0.6 million.

Restaurant Segment

        During the five months from acquisition through December 31, 2003, we recognized a net loss from our restaurant segment of $1.1 million. This was primarily the result of net sales (net of cost of goods sold) of $2.9 million and franchise and royalty revenue of $0.5 million, offset by general and administrative cost of $3.5 million, interest expense of $0.3 million, depreciation and amortization of $0.5 million and a provision for income taxes of $0.2 million.

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

        The following sections describe the results of operations of our operating segments for the year ended December 31, 2002, and 2001:

  Real Estate, Merchant Banking, and Financing Segment

          NET INTEREST INCOME. The following tables set forth information regarding the total amount of income from interest-earning assets and expenses from interest-bearing liabilities and the resulting average yields and rates:

	For the Year Ended December 31, 2002
	Average Balance	Interest Income (Expense)	Yield/Rate
	(dollars in thousands)
Interest-Earning Assets:
Loan portfolios(1)	$4,467	$557	12.4%
Mortgage-backed securities available for sale	47,937	5,277	11.0
Other investments	16,017	264	1.7

Total interest-earning assets	$68,421	$6,098	8.9%

Interest-Bearing Liabilities:
Borrowings(2)	$36,310	$(1,906)	5.2%

Total interest-bearing liabilities	$36,310	$(1,906)	5.2%

Net interest income before provision for loan losses/spread(3)		$4,192	3.7%

Net interest margin(4)			6.1%

(1)
Includes loans to senior executives.

(2)
Borrowings and interest expense relating to real estate investments are not included in this analysis.

(3)
Net interest spread represents the unweighted difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(4)
Net interest margin represents net interest income divided by average interest-earning assets.

	For the Year Ended December 31, 2001
	Average Balance	Interest Income (Expense)	Yield/Rate
	(dollars in thousands)
Interest-Earning Assets:
Loan portfolios	$24,149	$2,394	9.9%
Mortgage-backed securities available for sale	59,873	7,328	12.2
Other investments	3,809	226	5.9

Total interest-earning assets	$87,831	$9,948	11.3%

Interest-Bearing Liabilities:
Borrowings(1)	$62,207	$(4,548)	7.3%

Total interest-bearing liabilities	$62,207	$(4,548)	7.3%

Net interest income before provision for loan losses/spread(2)		$5,400	4.0%

Net interest margin(3)			6.1%

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

        OTHER OPERATING INCOME. Our other operating income was approximately $30.0 million for the year ended December 31, 2002. This compares to a loss of $14.5 million for the years ended December 31, 2001. The primary components of our net other operating income (loss) includes the following:

        Market Valuation Losses and Impairments.    During the year ended December 31, 2002, we incurred market valuation losses and impairments of $0.4 million on an investment in real estate. Market valuation losses and impairments for the year ended December 31, 2001 were $11.4 million. This amount includes $8.7 million of market valuation losses and impairments related to our portfolio of mortgage-backed securities available for sale, $0.5 million related to our investment in loans, $2.0 million related to our investment in prepaid service fees in an affiliate of WFSG, and $0.2 million related to our investment in real estate.

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

        Equity in Earnings (Losses) of Equity Investees.    During 2002, Bourne End sold properties and retired indebtedness, a process which began during the fourth quarter of 2001.    For the year ended December 31, 2002, we recorded $1.1 million in earnings relating to our share of the net income of Bourne End. During 2001, the Company recorded $1.3 million in operating losses relating to this investment.

        Gain on the Sale of Loans and Securities.    During the years ended December 31, 2002 and 2001, we sold loans and securities to unrelated third parties for approximately $79.5 million and $14.7 million, respectively, resulting in gains of approximately $28.0 million and $1.0 million, respectively.

        OPERATING EXPENSES. During 2002, operating expenses of the merchant banking, real estate and finance segment were comprised of compensation and employee benefits of $6.3 million, professional fees of $2.0 million and other costs of $2.5 million.

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

Commercial Real Estate Mortgage Brokerage Operations

        We began consolidating the operations of George Elkins in May of 2002. During the seven months of our ownership, we recognized loan brokerage fees of $2.3 million, loan servicing and other revenue of $0.4 million, which was offset by compensation expense of $2.3 million and other operating expense of $0.7 million.

Restaurant Operations

        We had no restaurant operations during 2002 or 2001.

CHANGES IN FINANCIAL CONDITION

        During 2003, total assets decreased slightly to $109.0 million from $110.6 million at December 31, 2002. This decrease was primarily the result of a net decrease of $23.8 million in investments in mortgage-backed securities. These decreases were partially offset by the acquisition of Fatburger, which added approximately $19.6 million in consolidated assets. Total liabilities decreased $2.7 million during the year to $63.6 million, primarily as a result of net decreases of $2.4 million in borrowings and notes payable, $3.9 million in obligations under capital leases associated with the acquisition of real estate, and the satisfaction of an obligation to purchase treasury stock of $4.2 million. These decreases were partially offset by increases in deferred franchise income of $3.7 million, deferred income taxes of $2.8 million and other liabilities of $1.2 million. Stockholders' equity increased by $1.2 million during 2003 to $45.4 million. This was primarily the result of our earnings of $5.4 million and the issuance of $1.0 million in common stock as the result of the exercise of stock options, partially offset by dividends declared of $4.5 million.

        SECURITIES AVAILABLE FOR SALE. At December 31, 2003, securities available for sale included mortgage-backed securities with an aggregate market value of $35.5 million, including realized and unrealized gains or losses, compared to $59.3 million at December 31, 2002. This decrease of $23.8 million is primarily due to the sale of $16.0 million of securities and net principal payments received of $19.3 million, partially offset by net increases in market value of $12.2 million.

        We entered into an employment agreement with Robert G. Rosen which entitles him to a bonus payment based upon the excess of the cumulative net proceeds from the sale of certain of our mortgage-backed securities over a specified target amount (as defined in the employment agreement). There are approximately $1.7 million in mortgage-backed securities remaining at December 31, 2003, which are subject to the bonus arrangement. The unrealized holding gain on securities available for sale included in other comprehensive income has been adjusted to reflect the amount of the bonus that would have been payable to Mr. Rosen under his employment agreement, assuming the Company had sold all of its mortgage-backed securities at a selling price equal to the carrying value at December 31, 2003.

        LOAN PORTFOLIO. During the year ended December 31, 2003, our loan portfolio was increased by approximately $1.5 million primarily as a result of the acquisition of two loans with a combined carrying value of $2.2 million. This increase was partially offset by principal repayments of $0.8 million and by the impairment of our remaining investment in pools of commercial loans that had been purchased in non-performing status. These "charged-off" loans were purchased at a significant discount to the borrowers' total obligation. The amount of our impairment of these loans was approximately $0.3 million.

        INVESTMENTS IN REAL ESTATE. Investments in real estate increased approximately $1.1 million during the year ended December 31, 2003. This increase was primarily the result of the purchase of 20 free-standing retail buildings located throughout the United States for $6.0 million. The purchases were made through our wholly-owned subsidiary, Fog Cap Development LLC. All of these purchased properties were part of a portfolio of 109 leasehold interests in retail buildings which we acquired in 2002. While our investment in the leasehold interest gave us control of the property, we acquired the direct ownership interest in these properties to add flexibility to the ultimate development or disposition of the locations. Of the purchases, ten had previously been accounted for as properties under capital lease with a carrying value of $3.9 million. As a result, the purchase of the 20 retail properties caused a net increase in investments in real estate of $2.1 million. Additionally, we sold two finished industrial zoned lots totaling 227,863 square feet or 5.2 acres in Irwindale, California. The land had a carrying value of $0.8 million.

        LOANS TO SENIOR EXECUTIVES. On February 21, 2002, prior to the effective date of the Sarbanes-Oxley Act of 2002, we loaned Mr. Wiederhorn $175,000 to finance the purchase of Common Stock. This loan is full recourse to Mr. Wiederhorn and is secured by all of Mr. Wiederhorn's rights under his employment agreement. We are entitled to net amounts payable under the employment agreement against any amounts payable by Mr. Wiederhorn upon any default or at maturity of the loan. At Mr. Wiederhorn's direction (in accordance with the terms of his employment agreement at the time), on February 21, 2002, we loaned a limited partnership controlled by Mr. Wiederhorn's spouse (the "LP") $687,000 to finance the purchase of Common Stock. The loan is secured by the membership interests of two limited liability companies owned by the LP. The limited liability companies each own a parcel of real property in Oregon and have no liabilities. At the time of the loan, the real property had an appraised value of $725,000. The loan is also guaranteed by Mr. Wiederhorn. The Common Stock purchased with the proceeds of these loans does not serve as security for the loans. The loans are due on February 21, 2007, and bear interest at the prime rate, as published in the Wall Street Journal, which interest is added to the principal annually.

        In addition, prior to the passage of the Sarbanes-Oxley Act of 2002, we loaned Mr. Wiederhorn $2.0 million. This loan is full recourse to Mr. Wiederhorn and his spouse and is secured by trust deeds on two residences located in Oregon. The loan is due on August 1, 2007 and bears interest at 8.5% per annum, payable monthly. The Board of Directors (with Mr. Wiederhorn abstaining) concluded that the terms of the loan were at least as favorable to the Company as would be available in an arms length, third party transaction and approved the loan on July 9, 2002.

        As of December 31, 2003, the balance of these loans to executive officers, including accrued interest, was $3.0 million. Further information on these loans to executives is included in our proxy statements for our 2003 and prior years Annual Meeting of Stockholders. The executive's employment agreements have been previously filed with the SEC.

        INVESTMENT IN BOURNE END. In December 2000, we organized and led a group of investors to purchase all of the outstanding capital stock of Bourne End Properties Plc ("Bourne End"), a specialist investor in retail property. At the time of the acquisition, Bourne End had approximately GBP 169.6 million of assets and GBP 123.1 million of debt. The real estate assets consisted of 1.7 million square feet in fifteen shopping centers located in the United Kingdom. As of December 31, 2003, Bourne End had sold thirteen of the original fifteen shopping centers, including four properties sold during the year ended December 31, 2003. The sales are consistent with the investor group's strategy to reposition each of the centers, including selected new capital expenditures on existing space and new development on excess or adjoining land, with the ultimate goal of reselling the properties.

        Our investment in Bourne End decreased by $3.4 million to $2.1 million at December 31, 2003. The decrease was primarily the result of cash distributions in the amount of approximately $8.4 million received from Bourne End. Under the equity method of accounting, these receipts are treated as a reduction in the carrying value of the investment. The reduction in carrying value was partially offset by the recognition of our share of the earnings of Bourne End in the amount of $5.0 million.

        RESTAURANT PROPERTY, PLANT AND EQUIPMENT, NET. As a result of the acquisition and consolidation of Fatburger, we recorded restaurant property, plant and equipment, net of depreciation, of $5.9 million, consisting of $1.9 million in real estate used in the restaurant operation and $4.0 million in restaurant leasehold improvements, furniture, fixtures and equipment.

        INTANGIBLE ASSETS, NET. As a result of the acquisition and consolidation of Fatburger, we recorded intangible assets, net of amortization, of $5.6 million. This consisted primarily of trademark rights of approximately $4.0 million, franchise agreements of approximately $1.2 million and other miscellaneous intangible assets of $0.5 million.

        GOODWILL. As a result of the acquisition and consolidation of Fatburger, we recorded goodwill of $7.1 million. As a result of the purchase of V Model Management, we recorded goodwill of $0.2 million.

        OTHER ASSETS. At December 31, 2003, the Company's other assets consisted of the following:

Capitalized deferred compensation	$1,249,000
Prepaid expenses	305,000
Rent receivable	344,000
Investment in operating leases	463,000
Mortgage servicing rights	273,000
Other	962,000

Total	$3,596,000

        The capitalized deferred compensation included in other assets relates to the acquisition of George Elkins. In conjunction with the acquisition, certain employees of George Elkins entered into long-term employment agreements. These employees received payments totaling $1.9 million which we capitalized as deferred compensation. The employees are obligated to perform under the employment agreements and must repay any unearned deferred compensation payments upon early termination. The deferred compensation is earned ratably over the terms of the employment agreements, and we are amortizing the $1.9 million investment over the remaining terms, which range from 16 to 41 months.

        REPURCHASE AGREEMENTS, BORROWINGS AND NOTES PAYABLE. Our repurchase agreements, borrowings and notes payable decreased $2.4 million during the year ended December 31, 2003. This was the result of the repayment of repurchase agreements secured by mortgage-backed securities of $10.1 million. This decrease was partially offset by the consolidation of $7.8 million in notes payable by Fatburger. Our borrowings and notes payable had a weighted average interest rate of 4.7% at December 31, 2003.

        OBLIGATIONS UNDER CAPITAL LEASES. Obligations under capital leases decreased approximately $3.9 million during the year ended December 31, 2003. This decrease was primarily the result of the cancellation of certain capital leasehold interests in 10 free-standing retail stores which had been subject to capital leases and which were purchased directly from the landlord during 2003.

        OBLIGATION TO REPURCHASE STOCK. During 2003, we fulfilled our obligation to purchase treasury stock under an exercised put option. On February 7, 2003, we purchased 1,044,760 shares of the Company's common stock (the "Option Shares") under a put option agreement (the "Put Option") with a group of shareholders related to Lawrence A. Mendelsohn (the "Stockholders"). Prior to his resignation on August 30, 2002, Mr. Mendelsohn was the President and a member of the Board of Directors of the Company. Approximately $1.4 million of the total purchase price of $4.2 million was paid in cash to the Stockholders at closing. The remaining purchase price of approximately $2.8 million was paid with a promissory note which was prepaid in full during the fourth quarter of 2003.

        DEFERRED INCOME. Franchise fee revenue from the sales of individual Fatburger franchises is recognized only when all material services or conditions relating to the sales have been substantially performed or satisfied. The completion of training and the opening of a location by the franchisee constitute substantial performance. Nonrefundable deposits collected in relation to the sale of franchises are recorded as deferred franchise fees until the completion of training and the opening of the restaurant, at which time the franchise fee revenue is recognized. As of December 31, 2003, our deferred income relating to the collection of unearned Fatburger franchise fees was $3.7 million.

        DEFERRED INCOME TAXES. Our deferred income taxes payable increased $2.8 million to $7.0 million at December 31, 2003. This was primarily the result of an accrued provision for income taxes of $3.7 million, partially offset by tax payments of $0.7 million. As of December 31, 2003, we had, for U.S. Federal tax purposes, a net operating loss carryforward ("NOL") of approximately $80 million, the majority of which begins to expire in 2018. The NOL may significantly reduce or eliminate the future payment of the deferred tax liability. However, U.S. tax regulations impose limitations on the use of loss carry forwards following certain changes in ownership. If such a change occurs, the limitation could significantly reduce the amount of benefits that would be available to offset future taxable income each year, starting with the year of ownership change.

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

        STOCKHOLDERS' EQUITY. Stockholders' equity increased by $1.2 million during 2003 to $45.4 million. This was primarily the result of our earnings of $5.4 million and the issuance of $1.0 million in common stock as the result of the exercise of stock options, partially offset by dividends declared of $4.5 million.

LIQUIDITY AND CAPITAL RESOURCES

        Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund business operations and acquisitions, engage in loan acquisition and lending activities, meet collateral calls and for other general business purposes. The primary sources of funds for liquidity during the year ended December 31, 2003 consisted of net cash provided by investing activities, including cash repayments related to our mortgage-backed securities portfolio, cash distributions from BEP and the sale of mortgage-backed securities.

        Our borrowings and the availability of further borrowings are substantially affected by, among other things, changes in interest rates, changes in market spreads whereby the market value of the collateral securing such borrowings may decline substantially, or decreases in credit quality of underlying assets. In the event of declines in market value or credit quality, we may be required to provide additional collateral for, or repay a portion of outstanding balances of, our short-term borrowing facilities. However, since all of our repurchase agreements are non-recourse agreements held in wholly-owned subsidiaries, our potential risk from collateral calls is limited to the equity in the assets being financed, which at December 31, 2003 totaled $10.1 million. We consider the potential exposure to collateral calls to be significantly less than the $10.1 million equity since $9.5 million relates to our equity in a "AAA" rated FNMA security. As of December 31, 2003, we had no outstanding collateral calls. For additional information with respect to our monthly mark-to-market of our securities available for sale portfolio, see "CHANGES IN FINANCIAL CONDITION—SECURITIES AVAILABLE FOR SALE."

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

        At December 31, 2003, we had total consolidated secured indebtedness of $46.1 million, as well as $17.5 million of other liabilities. The consolidated secured indebtedness consisted of (i) $25.3 million of repurchase agreements secured by $35.0 million of mortgage-backed securities, (ii) notes payable by Fatburger of $7.8 million secured by the assets of Fatburger, and (iii) $12.9 million outstanding of capital leases maturing between 2010 and 2040 which are secured by real estate. Approximately $25.3 million of this indebtedness had terms which allowed the lender to request additional collateral if the value of the underlying collateral declined. However, due to the non-recourse nature of this debt, our exposure to collateral calls is limited to the equity in the assets being financed.

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

        We consider the sale of assets to be a normal, recurring part of our operations and we are currently generating positive cash flow as a result of these transactions. However, excluding the sale of assets from time to time, we are currently operating with negative cash flow, since many of our assets do not generate current cash flows sufficient to cover current operating expenses. We believe that our existing sources of funds will be adequate for purposes of meeting our liquidity needs; however, there can be no assurance that this will be the case. Material increases in interest expense from variable-rate funding sources, collateral calls, or material decreases in monthly cash receipts, generally would negatively impact our liquidity. On the other hand, material decreases in interest expense from variable-rate funding sources or an increase in market value of our mark-to-market financial assets generally would positively affect our liquidity.

        The following table provides information on the amounts of payments due under contractual obligations as of December 31, 2003 (dollars in thousands):

	Payments due by Period
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Borrowings and notes payable	$33,122	$27,470	$2,078	$2,204	$1,370
Interest payments on borrowings and notes payable	3,183	613	764	425	1,381
Obligations under capital leases(1)	36,347	1,683	3,344	3,190	28,130
Obligations under operating leases	15,668	2,807	4,849	3,133	4,879
Obligations under employment contracts	1,250	725	525	—	—
Purchase obligations(2)	480	480	—	—	—

Total	$90,050	$33,778	$11,560	$8,952	$35,760

(1)
The amount of imputed interest to reduce the minimum capital lease payments to present value is $23.4 million using an effective interest rate of 8.5%.

(2)
As of December 31, 2003, the Company was under contract to purchase two freestanding retail buildings for a total purchase price of $0.4 million and Fatburger was under contract to purchase advertising for $0.1 million.

OFF BALANCE SHEET ARRANGEMENTS

        In order to facilitate the development of franchise locations, as of December 31, 2003, Fatburger had guaranteed the annual minimum lease payments of two restaurant sites owned and operated by franchisees. The amount of the guarantees approximate $0.4 million plus certain contingent rental payments as defined in the respective leases. These leases expire at various times though 2008.

        We did not have any other off balance sheet arrangements in place as of December 31, 2003.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices, and equity prices. Our exposure to foreign currency fluctuations was reduced significantly during 2003 through the repatriation of a portion of our investment in BEP. Only approximately 5% of the Company's equity is currently invested in assets located outside of the United States as of December 31, 2003.

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

        The following table quantifies the potential changes in net interest income and net portfolio value as of December 31, 2003 should interest rates go up or down (shocked) by 100 or 200 basis points, assuming the yield curves of the rate shocks will be parallel to each other and instantaneous. Net portfolio value is calculated as the sum of the value of off-balance sheet instruments and the present value of cash in-flows generated from interest-earning assets net of cash out-flows in respect of interest-bearing liabilities. The cash flows associated with the loan portfolios and securities available for sale are calculated based on prepayment and default rates that vary by asset but not by changes in interest rates. Projected losses, as well as prepayments, are generated based upon the actual experience with the subject pool, as well as similar, more seasoned pools. To the extent available, loan characteristics such as loan-to-value ratio, interest rate, credit history and product types are used to produce the projected loss and prepayment assumptions that are included in the cash flow projections of the securities. The following table applies the U.S. Treasury yield curve generally for assets and LIBOR for repurchase agreement liabilities and assume a uniform change in both rates. The table assumes that changes in interest rates occur instantaneously. The table also reflects that we have a significant exposure to LIBOR rates since our short-term repurchase agreement borrowings are generally based on LIBOR rates. However, this exposure is mitigated through our liquidity portfolio which reprices daily. Actual results could differ significantly from those estimated in the table.

	Projected Percent Change In
Change in Interest Rates(1)	Net Interest Income	Net Portfolio Value	Change in Net Interest Income	Change in Net Portfolio Value
-200 Basis Points	-6.4%	3.2%	$(122,000)	$1,463,000
-100 Basis Points	-2.7%	1.3%	$(52,000)	$618,000
0 Basis Points	0.0%	0.0%	$—	$—
100 Basis Points	0.6%	-0.6%	$11,000	$(268,000)
200 Basis Points	1.2%	-1.5%	$23,000	$(680,000)

(1)
Assumes that uniform changes occur instantaneously in both the yield on 10-year U.S. Treasury notes and the interest rate applicable to U.S. dollar deposits in the London interbank market.

        The following table sets forth information as to the type of funding used to finance the Company's assets as of December 31, 2003. As indicated in the table, a large percentage of the Company's variable-rate assets are generally funded by variable-rate liabilities.

Assets and Liabilities
As of December 31, 2003
(dollars in Thousands)

Interest-Bearing Assets	Basis Amount	Coupon Type	Liability	Type
Fixed-rate asset, financed floating	$1,676	Fixed	$1,481	LIBOR
Fixed-rate assets, no financing	4,664	Fixed	—	None
Variable-rate, financial variable	33,334	1 TCM (1)	23,837	LIBOR
Variable-rate assets, no financing	2,544	Prime	—	None
Cash and cash equivalents	19,607	N/A	—	None

Subtotal	61,825		25,318

Other Assets
Investments in real estate	22,577	N/A	12,942	Fixed
Investment in BEP	2,141	N/A	—	None
Restaurant property, plant and equipment	5,897	N/A	7,804	Fixed
Intangible assets	5,640	N/A	—	None
Goodwill	7,300	N/A	—	None
Other	3,596	N/A	—	None

Subtotal	47,151		20,746

Liability Only
Deferred income	—		3,700	None
Income taxes payable	—		6,980	None
Dividend payable	—		1,216	None
Accounts payable and accrued Liabilities	—		5,635	None

Total	$108,976		$63,595

(1)
1 TCM means the one year Treasury Consistent Maturity Index.

        Asset and liability management involves managing the timing and magnitude of the repricing of assets and liabilities. It is our objective to attempt to control risks associated with interest rate movements. Asset and liability management can utilize a wide variety of off-balance sheet financial techniques to assist it in the management of interest rate risk. For example, in hedging the interest rate and exchange rate exposure of a foreign currency denominated asset or liability, we may enter into hedge transactions to counter movements in the different currencies as well as interest rates in those currencies. These hedges may be in the form of currency and interest rate swaps, options, and forwards, or combinations thereof. No such interest rate techniques were in use as of December 31, 2003.

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

        The following table sets forth the estimated contractual maturity or repricing of our interest-earning assets and interest-bearing liabilities at December 31, 2003.

	As of December 31, 2003
	Within 3 Months	4 to 12 Months	One Year to 3 Years	More than 3 Years	Total
	(dollars in thousands)
Interest-sensitive assets(1):
Cash and cash equivalents	$19,607	$-	$-	$-	$19,607
Securities available for sale	-	-	33,334	2,176	35,510
Loans	1,580	2,164	-	—	3,744
Other	-	964	-	2,000	2,964

Total rate-sensitive assets	$21,187	$3,128	$33,334	$4,176	$61,825

Interest-sensitive liabilities:
Borrowings and notes payable	$25,318	$1,249	$-	$6,555	$33,122

Total rate-sensitive liabilities	$25,318	$1,249	$-	$6,555	$33,122

Interest rate sensitivity gap	$(4,131)	$1,879	$33,334	$(2,379)
Cumulative interest rate sensitivity gap	$(4,131)	$(2,252)	$31,082	$28,703
Cumulative interest rate sensitivity gap as a percentage of total rate-sensitive assets	-7%	-4%	50%	46%

(1)
Real estate property holdings are not considered interest rate sensitive.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        See Item 15 of Part IV of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

        (A) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities and Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report, have concluded that our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to us by others within these entities.

        (B) Changes in internal control over financial reporting. There were no significant changes in our internal control over financial reporting that occurred during our fourth fiscal quarter of 2003 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

        (C) Reportable Conditions—Fatburger. Prior to our acquisition of Fatburger, the independent auditors, Ernst & Young LLP, determined that Fatburger had significant deficiencies in internal control which may affect its ability to record, process, summarize and report financial data. While not constituting a material weakness, as of December 31, 2003, the deficiencies had not been fully resolved by Fatburger. The issues were as follows:

  •
  A lack of sufficient resources in the accounting department to handle the day-to-day transactions and record all adjustments for the financial statements.

  •
  A lack of sufficient controls over the information reported to Fatburger from the franchisees, which may result in a misstatement of royalty income.

        The management of Fatburger is addressing these concerns, and anticipates that these issues will be resolved in the near future.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The following sets forth information about our executive officers and directors as of February 28, 2003. The business address of each executive officer and director is the address of the Company, 1410 SW Jefferson Street, Portland, OR 97201, and each executive officer and director is a United States citizen. Unless otherwise noted, none of the officers or directors are related to one another and none of the entities mentioned are affiliates of the Company.

        Andrew A. Wiederhorn, age 38, has been the Chairman of the Board of Directors and Chief Executive Officer, the Treasurer and the Secretary of the Company since its formation. Until August 1999, Mr. Wiederhorn was also the Chairman of the Board of Directors, Chief Executive Officer, Secretary, Treasurer and a director for Wilshire Financial Services Group Inc. ("WFSG"). In 1987, Mr. Wiederhorn founded Wilshire Credit Corporation ("WCC"), and served as the Chief Executive Officer of WCC and certain of its affiliates until August 1999. Mr. Wiederhorn received a B.S. degree in Business Administration from the University of Southern California.

        Robert G. Rosen, age 38 has been President of the Company since December 2002 and was appointed by the Board of Directors in September 2002. Prior to being appointed as President, Mr. Rosen was Executive Vice President of the Company. From November 1997 until October 1999, Mr. Rosen was Senior Vice President, Asset Securitization and Capital Markets for WFSG. Mr. Rosen was the Vice President of Securitization at BTM Capital Corp., a wholly-owned subsidiary of the Bank of Tokyo-Mitsubishi, Ltd., from March 1997 until October 1997. From January 1995 until March 1997, Mr. Rosen was a Director of Black Diamond Advisors, Inc., a firm specializing in securitization and capital markets needs of finance companies. From January 1994 to January 1995, Mr. Rosen was with Kidder Peabody and Co. in the Asset-Backed Securitization Group.

        Don H. Coleman, age 65, has been a director of the Company since October 2001. Mr. Coleman has also been the Chief Operating Officer of Eagle Telephonic Inc. ("Eagle"), a designer and manufacturer of telephonic switches, since January 2000. From 1994 to 1998, Mr. Coleman was a Vice President of International Communication Technologies Inc., a founder of and partner in several private telephone service provider companies in foreign countries. From 1988-1993 Mr. Coleman was CEO of Liquid Spring Corp., an automotive electronic suspension development firm. He served as CEO of Clarion Corporation of America from 1983-1985. Mr. Coleman was a director of WFSG from 1996 until 1999, and a director of First Bank of Beverly Hills, FSB ("FBBH") from 1993 until 1999. Mr. Coleman holds B.A. and M.B.A. degrees from Stanford University.

        David Dale-Johnson, age 56, has been a director of the Company since October 2001. Professor Dale-Johnson is a member of the faculty at the Marshall School of Business, and the School of Policy Planning and Development of the University of Southern California, at which Mr. Dale-Johnson has held various teaching, researching and administrative positions since 1979. Currently, he is a director of LECG, Inc., a litigation-consulting firm for which he has served as an expert in real estate economics and finance since August 2001. Prior to August 2001, Mr. Dale-Johnson was a Senior Consultant for Economic Analysis LLC, a litigation-consulting firm. Mr. Dale-Johnson was a director of WFSG from 1996 until 1999, and a director of FBBH from 1993 until 1999. Mr. Dale-Johnson is also Chairman, a director and member of the executive committee of CCEO, Inc., a charitable organization involved in housing rehabilitation and training of at-risk youth.

        K. Kenneth Kotler, age 51, has been a director of the Company since October 2001. Mr. Kotler is a lawyer and was admitted to the California bar in 1978. Mr. Kotler has been a sole practitioner since July of 1991, with a practice focusing on commercial collection matters. From 1994 to 1999, Mr. Kotler was a member of the boards of directors of FBBH and Girard Savings Bank, FSB, a predecessor to FBBH.

        Christopher T. DeWolfe, age 38, was appointed by the Board of Directors in November 2002. Mr. DeWolfe has been the President of MySpace.com, an operator of an Internet Social Networking website, since November 2003. Mr. DeWolfe was the Chief Executive Officer and founder of ResponseBase, an Internet marketing company, from June 2001 to November 2003. From October 1999 to March 2001, Mr. DeWolfe was the Vice President of Marketing at Xdrive Technologies, Inc., a provider of software and service for presenting, storing and sharing of information via the Internet. From July 1997 to October 1999, Mr. DeWolfe was the Vice President of Marketing of FBBH. Mr. DeWolfe holds a B.A. in Finance from the University of Washington and an M.B.A. in Marketing from the University of Southern California.

        M. Ray Mathis, age 64, was appointed to the Board in January 2003. Mr. Mathis was the Executive Director for the Portland Oregon Citizens Crime Commission, an advocate for business to reduce crime in the community, from 1994 to 2002. Mr. Mathis began his career in public safety and served over 20 years as a special agent for the FBI, including serving as a branch chief for NATO from 1986 to 1989. He was European systems director of security for Pan American Airlines from 1989 to 1990. He is the former president of Alert Management Systems, whose 2,200 employees provided security services at airports in the United States and Europe. Mr. Mathis holds a BBA degree from the University of Texas at Austin.

        R. Scott Stevenson, age 47, has been Senior Vice President of the Company since October 1999 and was appointed Chief Financial Officer in June 2001. Mr. Stevenson was Senior Vice President of WFSG from September 1997 to October 1999. Mr. Stevenson was a director and President of Girard Savings Bank, FSB from 1991 to September 1997. Mr. Stevenson holds B.S. and Masters degrees in accounting from Brigham Young University. He is a certified public accountant licensed in California and Oregon.

        Donald J. Berchtold, age 58, has been Senior Vice President of the Company since October 1999. From October 1991 to October 1999, Mr. Berchtold was Senior Vice President of WFSG. From 1975 to October 1991, Mr. Berchtold was a consultant and owner/operator of his own companies. Mr. Berchtold holds a BSC degree in Finance and Marketing from Santa Clara University. Mr. Berchtold is Mr. Wiederhorn's father-in-law.

        Lisa Colacurcio, age 42, joined Fog Cutter Capital in June 2002 as Vice President of Acquisitions. Ms. Colacurcio had worked in Europe since 1992, as Senior Vice President at Donaldson Lufkin and Jenrette's High Yield Group in Paris and at Banque Paribas' Real Estate Group. She has also acted as an advisor to many investment banking institutions in Europe, Asia and the US, specializing in distressed real estate and debt transactions. Prior to that, Ms. Colacurcio was in Hong Kong and China with Jardine Fleming and Wardley Direct Investment Ltd. Ms. Colacurcio has a BA and MA from Cornell University and an MBA from Wharton Business School.

        Matt Green, age 37, has been Vice President of the Company since October 1999. From 1996 to 1999, Mr. Green was a vice president of WFSG in Europe, where it had established offices in London and Paris. Since the inception of Fog Cutter Capital Group Inc., Mr. Green has focused on the acquisition and management of all of the group's international assets. Prior to 1996 Mr. Green was the Vice President of International Sales and Leasing for Evergreen International Aviation. He holds a BA degree in International Business from the University of Washington.

        On May 28, 2003, at our annual stockholders' meeting, the Company's stockholders elected seven persons to the Board of Directors, each to serve until the 2004 annual meeting of stockholders, or until their successors are elected and qualified.

Involvement in Certain Legal Proceedings

        During 2001, the Company's Chief Executive Officer, Andrew Wiederhorn, received a letter from the United States Attorney's office in Portland, Oregon advising him that he was a target of a grand jury investigation into the failure of Capital Consultants, L.L.C. ("CCL"). CCL was a lender to a former affiliate of the Company. The investigation is ongoing as it relates to Mr. Wiederhorn. (See also Item 3—Legal Proceedings).

        Until August 1999, Mr. Wiederhorn was the Chief Executive Officer and Chairman of the Board of WFSG. Until October 1999, Mr. Rosen, Mr. Stevenson and Mr. Berchtold were Senior Vice Presidents of WFSG. Mr. Coleman and Mr. Dale-Johnson were directors of WFSG until July 1999. In order to address liquidity concerns and to improve WFSG's financial condition, WFSG and an unofficial committee of holders of a majority of WFSG's outstanding publicly issued notes agreed to a restructuring of WFSG. In connection with the restructuring, WFSG filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code in the Federal Court of Wilmington, Delaware on March 3, 1999. On April 12, 1999, the bankruptcy court approved the restructuring plan. On June 10, 1999, the plan became effective.

AUDIT COMMITTEE FINANCIAL EXPERT

        The Board of Directors has determined that we have at least one Audit Committee Financial Expert as defined by Section 407 of the Sarbanes-Oxley Act of 2002 serving on our audit committee. The directors have determined that Don Coleman is independent, as that term is used in Item 7(d)(3)(iv) of Schedule 14a under the Securities Exchange Act, and has all of the following five attributes due to his experience overseeing and assessing the performance of companies with respect to the preparation and evaluation of financial statements:

  •
  An understanding of GAAP and financial statements;

  •
  The ability to assess the general application of such principles in connection with the accounting for estimates, accruals and reserves;

  •
  Experience preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by the Company's financial statements, or experience actively supervising one or more persons engaged in such activities;

  •
  An understanding of internal controls and procedures for financial reporting; and

  •
  An understanding of audit committee functions.

Section 16(a) Beneficial Ownership Reporting Compliance

        Based solely on a review of Forms 3, 4 and 5 and amendments thereto furnished to us for the year ended December 31, 2003, the Company's directors, officers, or beneficial owners of more than 10% of the Company's Common Stock timely furnished reports on Forms 3, 4 or 5, except that (i) Andrew Wiederhorn filed one late Form 4 reporting one transaction, (ii) Christopher T. DeWolfe filed one late Form 4 reporting one transaction, (iii) K. Kenneth Kotler filed one late Form 4 reporting two transactions, (iv) David Dale-Johnson filed two late Forms 4 reporting two transactions, (v) Don Coleman filed one late Form 4 reporting one transaction, (vi) M. Ray Mathis filed a late Form 3 and three late Forms 4 reporting four transactions and (vii) Clarence Coleman filed a late Form 3 and one late Form 4 reporting 23 transactions.

Code of Ethics

        The Board of Directors is in the process of adopting a code of ethics designed, in part, to deter wrongdoing and to promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships, full, fair, accurate, timely and understandable disclosure in reports and documents that we file with or submit to the Securities and Exchange Commission and in our other public communications, compliance with applicable governmental laws, rules and regulations, the prompt internal reporting of violations of the code to an appropriate person or persons, as identified in the code and accountability for adherence to the code. We expect that the code of ethics will be adopted prior to May 14, 2003. Once adopted, we will post a copy of the code on our internet website, www.fccgi.com. In addition, we intend to post any future amendments to or waivers of our code of ethics as it applies to certain persons on our website.

ITEM 11. EXECUTIVE COMPENSATION

        The following table sets forth the total compensation paid or accrued by the Company for services rendered during the years ended December 31, 2003, 2002 and 2001 to the Chief Executive Officer of the Company, and to each of the four other most highly compensated executive officers of the Company whose total cash compensation for the year ended December 31, 2003 exceeded $100,000. One other executive officer of the Company had total cash compensation in excess of $100,000 for the year ended December 31, 2003, for a total of $185,000.

				Long-Term Compensation
		Actual Compensation
Name and Principal Position				Restricted Stock Awards($)(3)	Securities Underlying Options/SARs(#)
	Year	Salary($)(1)	Bonus($)(2)
Andrew A. Wiederhorn	2003	$377,507	$2,000,000	—	—
Chairman, Chief Executive	2002	$350,140	$1,500,000	$340,987	—
Officer, Secretary and Treasurer	2001	$794,278	$750,000	—	—
Robert G. Rosen	2003	$262,397	$2,009,902	—	—
President	2002	$281,091	$2,261,117	$151,550	—
	2001	$257,819	$2,043,004	—	——
R. Scott Stevenson	2003	$165,967	$200,000	—	—
Senior Vice President and	2002	$158,621	$150,000	$75,775	50,000
Chief Financial Officer	2001	$156,545	$100,000	—	—
Lisa Colacurcio	2003	$141,595	$200,000	—	—
Vice President(4)	2002	$68,671	$25,000	$15,155	—
	2001	$-	$-	—	—
Matthew Green	2003	$174,979	$141,525	—	—
Vice President	2002	$188,026	$160,000	$15,155	—
	2001	$172,361	$140,000	—	—

(1)
Salary amounts include payments for unused vacation time and other sundry benefits.

(2)
At December 31, 2003, bonuses were accrued but unpaid in the amount of $500,000 for Mr. Wiederhorn. At December 31, 2002, bonuses were accrued but unpaid in the amount of $1.5 million for Mr. Wiederhorn and $0.2 million for Mr. Rosen. At December 31, 2001, bonuses were accrued but unpaid in the amount of $0.8 million for Mr. Wiederhorn and $1.1 million for Mr. Rosen.

(3)
Determined by multiplying the number of shares of restricted stock awarded by the closing market price of the Common Stock on the date of award. The shares of restricted stock shown are allocations under the Trust. The Trust allocations vest on the fifth anniversary of the date of award on the condition that the employee has been continually employed by the Company since the date of award. Trust allocations were awarded in the fiscal year ended December 31, 2002 in the following amounts of shares: Mr. Wiederhorn—112,500; Mr. Rosen—50,000; Mr. Stevenson—25,000; Ms. Colacurcio—5,000 and Mr. Green—5,000. The value of such Trust allocations held as of December 31, 2003, calculated by multiplying the number of shares allocated at December 31, 2003, by the closing market price of the Common Stock at December 31, 2003, was as follows: Mr. Wiederhorn—$588,000; Mr. Rosen—$262,000; Mr. Stevenson—$131,000; Ms. Colacurcio-$26,000, and Mr. Green-$26,000.

(4)
Ms. Colacurcio's employment with the Company began in June 2002.

        There were no options granted in the year ended December 31, 2003 to Company employees.

        Aggregated Option Exercises in the Year Ended December 31, 2003 and Fiscal Year-End Option Values

Name	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options Held at December 31, 2003 Exercisable/Unexercisable	Value of Unexercised In-the- Money Options at December 31, 2003 Exercisable/Unexercisable
Andrew A. Wiederhorn	None	None	630,000/-	$441,000/$—
Robert G. Rosen	None	None	220,000/-	$154,000/$—
Matthew Green	None	None	10,000/-	$7,000/$—
R. Scott Stevenson	None	None	26,667/33,333	$18,667/$23,333

Employment Agreements

        The Company has employment agreements with Andrew A. Wiederhorn (as Chief Executive Officer), Robert G. Rosen (as President), and R. Scott Stevenson (as Senior Vice President and Chief Financial Officer) (each an "Executive" and collectively, the "Executives").

        The Company entered into a new employment agreement with Mr. Wiederhorn effective June 30, 2003. The employment agreement provides for an initial three-year term commencing July 1, 2003, which is automatically renewable for successive two-year terms unless either party gives written notice of termination to the other at least 90 days prior to the expiration of the then-current employment term. The employment agreement with Mr. Wiederhorn provides for a base salary of not less than $350,000 annually, plus an annual bonus as determined by the Compensation Committee of the Board of Directors.

        Mr. Wiederhorn may terminate his employment agreement at any time for Good Reason or with or without Good Reason during the Change in Control Protection Period (if a Change in Control occurs) (capitalized terms as defined in the employment agreement of Mr. Wiederhorn). If Mr. Wiederhorn terminates his employment agreement at any time for Good Reason or with or without Good Reason during the Change in Control Protection Period (if a Change in Control occurs), or if Mr. Wiederhorn is terminated by the Company without Cause or the employment agreement is not renewed in accordance with the employment agreement, Mr. Wiederhorn will be entitled to receive (i) any unreimbursed business expenses, (ii) any base salary, bonus, vacation pay or other deferred compensation accrued or earned but not yet paid at the date of termination, (iii) three years base salary in effect on the date of termination and (iv) three times the amount of his annual bonus for the prior fiscal year. Mr. Wiederhorn will also be entitled to (i) accelerated full vesting under all outstanding equity-based and long-term incentive plans with options remaining outstanding as provided under the applicable stock option plan and a pro rata payment under any long term incentive plans based on actual coverage under such plans payment being made at the time payments would normally be made under such plans; (ii) any other amounts or benefits due Mr. Wiederhorn under the then applicable employee benefit plans of the Company (in accordance with such plan, policy or practice); (iii) three years of additional service and compensation credit (at his then compensation level) for pension purposes under any defined benefit type qualified or nonqualified pension plan or arrangement of the Company, measured from the date of termination of employment and not credited to the extent that Mr. Wiederhorn is otherwise entitled to such credit during such three year period, which payments shall be made through and in accordance with the terms of the nonqualified defined benefit pension arrangement if any then exists, or, if not, in an actuarially equivalent lump sum (using the actuarial factors then applying in the Company's defined benefit plan covering Mr. Wiederhorn); (iv) three years of the maximum Company contribution (assuming Mr. Wiederhorn deferred the maximum amount and continued to earn his then current salary) measured from the date of termination under any type of qualified or nonqualified 401(k) plan (payable at the end of each such year); and (v) continued medical coverage for Mr. Wiederhorn, his spouse and dependents for three years.

        The Company entered into a new employment agreement with Mr. Rosen effective December 1, 2003. The employment agreement provides for an initial term commencing December 1, 2003, and ending December 31, 2004, with automatic 12 month renewals unless either party gives written notice of termination to the other at least 180 days prior to the expiration of the then-current employment term. The employment agreement provides for an annual salary for Mr. Rosen of $250,000 (which may be increased, but not decreased, by the Compensation Committee of the Board of Directors). In addition, Mr. Rosen is entitled to a bonus equal to 10% of the proceeds from the sale of certain Remaining Subordinated Bonds (capitalized terms as defined in the employment agreement of Mr. Rosen) and 10% of the annual Net Increase in the Adjusted GAAP Book Value of the Company. For the period commending December 1, 2003 through December 31, 2003, Mr. Rosen was entitled to a bonus of $50,000.

        The Company entered into a new employment agreement with Mr. Stevenson effective June 30, 2003. The employment agreement provides for an initial one year term commencing July 1, 2003, which is automatically renewable for successive one year terms unless either party gives written notice of termination to the other at least 60 days prior to the expiration of the then-current employment term. The employment agreement with Mr. Stevenson provides for a base salary of not less than $150,000 annually, plus an annual bonus as determined by the Compensation Committee of the Board of Directors.

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

        If termination is the result of an Executive's death, the Company will pay to the Executive's spouse (or his estate), an amount equal to (i) any earned but not yet paid compensation (as described in the agreements), (ii) accelerated full vesting under all outstanding equity-based and long term incentive plans with options remaining outstanding as provided under the applicable stock option plan and a pro rata payment under any long term incentive plans based on actual coverage under such plans at the time payments normally would be made under such plans, (iii) any other amounts or benefits due under then applicable employee benefit plans of the Company (in accordance with such plan, policy or practice), (iv) in the case of Mr. Wiederhorn and Mr. Stevenson, payment of six months of base salary to the Executive's spouse or dependents and (vi) in the case of Mr. Wiederhorn, continued medical coverage for the Executive's spouse and dependents for the maximum period allowed under COBRA.

        If an Executive's employment is terminated by reason of disability, the Executive will be entitled to receive payments and benefits to which his representatives would be entitled in the event of his termination by reason of death, provided that the payment of base salary will be reduced by any long-term disability payments under any policy maintained by the Company. If the Executive is terminated by the Company with Cause or the Executive terminates his employment without Good Reason outside of the Change in Control Protection Period, the Executive will be entitled to receive only his base salary through the date of termination and any unreimbursed business expenses.

Compensation Committee Report on Executive Compensation

        The Compensation Committee of the Board of Directors of the Company administers the executive compensation programs of the Company. The Compensation Committee consists of Don H. Coleman, David Dale-Johnson and K. Kenneth Kotler, three non-employee directors. All actions of the Compensation Committee pertaining to executive compensation are submitted to the Board of Directors for approval.

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

        Base Salary.    Base salaries for the Company's executives are intended to reflect the scope of each executive's responsibilities, the success of the Company, and contributions of each executive to that success. Executive salaries are adjusted gradually over time and only as necessary to meet this objective. Increases in base salary may be moderated by other considerations, such as geographic or market data, industry trends or internal fairness within the Company.

        Bonuses.    The Company paid annual bonuses in 2003. The Committee determined the amount of the annual discretionary and other bonuses paid by the Company.

        Stock Option Plan.    At its initial public offering in April 1998, the Company adopted the Stock Plan. The purpose of the Stock Plan is to enable the Company to attract, retain and motivate key employees and directors by providing them with equity participation in the Company. Accordingly, the Stock Plan permits the Company to grant stock options, restricted stock and stock appreciation rights (collectively "Awards") to employees, directors, consultants, and vendors of the Company and subsidiaries of the Company. The Board of Directors has delegated administration of the Stock Plan to the Compensation Committee.

        Under the Stock Plan, the Compensation Committee may grant stock options with an exercise price not less than the fair market value of the shares covered by the option on the date the option is granted. The Compensation Committee may also grant Awards of restricted shares of Common Stock. Each restricted stock Award would specify the number of shares of Common Stock to be issued to the recipient, the date of issuance, any consideration for such shares and the restrictions imposed on the shares (including the conditions of release or lapse of such restrictions). The Compensation Committee may also grant Awards of stock appreciation rights. A stock appreciation right entitles the holder to receive from the Company, in cash or Common Stock, at the time of exercise, the excess of the fair market value at the date of exercise of a share of Common Stock over a specified price fixed by the Compensation Committee in the Award, multiplied by the number of shares as to which the right is being exercised. The specified price fixed by the Compensation Committee will not be less than the fair market value of shares of Common Stock at the date the stock appreciation right was granted.

        No options were issued in 2003 to executive officers and employees.

        In the fourth quarter of 2000, the Company established the Fog Cutter Long-Term Vesting Trust (the "Trust"), which purchased 525,000 shares of the Company's Common Stock from an unrelated stockholder. The Company's contribution to the Trust of approximately $1.3 million was included in the Company's compensation expenses in 2000. The Trust was established for the benefit of the Company's employees and directors to raise their ownership in the Company, thereby strengthening the mutuality of interests between them and the Company's stockholders. In December 2002, the Trust purchased an additional 100,000 shares of the Company's Common Stock from an unrelated stockholder. Retained earnings from the Trust were used to fund the December 2002 purchase.

        Pursuant to the terms of the Trust, the trustees will, from time to time, allocate the shares to the Company's employees. An employee will not have any rights with respect to any shares allocated to him unless and until the employee completes five years of continuous service with the Company, commencing with the date the employee is first allocated such shares. Prior to the completion of the vesting period, the trustees will vote the shares ratably with ballots cast by all other stockholders. Upon the employee's completion of the vesting period, the trustees shall promptly distribute to such employee the shares allocated to such employee; provided, however, that the trustees may, in lieu of distributing the shares, make a cash payment to the employee equal to the fair market value of the shares allocated to such employee as of the date immediately prior to the date of distribution or distribute any combination of cash or shares, as determined by the trustees, in their sole discretion.

        As of December 31, 2003, the trustees had allocated 285,500 shares to the Company's employees or directors.

        Policy of Deductibility of Compensation.    Section 162(m) of the Internal Revenue Code limits the Company's tax deduction to $1 million for compensation paid to the Named Executive Officers, unless certain requirements are met. One of these requirements is that compensation over $1 million must be performance based. The Compensation Committee intends to continue to use performance-based compensation in the future, which should minimize the effect of this deduction limitation. However, the Compensation Committee strongly believes that its primary responsibility is to provide a compensation program that will attract, retain and reward the executive talent necessary to maximize the return to stockholders, and that the loss of a tax deduction may be necessary in some circumstances. Base salary does not qualify as performance-based compensation under IRS regulations.

        CEO Compensation and President Compensation.    Mr. Wiederhorn was appointed the Company's Chief Executive Officer at its formation and Mr. Rosen was appointed as its President in December 2002. The base salary for each of these officers for 2002 was determined by the Compensation Committee and is set forth in their employment agreements, which are described under "Employment Agreements."

COMPENSATION COMMITTEE
Don H. Coleman David Dale-Johnson K. Kenneth Kotler

Director Compensation

        Effective as of April 1, 2002 through December 31, 2003, each non-employee director was paid an annual director's fee of $24,000 and each non-employee director was paid an annual committee fee of $24,000 for their participation on one or more Company committees, such as the Audit or Compensation Committee. Effective March 1, 2003 through December 31, 2003, each non-employee director who also serves as a director of a subsidiary of the Company received an additional director's fee of $24,000 annually. Effective January 1, 2004, each non-employee director is paid an annual director's fee of $24,000 and an additional annual fee of $24,000 for each committee on which they serve, up to a maximum total compensation of $72,000 annually. In addition to this compensation, on the last day of each calendar quarter, each non-employee director receives a non-statutory stock option for 1,500 shares of Common Stock at an exercise price equal to 110% of the fair market value of the Common Stock on that day. Such grants vest one-third on each of the first three anniversaries of the grant date and expire on the tenth anniversary of the grant date.

Performance Graph

        The following performance graph covers the period beginning December 31, 1998 through December 31, 2003. The graph compares the return on the Company's Common Stock to the Standard & Poor's 500 Stock Index ("S&P 500") and a peer group of companies ("PGI").

	1998 Measurement Period(1)(2)
	December 31, 1998	December 31, 1999	December 31, 2000	December 31, 2001	December 31, 2002	December 31, 2003
Company	$100.00	$69.39	$77.69	$113.90	$195.23	$309.86
PGI(3)	$100.00	$81.83	$55.65	$99.28	$86.95	$121.20
S&P 500	$100.00	$119.53	$107.41	$93.40	$71.57	$90.46

(1)
Assumes all distributions to stockholders are reinvested on the payment dates.

(2)
Assumes $100 invested on December 31, 1998 in the Company's Common Stock, the S&P 500 and the PGI.

(3)
The companies included in the PGI are FirstCity Financial; Back Yard Burgers Inc.; Rubio's Restaurants Inc.; Sonic Corp.; DVI Inc.; FINOVA Group, Inc.; MCG Capital Corp.; and New Valley Corp.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        As of February 29, 2004, the Company had outstanding 8,677,200 shares of Common Stock, which are the only outstanding voting securities of the Company.

        The following table sets forth, as of February 29, 2004, the beneficial ownership of Common Stock with respect to (i) each person who was known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock, (ii) each director of the company (iii) each executive officer of the Company and (iv) directors and executive officers as a group.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2)		Percent of Class
Andrew A. Wiederhorn	2,812,911	(3)	30.2%
Tiffany Wiederhorn	2,812,911	(4)	30.2
TTMM, L.P	951,709	(5)	11.0
Clarence B. Coleman and Joan F. Coleman	823,189	(6)	9.5
Robert G. Rosen	643,245	(7)	7.2
Donald Berchtold	610,990	(8)	7.0
Richard Terrell	562,100	(9)	6.5
Patrick Terrell	470,000	(10)	5.4
Jordan D. Schnitzer	448,635	(11)	5.2
Don H. Coleman	43,824	(12)	*
R. Scott Stevenson	27,842	(13)	*
Christopher T. DeWolfe	26,000	(14)	*
Matthew Green	10,000	(15)	*
David Dale-Johnson	10,009	(16)	*
K. Kenneth Kotler	9,000	(17)	*
M. Ray Mathis	500	(18)	*
Lisa Colacurcio	—		*
All executive officers and directors as a group (9 persons)	3,160,086	(19)	33.0%

(1)
The address for each stockholder is c/o Fog Cutter Capital Group Inc., 1410 SW Jefferson Street, Portland, Oregon 97201-2548.

(2)
Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. Shares of Common Stock subject to options or warrants exercisable within 60 days of February 29, 2004 are deemed outstanding for computing the percentage beneficially owned by the person or group holding such options or warrants, but are not deemed outstanding for computing the percentage of any other person. Except as noted, each stockholder has sole voting power and sole investment power with respect to all shares beneficially owned by such stockholder.

(3)
Based upon information obtained from a Form 5 filed with the Securities and Exchange Commission, as amended. Includes 421,720 shares of Common Stock owned by Mr. Wiederhorn's spouse, Tiffany Wiederhorn, 951,709 shares of Common Stock owned by TTMM, L.P. (a partnership controlled by Mr. Wiederhorn's spouse), 242,035 shares of Common Stock held by the Tiffany A. Wiederhorn Grantor Retained Annuity Trust I and 13,826 shares of Common Stock owned by W.M. Starlight Investments, LLC (Mr. Wiederhorn's spouse is the manager and majority owner of this limited liability company). Mr. Wiederhorn shares voting power and may be deemed to share investment power with respect to the shares of Common Stock owned by such persons and may be deemed to be the beneficial owner of all such shares. Mr. Wiederhorn disclaims beneficial ownership of such shares. Also includes 2,000 shares of Common Stock outstanding and

  630,000 shares of Common Stock issuable upon the exercise of outstanding options currently exercisable held directly by Mr. Wiederhorn, over which Mr. Wiederhorn shares voting power with Ms. Wiederhorn and has sole investment power. Also includes 423,245 shares of Common Stock over which Mr. Wiederhorn shares voting power pursuant to the Rosen Agreement described under "Put Option Agreements—Rosen Agreement" immediately below. Mr. Wiederhorn may be deemed to be the beneficial owner of such shares. Mr. Wiederhorn disclaims beneficial ownership of such shares. Also includes an aggregate of 128,376 shares of Common Stock owned by Mr. and Ms. Wiederhorn's minor children. While such shares are held in custody for the benefit of such minor children pursuant to arrangements that do not give Mr. Wiederhorn any voting or investment power over such shares, Mr. Wiederhorn may be deemed to share voting and/or investment power with respect to such shares of Common Stock and may be deemed to be the beneficial owner of such shares. Mr. Wiederhorn disclaims beneficial ownership of such shares. Excludes 112,500 shares of Common Stock which were allocated to Mr. Wiederhorn by a Long Term Vesting Trust established for the benefit of certain employees and directors of the Company (the "Trust") but which will not have vested or be deliverable to Mr. Wiederhorn within 60 days of February 29, 2004. Excludes the remaining 512,500 shares of Common Stock held in the Trust which have been allocated to other employees or Directors or have not been allocated. Although Mr. Wiederhorn acts as a Trustee for the Trust, he does not have any beneficial ownership, voting power or investment power over the shares of Common Stock remaining in the Trust or allocated to other employees or Directors.

(4)
Based upon information obtained from a Form 5 filed with the Securities and Exchange Commission, as amended. Includes an aggregate of 632,000 shares of Common Stock beneficially owned by Andrew A. Wiederhorn, including 630,000 shares which are issuable to Mr. Wiederhorn upon the exercise of outstanding options currently exercisable, 951,709 shares of Common Stock owned by TTMM, L.P., 242,035 shares of Common Stock held by the Tiffany A. Wiederhorn Grantor Retained Annuity Trust I and 13,826 shares of Common Stock W.M. Starlight Investments, LLC. Ms. Wiederhorn shares voting power and may be deemed to share investment power with respect to the shares of Common Stock owned by such persons and may be deemed to be the beneficial owner of all such shares. Ms. Wiederhorn disclaims beneficial ownership of such shares of Common Stock. Also includes 423,245 shares of Common Stock over which Ms. Wiederhorn may be deemed to share voting power pursuant to the Rosen Agreement described under "Put Option Agreements—Rosen Agreement" immediately below. Ms. Wiederhorn may be deemed to be the beneficial owner of such shares. Ms. Wiederhorn disclaims beneficial ownership of such shares. Also includes 128,376 shares of Common Stock owned by Mr. and Ms. Wiederhorn's minor children. While such shares are held in custody for the benefit of such minor children pursuant to arrangements that do not give Ms. Wiederhorn any voting or investment power over such shares, Ms. Wiederhorn may be deemed to share voting and/or investment power over such shares of Common Stock and may be deemed to be the beneficial owner of such shares. Ms. Wiederhorn disclaims beneficial ownership of such shares.

(5)
TTMM, L.P. shares voting power with Andrew Wiederhorn and Tiffany Wiederhorn over such shares.

(6)
Based upon information obtained from a Schedule 13D, a Form 3 and a Form 4 filed with the Securities and Exchange Commission, as amended.

(7)
Includes 220,000 shares of Common Stock issuable upon the exercise of outstanding options currently exercisable.

(8)
Includes 10,000 shares of Common Stock issuable upon the exercise of outstanding options currently exercisable. Also includes 134,636 shares of Common Stock held by Mr. Berchtold as trustee for certain minor children, over which Mr. Berchtold may be deemed to share voting and investment power. Mr. Berchtold disclaims beneficial ownership of such shares. Also includes 396,170 shares of Common Stock owned by an entity which is managed by Mr. Berchtold. Mr. Berchtold may be deemed to share voting and/or investment power over such shares. Mr. Berchtold disclaims beneficial ownership of such shares. Also includes 2,462 shares of Common Stock held by Mr. Berchtold's spouse, and 1,984 shares of Common Stock held by Mr. Berchtold's spouse as trustee for certain minor children, over which Mr. Berchtold may be deemed to share voting and investment power over such shares. Also includes 4,678 shares of Common Stock owned by Mr. Berchtold's dependent 22 year old son. Mr. Berchtold may be deemed to share voting and investment power over such shares. Mr. Berchtold disclaims beneficial ownership of such shares. Excludes 5,000 shares of Common Stock which were allocated to Mr. Berchtold by the Trust but which will not have vested or be deliverable to Mr. Berchtold within 60 days of February 29, 2004.

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

(10)
Mr. Terrell may be deemed to share voting and investment power over such shares with his spouse.

(11)
All such common stock is held directly by Mr. Schnitzer.

(12)
Includes 3,500 shares of Common Stock issuable upon the exercise of outstanding options currently exercisable.

(13)
Includes 26,667 shares of Common Stock issuable upon the exercise of outstanding options currently exercisable.

(14)
Consists of 1,000 shares of Common Stock issuable upon the exercise of outstanding options currently exercisable.

(15)
Consists of 10,000 shares of Common Stock issuable upon the exercise of outstanding options currently exercisable.

(16)
Includes 9,000 shares of Common Stock issuable upon the exercise of outstanding options currently exercisable.

(17)
Includes 1,000 shares of Common Stock issuable upon the exercise of outstanding options currently exercisable.

(18)
Consists of 500 shares of Common Stock issuable upon the exercise of outstanding options currently exercisable.

(19)
Includes 911,667 shares of Common Stock issuable upon the exercise of outstanding options currently exercisable.

*
Less than one percent.

PUT OPTION AGREEMENTS

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

Equity Compensation Plan Information

        The information presented in the table below is as of December 31, 2003.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	992,000	$4.67	2,291,500
Equity compensation plans not approved by security holders(1)	285,500	$0.00	339,500

Total	1,277,500	$3.62	2,631,000

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

        As of December 31, 2003, the trustees had allocated 285,500 shares to the Company's employees and directors.

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

        The Stockholders exercised their right to require us to purchase the Option Shares on December 24, 2002. The option price was determined to be $4.02 per share and the closing date was February 7, 2003. One third of the purchase price for the shares purchased under the Option Agreement was paid in cash to the Stockholders at closing. The remaining purchase price was paid with a promissory note which matured 11 months following the closing date and which bore interest at 0% for the first 90 days and 12% per annum thereafter. The note was prepaid in full in November 2003.

Stock Purchase Loans to Officers

        Prior to the passage of the Sarbanes-Oxley Act of 2002, we had negotiated employment agreements with senior executives, which allowed these executives to borrow a specified maximum amount from us to purchase shares of common stock. These loans are full recourse, secured loans bearing interest at the prime rate. At December 31, 2003, in addition to the $2 million loan to Mr. Wiederhorn described below, we had outstanding stock purchase loans to Mr. Wiederhorn including accrued interest, of approximately $1.0 million.     The Company is not obligated to make additional advances on loans under the employment agreements, and all other loans to executive officers have been paid in full. The remaining outstanding loans are described as follows:

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

        Further information on these loans to Mr. Wiederhorn is included in our annual proxy statement for 2002 and prior years and Mr. Wiederhorn's employment agreement has been previously filed with the SEC.

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

        As of December 31, 2003, the trustees had allocated 285,500 shares to our employees and directors.

Business Use of Private Aircraft

        During 2003, we paid $425,000 to Peninsula Capital Partners LLC ("Peninsula Capital"), an entity owned by Mr. Wiederhorn, for the Company's business use of certain private aircraft. The Board of Directors is aware of the relationship and approved the fees for the use of the aircraft. The fee paid is a reimbursement of costs to Peninsula Capital for the Company's use of the aircraft.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The aggregate fees to the Company for the years ended December 31, 2003 and 2002 by Ernst & Young LLP, the Company's principal accounting firm, are as follows (dollars in thousands):

	December 31, 2003	December 31, 2002
Audit fees	$470	$202
Audit related fees	$—	$4
Tax fees	$300	$262
All other fees	$—	$—

        Audit Committee Pre-Approval Policies and Procedures. The Audit Committee reviews the independence of the Company's auditors on an annual basis and has determined that Ernst & Young, LLP is independent. In addition, the Audit Committee pre-approves all work and fees which are performed by the Company's independent auditors.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

  (a)
  Financial Statements

    Consolidated Statements of Financial Condition at December 31, 2003 and 2002
    Consolidated Statements of Operations for the Years Ended December 31, 2003, 2002, and 2001
    Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2003, 2002, and 2001
    Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002, and 2001
    All financial statement schedules of the Company are omitted because they are not required or are not applicable.

  (b)
  Report on Form 8-K filed during the fourth quarter of the period covered by this report:

    Current Report on Form 8-K filed November 14, 2003, announcing the results of operations and financial condition for the three month and nine month periods ending September 30, 2003.

  (c)
  Exhibits

    See Exhibit Index immediately following the signature pages.

    The Company has determined that Bourne End was a "significant subsidiary" for the year ended December 31, 2003. Bourne End is a foreign business and audited financial statements are in the process of being prepared for 2003. The Company intends to file an amended Form 10-K/A prior to the due date of June 30, 2004, which will include, as an exhibit, the audited, stand-alone, financial statements of Bourne End as required by Reg. S-X 3-09(b)(2).

REPORT OF INDEPENDENT AUDITORS

        To the Board of Directors and Stockholders of Fog Cutter Capital Group Inc.

        We have audited the accompanying consolidated statements of financial condition of Fog Cutter Capital Group Inc. and subsidiaries (the "Company") as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fog Cutter Capital Group Inc. and subsidiaries as of December 31, 2003, and 2002, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

/s/ ERNST & YOUNG LLP

Los Angeles, California
February 13, 2004

FOG CUTTER CAPITAL GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands)

	December 31,
	2003	2002
Assets:
Cash and cash equivalents	$19,607	$14,505
Securities available for sale, pledged under repurchase agreements, at estimated fair value	35,010	56,524
Securities available for sale, at estimated fair value	500	2,794
Loans	3,744	2,245
Investments in real estate, net	22,577	21,498
Loans to senior executives	2,964	2,918
Investment in Bourne End	2,141	5,579
Restaurant property, plant and equipment, net	5,897	—
Intangible assets, net	5,640	—
Goodwill	7,300	—
Other assets	3,596	4,523

Total assets	$108,976	$110,586

Liabilities and Stockholders' Equity Liabilities:
Repurchase agreements	$25,318	$35,478
Borrowings and notes payable	7,804	—
Obligations under capital leases	12,942	16,847
Dividend payable	1,216	1,253
Obligation to repurchase stock	—	4,201
Deferred income	3,700	—
Deferred income taxes	6,980	4,134
Accrued expenses and other liabilities	5,635	4,466

Total liabilities	63,595	66,379

Commitments and contingencies
Stockholders' Equity:
Preferred stock, $.0001 par value; 25,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.0001 par value; 200,000,000 shares authorized; 11,716,600 shares issued as of December 31, 2003 and 11,518,600 shares issued as of December 31, 2002; 8,670,700 shares outstanding as of December 31, 2003 and 9,517,460 shares outstanding as of December 31, 2002	168,018	167,027
Common stock, subject to put options; none as of December 31, 2003; 1,044,760 common shares as of December 31, 2002	—	(3,131)
Accumulated deficit	(115,588)	(116,503)
Accumulated other comprehensive income	968	1,700
Treasury stock; 3,045,900 common shares as of December 31, 2003, and 2,001,140 common shares as of December 31, 2002, at cost	(8,017)	(4,886)

Total stockholders' equity	45,381	44,207

Total liabilities and stockholders' equity	$108,976	$110,586

The accompanying notes are an integral part of these consolidated financial statements.

FOG CUTTER CAPITAL GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share data)

	Year Ended December 31,
	2003	2002	2001
Net Interest Income:
Loans	$1,250	$469	$2,307
Securities	2,422	5,277	7,328
Loans to senior executives	216	88	87
Other investments	173	264	226

Total interest income	4,061	6,098	9,948
Interest expense	669	1,906	4,548

Net interest income	3,392	4,192	5,400

Real Estate Operations:
Operating income	4,026	927	2,197
Operating expense	(1,930)	(669)	(418)
Interest expense	(1,335)	(333)	(1,244)
Gain on sale of real estate	279	49	1,142
Depreciation	(616)	(158)	(456)

Total real estate operations	424	(184)	1,221

Restaurant Operations:
Operating revenue	7,502	—	—
Cost of goods sold	(4,556)	—	—
Franchise and royalty fees	463	—	—
General and administrative costs	(3,514)	—	—
Interest expense	(319)	—	—
Depreciation and amortization	(494)	—	—

Total restaurant operations	(918)	—	—

Other Operating Income (Loss):
Market valuation losses and impairments	(762)	(400)	(11,422)
Provision for litigation claims	—	—	(2,000)
Equity in earnings (losses) of equity investees	4,934	1,100	(1,335)
Gain on sale of loans and securities	12,520	28,045	1,001
Loan origination income	5,408	2,315	—
Other income (loss), net	1,466	(1,037)	(758)

Total other operating income (loss)	23,566	30,023	(14,514)

Operating Expenses:
Compensation and employee benefits	11,781	8,615	5,147
Professional fees	1,925	2,158	1,365
Fees paid to related parties	425	75	1
Other	3,279	2,956	2,519

Total operating expenses	17,410	13,804	9,032

Net income (loss) before provision for income taxes and cumulative effect of a change in accounting principle	9,054	20,227	(16,925)
Provision for income taxes	3,655	3,522	—

Net income (loss) before cumulative effect of a change in accounting principle	5,399	16,705	(16,925)
Cumulative effect of a change in accounting principle	—	—	(1,021)

Net income (loss)	$5,399	$16,705	$(17,946)

The accompanying notes are an integral part of these consolidated financial statements.

	Year Ended December 31,
	2003	2002	2001
Basic net income (loss) per share before cumulative effect of a change in accounting principle	$0.62	$1.69	$(1.61)
Cumulative effect per share of a change in accounting principle	—	—	(.10)

Basic net income (loss) per share	$0.62	$1.69	$(1.71)

Weighted average shares outstanding	8,651,500	9,905,900	10,507,413
	Year Ended December 31,
	2003	2002	2001
Diluted net income (loss) per share before cumulative effect of a change in accounting principle	$0.62	$1.66	$(1.61)
Cumulative effect per share of a change in accounting principle	—	—	(.10)

Diluted net income (loss) per share	$0.62	$1.66	$(1.71)

Diluted weighted average shares outstanding	8,767,400	10,049,100	10,525,413
Dividends declared per share	$0.52	$0.52	$0.39

FOG CUTTER CAPITAL GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollars in thousands)

	Common Stock		Treasury Stock					Accumulated Other Comprehensive Income (Loss)
					Common Stock Subject to Options Shares	Accumulated Deficit Amount	Recourse Loans to Officers to Acquire Stock
	Shares(1)	Amount	Shares(1)	Amount					Total
Balance at January 1, 2001	10,507,413	$166,981	992,687	$(2,171)	—	$(106,077)	$(1,026)	$(2,056)	$55,651
Comprehensive loss:
Net loss	—	—	—	—	—	(17,946)	—	—	(17,946)
Other comprehensive income:	—	—
Foreign currency translation	—	—	—	—	—	—	—	448	448
Net unrealized holding losses on securities available for sale	—	—	—	—	—	—	—	(5,381)	(5,381)
Reclassification adjustment for losses on securities included in net loss	—	—	—	—	—	—	—	9,280	9,280

Total comprehensive loss	—	—	—	—	—	—	—	—	(13,599)
Net changes in recourse loans to officers to acquire stock	—	—	—	—	—	—	855	—	855
Dividends declared	—	—	—	—	—	(4,108)	—	—	(4,108)

Balance at December 31, 2001	10,507,413	166,981	992,687	(2,171)	—	(128,131)	(171)	2,291	38,799
Comprehensive income:
Net income	—	—	—	—	—	16,705	—	—	16,705
Other comprehensive income:
Foreign currency translation	—	—	—	—	—	—	—	724	724
Unrealized holding gains on securities available for sale	—	—	—	—	—	—	—	26,964	26,964
Reclassification adjustment for gains on securities included in net income	—	—	—	—	—	—	—	(28,279)	(28,279)

Total comprehensive income	—	—	—	—	—	—	—	—	16,114
Common stock issued pursuant to exercise of stock options	18,500	46	—	—	—	—	—	—	46
Net change in recourse loans to officers to acquire stock	—	—	—	—	—	—	171	—	171
Dividends declared	—	—	—	—	—	(5,077)	—	—	(5,077)
Transfer from permanent equity:
Put options agreements	—	—	—	—	(3,131)	—	—	—	(3,131)
Treasury stock acquired	(1,008,453)	—	1,008,453	(2,715)	—	—	—	—	(2,715)

Balance at December 31, 2002	9,517,460	167,027	2,001,140	(4,886)	(3,131)	(116,503)	—	1,700	44,207
Comprehensive income:
Net income	—	—	—	—	—	5,399	—	—	5,399
Other comprehensive income:
Foreign currency translation	—	—	—	—	—	—	—	350	350
Unrealized holding gains on securities available for sale	—	—	—	—	—	—	—	12,211	12,211
Reclassification adjustment for gains on securities and foreign currency translation included in net income	—	—	—	—	—	—	—	(13,293)	(13,293)

Total comprehensive income	—	—	—	—	—	—	—	—	4,667
Common stock issued pursuant to exercise of stock options	198,000	991	—	—	—	—	—	—	991
Net change in recourse loans to officers to acquire stock	—	—	—	—	—	—	—	—	—
Dividends declared	—	—	—	—	—	(4,484)	—	—	(4,484)
Transfer from permanent equity:
Put options agreements	—	—	—	—	3,131	—	—	—	3,131
Treasury stock acquired	(1,044,760)	—	1,044,760	(3,131)	—	—	—	—	(3,131)

Balance at December 31, 2003	8,670,700	$168,018	3,045,900	$(8,017)	$—	$(115,588)	$—	$968	$45,381

(1)
Issued and outstanding

        The accompanying notes are an integral part of these consolidated financial statements.

FOG CUTTER CAPITAL GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended December 31,
	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$5,399	$16,705	$(17,946)
Adjustments to reconcile net income loss to net cash (used in) provided by operating activities:
Equity in (earnings) losses of equity investees	(4,934)	(1,100)	1,335
Depreciation and amortization	1,227	365	655
Market valuation losses and impairments	762	400	11,422
Purchase of loans and discounted loans	—	(2,400)	(1,293)
Principal repayments on loans	—	2,907	25,066
(Gain) loss on foreign currency translation	(799)	(23)	839
Gain on sale of loans and securities	(12,520)	(28,045)	(1,001)
Stock option expense	—	1,071	—
Gain on sale of real estate	(279)	(49)	(1,142)
Cumulative effect of a change in accounting principle	—	—	1,021
Other	(228)	—	—
Change in:
Deferred income	1,650	—	—
Deferred income taxes	2,846	3,420	—
Accrued interest receivable	55	(131)	396
Other assets	2,061	554	1,788
Accounts payable and accrued liabilities	(3,197)	(1,755)	1,176

Net cash (used in) provided by operating activities	(7,957)	(8,081)	22,316

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of securities available for sale	—	(58,163)	(695)
Repayments of securities available for sale	19,316	6,019	2,122
Proceeds from sale of securities available for sale	16,001	79,541	7,361
Proceeds from sale of real estate	281	49	21,428
Purchase of loans and discounted loans	(1,430)	—	—
Principal repayment on loans	828	—	—
Proceeds from sale of loans	—	—	7,304
Investments in real estate	(2,545)	(642)	(37)
Investments in and loans to equity investees	(3,000)	—	—
Proceeds from investments in and loans to equity investees	11,956	1,382	—
Investments in leases	—	(798)	—
Payments made in connection with acquisition of subsidiary (net of cash acquired)	(5,235)	(1,850)	—
Other	(943)	229	(70)

Net cash provided by (used in) investing activities	35,229	25,767	37,413

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	—	63,088	1,488
Repayments on borrowings	(10,346)	(65,577)	(52,021)
Repayments under capital leases	(4,191)	(96)	—
Loans to executives	—	(2,750)	—
Payment of obligation to purchase treasury stock	(4,201)	—	—
Purchase of treasury stock	—	(882)	—
Dividend payments on common stock	(4,610)	(3,823)	(5,825)
Other	879	46	—

Net cash (used in) provided by financing activities	(22,469)	(9,994)	(56,358)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	299	60	(12)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	5,102	7,752	3,359
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	14,505	6,753	3,394

CASH AND CASH EQUIVALENTS AT END OF YEAR	$19,607	$14,505	$6,753

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$2,335	$2,240	$6,389
Cash paid for taxes	$694	$102	$—
NONCASH FINANCING AND INVESTING ACTIVITIES:
Sale of loan in exchange for treasury stock	$—	$1,833	$—
Conversion of mortgage-backed securities to loans and real estate	$—	$—	$6,555
Reclassification of recourse loans to officers	$—	$—	$906
Acquisition of assets under capital leases	$—	$16,943	$—

The accompanying notes are an integral part of these consolidated financial statements.

FOG CUTTER CAPITAL GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share data and as noted)

NOTE 1—ORGANIZATION AND RELATIONSHIPS

        The Company was originally incorporated as Wilshire Real Estate Investment Trust Inc. in the State of Maryland on October 24, 1997. As a result of changing market conditions and opportunities, the Company has adapted its business strategy to a more diversified operation. Effective January 25, 2001, the Company changed its name to Fog Cutter Capital Group Inc. to better reflect the diversified nature of its business and investments. The Company is not a Real Estate Investment Trust ("REIT") for tax purposes and has never elected to be treated as such. At December 31, 2003 and 2002, certain Company officers and directors controlled directly or indirectly the significant voting majority of the Company.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Nature of Operations—The Company operates a restaurant business, conducts commercial mortgage lending and brokerage activities and makes real estate investments. The Company's primary sources of revenue are from loans, mortgage-backed securities, real estate and earnings from operating subsidiaries.

        Principles of Consolidation—The accompanying consolidated financial statements include the accounts of Fog Cutter Capital Group Inc. and its subsidiaries, including WREP 1998-1 LLC, Fog Cutter Servicing Inc., Fog Cap Commercial Lending Inc., Fog Cutter Capital Markets Inc., Fog Cap Retail Investors LLC, Fog Cap Acceptance Inc., BEP Islands Limited, Padraig (a French LLC doing business as V Model Management), and Fatburger Holdings, Inc. ("Fatburger"). Intercompany accounts have been eliminated in consolidation.

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

        Sale Recognition—The Company is involved in significant sales of mortgage-backed securities and other assets. The recognition of sales of financial instruments, including mortgage-backed securities and loans, only when the Company has irrevocably surrendered control over these assets. The Company will recognize gain on sales of real estate under the full accrual method when (1) a sale is consummated, (2) the buyer's initial and continuing investments are adequate to demonstrate a commitment to pay for the property, (3) any receivable from the buyer is not subject to future subordination and (4) the usual risks and rewards of ownership of the property have been transferred to the buyer. If any of these conditions are not met, the accounting policy requires that gain on sale be deferred until all of the conditions have been satisfied.

        Fatburger Restaurant and Franchise Revenue—Revenue from the operation of Fatburger company-owned restaurants are recognized when sales occur. Franchise fee revenue from the sale of individual Fatburger franchises is recognized only when all material services or conditions relating to the sales have been substantially performed or satisfied. The completion of training and the opening of a location by the franchisee constitute substantial performance on the part of Fatburger. Nonrefundable deposits collected in relation to the sale of franchises are recorded as deferred franchise fees until the completion of training and the opening of the restaurant, at which time the franchise fee revenue is recognized. In addition to franchise fee revenue, Fatburger collects a royalty ranging from 5% to 6% of gross sales from restaurants operated by franchisees. Fatburger recognizes royalty fees as the related sales are made by the franchisees. Costs relating to continuing franchise support are expensed as incurred. An advertising fee equal to 2% of gross sales from restaurants operated by franchisee and owned stores is collected by Fatburger. These fees are set aside to be used for a marketing program that benefits the entire group, as defined by the franchise circular. A liability is recorded related to the amounts collected or to be collected based upon the restaurants gross sales. Fatburger expenses advertising costs upon the inception of the advertising campaign, after first reducing the advertising liability for those that the marketing program is funding. Total advertising expense amounted to $0.3 million for the period from August 16, 2003 through December 28, 2003.

        Fatburger operates on a 52-week calendar and its fiscal year ends on the Sunday closest to December 31. Consistent with the industry, Fatburger measures its stores' performance based upon 7 day work weeks. Using the 52-week cycle ensures consistent weekly reporting for operations and ensures that each week has the same days, since certain days are more profitable than others. Accordingly, the accompanying consolidated financial statements reflect a Fatburger fiscal year end of December 28, 2003.

        Goodwill and Other Intangible Assets—Goodwill represents the excess of the purchase price and other acquisition related costs over the estimated fair value of the net tangible and intangible assets acquired. The Company does not amortize goodwill. Intangible assets are stated at cost and include trademarks, operating manuals, franchise agreements and leasehold interests. Trademarks, which have indefinite lives, are not subject to amortization. All other intangible assets are amortized over their estimated useful lives, which range from five to fifteen years. The Company assesses potential impairments to intangible assets at least annually, or when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Judgments regarding the existence of impairment indicators and future cash flows related to intangible assets are based on operational performance of the acquired businesses, market conditions and other factors.

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

        Loans—Upon loan origination or purchase, the Company classifies such loan as held for sale or held for investment. Loans held for sale are carried at the lower of cost (net of purchase discounts or premiums, deferred fees and deferred origination costs) or fair value. The Company determines the fair value of its loans by discounting projected future cash flows at estimated market yields. The payment history and current status of the loans are factors that are considered when projecting future cash flows. The Company also considers the collateral value securing the loans and the ability of the borrowers to continue making payments. All loans held by the Company at December 31, 2002 were classified as held for sale.

        Loans are classified as held for investment based on management's intent and ability to hold the loans for the foreseeable future or until their maturity or payoff. All loans held by the Company at December 31, 2003 were classified as held for investment. Loans held for investment are recorded at their unpaid principal balance, net of discounts and premiums, unamortized net deferred loan origination costs and fees and allowance for loan losses. Loan origination fees and certain direct origination costs are deferred and recognized as adjustments to income over the lives of the related loans. Unearned income, discounts and premiums are amortized to income over the estimated life of the loan using methods that approximate the interest method. Interest is recognized as revenue when earned according to the terms of the loans and when, in the opinion of management, it is collectible. Loans are evaluated for collectibility and, if appropriate, interest accrual is discontinued and previously accrued interest is reversed. Based upon the Company's assessment, no allowance for loan losses was required with respect to its loans held for investment at December 31, 2003. Specific valuation allowances may be established for loans that are deemed impaired, if default by the borrower is deemed probable, and if the fair value of the loan or the collateral is estimated to be less than the gross carrying value of the loan. The Company classifies loans as impaired when, based upon current information and events, it is probable that the Company will be unable to collect all amounts due, both principal and interest, according to the contractual terms of the loan agreement. Impairment is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, based on a loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. Specific factors used in the impaired loan identification process include, but are not limited to, delinquency status, loan-to-value ratio, the condition of the underlying collateral, credit history, and debt coverage. For impaired loans on non-accrual status, cash receipts are applied, and interest income is recognized, on a cash basis. For all other impaired loans, cash receipts are applied to principal and interest in accordance with the contractual terms of the loan and interest income is recognized on the accrual basis. Generally, a loan may be returned to accrual status when all delinquent principal and interest are brought current in accordance with the terms of the loan agreement and certain performance criteria have been met. The estimated loss upon liquidation on all other loans held for investment are charged off upon foreclosure.

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

        The Company evaluates its real estate properties, including properties under capital leases, and other similar long-lived assets at least annually, or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. The Company first evaluates these assets for indicators of impairment such as significant decreases in the estimated market price of a real estate asset, a significant adverse change in the extent or manner in which a real estate assets is being used or in its physical condition, or cash flow combined with a history of operating cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of the long-lived asset. When any such indicators of impairment are noted, the Company compares the carrying amount of these assets to the future estimated undiscounted net cash flows expected to result from the use and eventual disposition of the assets. If the undiscounted cash flows are less than the carrying amount, the Company records an impairment charge equal to the excess of carrying value over the asset's estimated fair value. Fair value is estimated in consideration of third party value opinions and comparative similar asset prices, whenever available, or internally developed discounted cash flow analysis.

        Any long-lived assets which the Company expects to sell or dispose in the near term are stated at the lower of their carrying amounts or fair value less cost to sell, and are evaluated for impairment throughout the sales process.

        The Company recognizes sales of real estate only when it transfers the usual risks and all or substantially all of the rewards of ownership to the buyer and all required conditions for sale consummation have been met. These conditions usually include the following: (1) the parties to the transaction are bound by a contract that defines all significant terms and conditions, (2) all consideration has been exchanged, (3) permanent financing, if any, for which the Company is responsible, as a seller, had been arranged, and (4) all conditions precedent to closing have been performed. The Company uses the full accrual method to account for gains or losses on sale of real estate.

        Under this method, all of the gains are recognized when real estate is sold, provided the gain is determinable and the earnings process is virtually complete. Generally, a gain or loss from the sale of real estate is equal to the difference between the carrying amount of the real estate sold and the net amount received.

        Investment in Equity Investees—The equity method of accounting is used for investments in associated companies which are not controlled by the Company and in which the Company's interest is generally between 20% and 50%. The Company's share of earnings or losses of associated companies, in which at least 20% of the voting securities is owned, is included in the consolidated statement of operations.

        Stock Options—The Company has a non-qualified stock option plan ("the Option Plan") which provides for options to purchase shares of the Company's common stock. The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for the Option Plan. Accordingly, no compensation expense has been recognized in the Consolidated Statements of Operations for grants under the Option Plan. Had compensation expense for the Company's Option Plan been determined based on the fair value at the grant date consistent with the methods of SFAS No. 123 "Accounting for Stock Based Compensation", the Company's net loss and loss per share for the years ended December 31, 2003, 2002 and 2001 would have been increased to the pro forma amounts indicated below:

	Year ended December 31,
	2003	2002	2001
	(dollars in thousands, except share data)
Net income (loss) as reported	$5,399	$16,705	$(17,946)
Pro forma stock based compensation, net of tax	(39)	(99)	(175)

Pro forma net income (loss)	$5,360	$16,606	$(18,121)

Net income (loss) per common and common share equivalent:
Basic income (loss) per share:
As reported	$0.62	$1.69	$(1.71)
Pro forma	$0.62	$1.68	$(1.73)
Diluted income (loss) per share:
As reported	$0.62	$1.66	$(1.71)
Pro forma	$0.61	$1.65	$(1.73)

        There were no options granted with exercise prices below the market value of the stock at the grant date. The weighted average fair value of options granted during 2003, 2002 and 2001 was $0.30, $0.76 and $0.74, respectively, for options with exercise prices exceeding the market price of the stock at the grant date. Fair values were estimated using the Black-Scholes option-pricing model. The following weighted average assumptions were used to determine the value of the 2003 options granted: 10% dividend yield, expected volatility of 25%, risk-free interest rate of 2.5% and expected lives of four years.

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

        During the year ended December 31, 2001, the Company experienced a net loss, which resulted in common stock equivalents having an anti dilutive effect on earnings per share.

        Reclassifications—Certain items in the consolidated financial statements for 2002 and 2001 were reclassified to conform to the 2003 presentation.

NOTE 3—RECENTLY ISSUED ACCOUNTING STANDARDS

        In May 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("SFAS No. 150"), effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The adoption of SFAS No. 150 did not have a material impact on the results of operations or the financial position of the Company.

        In May 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities ("SFAS No. 149"), effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. This rule amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, to clarify financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. The adoption of SFAS No. 149 did not have a material impact on the results of operations or the financial position of the Company.

        In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"), which was originally effective for the Company on July 1, 2003. In October 2003, the FASB deferred the effective date for applying the provisions of FIN 46 to December 31, 2003 for interests held by public companies in variable interest entities or potential variable interest entities created before February 1, 2003. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The Company has completed its evaluation of the provisions of FIN 46 and does not have any significant interests in variable interest entities. Accordingly, the adoption of FIN 46 did not have a material impact on the results of operations or the financial position of the Company.

        In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, ("SFAS No. 148") effective for fiscal years ending after December 15, 2002. This rule amends SFAS No. 123 to provide several alternatives for adopting stock option expense provisions, as well as additional required interim financial statement disclosures. SFAS No. 148 does not require companies to expense stock options in current earnings. The Company has not adopted the provisions of SFAS No. 123 for expensing stock based compensation; however, the Company has adopted the additional interim disclosure provisions of the statement. There was no material impact from the adoption of SFAS No. 148 on the results of operations or the financial position of the Company.

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

NOTE 4—BUSINESS COMBINATION

        On August 15, 2003, the Company funded a $5.4 million investment and financing package for Fatburger Holdings, Inc. ("Fatburger"). Fatburger operates or franchises over 50 hamburger restaurants located in California, Nevada, Arizona and Washington. Franchisees currently own and operate about half of the Fatburger locations.

        As part of the investment and financing package, the Company acquired approximately 83% of the voting control of Fatburger from existing shareholders. The investment consisted of the purchase of convertible preferred stock and redeemable convertible preferred stock. The acquisition price for the two classes of convertible preferred stock was $5.4 million. Based upon the relative fair value of the stock, the Company allocated $1.2 million of the purchase price to the convertible preferred ("Series A-1 Preferred") and $4.2 million to the redeemable convertible preferred ("Series D Preferred"). The Series D Preferred has a liquidation preference of $6.0 million. It accrues a preferred dividend equal to 20% per annum of the liquidation preference. The Series D Preferred may be redeemed by Fatburger at any time for $6.0 million, plus accrued dividends and is scheduled to be redeemed by May 15, 2004. The due date for the scheduled redemption of the Series D Preferred may be extended for nine additional months if Fatburger has redeemed at least $2.25 million by May 15, 2004 and has paid all accrued dividends, including a special 10% extension dividend (not to exceed $225,000) on the portion of the Series D Preferred being extended. The Series D Preferred initially has voting rights equal to approximately 63% of the voting control of Fatburger. In the event Fatburger fails to redeem the Series D Preferred by the scheduled redemption date, the Company will be issued additional stock to bring the total ownership and control of Fatburger to 90%. (See also Note 22—Subsequent Events).

        The Series A-1 Preferred is convertible into a 20% ownership interest of the common stock of Fatburger on a fully diluted basis. If Fatburger extends the scheduled redemption period of the Series D Preferred, the conversion feature of the Series A-1 Preferred increases to fully diluted 35% ownership interest in the common stock of Fatburger. The Series A-1 Preferred initially has voting rights equal to 20% of the voting control of Fatburger.

        The primary reason for the acquisition was to finance a management led buy-out of Fatburger's majority shareholder. The Company expects to earn preferred dividends on the investment in the Series D Preferred and convert the Series A-1 Preferred into common stock in order to participate in potential future increases in the value of Fatburger. The Company owns the entire class of the Series A-1 Preferred and the Series D Preferred. The Company's ability to transfer the Series A-1 Preferred and the Series D Preferred is subject to certain restrictions. The shares are also entitled to certain co-sale rights. As a result of the Company's voting control, it began reporting the operations of Fatburger on a consolidated basis beginning August 15, 2003.

        The following supplemental pro forma information discloses the results of operations for the three years ended December 31, 2003, 2002 and 2001, as though the acquisition had been completed as of the beginning of the period being reported. The supplemental pro forma information is presented in accordance with generally accepted accounting principles, but should be read in conjunction with the accompanying financial statements.

        Supplemental Pro Forma Information—Fatburger Acquisition:

	Year Ended December 31,
	2003	2002	2001 (1)
	(dollars in thousands)
Net interest income	$3,392	$4,192	$5,400
Real estate operating income (loss)	424	(184)	1,221
Restaurant operating income (loss)	(1,884)	(863)	(931)
Other operating income	23,566	30,023	(14,514)
Operating expenses	(17,410)	(13,804)	(9,032)

Net income (loss) before provision for taxes and cumulative effect of a change in accounting principle	8,088	19,364	(17,856)
Provision for income taxes	(3,676)	(3,494)	—

Net income (loss) before cumulative effect of a change in accounting principle	4,412	15,870	(17,856)
Cumulative effect of a change in accounting principle	—	—	(1,021)

Net income (loss)	$4,412	$15,870	$(18,877)

(1)
Fatburger was organized August 15, 2001. As a result, the pro forma information for 2001 only includes Fatburger operations subsequent to August 15, 2001.

        The purchase price was allocated to Fatburger's tangible and identifiable intangible assets and liabilities based on their estimated fair values at the acquisition date. The allocation of the purchase price was based, in part, on third-party valuations of the fair values of identifiable intangible assets and restaurant property, plant, and equipment. The excess of the purchase price over the fair values of the portion of assets and liabilities acquired amounted to $7.1 million and was allocated to goodwill. The carryover basis of minority interest in the transaction was not material.

        The following table summarizes the allocated basis of the assets acquired and liabilities assumed as of the acquisition date (in thousands):

Current assets (primarily cash and accounts receivable)	$783
Restaurant property, plant and equipment	5,931
Goodwill	7,063
Identifiable intangible assets (primarily trademarks and franchise agreements)	5,662
Other assets	242
Current liabilities	(3,109)
Deferred income	(2,550)
Debt	(8,336)
Other liabilities	(286)

Net assets	$5,400

The accompanying consolidated statements of financial condition include borrowings and notes payable of $7.8 million as of December 31, 2003 as a result of the consolidation of Fatburger. Of this amount, approximately $7.2 million is secured by substantially all of the assets of Fatburger, bears interest at fixed rates ranging from 8.0% to 9.5% and requires monthly payments of principal and interest through 2008. Fatburger's borrowing requires Fatburger to meet certain annual financial covenants, including maintaining a maximum funded debt to EBITDA ratio and a minimum fixed charge coverage ratio. These ratios are measured on an annual basis each June. Fatburger was not in compliance with certain of these covenants and obtained a waiver at June 29, 2003.

        As of December 31, 2003, borrowings and notes payable also include mandatory redeemable preferred stock (the "Series B Preferred") with a carrying value of $0.6 million which was issued by Fatburger to a third party on August 15, 2003. The Series B Preferred is redeemable by Fatburger for $1.5 million at any time, but must be redeemed by August 15, 2009. Under certain circumstances, the Series B Preferred shareholders may convert their shares into the common stock of Fatburger in an amount equal to the redemption price based upon the fair value of the common stock at the time of conversion. The Series B Preferred is entitled to dividends from Fatburger equal to 2.5% per annum of the redemption price. The Series B Preferred does not have voting rights.

NOTE 5—SECURITIES AVAILABLE FOR SALE

        The Company recognized gains on the sale of securities available for sale of $12.5 million, $21.8 million, and $0.5 million, respectively, for the years ended December 31, 2003, 2002 and 2001. Gross proceeds from these sales were $16.0 million, $69.3 million, and $7.4 million, respectively, for the years ended December 31, 2003, 2002 and 2001. The Company uses the specifically identified amortized cost in determining gain on sale of securities available for sales. During the years ended December 31, 2003, 2002 and 2001, the Company recorded net increases (decreases) in the other comprehensive income component of stockholders' equity of ($0.3 million), ($1.3 million) and $3.8 million, respectively, for unrealized holding gains and losses relating to securities available for sale. During the years ended December 31, 2003, 2002 and 2001, the Company did not own any securities designated as trading securities and there were no transfers from available-for-sale to trading status.

        At December 31, 2003 and 2002, securities available for sale were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
December 31, 2003
Mortgage-backed securities	$33,809	$1,779	$78	$35,510
December 31, 2002
Mortgage-backed securities	$56,622	$2,702	$6	$59,318

        Due to prepayments, the Company expects to receive payments on securities over periods that are considerably shorter than the contractual maturities of the securities, which range from 6 to 30 years. The following table provides the expected maturities of the Company's mortgage-backed securities as of December 31, 2003, based upon estimated future principal prepayments:

	Within One Year	One Year to Five Years	Five Years to Ten Years	More Than ten Years	Total
	(dollars in thousands)
Amortized cost	$10,000	$18,000	$5,809	$—	$33,809
Fair value	$11,777	18,000	5,733	—	$35,510

        At December 31, 2003, approximately $35.0 million of securities available for sale were pledged to secure borrowings (see Note 8).

        Unless market quotes are available, the fair value of the Company's investment in mortgage-backed securities is determined at each reporting date as the present value of the anticipated cash flows from the underlying collateral using certain assumptions. These assumptions include: (i) future rate of prepayment; (ii) discount rate used to calculate present value; and (iii) default rates and loss severity on loan pools underlying the mortgage-backed securities. At December 31, 2003, the range of key economic assumptions used to determine the fair value of the securities was as follows: an annual prepayment speed ranging from 25% to 50%; a monthly constant default rate ranging from 0.7% to 0.8%; a loss severity of 50%; and a discount rate of 12% for the B-rated securities and 21% for the unrated securities.

        Due to decreases in benchmark interest rates and the positive effect of prepayments, the Company realized increased values on mortgage-backed securities during 2003 and 2002. However, during the year ended December 31, 2001, the Company incurred significant impairment losses of $8.7 million, due to the other-than-temporary decreases in value of mortgage-backed securities. These losses resulted from the worsening credit performance of the mortgage-backed securities as well as increases in the market yields for investments in such high-risk assets. The assumptions and the resulting estimated values of the mortgage-backed securities at December 31, 2003 and 2002 are believed to be appropriate based on the facts and circumstances as of that date, however, there can be no assurance that there will be no future losses on these securities due to changes in their performance or overall market conditions.

        In July 2000, the Emerging Issues Task Force ("EITF") finalized the provisions of EITF Issue No. 99-20, "Recognition of Interest Income and Impairment of Purchased and Retained Beneficial Interests in Securitized Financial Assets", ("EITF 99-20"). EITF 99-20 sets forth rules for recognizing interest income and determining when securities must be written down to fair value because of other than temporary impairments. The effective date for adoption of EITF 99-20 was April 1, 2001. As a result of the implementation of EITF 99-20, the Company recorded a "cumulative effect of a change in accounting principle" adjustment of $1.0 million relating to other than temporary impairment of mortgage-backed securities during the year ended December 31, 2001.

NOTE 6—LOANS

        The Company's loans are comprised of the following loan categories at December 31, 2003, and 2002:

	December 31,
	2003	2002
	(dollars in thousands)
Commercial real estate loans	$2,164	$—
Other loans	1,580	2,245

	$3,744	$2,245

        As of December 31, 2003 and 2002, the unpaid principal balance (net of purchase discounts) of loans with adjustable rates of interest was $1.6 million, and $1.9 million, respectively. As of December 31, 2003 and 2002, loans with fixed rates of interest were $2.1 million and $0.4 million, respectively.

        At December 31, 2003 and 2002, none of the loans were pledged to secure borrowings. At December 31, 2002, we classified our loans as held for sale, however, at December 31, 2003, we classified our loans as held in portfolio. As of December 31, 2003, two of the Company's loans totaling $3.0 million were impaired, however, no impairment reserves were required. At December 31, 2002, the Company had no impaired loans.

NOTE 7—INVESTMENTS IN REAL ESTATE

        At December 31, 2003 and 2002, the Company's investments in real estate were comprised of the following:

	December 31,
	2003	2002
	(dollars in thousands)
Commercial real estate:
Properties under capital leases	13,898	17,580
Land, building and improvements	8,085	2,072
Undeveloped land	1,447	2,318
Less: Accumulated depreciation	(853)	(472)

	$22,577	$21,498

        At December 31, 2003 and 2002, all of the Company's direct investments in commercial real estate were located in the United States.

NOTE 8—INVESTMENT IN BOURNE END

        Summary financial information for Bourne End, which is accounted for by the equity method is as follows:

	Bourne End
	At, or for the Year Ended December 31,
	2003	2002	2001
	(dollars in thousands)
Cash	$7,725	$1,702	$4,636
Real Estate, net	38,046	111,444	165,220
Other assets	3,486	4,310	5,853
Notes payable	28,460	87,461	146,400
Other liabilities	17,846	9,613	10,155
Rental income	8,689	13,042	19,186
Gain on sale of real estate	28,120	12,100	4,401
Interest expense	7,002	11,240	15,894
Net income (loss)	18,917	4,048	(4,599)

NOTE 9—RESTAURANT PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment at December 31, 2003 and 2002, consist of:

	At December 31,
	2003	2002
	(dollars in thousands)
Land and buildings	$1,875	$—
Leasehold improvements	2,556	—
Furniture, fixtures and equipment	1,805	—
Construction-in-progress	75	—

	6,311	—
Less accumulated depreciation and amortization	(414)	—

	$5,897	$—

NOTE 10—INTANGIBLE ASSETS

        Primarily as a result of the acquisition of Fatburger, the Company has investments in intangible assts, including operating manuals, franchise agreement and leasehold interests. Trademarks, which have indefinite lives, are not subject to amortization. All other intangible assets are amortized using the straight-line method over 5 to 15 years, the estimated useful lives of the assets.

        Intangible assets at December 31, 2003 and 2002, consisted of the following:

	December 31,
	2003	2002
	(dollars in thousands)
Trademarks	$3,971	$—
Franchise agreements	1,162	—
Other	587	—

	5,720	—
Less: accumulated amortization	(80)	—

	$5,640	$—

        Amortization expense was $80,000 for the period from August 15, 2003 (date of acquisition) through December 31, 2003.

NOTE 11—OTHER ASSETS

        The Company's other assets consisted of the following:

	December 31,
	2003	2002
	(dollars in thousands)
Capitalized deferred compensation	$1,249	$1,619
Prepaid expenses	305	576
Rent receivable	344	40
Investment in operating leases	463	798
Mortgage servicing rights	273	287
Other	962	1,203

Total	$3,596	$4,523

        The capitalized deferred compensation included in other assets relates to the acquisition of George Elkins. In conjunction with the acquisition, certain employees of George Elkins entered into long-term employment agreements. These employees received payments totaling $1.9 million which were capitalized as deferred compensation. The employees are obligated to perform under the employment agreements and must repay any unearned deferred compensation payments upon early termination. The deferred compensation is earned ratably over the terms of the employment agreements, and the Company is amortizing the $1.9 million investment over the contract terms. At December 31, 2003, the remaining contract terms range from 16 to 41 months.

NOTE 12—REPURCHASE AGREEMENTS, BORROWINGS AND NOTES PAYABLE

        Borrowings at December 31, 2003, consist of repurchase agreements and notes payable by Fatburger. Borrowings at December 31, 2002, consisted solely of repurchase agreements. Proceeds from the various credit facilities are used primarily for the acquisition of mortgage-backed securities, and restaurant facilities.

        Following is information about borrowings:

	2003	2002	2001
	(dollars in thousands)
Average amount outstanding during the year	$50,584	$37,165	$71,953
Maximum month-end balance outstanding during the year	$54,967	$44,659	$87,102
Weighted average rate:
During the year	4.4%	4.5%	7.5%
At end of year	4.7%	1.8%	5.6%

        At December 31, 2003 and 2002, borrowings and notes payable consist of the following (in thousands):

	December 31,
	2003	2002
	(dollars in thousands)
Repurchase agreements:
Borrowing under repurchase agreements were secured by mortgage-backed securities of $35.0 million and $56.5 million, respectively at December 31, 2003 and 2002. The weighted average interest rate at December 31, 2003 and 2002 was 1.3% and 1.8%, respectively. The repurchase agreements reprice monthly and the counter-party is Bear Stearns & Co, Inc.	$25,318	$35,478
Notes payable by Fatburger:
Note payable to a bank in the amount of $500,000, secured by all of the assets of Fatburger. The note bears interest at a fixed rate of 9.45%. Principal and interest is due in equal monthly installments of $5,206 through September 2016	462	-
Note payable to a bank in the amount of $6,000,000, secured by all of the assets of Fatburger. The note bears interest at a fixed rate of 9.35%. Principal and interest is due in equal monthly installments of $97,603 through September 2008	4,478	-
Note payable to a bank in the amount of $500,000, secured by all of the assets of Fatburger. The note bears interest at a fixed rate of 9.41%. Principal and interest is due in equal monthly installments of $5,194 through January 2017	468	-
Note payable to a bank in the amount of $358,000, secured by all of the assets of Fatburger. The note bears interest at a fixed rate of 9.42%. Principal and interest is due in equal monthly installments of $5,836 through February 2009	286	-
Note payable to the Fred and Kempt Family Trust in the amount of $1,500,000 (Kempf Note), secured by all of the assets at two Fatburger stores located in Nevada. The note bears interest at a fixed rate of 8.00%. Principal and interest is due in equal monthly installments of $18,199 through August 2004 with the remaining balance due in full at the time	1,249	-

Note payable to a bank in the amount of $290,000, secured by all of the assets of Fatburger. The note bears interest at a fixed rate of 6.93%. Principal and interest are due in equal monthly installments of $4,637 through August 2010	279	-

Mandatory redeemable preferred stock (the "Series B Preferred") issued by Fatburger to a third party on August 15, 2003. The Series B Preferred is redeemable by Fatburger for $1.5 million at any time, but must be redeemed by August 15, 2009. Under certain circumstances, the Series B Preferred shareholders may convert their shares into the common stock of Fatburger in an amount equal to the redemption price based upon the fair value of the common stock at the time of conversion. The Series B Preferred is entitled to dividends from Fatburger equal to 2.5% per annum of the redemption price. The Series B Preferred does not have voting rights. Based upon the Company's carrying value, the effective interest rate is 21.7%	582	-

	$33,122	$35,478

        At December 31, 2003, the contractual maturities of repurchase agreements, borrowings and notes payable are approximately as follows (dollars in thousands):

Year Ending December 31:
2004	$27,470
2005	991
2006	1,087
2007	1,192
2008	1,012
Thereafter	1,370

$33,122

        The Company is subject to various covenants in the agreements evidencing its indebtedness. At December 31, 2003, management believes the Company was in compliance with all obligations under the agreements evidencing its indebtedness, as defined in the applicable agreements. Fatburger's borrowings requires Fatburger to meet certain financial covenants, including maintaining a maximum funded debt to EBITDA ratio and a minimum fixed charge coverage ratios. These ratios are measured on an annual basis each June. Fatburger was not in compliance with certain of these covenants and obtained a waiver at June 29, 2003. In certain instances, lenders on mortgage-backed securities may withhold principal and/or interest payments on such assets in order to reduce outstanding, unpaid collateral calls. At December 31, 2003 and 2002, there were no outstanding unpaid collateral calls.

NOTE 13—LEASES

        In October 2002, the Company purchased leasehold interests in 109 free-standing retail stores located throughout the United States. The transaction was completed through the Company's wholly-owned subsidiary, Fog Cap Retail Investors LLC. The stores are free-standing, retail locations ranging from 4,500-7,000 square feet each. The initial term of the leasehold interests had an average expiration of approximately 6 years. However, the Company is entitled to exercise extension options which will allow the Company to control the properties for an additional 15 to 30 years.

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

        During 2003, the Company sold six of the leases to the property owner for a nominal amount. In addition, the Company purchased the entire ownership interests in 20 properties which had been part of the lease portfolio for a purchase price of $6.0 million. As a result, as of December 31, 2003, the Company continues to lease 83 of the original 109 properties.

        Of these leases, 36 were on terms and conditions that required capitalization of the obligation. As a result, at December 31, 2003, the Company had capitalized a $13.5 million investment in real estate as a result of the transaction, and recognized a capital lease obligation of $12.7 million. The remaining 47 leases are classified as operating leases.

        The leased properties are sublet to a broad tenant mix including convenience stores, shoe stores, video rental outlets, auto parts dealers, carpet retailers and other small businesses. The aggregate future minimum rentals to be received by the Company under non-cancelable subleases as of December 31, 2003, was $6.1 million for the properties subject to capital leases and $4.8 million for the properties subject to operating leases.

        Properties held under capital leases are summarized as follows:

	December 31,
	2003	2002
	(dollars in thousands)
Restaurant property, plant and equipment	$275	$—
Real estate properties	13,898	17,580
Less accumulated depreciation	(441)	(91)

Net capital lease assets	$13,732	$17,489

        Future minimum lease payments required under capital leases that have initial or remaining non-cancelable lease terms in excess of one year at December 31, 2003, are as follows:

Minimum Lease Payments(1)
(dollars in thousands)
2004	$1,683
2005	1,683
2006	1,661
2007	1,606
2008	1,584
Thereafter	28,130

Total	$36,347

(1)
Assumes that the Company will not terminate the lease under the termination/purchase clause described above.

        The amount of imputed interest to reduce the minimum lease payments to present value is $23.4 million using an effective interest rate of 8.5%.

        Future minimum lease payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year at December 31, 2003, are as follows:

Minimum Lease Payments(1)
(dollars in thousands)
2004	$2,807
2005	2,632
2006	2,217
2007	1,771
2008	1,362
Thereafter	4,879

$15,668

NOTE 14—DIVIDENDS PAYABLE

        During the year ended December 31, 2003, the Company declared cash dividends totaling $0.52 per share ($4.5 million). Of this amount, $0.13 per share ($1.2 million) was paid in January 2004 and was classified as a liability on the accompanying consolidated statements of financial position. During the year ended December 31, 2002, the Company declared and paid cash dividends totaling $0.52 per share ($5.1 million). During the year ended December 31, 2001, the Company declared cash dividends totaling $0.39 per share (4.1 million).

NOTE 15—INCOME TAXES

        As of December 31, 2003, the Company had, for U.S. Federal tax purposes, a net operating loss ("NOL") carry forward of approximately $79.9 million, including $11.9 million relating to Fatburger. The Company's NOL begins to expire in 2018. Fatburger's NOL begins to expire in 2004 and is subject to an annual limitation under the Internal Revenue Code of 1986, Section 382, Limitation on Net Operating Loss Carryovers and Certain Built-In Losses Following Change in Control. In addition, to the extent the Fatburger NOL is utilized, the recognition of the related tax benefits would first reduce goodwill related to Fatburger acquisition, then other non-current intangible assets related to that acquisition, and then income tax expense in accordance with Statement on Financial Accounting Standards No. 109, Accounting for Income Taxes.

        United States tax regulations impose limitations on the use of NOL carry forwards following certain changes in ownership. If such a change were to occur with respect to the Company, the limitation could significantly reduce the amount of benefits that would be available to offset future taxable income each year, starting with the year of ownership change. To reduce the likelihood of such ownership changes, the Company established a Shareholder Rights Plan dated as of October 18, 2002, which discourages, under certain circumstances, ownership changes which would trigger the NOL limitations.

        The Company's provision for income taxes includes the following:

	Year Ended December 31,
	2003	2002	2001
	(dollars in thousands)
Current provision:
Federal	$2,560	$2,949	$—
State	1,095	573	—

Total current provision	3,655	3,522	—

Deferred provision:
Federal	—	—	—
State	—	—	—

Total deferred provision	—	—	—

Total provision for income taxes	$3,655	$3,522	$—

        A reconciliation, stated as a percentage of pretax income or loss, of the U.S. federal statutory rate to the effective tax rate on the income or loss from continuing operations is as follows:

	Year Ended December 31,
	2003	2002	2001
U.S. federal statutory rate	35.0%	35.0	(35.0)%
State taxes, net of federal benefit	8.9	7.2	(6.9)
Other	(1.2)	3.5	—
Valuation allowance	(2.3)	(27.8)	41.9

Effective tax rate	40.4%	17.9%	—%

        The tax effects of temporary differences and carry forwards resulting in deferred income taxes are as follows:

	December 31,
	2003	2002
	(dollars in thousands)
Deferred Tax Assets:
Loss carry forwards	$33,253	$34,029
Unrealized holding losses on available for sale securities	(309)	(427)
Deferred income	562	—
Other	2,132	1,947

Subtotal	35,638	35,547
Valuation allowance	(35,638)	(35,547)

Net deferred tax asset	$-	$-

        Given the lack of sufficient earnings history, the Company does not believe the recognition of a deferred tax asset is appropriate at this time.

NOTE 16—COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET RISK

        As the Company has previously disclosed, the Company's Chief Executive Officer, Andrew Wiederhorn, and former President, Lawrence Mendelsohn, received letters from the United States Attorney's Office for the District of Oregon ("USAODO") in March 2001 advising them that they were targets of a grand jury investigation (the "CCL Investigation") into the failure of Capital Consultants, L.L.C ("CCL"). CCL was a lender to Wilshire Credit Corporation ("WCC") and related and affiliated companies. WCC was a mortgage loan servicing company owned by Mr. Wiederhorn and Mr. Mendelsohn that provided mortgage loan servicing for Wilshire Financial Services Group Inc., a public company for which Mr. Wiederhorn acted as CEO and Mr. Mendelsohn acted as President and which was principally engaged in banking, loan pool purchasing, and investing in mortgage-backed securities. As a result of the liquidity crisis in the financial markets in the fall of 1998, Wilshire Financial Services Group Inc. experienced significant losses and filed for bankruptcy, which in turn had a significant impact on its affiliates, including WCC, which could not repay the amounts borrowed from

CCL. At the time, Wilshire Financial Services Group Inc. owned approximately 8.6% of the Company's common stock and managed the Company's investments under a management agreement. (Please see Note 20).

        In August 2002, Mr. Mendelsohn resigned as President and Director of the Company. In November 2003, Mr. Mendelsohn entered into an agreement with the USAODO pursuant to which he plead guilty to filing a false 1998 personal tax return and agreed to cooperate in the CCL Investigation.

        The Company believes that the CCL Investigation is nearing conclusion as to Mr. Wiederhorn. Although the Company believes that the CCL Investigation is unrelated to Mr. Wiederhorn's activities as CEO of the Company or the Company's activities, in the event an indictment is returned against him or he pleads guilty to one or more offenses pursuant to an agreement with the USAODO, one or more potential negative consequences to the Company could result, including, among other things (i) the strong possibility that Mr. Wiederhorn would be unable to continue as a director and officer of the Company, including the risk that incarceration would be required and that the Company would need to make sure an appropriate management team was in place, (ii) concerns on the part of shareholders, clients and employees that could adversely affect the Company's stock price, and (iii) inquiries by regulatory agencies, such as the NASD and the SEC.

        Messrs. Wiederhorn and Mendelsohn, pursuant to the terms of their respective employment agreements, may be entitled to indemnity from the Company for litigation expenses and personal losses in connection with these investigations and any related litigation. Messrs. Wiederhorn and Mendelsohn have notified the Company that they are reserving their rights to seek indemnity from the Company, however, they may be entitled to primary indemnification from other sources. At this time, it is not possible to determine the extent of liability, if any, the Company may face with regard to these potential indemnity claims. The Company has not agreed to any indemnity requests.

        On October 6, 2003, the Official Committee of Unsecured Creditors of Strouds Acquisition Corporation filed a lawsuit in the United States Bankruptcy Court (LA 03-23620-ER) which names the Company, among others, as a defendant. The lawsuit was amended on November 10, 2003 and limits the complaint against the Company solely in its capacity as collateral agent for certain secured creditors of Strouds. The lawsuit, as it pertains to the Company, seeks reimbursement of the proceeds from approximately $3.0 million in funds received in October 2003, which the Company is holding as collateral agent for other secured creditors. The $3.0 million being held as collateral agent will continue to be held in trust, less reimbursements to the Company, from time-to-time, of the Company's related legal costs, until the bankruptcy court resolves the dispute regarding its distribution. These funds are not included in the assets of the Company in the accompanying statements of financial position. As of December 31. 2003, the Company had been reimbursed for legal fees in the amount of $0.3 million from the collateral agent funds. The Committee of Unsecured Creditors is seeking the refund of those fees. The Company believes that it will prevail in this matter and has not established a reserve for reimbursement.

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

        At December 31, 2003, the Company had no outstanding derivative instruments held for trading or hedging purposes. At December 31, 2002, the Company had open economic hedging instruments which consisted of two Great Britain pound ("GBP") put options used as a partial economic hedge of the currency exposure on its investment in the United Kingdom. The first contract entitled the Company to sell GBP 1.0 million for U.S. dollars ("USD") at an exchange rate of 1.46 USD per one GBP. The option expired on September 26, 2003. The second contract entitled the Company to sell GBP 7.5 million for USD at an exchange rate of 1.46 USD per one GBP. The option expired on December 26, 2003. The estimated fair value of these currency hedging contracts was $0.2 million at December 31, 2002, and was included in other assets on the accompanying consolidated statement of financial condition.

NOTE 17—ARRANGEMENTS WITH SENIOR OFFICERS

        The Company has employment agreements with Andrew A. Wiederhorn (as Chief Executive Officer), Robert G. Rosen (as President), and R. Scott Stevenson (as Senior Vice President and Chief Financial Officer) (each an "Executive" and collectively, the "Executives").

        The Company entered into a new employment agreement with Mr. Wiederhorn effective June 30, 2003. The employment agreement provides for an initial three-year term commencing July 1, 2003, which is automatically renewable for successive two-year terms unless either party gives written notice of termination to the other at least 90 days prior to the expiration of the then-current employment term. The employment agreement with Mr. Wiederhorn provides for a base salary of not less than $350,000 annually, plus an annual bonus as determined by the Compensation Committee of the Board of Directors.

        Mr. Wiederhorn may terminate his employment agreement at any time for Good Reason or with or without Good Reason during the Change in Control Protection Period (if a Change in Control occurs) (capitalized terms as defined in the employment agreement of Mr. Wiederhorn). If Mr. Wiederhorn terminates his employment agreement at any time for Good Reason or with or without Good Reason during the Change in Control Protection Period (if a Change in Control occurs), or if Mr. Wiederhorn is terminated by the Company without Cause or the employment agreement is not renewed in accordance with the employment agreement, Mr. Wiederhorn will be entitled to receive (i) any unreimbursed business expenses, (ii) any base salary, bonus, vacation pay or other deferred compensation accrued or earned but not yet paid at the date of termination, (iii) three years base salary in effect on the date of termination and (iv) three times the amount of his annual bonus for the prior fiscal year. Mr. Wiederhorn will also be entitled (i) accelerated full vesting under all outstanding equity-based and long-term incentive plans with options remaining outstanding as provided under the applicable stock option plan and a pro rata payment under any long term incentive plans based on actual coverage under such plans payment being made at the time payments would normally be made under such plans; (ii) any other amounts or benefits due Mr. Wiederhorn under the then applicable employee benefit plans of the Company (in accordance with such plan, policy or practice); (iii) three years of additional service and compensation credit (at his then compensation level) for pension purposes under any defined benefit type qualified or nonqualified pension plan or arrangement of the Company, measured from the date of termination of employment and not credited to the extent that Mr. Wiederhorn is otherwise entitled to such credit during such three year period, which payments shall be made through and in accordance with the terms of the nonqualified defined benefit pension arrangement if any then exists, or, if not, in an actuarially equivalent lump sum (using the actuarial factors then applying in the Company's defined benefit plan covering Mr. Wiederhorn); (iv) three years of the maximum Company contribution (assuming Mr. Wiederhorn deferred the maximum amount and continued to earn his then current salary) measured from the date of termination under any type of qualified or nonqualified 401(k) plan (payable at the end of each such year); and (v) continued medical coverage for Mr. Wiederhorn, his spouse and dependents for three years. Had Mr. Wiederhorn's employment been terminated under these provisions as of December 31, 2003, the approximate cost to the Company would have been $7.2 million.

        The Company entered into a new employment agreement with Mr. Rosen effective December 1, 2003. The employment agreement provides for an initial term commencing December 1, 2003 and ending December 31, 2004 with automatic 12 month renewals unless either party gives written notice of termination to the other at least 180 days prior to the expiration of the then-current employment term. The employment agreement provides for an annual salary for Mr. Rosen of $250,000 (which may be increased, but not decreased, by the Compensation Committee of the Board of Directors). In addition, Mr. Rosen is entitled to a bonus equal to 10% of the proceeds from the sale of certain Remaining Subordinated Bonds (capitalized terms as defined in the employment agreement of Mr. Rosen) and 10% of the annual Net Increase in the Adjusted GAAP Book Value of the Company. For the period commending December 1, 2003 through December 31, 2003, Mr. Rosen was entitled to a bonus of $50,000.

        The Company entered into a new employment agreement with Mr. Stevenson effective June 30, 2003. The employment agreement provides for an initial one year term commencing July 1, 2003, which is automatically renewable for successive one year terms unless either party gives written notice of termination to the other at least 60 days prior to the expiration of the then-current employment term. The employment agreement with Mr. Stevenson provides for a base salary of not less than $150,000 annually, plus an annual bonus as determined by the Compensation Committee of the Board of Directors.

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

        If termination is the result of an Executive's death, the Company will pay to the Executive's spouse (or his estate), an amount equal to (i) any earned but not yet paid compensation (as described in the agreements), (ii) accelerated full vesting under all outstanding equity-based and long term incentive plans with options remaining outstanding as provided under the applicable stock option plan and a pro rata payment under any long term incentive plans based on actual coverage under such plans at the time payments normally would be made under such plans, (iii) any other amounts or benefits due under then applicable employee benefit plans of the Company (in accordance with such plan, policy or practice), (iv) in the case of Mr. Wiederhorn and Mr. Stevenson, payment of six months of base salary to the Executive's spouse or dependents and (vi) in the case of Mr. Wiederhorn, continued medical coverage for the Executive's spouse and dependents for the maximum period allowed under COBRA.

        If an Executive's employment is terminated by reason of disability, the Executive will be entitled to receive payments and benefits to which his representatives would be entitled in the event of his termination by reason of death, provided that the payment of base salary will be reduced by any long-term disability payments under any policy maintained by the Company. If the Executive is terminated by the Company with Cause or the Executive terminates his employment without Good Reason outside of the Change in Control Protection Period, the Executive will be entitled to receive only his base salary through the date of termination and any unreimbursed business expenses.

        The Company incurred salary and bonus expenses of $5.0 million, $4.7 million, and $4.1 million, for the years ended December 31, 2003, 2002 and 2001, respectively, relating to the Executives under current or prior employment agreements which are included in compensation and employee benefits in the accompanying consolidated statements of operations.

NOTE 18—STOCK OPTIONS AND RIGHTS

        The Company adopted a non-qualified stock option plan ("the Option Plan") which provides for options to purchase shares of the Company's common stock. The maximum number of shares of common stock that may be issued pursuant to options granted under the Option Plan is 3,500,000 shares.

        Newly elected directors receive 5,000 vested options on the day they join the Board at an exercise price equivalent to the closing price on that day. In addition, except for the period beginning October 1, 2000, through September 30, 2001, each independent director received, on the last day of each quarter, an automatic non-statutory option grant to purchase 1,500 shares of common stock at 110% of the fair market value on that day. Automatic grants will vest one third on each of the first three anniversaries of the grant date and expire on the tenth anniversary of the grant date. Resigning directors have the right to exercise any options which are vested at the date of resignation for a period of one year.

        A summary of the Company's stock options as of and for the year ended December 31, 2003 is presented below:

	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	1,239,000	$4.67
Granted	35,000	$5.48
Exercised	(198,000)	$4.44
Cancelled/forfeited	(84,000)	$5.57

Outstanding at end of year	992,000	$4.67

Range of Exercise Prices	Shares	Weighted Average Remaining Life	Weighted Average Exercise Price
$2.00—4.00	26,000	8.4	$3.03
$4.01—6.00	956,000	6.0	$4.57
$6.01—20.00	10,000	4.5	$18.63

        A summary of the Company's stock options as of and for the period ended December 31, 2002 is presented below:

	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	1,778,000	$4.65
Granted	74,500	$4.13
Exercised	(18,500)	$2.44
Cancelled/forfeited	(595,000)	$4.62

Outstanding at end of year	1,239,000	$4.67

Range of Exercise Prices	Shares	Weighted Average Remaining Life	Weighted Average Exercise Price
$2.00—4.00	34,500	7.5	$2.93
$4.01—6.00	1,187,000	5.5	$4.53
$6.01—20.00	17,500	3.3	$17.46

        A summary of the Company's stock options as of and for the period ended December 31, 2001 is presented below:

	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	1,899.500	$4.76
Granted	21,000	$2.38
Cancelled/forfeited	(142,500)	$5.77

Outstanding at end of year	1,778,000	$4.65

Range of Exercise Prices	Shares	Weighted Average Remaining Life	Weighted Average Exercise Price
$2.00—4.00	57,500	8.56	$2.75
$4.01—10.00	1,694,500	7.74	$4.53
$10.01—20.00	26,000	6.43	$16.77

        On October 18, 2002, the Company declared a distribution of one right (a "Right") to purchase one one-tenth of a share of the Company's Common Stock for each outstanding share of Common Stock, payable to the stockholders of record on October 28, 2002.

NOTE 19—ACQUISITION OF TREASURY STOCK

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

        The Stockholders exercised their right to require us to purchase the Option Shares on December 24, 2002. The option price was determined to be $4.02 per share and the closing date was February 7, 2003. One third of the purchase price for the shares purchased under the Option Agreement was paid in cash to the Stockholders at closing. The remaining purchase price was paid with a promissory note which matured 11 months following the closing date and which bore interest at 0% for the first 90 days and 12% per annum thereafter. The note was prepaid in full in November 2003.

        The assumption and subsequent exercise of the Assignment resulted in the Company recording $3.1 million as treasury stock. The remaining $1.1 million of the purchase price, representing the difference between the strike price of the option shares and the quoted price of the Option Shares on NASDAQ on the assumption date, was recorded as a charge to earnings during the year ended December 31, 2002.

NOTE 20—RELATIONSHIP WITH WFSG AND ITS AFFILIATES

        Prior to September 1999, the Company and WFSG had the same senior management team, though the Company had a different stockholder base and the majority of its directors were independent. After September 1999, however, the two entities ceased to have any common management or directors. Accordingly, the Company no longer views WFSG and its subsidiaries as affiliated parties.

        As of December 31, 2003, the Company continues to maintain certain business relationships with WFSG and its affiliates which include the following:

  •
  An affiliate of WFSG services loans underlying certain mortgage-backed securities owned by the Company with a carrying value of $2.2 million.

  •
  The Company has a prepaid servicing fee credit with an affiliate of WFSG to be utilized by servicing loans for the Company (exclusive of mortgage-backed securities). Due to the specialized and illiquid nature of the servicing credit, the Company recorded a $1.8 million impairment loss during the fourth quarter of 2001, bringing the carrying value of the asset to zero. As a result of the impairment, the Company had no balances on its consolidated statements of financial condition relating to WFSG as of December 31, 2003 and 2002. The face value of the servicing credit is $3.0 million.

        The effect of the various transactions between the Company and WFSG and its affiliates are summarized below for the years ended December 31:

	December 31,
	2003	2002	2001
	(dollars in thousands)
Other operating income:
Market valuation losses and impairments	$—	$—	$(1,999)
Gain on sale of WFSG stock	—	6,293	—

	—	6,293	(1,999)
Operating expenses	—	—	(1)

	$—	$6,293	$(2,000)

NOTE 21—ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

        The following table presents the ending balance in accumulated other comprehensive (loss) income for each component:

	December 31,
	2003	2002	2001
	(dollars in thousands)
Net unrealized holding gains (losses) on mortgage-backed securities:
AAA rated agency securities	$(78)	$—	$—
Non-investment grade securities	822	1,027	42

Net unrealized gains (losses) on mortgage-backed securities	744	1,027	42
Net unrealized holding gains (losses) on other securities held for sale	—	—	2,300
Unrealized foreign currency translation gains (losses)	224	673	(51)

Total other comprehensive income	$968	$1,700	$2,291

        The following table presents the changes in accumulated other comprehensive (loss) income:

	For the year ended December 31,
	2003	2002	2001
	(dollars in thousands)
Net increases (decreases) in the value of mortgage-backed securities	$12,211	$22,971	$(5,381)
Realized (gains) losses on mortgage-backed securities recognized in net income (loss)	(12,494)	(21,986)	6,980
Net increases (decreases) in the value of other securities available for sale	—	3,993	2,300
Realized (gains) losses on other securities recognized in net income (loss)	—	(6,293)	—
Net increases (decreases) from foreign currency translation	350	724	448
Realized gains in foreign currency included in net income (loss)	(799)	—	—

	$(732)	$(591)	$4,347

NOTE 22—ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

	December 31, 2003		December 31, 2002
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
			(dollars in thousands)
Assets:
Cash and cash equivalents	$19,607	$19,607	$14,505	$14,505
Mortgage-backed securities available for sale	$35,510	$35,510	$59,318	$59,318
Loans	$3,744	$3,744	$2,245	$2,245
Liabilities:
Repurchase agreements, borrowings and note payable	$33,122	$33,122	$35,477	$35,477
Obligations under capital leases	$12,942	$12,942	$16,847	$16,847

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

        Repurchase agreements, borrowing and notes payable—The fair value of repurchase agreements are deemed to be their face amount since they reprice monthly. The fair value of notes payable by Fatburger is based on valuations done in connection with the acquisition on August 15, 2003.

        Obligations under capital leases—The fair value of obligations under capital leases is estimated based on current market rates for similar obligations with similar characteristics.

        The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2003 and 2002, respectively. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and therefore, current estimates of fair value may differ significantly from the amounts presented herein.

NOTE 23—OPERATING SEGMENTS

        As a result of the acquisition of Fatburger during 2003, the Company has reportable operating segments. Operating segments consist of (i) restaurant operations conducted through Fatburger Holdings, Inc. ("Fatburger"), (ii) commercial real estate mortgage brokerage activities conducted through George Elkins Mortgage Banking Company ("George Elkins") and (iii) real estate, merchant banking and financing activities. The following is a summary of each of the operating segments:

Restaurant Operations

        Fatburger operates or franchises over 50 hamburger restaurants located in California, Nevada, Arizona, Florida, Colorado and Washington. In August 2003, the Company provided an investment and financing package for Fatburger which involved the acquisition of the entire class of the Series A-1 Preferred and the Series D Preferred stock of Fatburger. Currently, the Company owns approximately 83% of the voting control of Fatburger. Fatburger has plans to open additional restaurants including expansion into Oregon, Louisiana, Georgia, New York, Ohio, New Jersey, Texas, Missouri, Kansas, Pennsylvania, West Virginia, Virginia, North Carolina, South Carolina, and Michigan. Franchisees currently own and operate approximately half of the Fatburger locations.

Commercial Real Estate Mortgage Brokerage Operations

        In May 2002, the Company purchased a 51% ownership interest in George Elkins, a California mortgage banking operation, which provides brokerage services related to the production of over $600 million per year in commercial real estate mortgages. George Elkins is headquartered in Los Angeles, with satellite offices located throughout the southern California area. The mortgage brokerage operation also manages a commercial loan servicing portfolio in excess of $700 million for various investors.

Real Estate, Merchant Banking and Financing Operations

        The Company invests in or finance real estate, mortgage-backed securities and other real estate-related or finance-related assets. The merchant banking and financing operations focus on the acquisition of controlling interests in businesses in the process of restructuring. This can take the form of assisting in a management buy-out, refinancing corporate debt or acquiring the "non-core" assets of a business.

        Each of the segments operates with its own management and personnel. There are no indirect allocations of overhead or other costs. Minority interests in earnings, which were immaterial for the years ended December 31, 2003, 2002 and 2001, are included in other revenue (loss) in the following segment financial results.

FOG CUTTER CAPITAL GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except share data and as noted)

NOTE 23—OPERATING SEGMENTS (Continued)

        Segment data for the twelve months ended December 31, 2003, 2002 and 2001 are as follows (dollars in thousands):

	Real Estate, Merchant Banking and Finance			Mortgage Brokerage			Restaurant			Total
	Twelve months ended December 31,			Twelve months ended December 31,			Twelve months ended December 31,			Twelve months ended December 31,
	2003	2002	2001	2003	2002	2001	2003	2002	2001	2003	2002	2001
Net Interest Income:
Loans	$1,466	$557	$2,394	$—	$—	$—	$—	$—	$—	$1,466	$557	$2,394
Securities	2,422	5,277	7,328	—	—	—	—	—	—	2,422	5,277	7,328
Other investments	170	262	226	3	2	—		—	—	173	264	226

Total interest income	4,058	6,096	9,948	3	2	—	—	—	—	4,061	6,098	9,948
Interest expense	669	1,906	4,548	—	—	—	—	—	—	669	1,906	4,548

Net interest income	3,389	4,190	5,400	3	2	—	—	—	—	3,392	4,192	5,400

Real estate operations:
Operating revenue	4,026	927	2,197	—	—	—	—	—	—	4,026	927	2,197
Operating expense	(1,930)	(669)	(418)	—	—	—	—	—	—	(1,930)	(669)	(418)
Gain on sale of real estate	279	49	1,142	—	—	—	—	—	—	279	49	1,142
Interest expense	(1,335)	(333)	(1,244)	—	—	—	—	—	—	(1,335)	(333)	(1,244)
Depreciation	(616)	(158)	(456)	—	—	—	—	—	—	(616)	(158)	(456)

Total real estate operations	424	(184)	1,221	—	—	—	—	—	—	424	(184)	1,221

Restaurant operations:
Operating income	—	—	—	—	—	—	7,502	—	—	7,502	—	—
Cost of goods sold	—	—	—	—	—	—	(4,556)	—	—	(4,556)	—	—
Franchise and royalty fees	—	—	—	—	—	—	463	—	—	463	—	—
General and administrative costs	—	—	—	—	—	—	(3,514)	—	—	(3,514)	—	—
Interest Expense	—	—	—	—	—	—	(319)	—	—	(319)	—	—
Depreciation and amortization	—	—	—	—	—	—	(494)	—	—	(494)	—	—

Total restaurant operations	—	—	—	—	—	—	(918)	—	—	(918)	—	—

Other operating income:
Market valuations and impairments	(762)	(400)	(11,422)	—	—	—	—	—	—	(762)	(400)	(11,422)
Equity in earnings of equity investee	4,934	1,100	(1,335)	—	—	—	—	—	—	4,934	1,100	(1,335)
Gain on sale of loans and securities	12,520	28,045	1,001	—	—	—	—	—	—	12,520	28,045	1,001
Provision for litigation claims	—	—	(2,000)	—	—	—	—	—	—		—	(2,000)
Loan brokerage fees	—	—	—	5,408	2,315	—	—	—	—	5,408	2,315	—
Other revenue (loss)	1,039	(1,424)	(758)	427	387	—	—	—	—	1,466	(1,037)	(758)

Total other operating income	17,731	27,321	(14,514)	5,835	2,702	—	—	—	—	23,566	30,023	(14,514)

Operating expenses:
Compensation and employee benefits	6,932	6,273	5,147	4,849	2,342	—	—	—	—	11,781	8,615	5,147
Professional fees	1,756	2,018	1,365	169	140	—	—	—	—	1,925	2,158	1,365
Other	2,806	2,544	2,520	898	487	—	—	—	—	3,704	3,031	2,520

Total operating expenses	11,494	10,835	9,032	5,916	2,969	—	—	—	—	17,410	13,804	9,032

Net income (loss) before provision for income taxes and cumulative effect of a change in accounting principle	10,050	20,492	(16,925)	(78)	(265)	—	(918)	—	—	9,054	20,227	(16,925)
Provision for income taxes	3,454	3,522	—	—	—	—	201	—	—	3,655	3,522	—

Net income (loss) before cumulative effect of a change in accounting principle	6,596	16,970	(16,925)	(78)	(265)	—	(1,119)	—	—	5,399	16,705	(16,925)
Cumulative effect of a change in accounting principle	—	—	(1,021)	—	—	—	—	—	—	—	—	(1,021)

Net income (loss)	$6,596	$16,970	$(17,946)	$(78)	$(265)	—	$(1,119)	$—	$—	$5,399	$16,705	$(17,946)

Segment assets	$87,179	$107,561	$82,057	$2,230	$3,025	$—	$19,567	$—	$—	$108,976	$110,586	$82,057

NOTE 24—QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

	Quarter Ended
	December 31, 2003	September 30, 2003	June 30, 2003	March 31, 2003
	(dollars in thousands)
Interest income	$939	$1,133	$969	$1,020
Interest expense	(91)	(160)	(210)	(208)

Net interest income	848	973	759	812
Real estate operations, net	243	61	199	(79)
Restaurant operations, net	(873)	(45)	—	—
Other operating income (loss)	6,711	3,758	8,326	4,771
Other operating expenses	(4,936)	(3,643)	(5,229)	(3,602)

Income (loss) before income taxes	1,993	1,104	4,055	1,902
Income tax provision	1,394	550	1,469	242

Net income (loss)	$599	$554	$2,586	$1,660

Earnings (loss) per share:
Basic	$0.07	$0.06	$0.30	$0.20
Diluted	$0.07	$0.06	$0.28	$0.19
	Quarter Ended
	December 31, 2002	September 30, 2002	June 30, 2002	March 31, 2002
	(dollars in thousands)
Interest income	$1,055	$1,668	$1,765	$1,610
Interest expense	(220)	(578)	(608)	(500)

Net interest income	835	1,090	1,157	1,110
Real estate operations, net	(12)	(53)	(59)	(60)
Other operating income (loss)	13,948	3,471	12,895	(291)
Other operating expenses	(7,151)	(2,858)	(2,455)	(1,340)

Income (loss) before income taxes	7,620	1,650	11,538	(581)
Income tax provision	2,722	—	800	—

Net income (loss)	$4,898	$1,650	$10,738	$(581)

Earnings (loss) per share:
Basic	$0.49	$0.17	$1.10	$(0.06)
Diluted	$0.49	$0.17	$1.08	$(0.06)

	Quarter Ended
	December 31, 2001	September 30, 2001	June 30, 2001	March 31, 2001
	(dollars in thousands)
Interest income	$1,707	$2,419	$2,687	$3,135
Interest expense	(653)	(1,054)	(1,270)	(1,571)

Net interest income	1,054	1,365	1,417	1,564
Real estate operations, net	980	233	(4)	12
Other operating loss	(5,506)	(4,559)	(348)	(4,101)
Other operating expenses	(3,323)	(1,467)	(1,976)	(2,266)

Loss before income taxes and cumulative effect of a change in accounting principle	(6,795)	(4,428)	(911)	(4,791)
Income tax (benefit) provision	—	—	—	—

Net loss before cumulative effect of a change in accounting principle	(6,795)	(4,428)	(911)	(4,791)
Cumulative effect of a change in accounting principle	—	—	(1,021)	—

Net loss	$(6,795)	$(4,428)	$(1,932)	$(4,791)

Loss per share:
Basic	$(0.65)	$(0.42)	$(0.18)	$(0.46)
Diluted	$(0.65)	$(0.42)	$(0.18)	$(0.46)

NOTE 25—SUBSEQUENT EVENTS (UNAUDITED)

        On February 19, 2004, the Company announced the declaration of a $0.13 per share cash dividend on the Company's common Stock. The dividend is payable on March 7, 2004, to stockholders of record on February 28, 2004.

        On March 10, 2004, with the approval of the Company, Fatburger amended the redemption terms of the Series D Preferred. Under the amended terms, Fatburger may extend the redemption date of the Series D Preferred to May 15, 2006 by making a cash payment to the Company of at least $2,500,000 on or before May 15, 2004, which will first be applied against any and all cumulative dividends then accrued and unpaid, then to an extension fee of $225,000 and then to redeem the number of outstanding shares of Series D Preferred at the stated redemption price per share. In addition, Fatburger may extend the redemption date by one additional year to May 15, 2007 by making an additional payment to the Company of at least $1,250,000 on or before May 15, 2006, which will first be applied against any cumulative dividends then accrued and unpaid, and then to redeem the number of outstanding shares of Series D Preferred at the stated redemption price per share.

        On March 10, 2004, the Company granted a $1 million unsecured line of credit to Fatburger. The line of credit matures May 15, 2004 and bears interest at the rate of 10% per annum.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on March 19, 2004, by the undersigned, thereunto duly authorized.

FOG CUTTER CAPITAL GROUP INC.
By:	/s/ ANDREW A. WIEDERHORN Andrew A. Wiederhorn Chairman and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 19, 2004 by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ ANDREW A. WIEDERHORN Andrew A. Wiederhorn Chairman of the Board, Chief Executive Officer, Secretary and Treasurer
/s/ ROBERT G. ROSEN Robert G. Rosen President
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
2.5
Interim Finance and Stock Purchase Agreement, by and between the entities listed therein and the Registrant, dated as of August 15, 2003, incorporated by reference to Exhibit 2.5 to the Form 10-Q for the period ended September 30, 2003, as previously filed with the SEC on November 13, 2003.
2.6	Fatburger Holdings Inc. Preferred Stock Purchase Agreement, by and between the entities listed therein and the Registrant, dated as of January 12, 2004.
2.7	March 2004 Supplemental Agreement, by and between Fatburger Holdings, Inc. and the Registrant, dated as of March 10, 2004.
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
10.4
Amended and restated Employment Agreement, effective as of December 1, 2003, between the Registrant and Robert G. Rosen, incorporated by reference to Exhibit 99.1 to the Form 8-K as previously filed with the SEC on February 11, 2004.
10.5
Employment Agreement between the Registrant and R. Scott Stevenson dated as of June 30, 2003, incorporated by reference to Exhibit 10.5 to the Form 8-K dated August 13, 2003, as previously filed with the SEC on August 13, 2003.
11.1	Computation of Per Share Earnings.
21.1	List of Subsidiaries of Registrant.
23.1	Consent of Independent Auditors.
31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

QuickLinks

FORWARD-LOOKING STATEMENTS
PART I
FOG CUTTER CAPITAL GROUP INC. 2003 Mortgaged-Backed Securities Schedule (Dollars in Thousands)
FOG CUTTER CAPITAL GROUP INC. 2003 Mortgaged-Backed Securities Schedule—Prepayment and other Information—(Dollars in Thousands)
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
INDEX TO FINANCIAL STATEMENTS
REPORT OF INDEPENDENT AUDITORS
FOG CUTTER CAPITAL GROUP INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Dollars in thousands)
FOG CUTTER CAPITAL GROUP INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (Dollars in thousands, except share data)
FOG CUTTER CAPITAL GROUP INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in thousands)
FOG CUTTER CAPITAL GROUP INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except share data and as noted)
FOG CUTTER CAPITAL GROUP INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) (Dollars in thousands, except share data and as noted)
SIGNATURES
Exhibit Index