Form 10-Q
period 2004-03-31
FOG CUTTER CAPITAL GROUP INC
filed 2004-05-12
CIK 1048566

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No☐.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒.

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2004
Common Stock, par value $0.0001 per share	8,677,200 shares

FOG CUTTER CAPITAL GROUP INC.

FORM 10-Q

I N D E X

The accompanying notes are an integral part of these consolidated financial statements.

PART I — FINANCIAL INFORMATION

ITEM 1.  INTERIM FINANCIAL STATEMENTS

FOG CUTTER CAPITAL GROUP INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(dollars in thousands, except share data)

	March 31 2004	December 31 2003
	(Unaudited)
Assets
Cash and cash equivalents	$11,638	$19,607
Securities available for sale, pledged under repurchase agreements, at estimated fair value	32,182	35,010
Securities available for sale, at estimated fair value	75	500
Loans held for investment	7,635	3,744
Investments in real estate, net	23,313	22,577
Loans to senior executives	2,957	2,964
Investment in Bourne End	2,232	2,141
Restaurant property, plant and equipment, net	6,170	5,897
Intangible assets, net	5,572	5,640
Goodwill	7,300	7,300
Other assets	3,883	3,596
Total assets	$102,957	$108,976

Liabilities and Stockholders’ Equity
Liabilities:
Repurchase agreements	$24,327	$25,318
Borrowings and notes payable	7,556	7,804
Obligations under capital leases	12,799	12,942
Dividend payable	97	1,216
Deferred income	3,860	3,700
Deferred income taxes	6,405	6,980
Accrued expenses and other liabilities	5,462	5,635
Total liabilities	60,506	63,595

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $.0001 par value; 25,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.0001 par value; 200,000,000 shares authorized; 11,723,100 shares issued as of March 31, 2004 and 11,716,600 shares issued as of December 31, 2003; 8,677,200 shares outstanding as of March 31, 2004 and 8,670,700 shares outstanding as of December 31, 2003	168,042	168,018
Accumulated deficit	(118,351)	(115,588)
Accumulated other comprehensive income	777	968
Treasury stock; 3,045,900 common shares as of March 31, 2004, and 3,045,900 common shares as of December 31, 2003, at cost	(8,017)	(8,017)
Total stockholders’ equity	42,451	45,381
Total liabilities and stockholders’ equity	$102,957	$108,976

The accompanying notes are an integral part of these consolidated financial statements.

FOG CUTTER CAPITAL GROUP INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(dollars in thousands, except share data)

	Quarter Ended March 31,
	2004	2003
Net Interest Income:
Loans	$390	$136
Securities	313	775
Loans to senior executives	36	54
Other investments	47	55
Total interest income	786	1,020
Interest expense	(71)	(208)
Net interest income	715	812

Real Estate Operations:
Operating income	954	972
Operating expense	(456)	(538)
Interest expense	(281)	(360)
Depreciation	(159)	(153)
Total real estate operations	58	(79)

Restaurant Operations:
Operating revenue	5,284	—
Cost of goods sold	(3,077)	—
Franchise and royalty fee	272	—
General and administrative cost	(2,715)	—
Interest expense	(165)	—
Depreciation and amortization	(352)	—
Total restaurant operations	(753)	—

Other Operating (Loss) Income:
Equity in income (losses) of equity investees	22	(1,008)
Gain on sale of loans and securities	1,086	4,788
Loan origination income	1,126	800
Other	211	191
Total other operating (loss) income	2,445	4,771

Operating Expenses:
Compensation and employee benefits	2,761	2,203
Professional fees	241	499
Other	1,098	900
Total operating expenses	4,100	3,602

Net income (loss) before provision for income taxes	(1,635)	1,902
Provision for income taxes	—	242
Net income (loss)	$(1,635)	$1,660

Basic income (loss) per share	$(0.19)	$0.20
Basic weighted average shares outstanding	8,673,950	8,478,450
Diluted net income (loss) per share	$(0.19)	$0.19
Diluted weighted average shares outstanding	8,673,950	8,767,617
Dividends declared per share	$0.13	$0.13

The accompanying notes are an integral part of these consolidated financial statements.

FOG CUTTER CAPITAL GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands)

	Common Stock		Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares (1)	Amount	Shares	Amount
Balance at January 1, 2004	8,670,700	$168,018	3,045,900	$(8,017)	$(115,588)	$968	$45,381
Comprehensive income (loss):
Net income (loss)	—	—	—	—	(1,635)	—	(1,635)
Other comprehensive income:
Foreign currency translation	—	—	—	—	—	94	94
Unrealized holding gains on securities available for sale	—	—	—	—	—	820	820
Reclassification adjustment for gains on securities and foreign currency translation included in net income	—	—	—	—	—	(1,105)	(1,105)
Total comprehensive income (loss)	—	—	—	—	—	—	(1,826)
Common stock issued pursuant to exercise of stock options	6,500	24	—	—	—	—	24
Dividends declared	—	—	—	—	(1,128)	—	(1,128)
Balance at March 31, 2004	8,677,200	$168,042	3,045,900	$(8,017)	$(118,351)	$777	$42,451

(1)          Issued and outstanding

The accompanying notes are an integral part of these consolidated financial statements.

FOG CUTTER CAPITAL GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(dollars in thousands)

	Quarter Ended March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,635)	$1,660
Adjustments to reconcile net income (loss) to net operating cash flows:
Equity in (income) losses of equity investees	(22)	1,008
Depreciation and amortization	527	192
(Gain) loss on foreign currency translation	(15)	2
Gain on sale of securities and loans	(1,086)	(4,788)
Other	(363)	—
Change in:
Deferred income Deferred income	160	—
Accrued interest receivable	(7)	(13)
Other assets	144	502
Accounts payable and accrued liabilities	(20)	(1,443)
Net cash used in operating activities	(2,317)	(2,880)

CASH FLOWS FROM INVESTING ACTIVITIES:
Principal payments on securities available for sale	2,247	2,139
Proceeds from sale of securities available for sale	1,300	5,560
Proceeds from sale of real estate	172	—
Investment in loans and discounted loans	(4,223)	(64)
Principal repayments on loans and discounted loans	40	127
Proceeds from sale of loans	30	—
Investments in real estate	(1,061)	—
Investments in and loans to equity investees	—	(3,000)
Investments in restaurant, property, plant and equipment	(557)	—
Other	6	(23)
Net cash provided by (used in) investing activities	(2,046)	4,739

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	2	—
Repayments on borrowings	(1,263)	(673)
Repayments under capital leases	(143)	(147)
Payment of obligation to purchase treasury stock	—	(1,399)
Dividend payments on common stock	(2,247)	(2,356)
Other	24	35
Net cash (used in) provided by financing activities	(3,627)	(4,540)

EFFECT OF EXCHANGE RATE CHANGE ON CASH	21	(17)
NET (DECREASE) INCREASE IN CASH AND CASH EQUVALENTS	(7,969)	(2,698)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	19,607	14,505
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$11,638	$11,807

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	508	566
Cash paid for taxes	4	104

NONCASH FINANCING AND INVESTING ACTIVITIES
Notes payable issued to settle obligation to purchase treasury stock	—	2,800
Treasury stock acquired in exchange for assets	—	—

The accompanying notes are an integral part of these consolidated financial statements.

FOG CUTTER CAPITAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying interim consolidated financial statements of Fog Cutter Capital Group Inc. and Subsidiaries (“FCCG” or the “Company”) are unaudited and have been prepared in conformity with the requirements of Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), particularly Rule 10-01 thereof, which governs the presentation of interim financial statements.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  The accompanying interim consolidated financial statements should be read in conjunction with the Company’s 2003 Annual Report on Form 10-K.  A summary of the Company’s significant accounting policies is set forth in Note 2 to the consolidated financial statements in the 2003 Annual Report on Form 10-K.

In the Company’s opinion, all adjustments, comprised of normal recurring accruals necessary for the fair presentation of the interim financial statements, have been included in the accompanying consolidated financial statements.  Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Certain items in the previously reported consolidated financial statements were reclassified to conform to the March 31, 2004 presentation, none of which affected previously reported results of operations.

At March 31, 2004, certain Company officers and directors had, directly or indirectly, majority voting control of the Company.

NOTE 2 - SIGNIFICANT TRANSACTIONS

Fatburger Holdings, Inc.

On August 15, 2003, the Company acquired a controlling interest in Fatburger Holdings, Inc. (“Fatburger”), and began reporting the operations of Fatburger on a consolidated basis as of that date.  Fatburger operates or franchises 55 hamburger restaurants located in California, Nevada, Arizona, Colorado, Florida and Washington.  Franchisees currently own and operate about half of the Fatburger locations.  Since the acquisition, Fatburger has opened five new restaurants, three of which are operated by franchisees.  Fatburger has agreements for approximately 250 new franchise restaurants.  Based upon the outstanding shares currently eligible to vote, the Company acquired approximately 83% of the voting control of Fatburger as part of a $5.4 million investment and financing package.  The Company’s investment consists of the purchase of convertible preferred stock (the “Series A-1 Preferred”) and redeemable convertible preferred stock (the “Series D Preferred”).

On March 10, 2004, with the approval of the Company, Fatburger amended the redemption terms of the Series D Preferred.  Under the amended terms, Fatburger may extend the redemption date of the Series D Preferred to May 15, 2006 by making a cash payment to the Company of at least $2,500,000 on or before May 15, 2004, which will first be applied against any and all cumulative accrued and unpaid dividends, then to an extension fee of $225,000 and then to redeem the number of outstanding shares of Series D Preferred at the stated redemption price per share.  In addition, Fatburger may extend the redemption date by one additional year to May 15, 2007 by making an additional payment to the Company of at least $1,250,000 on or before May 15, 2006, which will first be applied against any cumulative accrued and unpaid dividends and then to redeem the number of outstanding shares of Series D Preferred at the stated redemption price per share.  The Company owns all of the issued and outstanding Series D Preferred, which currently has voting rights equal to approximately 63% of the voting control of Fatburger.  In the event Fatburger fails to redeem the Series D Preferred by the scheduled redemption date, the Company will be issued additional stock to bring its total ownership and control of Fatburger to 90%.

The Series A-1 Preferred is convertible into a 20% ownership interest of the common stock of Fatburger on a fully diluted basis.  If Fatburger extends the scheduled redemption period of the Series D Preferred, the conversion feature of the Series A-1 Preferred increases to fully diluted 35% ownership interest in the common stock of Fatburger.  The Company owns all of the issued and outstanding Series A-1 Preferred, which currently has voting rights equal to 20% of the voting control of Fatburger.

On March 10, 2004, the Company granted a $1 million unsecured line of credit to Fatburger.  The line of credit matures May 15, 2004 and bears interest at the rate of 10% per annum.  As of March 31, 2004, the Company had advanced $0.9 million under the line of credit.

Mortgage-Backed Securities

During the three months ended March 31, 2004, the Company sold two mortgage-backed securities for $1.3 million in cash.  As a result of these transactions, the Company recognized gains on the sale of securities of $1.1 million in the accompanying consolidated statement of operations.

Loans

During the three months ended March 31, 2004, the Company purchased two loans secured by real estate for a total of $4.2 million.  The current yield to the Company on these loans is 13.4%.

Dividends

The Company declared and paid a $0.13 per share dividend for the three months ended March 31, 2004.  The first quarter dividend was paid on March 1, 2004, to stockholders of record on February 20, 2004.

NOTE 3 – VALUATION OF MORTGAGE-BACKED SECURITIES

At March 31, 2004, approximately $31.3 million (97% of the portfolio) of the Company’s mortgage-backed securities consisted of a “AAA” rated FNMA certificate for which market quotes were obtained.

The Company evaluates, on an ongoing basis, the carrying value of its securities portfolio, which is accounted for as available-for-sale.  To the extent differences between the book basis of the securities and their current market values are deemed to be temporary in nature, such unrealized gains or losses are reflected directly in equity as “other comprehensive income or loss.”  Declines in fair value are considered other-than-temporary when: (i) the carrying value of the beneficial interests exceeds the fair value of such beneficial interests using current assumptions, and (ii) the timing and/or extent of cash flows expected to be received on the beneficial interests has adversely changed from the previous valuation date.  To the extent declines in fair value are considered other-than-temporary, a write-down is recorded in the consolidated statement of operations.  During the three months ended March 31, 2004 and 2003, no market valuation losses and impairments were recorded.

NOTE 4 – COMMITMENTS, CONTINGENCIES & OFF-BALANCE SHEET RISK

CCL Investigation

As the Company has previously disclosed, the Company’s Chief Executive Officer, Andrew Wiederhorn, and former President, Lawrence Mendelsohn, received letters from the United States

Attorney’s Office for the District of Oregon (“USAODO”) in March 2001 advising them that they were targets of a grand jury investigation (the “CCL Investigation”) into the failure of Capital Consultants, L.L.C (“CCL”).  CCL was a lender to Wilshire Credit Corporation (“WCC”) and related and affiliated companies. WCC was a mortgage loan servicing company owned by Mr. Wiederhorn and Mr. Mendelsohn that provided mortgage loan servicing for Wilshire Financial Services Group Inc., a public company for which Mr. Wiederhorn acted as CEO and Mr. Mendelsohn acted as President and which was principally engaged in banking, loan pool purchasing, and investing in mortgage-backed securities.  As a result of the liquidity crisis in the financial markets in the fall of 1998, Wilshire Financial Services Group Inc. experienced significant losses and filed for bankruptcy, which in turn had a significant impact on its affiliates, including  WCC, which could not repay the amounts borrowed from CCL.  At the time, Wilshire Financial Services Group Inc. owned approximately 8.6% of the Company’s common stock and managed the Company’s investments under a management agreement.

In August 2002, Mr. Mendelsohn resigned as President and Director of the Company. In  November 2003, Mr. Mendelsohn entered into an agreement with the USAODO pursuant to which he plead guilty to filing a false 1998 personal tax return and agreed to cooperate in the CCL Investigation.

The Company believes that the CCL Investigation is nearing conclusion as to Mr. Wiederhorn. Although the Company believes that the CCL Investigation is unrelated to Mr. Wiederhorn’s activities as CEO of the Company or the Company’s activities, in the event an indictment is returned against him or he pleads guilty to one or more offenses pursuant to an agreement with the USAODO, one or more potential negative consequences to the Company could result, including, among other things (i) the strong possibility that Mr. Wiederhorn would be unable to continue as a director and officer of the Company, including the risk that incarceration would be required and that the Company would need to make sure an appropriate management team was in place, (ii) concerns on the part of shareholders, clients and employees that could adversely affect the Company’s stock price, and (iii) inquiries by regulatory agencies, such as the NASD and the SEC.

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

Strouds Acquisition Corporation

On October 6, 2003, the Official Committee of Unsecured Creditors of Strouds Acquisition Corporation filed a lawsuit in the United States Bankruptcy Court (LA 03-23620-ER) which names the Company, among others, as a defendant.  The lawsuit was amended on November 10, 2003 and limits the complaint against the Company solely in its capacity as collateral agent for certain secured creditors of Strouds Acquisition Corporation.  The lawsuit, as it pertains to the Company, seeks reimbursement of the proceeds from approximately $3.0 million in funds received in October 2003, which the Company is holding as collateral agent for other secured creditors.  The $3.0 million being held as collateral agent will continue to be held in trust, less reimbursements to the Company, from time-to-time, of the Company’s related legal costs, until the bankruptcy court resolves the dispute regarding its distribution.  These funds are not included in the assets of the Company in the accompanying statements of financial position.  As of March 31 2004, the Company had been reimbursed for legal fees in the amount of $0.3 million from the collateral agent funds. The Committee of Unsecured Creditors is seeking the refund of those fees.  The Company believes that it will prevail in this matter and has not established a reserve for reimbursement.

Other

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

At March 31, 2004, the Company had no outstanding derivative instruments held for trading or hedging purposes.

The Company has operating leases for office and retail space which expire through  2012.  The leases provide for varying minimum annual rental payments including rent increases and free rent periods.

Future minimum rental payments, by year and in the aggregate, under noncancelable operating leases with initial or remaining terms of one year or more, consisted approximately of the following at March 31, 2004, (dollars in thousands):

2004	$2,118
2005	2,638
2006	2,218
2007	1,772
2008	1,362
Thereafter	4,879
Total minimum lease payments	$14,987

In order to facilitate the development of franchise locations, as of March 31, 2004, Fatburger had guaranteed the annual minimum lease payments of two restaurant sites owned and operated by franchisees.  The amount of the guarantees approximate $0.4 million plus certain contingent rental payments as defined in the respective leases.  These leases expire at various times through 2008.

The Company did not have any other off balance sheet arrangements in place as of March 31, 2004.

NOTE 5 - GOODWILL AND OTHER INTANGIBLE ASSETS

Primarily due to the acquisition of Fatburger, the Company has goodwill in the amount of $7.3 million and other intangible assets in the amount of $5.6 million. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill is not amortized, but is subject to an annual impairment test, which will be performed on August 15, 2004.  Since the acquisition of Fatburger by the Company, Fatburger has experienced operating losses and has funded its operations and expansion with limited liquidity.  The Company believes that these conditions are temporary in nature, however, should these conditions not be corrected, the Company may be required to recognize impairment losses on its recorded goodwill.  As of March 31, 2004, the Company was not aware of any events or changes in circumstances that would require the impairment of the recorded goodwill.

Summarized information for the Company’s acquired intangible assets as of March 31, 2004 is as follows (dollars in thousands):

Amortized intangible assets:

Franchise Agreements	$1,064
Other	537
Total amortized intangible assets	$1,601

Unamortized intangible assets:

Trademarks	$3,971

Trademarks, which have indefinite lives, are not subject to amortization.  All other intangible assets are amortized using the straight-line method over five to fifteen years, the estimated useful lives of the assets.  Estimated amortization expense for the remainder of 2004 and the five succeeding years is as follows (dollars in thousands):

2004	$161
2005	214
2006	214
2007	214
2008	214
2009	214

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

NOTE 6 – RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2003, the Accounting Standards Executive Committee (“AcSEC”) issued Statement of Position 03-3 (“SOP 03-3”), “ Accounting for Certain Loans or Debt Securities Acquired in a Transfer .” SOP 03-3 requires that the excess of contractual cash flows over cash flows expected to be collected not be recognized as an adjustment of yield, loss accrual, or valuation allowance. Subsequent increases in cash flows expected to be collected generally should be recognized prospectively through adjustment of the loan’s yield over its remaining life and decreases in cash flows expected to be collected should be recognized as impairment. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004 and is not expected to have a material effect on the Company’s consolidated financial position or results of operations

NOTE 7 – STOCK OPTIONS AND RIGHTS

The Company has adopted a non-qualified stock option plan (the “Option Plan”) which provides for options to purchase shares of the Company’s common stock.  The maximum number of shares of common stock that may be issued pursuant to options granted under the Option Plan is 3,500,000 shares.

The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for the Option Plan. Accordingly, no compensation expense has been recognized in the Consolidated Statements of Operations for grants under the Option Plan.  Had compensation expense for the Company’s Option Plan been determined based on the fair value at the grant date consistent with the methods of SFAS No. 123 “Accounting for Stock Based Compensation”, the Company’s net income and income per share for the three months ended March 31, 2004 and 2002 would have been decreased to the pro forma amounts indicated below:

	Three months ended March 31,
	2004	2003
	(dollars in thousands, except share data)
Net (loss) income:
As reported	$(1,635)	$1,660
Pro forma compensation expense from stock based compensation, net of tax	(6)	(14)
Pro forma net (loss) income	$(1,641)	$1,646
Net (loss) income per common and common share equivalent:
Basic income per share:
As reported	$(0.19)	$0.20
Pro forma	$(0.19)	$0.19
Diluted income per share:
As reported	$(0.19)	$0.19
Pro forma	$(0.19)	$0.19

There were no options granted with exercise prices below the market value of the stock at the grant date. Fair values for 2004 were estimated using the Black-Scholes option-pricing model with the following weighted average assumptions used: 10% dividend yield, expected volatility of 46%, risk-free interest rate of 2.8% and expected lives of five years.

NOTE 8 – OPERATING SEGMENTS

As a result of the acquisition of Fatburger during August 2003, the Company began to report the results of operating segments.    The operating segments consist of (i) restaurant operations conducted through Fatburger Holdings, Inc. (“Fatburger”), (ii) commercial real estate mortgage brokerage activities conducted through George Elkins Mortgage Banking Company (“George Elkins”) and (iii) real estate, merchant banking and financing activities.  The following is a summary of each of the operating segments:

Restaurant Operations

Fatburger operates or franchises 55 hamburger restaurants located in California, Nevada, Arizona, Florida, Colorado and Washington.  In August 2003, the Company provided an investment and financing package for Fatburger which involved our acquisition of the entire class of the Series A-1 Preferred and the Series D Preferred stock of Fatburger.  Currently, the Company owns approximately 83% of the voting control of Fatburger.  Fatburger has plans to open additional restaurants including expansion into Oregon, Louisiana, Georgia, New York, Ohio, New Jersey, Texas, Missouri, Kansas, Pennsylvania, West Virginia, Virginia, North Carolina, South Carolina, Washington D.C., British Columbia, Minnesota and Michigan.   Franchisees currently own and operate about half of the Fatburger locations.

Commercial Real Estate Mortgage Brokerage Operations

In May 2002, the Company purchased a 51% ownership interest in George Elkins, a California mortgage banking operation, which, in 2002, provided brokerage services related to the production of over $600 million per year in commercial real estate mortgages. George Elkins is headquartered in Los Angeles, with satellite offices located throughout the southern California area.  The mortgage brokerage operation also manages a commercial loan servicing portfolio in excess of $700 million for various investors.  The Company earned mortgage servicing fees of $0.2 million during the three months ended March 31, 2004, which are included in other revenue in the accompanying consolidated statements of operations.

Real Estate, Merchant Banking and Financing Operations

The Company invests in or finances real estate, mortgage-backed securities and other real estate related or finance related assets.  The merchant banking and financing operations focus on the acquisition of controlling interests in businesses in the process of restructuring.  This can take the form of assisting in a management buy-out, refinancing corporate debt or acquiring the “non-core” assets of a business.

Segment data for the three months ended March 31, 2004, and 2003 are as follows (dollars in thousands):

	Merchant Banking, Real Estate and Finance		Mortgage Brokerage		Restaurant		Total
	2004	2003	2004	2003	2004	2003	2004	2003
Net Interest Income:
Loans	$426	$190	$—	$—	$—	$—	$426	$190
Securities	313	775	—	—	—	—	313	775
Other investments	47	55	—	—	—	—	47	55
Total interest income	786	1,020	—	—	—	—	786	1,020
Interest expense	71	208	—	—	—	—	71	208
Net interest income	715	812	—	—	—	—	715	812

Real estate operations:
Operating revenue	951	972	—	—	—	—	951	972
Operating expense	(456)	(538)	—	—	—	—	(456)	(538)
Gain on sale of real estate	3	—	—	—	—	—	3	—
Interest expense	(281)	(360)	—	—	—	—	(281)	(360)
Depreciation	(159)	(153)	—	—	—	—	(159)	(153)
Total real estate operations	58	(79)	—	—	—	—	58	(79)

Restaurant operations:
Operating income	—	—	—	—	5,284	—	5,284	—
Cost of goods sold	—	—	—	—	(3,077)	—	(3,077)	—
Franchise and advertising fees	—	—	—	—	272	—	272	—
General and administrative costs	—	—	—	—	(2,715)	—	(2,715)	—
Interest Expense	—	—	—	—	(165)	—	(165)	—
Depreciation and amortization	—	—	—	—	(352)	—	(352)	—
Total restaurant operations	—	—	—	—	(753)	—	(753)	—

Other operating income:
Equity in losses of equity investees	22	(1,008)	—	—	—	—	22	(1,008)
Gain on sale of loans and securities	1,086	4,788	—	—	—	—	1,086	4,788
Loan brokerage fees	—	—	1,126	800	—	—	1,126	800
Other revenue (loss)	58	(4)	153	195	—	—	211	191
Total other operating income	1,166	3,776	1,279	995	—	—	2,445	4,771

Operating expenses:
Compensation and employee benefits	1,650	1,439	1,111	764	—	—	2,761	2,203
Professional fees	234	462	7	37	—	—	241	499
Other	872	729	226	171	—	—	1,098	900
Total operating expenses	2,756	2,630	1,344	972	—	—	4,100	3,602

Net income (loss) before provision for income taxes	(817)	1,879	(65)	23	(753)	—	(1,635)	1,902
Provision for income taxes	—	242	—	—	—	—	—	242
Net income (loss)	$(817)	$1,637	$(65)	$23	$(753)	$—	$(1,635)	$1,660
Segment assets	$81,282	$106,077	$2,083	$2,899	$19,592	$—	$102,957	$108,976

NOTE 9– INCOME TAXES

As of March 31, 2004, the Company had, for U.S. Federal tax purposes, a net operating loss (“NOL”) carry forward of approximately $80.9 million, including $12.9 million relating to Fatburger. The Company’s NOL begins to expire in 2018. Fatburger’s NOL begins to expire in 2004 and is generally subject to an annual limitation under the Internal Revenue Code of 1986, Section 382, Limitation on Net Operating Loss Carryovers and Certain Built-In Losses Following Change in Control.  In addition, to the extent the Fatburger NOL is utilized, the recognition of the related tax benefits would first reduce goodwill related to Fatburger acquisition, then other non-current intangible assets related to that acquisition, and then income tax expense in accordance with Statement on Financial Accounting Standards No. 109, Accounting for Income Taxes.

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

During the three months ended March 31, 2004, a provision for income taxes was not required.  During the three months ended March 31, 2003, the Company recognized a provision for income taxes of $0.2 million.

NOTE 10 – SUBSEQUENT EVENTS

On April 26, 2004, the Company purchased a three year call option (the “Call Option”) from its Chairman and Chief Executive Officer, Andrew A. Wiederhorn.  The Call Option gives the Company the right, but not the obligation, to purchase 423,245 of the Company’s outstanding common stock (the “Option Shares”) from Mr. Wiederhorn for a purchase price of $3.99 per share.   The option may be exercised at any time during the three year option period.  The Company paid $750,000 ($1.77 per option share) for the Call Option.   The Company and its directors believe that the Call Option gives the Company a useful option to acquire a large block of stock over an extended period at an exercise price well below the current market price and the aggregate price to the Company on exercise of $5.76 per share would be a small premium to the Company’s current book value per share and current market price per share.  The Company and its directors considered the following factors:  (1) the potentially negative impact on the Company’s share price if the Option Shares were disposed of publicly; (2) the Company’s favorable liquidity position; (3) the potential reduction in the risk that shares are transferred in a transaction which would have an adverse impact on its NOL position; and (4) the reduction in the future expenditure of cash dividends by the Company once the Company exercises the Call Option.  The Board of Directors reviewed and approved the transaction to confirm that the transaction was in the best interest of the Company and its other stockholders.

On April 27, 2004, the Board of Directors declared a $0.13 per share dividend for the second quarter of 2004.  The dividend is payable on June 1, 2004 to shareholders of record on May 21, 2004.

On April 28, 2004, the Company purchased 330,500 shares of its common stock from a shareholder.  The purchase price was $5.40 per share ($1.8 million) and the shares were added to treasury stock.  The purchase price represents a small premium to the Company’s current book value per share and current market price per share.  The Company and its directors considered the following factors:  (1) the potentially negative impact on the Company’s share price if the shares were disposed of publicly; (2) the Company’s favorable liquidity position (3) the potential reduction in the risk that shares are transferred in a transaction which would have an adverse impact on its NOL position; and (4) the reduction in the future expenditure of cash dividends by the Company.  The Board of Directors reviewed and approved the transaction to confirm that the transaction was in the best interest of the Company and its other stockholders.

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

We are continuing the process of redeploying the capital generated during 2002 and 2003 through our sale of mortgage-backed securities and from cash distributions from our Bourne End subsidiary.  We used a portion of this capital to acquire voting control of Fatburger Holdings Inc. in August 2003.  The expansion and success of Fatburger is currently one of our primary focuses.  Since our acquisition, Fatburger has opened five additional restaurant locations and currently has agreements for approximately 250 new franchise restaurants.

We have also been investing in special situation real estate loans, and funded two loans totaling $4.0 million during the three months ended March 31, 2004.  Our special situation loans are generally secured by real estate and are typically short-term, with maturities ranging from 6 to 24 months.  Due to the unique circumstances relating to these loans, the interest rate charged the borrower is significantly higher than conventional real estate lending.   Based on current activity levels, we expect that special situation lending will be a growing part of our business.

Due to the varied nature of our operations, management does not utilize a standard array of key performance indicators in evaluating the progress of the Company.  Management’s evaluation, instead, focuses on an  asset-by-asset analysis within the Company’s operating segments.

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

RESULTS OF OPERATIONS — THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THREE MONTHS ENDED MARCH 31, 2003

NET INCOME.  Our net loss for the three months ended March 31, 2004, was $1.6 million, or $0.19 per share, compared with net income of $1.7 million, or $0.20 per share, for the three months ended March 31, 2003.  The net loss for the quarter ended March 31, 2004 was primarily the result of losses from our restaurant operations of $0.8 million and other operating expenses of $4.1 million, partially offset by gains on sales of mortgage-backed securities of $1.1 million.  The net income for the quarter ended March 31, 2003 was primarily the result of gains on the sale of securities of $4.8 million, partially offset by equity in loses of unconsolidated subsidiaries of $1.0 million and by operating expenses of $3.6 million.

The following sections describe the results of operations of our operating segments for the three months ended March 31, 2004:

Restaurant Segment Operations

In August 2003, the Company completed an investment and financing package for Fatburger which involved the acquisition of the entire class of the Series A-1 Preferred and the Series D Preferred stock of Fatburger.  As a result of our voting control, we began reporting the operations of Fatburger on a consolidated basis beginning August 15, 2003.  Fatburger has the option to redeem our Series D Preferred stock, which may result in a reduction in our ownership control.  If Fatburger were to fully redeem the Series D Preferred, our ownership percentage would be reduced to 20%.  However, if Fatburger fails to redeem a minimum stipulated amount of Series D Preferred by May 15, 2004, our ownership percentage in the restaurant operation will increase to 90%.

During the three months ending March 31, 2004, we recognized a net loss from our restaurant segment of $0.8 million.  This was primarily the result of net sales (net of cost of goods sold) of  $2.2 million and franchise and royalty revenue of $0.3 million, offset by general and administrative costs of $2.7 million, interest expense of $0.2 million, and depreciation and amortization of $0.4 million.  The Company’s strategy with respect to Fatburger is to increase the number of franchises, thus increasing the franchise fees and future royalty income to the operation.

Commercial Real Estate Mortgage Brokerage Segment Operations

In May 2002, the Company purchased a 51% ownership interest in George Elkins Mortgage Banking Company (“George Elkins”), a California mortgage banking operation, which, in 2003, provided brokerage services related to the production of over $600 million in commercial real estate mortgages.  George Elkins is headquartered in Los Angeles, with satellite offices located throughout the southern California area.  The mortgage banking operation also manages a commercial loan servicing portfolio in excess of $700 million for various investors. The Company began reporting the operations of George Elkins on a consolidated basis beginning May 15, 2002.

Our net loss from the commercial real estate brokerage segment was $0.1 million for the three months ended March 31, 2004, compared to break-even operations during the 2003 period.  During the 2004 period, we recognized loan brokerage fees of $1.1 million, loan servicing and other revenue of $0.2 million, which was offset by compensation expense of $1.1 million and other operating expense of $0.2 million.  During the 2003 period, we recognized loan brokerage fees of $0.8 million, loan servicing and other revenue of $0.2 million, which was offset by compensation expense of $0.8 million and other operating expense of $0.2 million.

Merchant Banking, Real Estate and Finance Segment Operations

NET INTEREST INCOME.  Our net interest income for the three months ended March 31, 2004, was $0.7 million, compared with $0.8 million for the three months ended March 31, 2003.  The decrease is primarily attributable to a net reduction of assets (reflecting our sales of mortgage-backed securities and paydowns of the related debt facilities).  These changes resulted in decreases in interest income on securities of $0.5 million, partially offset by a decrease in interest expense of $0.1 million and an increase in interest income on loans of $0.2 million.  The following tables set forth information regarding the total amount of income from interest-earning assets and expense from interest-bearing liabilities and the resulting average yields and rates:

	For the Three Months Ended March 31, 2004
	Average Balance	Interest Income (Expense)	Annualized Yield/Rate
	(dollars in thousands)
Interest-Earning Assets:

Loan portfolios (1)	$8,137	$426	20.9%
Mortgage-backed securities available for sale	33,883	313	3.7%
Other investments	15,758	47	1.2%
Total interest-earning assets	$57,778	786	5.4%

Interest-Bearing Liabilities:

Borrowings (2)	$24,642	(71)	1.2%
Total interest-bearing liabilities	$24,642	(71)	1.2%

Net interest income (3)		$715	4.2%
Net interest margin (4)			5.0%

(1)               Includes loans to senior officers.

(2)               Excludes borrowings related to investments in real estate.

(3)               Net interest spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.

(4)               Net interest margin represents net interest income divided by average interest-earning assets.

	For the Three Months Ended March 31, 2003
	Average Balance	Interest Income (Expense)	Annualized Yield/Rate
	(dollars in thousands)
Interest-Earning Assets:

Loan portfolios	$2,843	$190	26.7%
Mortgage-backed securities available for sale	60,343	775	5.1
Cash deposits and other investments	15,464	55	1.4
Total interest-earning assets	$78,650	1,020	5.2%

Interest-Bearing Liabilities:

Borrowings (1)	$35,278	(208)	2.4%
Total interest-bearing liabilities	$35,278	(208)	2.4%

Net interest income (2)		$812	2.8%
Net interest margin (3)			4.1%

(1)               Excludes borrowings related to investments in real estate.

(2)               Net interest spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.

(3)               Net interest margin represents net interest income divided by average interest-earning assets.

REAL ESTATE OPERATIONS.  Our real estate operations represent activity from our investment in 24 commercial properties located in Oregon, Texas, Arizona, Oklahoma, Mississippi and California, as well as the operations of our leasehold interests in 80 freestanding retail buildings located throughout the United States.  During the three months ended March 31, 2004, we realized net income from real estate operations of approximately $0.1 million, compared with a net loss of $0.1 million for the three months ended March 31, 2003.  Our strategy with regard to our real estate investments is to position each property to enhance lease values for long-term income or for sale.

EQUITY IN EARNINGS OF EQUITY INVESTEES.   At March 31, 2004, our primary equity investee was Bourne End Properties Plc. (“Bourne End”).  In December 2000, we organized and led a group of investors to purchase all of the outstanding capital stock of Bourne End, a specialist investor in retail property.  Bourne End was acquired through BEP Property Holdings Limited, which is 26% owned by us, 71% owned by Merrill Lynch (Jersey) Holdings Limited (a subsidiary of Merrill Lynch & Co., Inc.) and 3% owned by the asset manager, Greenbau Estuary Limited.  At the time of the acquisition, Bourne End owned 15 shopping centers located in the England and Scotland.  Thirteen of the centers have been sold, which resulted in the recognition of earnings of equity investees for the Company of $5.0 million during 2003 and $1.1 million for 2002.  Bourne End has two properties remaining which are being positioned for sale during 2004.

We recognized income of less than $0.1 million from equity investees during the three months ended March 31, 2004, all of which related to Bourne End.  During the three months ended March 31, 2003, we recorded $1.0 million in losses relating to equity investees.  Of the 2003 amount, $0.4 million related to our share of the net loss of Bourne End for the period and $0.6 million related to Strouds Acquisition Corporation (“Strouds”).   On March 6, 2003, we had acquired a 49.5% interest in Strouds, a specialty linen retailer.  However, during subsequent periods of 2003, we disposed of our investment in Strouds and recovered all but $0.1 million of the loss.

GAIN ON SALE OF LOANS AND SECURITIES.  During the three months ended March 31, 2004, we recognized $1.1 million in gains on the sale of loans and securities, primarily from the sale of mortgage-backed securities.  During the comparable period of 2003, we recognized gains on the sale of loans and securities of $4.8 million, again, primarily from the sale of mortgage-backed securities.  Because we have sold substantially all of our subordinate mortgage-backed securities portfolio, we expect that gain on sale of securities will contribute less to future income than it has in recent years.

OPERATING EXPENSES.  During the three months ended March 31, 2004, we incurred segment operating expenses from merchant banking, real estate and finance operations of $2.8 million, compared to $2.6 million during the comparable period in 2003.  Operating expenses for the 2004 period include compensation costs of $1.7 million, professional fees of $0.2 million and other costs of $0.8 million.

CHANGES IN FINANCIAL CONDITION

GENERAL.  Total assets decreased from approximately $109.0 million at December 31, 2003 to approximately $103.0 million at March 31, 2004.  Total liabilities decreased from approximately $63.6 million at December 31, 2003 to approximately $60.5 million at March 31, 2004.  Stockholders’ equity decreased by approximately $2.9 million resulting primarily from our net loss of $1.6 million and dividends declared of $1.1 million.

SECURITIES AVAILABLE FOR SALE.  The balance of mortgage-backed securities available for sale decreased from $35.5 million at December 31, 2003 to $32.3 million at March 31, 2004.   The decrease was primarily the result of the sale of mortgage-backed securities with a carrying value of $1.3 million and cash repayments of securities of $2.2 million, partially offset by increases in market value of $0.3 million.

At March 31, 2004, approximately $31.3 million of our mortgage-backed securities portfolio consisted of a “AAA” rated FNMA certificate for which market value quotes were obtained.

At March 31, 2004, securities available for sale were as follows:

	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Total Mortgage-backed securities, pledged under repurchase agreements	$31,347	$882	$(47)	$32,182
Other Mortgage-backed securities	—	75	—	75
Total Mortgage-backed securities	$31,347	$957	$(47)	$32,257

(1)                                  The amortized cost of the securities excludes accrued interest of $0.1 million.

LOAN PORTFOLIO.  We invest in special situation loans, generally secured by real estate.  These loans are typically short-term, with maturities ranging from 6 to 24 months.  Due to the unique circumstances relating to the loans, the interest rate charged the borrower is significantly higher than conventional real estate lending.  During the three months ended March 31, 2004, our loan portfolio increased by approximately $3.9 million.  This was primarily the result of the acquisition of two new loans with a carrying value totaling $4.0 million.  As of March 31, 2004, two of the Company’s loans totaling $3.0 million had been restructured to provide additional time for repayment by the borrowers in exchange for various extension fees or other new terms.  As a result, these loans were considered impaired for accounting purposes, however, no impairment reserves were required on these loans due to management’s expectation that all amounts due will be collected.

INVESTMENTS IN REAL ESTATE.  Investments in real estate increased by $0.7 million during the three months ended March 31, 2004.  The increase was primarily due to the purchase of the fee interest in two freestanding retail buildings for $0.4 million and capital improvements of $0.7 million, partially offset by the sale of one property for $0.2 million and depreciation of $0.2 million.

In October 2002, the Company assumed leasehold interests in 109 free-standing retail stores located throughout the United States.  As a result of various purchase and sale transactions, including those described above during 2004, as of March 31, 2004, we owned the fee interest in 22 of the properties and continued to own leasehold interests in 80 of the original free-standing retail stores.  The properties are leased or sublet to a broad tenant mix including convenience stores, shoe stores, video rental outlets, auto parts dealers, carpet retailers and other small businesses.

Of the remaining leases, 36 are on terms and conditions that require capitalization of the obligation.  Accordingly, as of March 31, 2004, we had capitalized $13.5 million as investment in real estate as a result of the transaction, and recognized a capital lease obligation of $12.8 million. The remaining 44 leases are classified as operating leases.  All of our subleases are accounted for as operating leases.

LOANS TO SENIOR EXECUTIVES.  Prior to the passage of the Sarbanes-Oxley Act of 2002, we had an employment agreement with Mr. Wiederhorn which allowed him to borrow a specified maximum amount from us to purchase shares of Common Stock.  The resulting loans are full recourse, secured loans bearing interest at the prime rate.  At March 31, 2004, in addition to the $2 million loan to Mr. Wiederhorn described below, we had outstanding loans to Mr. Wiederhorn, including accrued interest, of approximately $1.0 million.  The Company is not obligated to make additional advances on loans under the current employment agreement.  The loans to Mr. Wiederhorn are further described as follows:

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

Further information on these loans to executives is included in our 2003 annual report on Form 10-K and proxy statements for our 2003 and prior years’ Annual Meeting of Stockholders, and the employment agreements have been previously filed with the SEC.

INVESTMENT IN BOURNE END.   In December 2000, we organized and led a group of investors to purchase all of the outstanding capital stock of Bourne End, a specialist investor in retail property.  At the time of the acquisition, Bourne End had approximately GBP 169.6 million of assets and GBP 123.1 million of debt.  The real estate assets consisted of 1.7 million square feet in fifteen shopping centers located in the United Kingdom.  As of March 31, 2004, Bourne End had sold thirteen of the original fifteen shopping centers.  The sales are consistent with the investor group’s strategy to reposition each of the centers, including selected new capital expenditures on existing space and new development on excess or adjoining land, with the ultimate goal of reselling the properties.

Bourne End is in the process of improving and selling its two remaining shopping centers, which it hopes to sell within the next 12 months.  At that point, Bourne End is expected to be liquidated and we will receive our share of any remaining assets or proceeds of Bourne End.

Our investment in Bourne End increased by $0.1 million to $2.2 million at March 31, 2004.  The increase was primarily the result of the recognition of our share of the earnings of Bourne End.

RESTAURANT PROPERTY, PLANT AND EQUIPMENT, NET.  As a result of the acquisition and consolidation of Fatburger, our investment in restaurant property, plant and equipment, net of depreciation, increased $0.3 million during the three months ended March 31, 2004 to a balance of $6.2 million.  The increase was primarily the result of additions to equipment, furniture and fixtures relating to new store openings.

INTANGIBLE ASSETS, NET.  Primarily as a result of the acquisition and consolidation of Fatburger, as of March 31, 2004 we had intangible assets, net of amortization, of $5.6 million.  This consisted of trademark rights of approximately $4.0 million, franchise agreements of approximately $1.0 million and other miscellaneous intangible assets of $0.5 million.  Intangible assets decreased $0.1 million during the three months ended March 31, 2004 primarily as the result of amortization expense.

GOODWILL.  As a result of the acquisition and consolidation of Fatburger, we had recorded goodwill of $7.3 million as of March 31, 2004.

OTHER ASSETS.  At March 31, 2004, the Company’s other assets consisted of the following (dollars in thousands):

Capitalized deferred compensation	$1,156
Prepaid expenses	778
Rent receivable	161
Investment in operating leases	392
Mortgage servicing rights	266
Other	1,130
Total	$3,883

The capitalized deferred compensation included in other assets relates to the acquisition of George Elkins.  In conjunction with the acquisition, certain employees of George Elkins entered into long-term employment agreements.  These employees received payments totaling $1.9 million which we capitalized as deferred compensation.  The employees are obligated to perform under the employment agreements and must repay any unearned deferred compensation payments upon early termination.  The deferred compensation is earned ratably over the terms of the employment agreements, and we are amortizing the $1.9 million investment over the remaining terms, which range from 14 to 38 months.

REPURCHASE AGREEMENTS, BORROWINGS AND NOTES PAYABLE.  Our repurchase agreements, borrowings and notes payable decreased $1.2 million during the three months ended March 31, 2004.  This was primarily the result of the repayment of repurchase agreements secured by mortgage-backed securities of  $1.0 million.

OBLIGATIONS UNDER CAPITAL LEASES.  Obligations under capital leases decreased approximately $0.1 million during the year ended December 31, 2003.  This decrease was primarily the result of the scheduled amortization of the obligations.

DEFERRED INCOME.  Franchise fee revenue from the sales of individual Fatburger franchises is recognized only when all material services or conditions relating to the sales have been substantially performed or satisfied.  The completion of training and the opening of a location by the franchisee constitute substantial performance.  Nonrefundable deposits collected in relation to the sale of franchises are recorded as deferred franchise fees until the completion of training and the opening of the restaurant, at which time the franchise fee revenue is recognized.  As of March 31, 2004, our deferred income relating to the collection of unearned Fatburger franchise fees was $3.9 million, an increase of $0.2 million from December 31, 2003.  The increase was primarily the result of the collection of nonrefundable deposits on new franchises.

DEFERRED INCOME TAXES.  Our deferred income taxes decreased $0.6 million to $6.4 million at March 31, 2004.  This was primarily the result of a decrease in the accrued taxes associated with unrealized gains on mortgage-backed securities.  As of March 31, 2004, we had, for U.S. Federal tax purposes, a net operating loss (“NOL”) carryforward of approximately $80.9 million, including $12.9 million relating to Fatburger.  The NOL carryforward may reduce the future cash payment of the deferred income tax liability.  Our NOL begins to expire in 2018.  Fatburger’s NOL begins to expire in 2004 and is generally subject to an annual limitation under the Internal Revenue Code of 1986, Section 382, Limitation on Net Operating Loss Carryovers and Certain Built-In Losses Following Change in Control.  In addition, to the extent the Fatburger NOL is utilized, the recognition of the related tax benefits would first reduce goodwill related to Fatburger acquisition, then other non-current intangible assets related to that acquisition, and then income tax expense in accordance with Statement on Financial Accounting Standards No. 109, Accounting for Income Taxes.

United States tax regulations impose limitations on the use of NOL carry forwards following certain changes in ownership.  If such a change were to occur with respect to the Company, the limitation could significantly reduce the amount of benefits that would be available to offset future taxable income each year, starting with the year of ownership change.  To reduce the likelihood of such ownership changes, we established a Shareholder Rights Plan dated as of October 18, 2002, which discourages, under certain circumstances, ownership changes which would trigger the NOL limitations.

STOCKHOLDERS’ EQUITY.  Stockholders’ equity decreased by approximately $2.9 million resulting primarily from our net loss of $1.6 million and dividends declared of $1.1 million.

Subsequent to March 31, 2004, the we purchased 330,500 shares of our common stock from a stockholder.  The purchase price was $5.40 per share ($1.8 million) and the shares were placed in treasury.

Also subsequent to March 31, 2004, the Company purchased a three year call option (the “Call Option”) from its Chairman and Chief Executive Officer, Andrew A. Wiederhorn.  The Call Option gives the Company the right, but not the obligation, to purchase 423,245 of the Company's outstanding common stock (the “Option Shares”) from Mr. Wiederhorn for a purchase price of $3.99 per share.  The option may be exercised at any time during the three year option period.  The Company paid $750,000 ($1.77 per option share) for the Call Option.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund restaurant operations and other businesses, engage in loan acquisition and lending activities, and for other general business purposes.  The primary sources of funds for liquidity during the three months ended March 31, 2004, consisted of net cash provided by investing activities, including interest and principal payments related to our mortgage-backed securities portfolio and the sale of mortgage-backed securities.  As of March 31, 2004, we had cash and cash equivalents of $11.6 million and a $31.3 million “AAA” rated FNMA certificate (which is subject to repurchase agreement debt of $23.9 million), which we believe will be sufficient to meet our current liquidity requirements.

Our borrowings and the availability of further borrowings are substantially affected by, among other things, changes in interest rates, changes in market spreads whereby the market value of the collateral securing such borrowings may decline substantially, or decreases in credit quality of underlying assets.  In the event of declines in market value or credit quality, we may be required to provide additional collateral for, or repay a portion of outstanding balances of, our short-term borrowing facilities. However, our borrowings against securities consist of non-recourse, short-term repurchase agreements held in wholly-owned subsidiaries.  As a result, our potential risk from collateral calls is limited to the equity in the assets being financed, which at March 31, 2004, totaled $7.9 million.  We consider the potential exposure to collateral calls to be significantly less than the $7.9 million equity since $7.4 million relates to our equity in a “AAA” rated FNMA security.  As of March 31, 2004, we had no outstanding collateral calls.  For additional information with respect to our monthly mark-to-market of our securities available for sale portfolio, see “CHANGES IN FINANCIAL CONDITION–SECURITIES AVAILABLE FOR SALE.”

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

At March 31, 2004, we had total consolidated secured indebtedness of $44.7 million, as well as $15.8 million of other liabilities. The consolidated secured indebtedness consisted of (i) $24.3 million of repurchase agreements secured by $32.2 million of mortgage-backed securities, (ii) $12.8 million outstanding of obligations under capital leases maturing between 2010 and 2040 which are primarily secured by real estate and (iii) long-term debt of Fatburger of $7.6 million secured by substantially all of the assets of Fatburger.  Approximately $24.3 million of this indebtedness had terms which allowed the lender to request additional collateral if the value of the underlying collateral declined.  However, due to the non-recourse nature of our repurchase agreements, our exposure to collateral calls is limited to the equity in the assets being financed.

If our existing liquidity position were to prove insufficient, and we were unable to fund additional collateral requirements or to repay, renew or replace maturing indebtedness on terms reasonably satisfactory to us, we may be required to sell (potentially on short notice) a portion of our assets, and could incur losses as a result.  Also, Fatburger is involved in a nationwide expansion of franchise and Fatburger owned locations, which will require significant liquidity.  If Fatburger or its franchisees are unsuccessful in obtaining credit lines sufficient to fund this expansion, the timing of restaurant openings may be delayed.

We consider the sale of assets to be a normal, recurring part of our operations and we are currently generating positive cash flow as a result of these transactions.  However, excluding the sale of assets from time to time, we are currently operating with negative cash flow, since many of our assets do not generate current cash flows sufficient to cover current operating expenses.  We believe that our existing sources of funds will be adequate for purposes of meeting our liquidity needs, however, there can be no assurance that this will be the case.  Material increases in interest expense from variable-rate funding sources, collateral calls, greater demands for liquidity at our operating subsidiaries, including Fatburger and our real estate operations, or material decreases in monthly cash receipts, generally would negatively impact our liquidity.  On the other hand,  improvements in cash flow from our operating subsidiaries or real estate investments, or an increase in market value of our mark-to-market financial assets generally would positively affect our liquidity.

CONTRACTUAL OBLIGATIONS

During the three months ended March 31, 2004, there were no material changes to the contractual obligations as reported on Form 10-K for the year ended December 31, 2003.

OFF BALANCE SHEET ARRANGEMENTS

In order to facilitate the development of franchise locations, as of March 31, 2004 Fatburger had guaranteed the annual minimum lease payments of two restaurant sites owned and operated by franchisees.  The amount of the guarantees approximate $0.4 million plus certain contingent rental payments as defined in the respective leases.  These leases expire at various times though 2008.

We did not have any other off balance sheet arrangements in place as of March 31, 2004.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices, and equity prices.  We have minor exposure to foreign currency fluctuations (approximately 5% of the Company’s equity is invested in assets located in the United Kingdom at March 31, 2004).

The primary market risk to which we are exposed is interest rate risk.  This type of risk is highly sensitive to many factors beyond our control, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors.  Changes in the general level of interest rates can affect our net interest income by affecting the spread between our interest-earning assets and our interest-bearing liabilities.  Changes in the level of interest rates can also affect, among other things, the value of our interest-earning assets (including mortgage-backed securities) and our ability to acquire loans.  We have attempted to mitigate the potential effects of a rising interest rate environment by shifting our mortgage-backed securities portfolio from fixed rate assets to variable rate assets.  Our real estate and restaurant operations are primarily funded by fixed rate debt or equity.  As demonstrated in the tables below, we believe that a modest increase in interest rates will not have a significant effect on our profitability or equity value.

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

The following table quantifies the potential changes in net interest income and net portfolio value as of March 31, 2004 should interest rates go up or down (shocked) by 100 or 200 basis points, assuming the yield curves of the rate shocks will be parallel to each other and instantaneous. Net portfolio value is calculated as the sum of the value of off-balance sheet instruments and the present value of cash in-flows generated from interest-earning assets net of cash out-flows in respect of interest-bearing liabilities. The cash flows associated with the loan portfolios and securities available for sale are calculated based on prepayment and default rates that vary by asset but not by changes in interest rates. Projected losses, as well as prepayments, are generated based upon the actual experience with the subject pool, as well as similar, more seasoned pools. To the extent available, loan characteristics such as loan-to-value ratio, interest rate, credit history and product types are used to produce the projected loss and prepayment assumptions that are included in the cash flow projections of the securities.  The following table applies the U.S. Treasury yield curve generally for assets and LIBOR for repurchase agreement liabilities and assume a uniform change in both rates.  The table assumes that changes in interest rates occur  instantaneously.  The table also reflects that we have a significant exposure to LIBOR rates since our short-term repurchase agreement borrowings are generally based on LIBOR rates.  Actual results could differ significantly from those estimated in the table.

Projected Percent Change In
Change in Interest Rates (1)	Net Interest Income	Net Portfolio Value	Change in Annual Net Interest Income	Change in Net Portfolio Value
-200 Basis Points	0.7%	0.5%	$15,000	$193,000
-100 Basis Points	0.0%	0.3%	$1,000	$109,000
0 Basis Points	0.0%	0.0%	$—	$—
100 Basis Points	-2.6%	-0.2%	$(157,000)	$(73,000)
200 Basis Points	-5.3%	-0.5%	$(115,000)	$(209,000)

(1)                                  Assumes that uniform changes occur instantaneously in both the yield on 10-year U.S. Treasury notes and the interest rate applicable to U.S.  dollar deposits in the London interbank market.

The following table sets forth information as to the type of funding used to finance the Company’s assets as of March 31, 2004.  As indicated in the table, a large percentage of the Company’s fixed-rate assets are currently not financed and the Company’s variable-rate assets are generally funded by variable-rate liabilities.

Assets and Liabilities

As of March 31, 2004

(dollars in thousands)

	Basis Amount	Coupon Type	Liability	Type
Interest-Bearing Assets

Fixed-rate asset, financed floating	$1,004	Fixed	$468	LIBOR
Fixed-rate assets, no financing	8,099	Fixed	—	None
Variable-rate, financed variable	31,253	1 TCM (1)	23,859	LIBOR
Variable-rate assets, no financing	2,493	Prime	—	None
Cash and cash equivalents	11,638	N/A	—	None
Subtotal	54,487		24,327

Other Assets

Investments in real estate	23,313	N/A	12,799	Fixed
Investment in BEP	2,232	N/A	—	None
Restaurant property, plant and equipment	6,170	N/A	7,556	Fixed
Intangible assets, net	5,572	N/A	—	None
Goodwill	7,300	N/A	—	None
Other	3,883	N/A	—	None
Subtotal	48,470		20,355

Liability Only

Deferred income	—		3,860	None
Deferred income taxes	—		6,405	None
Other	—		5,559	None
Total	$102,957		$60,506

(1)          1 TCM means the one year Treasury Constant Maturity Index.

Asset and liability management involves managing the timing and magnitude of the repricing of assets and liabilities.  It is our objective to attempt to control risks associated with interest rate movements.  Asset and liability management can utilize a wide variety of off-balance sheet financial techniques to assist it in the management of interest rate risk.  For example, in hedging the interest rate and exchange rate exposure of a foreign currency denominated asset or liability, we may enter into hedge transactions to counter movements in the different currencies as well as interest rates in those currencies.  These hedges may be in the form of currency and interest rate swaps, options, and forwards, or combinations thereof.  No such interest rate techniques were in use as of March 31, 2004.

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

The following table sets forth the estimated contractual maturity or repricing of our interest-earning  assets and interest-bearing liabilities at March 31, 2004.

As of March 31, 2004

(dollars in thousands)

	Within 3 Months	4 to 12 Months	One Year to 3 Years	More than 3 Years	TOTAL
Interest-sensitive assets(1):
Cash and cash equivalents	$11,638	$—	$—	$—	$11,638
Securities available for sale	—	—	31,253	1,004	32,257
Loans	1,550	4,407	1,678	—	7,635
Loans to senior executives	—	—	—	2,957	2,957
Total rate-sensitive assets	$13,188	$4,407	$32,931	$3,961	$54,487

Interest-sensitive liabilities :
Borrowings and notes payable	$24,785	$1,374	$3,664	2,060	$31,883
Obligations under capital leases	26	77	233	12,463	12,799
Total rate-sensitive liabilities	$24,811	$1,451	$3,897	$14,523	$44,682

Interest rate sensitivity gap	(11,623)	2,956	29,034	(10,562)	9,805
Cumulative interest rate sensitivity gap	(11,623)	(8,667)	20,367	9,805
Cumulative interest rate sensitivity gap as a percentage of total rate-sensitive assets	(21)%	(16)%	37%	18%

(1)          Real estate property holdings are not considered interest rate sensitive.

ITEM 4.  CONTROLS AND PROCEDURES

(A)                 Evaluation of disclosure controls and procedures.  Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities and Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report, have concluded that our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to us by others within these entities.

(B)                 Changes in internal control over financial reporting.  There were no significant changes in our internal control over financial reporting that occurred during our first fiscal quarter of 2004 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

(C)                 Reportable Conditions – Fatburger.   Prior to our acquisition of Fatburger, the independent auditors, Ernst & Young LLP, determined that Fatburger had significant deficiencies in internal control which may affect its ability to record, process, summarize and report financial data.  While not constituting a material weakness, as of March 31, 2004, the deficiencies had not been fully resolved by Fatburger.  The issues were as follows:

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

FORWARD-LOOKING STATEMENTS

CERTAIN STATEMENTS CONTAINED HEREIN AND CERTAIN STATEMENTS CONTAINED IN FUTURE FILINGS BY THE COMPANY WITH THE SEC MAY NOT BE BASED ON HISTORICAL FACTS AND ARE “FORWARD-LOOKING STATEMENTS” WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED.  FORWARD-LOOKING STATEMENTS WHICH ARE BASED ON VARIOUS ASSUMPTIONS (SOME OF WHICH ARE BEYOND THE COMPANY’S CONTROL) MAY BE IDENTIFIED BY REFERENCE TO A FUTURE PERIOD OR PERIODS, OR BY THE USE OF FORWARD-LOOKING TERMINOLOGY, SUCH AS “MAY,” “WILL,” “BELIEVE,” “EXPECT,” “ANTICIPATE,” “CONTINUE,” OR SIMILAR TERMS OR VARIATIONS ON THOSE TERMS, OR THE NEGATIVE OF THOSE TERMS.  ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE SET FORTH IN FORWARD-LOOKING STATEMENTS DUE TO A VARIETY OF FACTORS, INCLUDING, BUT NOT LIMITED TO, THOSE RELATED TO THE ECONOMIC ENVIRONMENT, PARTICULARLY IN THE MARKET AREAS IN WHICH THE COMPANY OPERATES, THE FINANCIAL AND SECURITIES MARKETS AND THE AVAILABILITY OF AND COSTS ASSOCIATED WITH SOURCES OF LIQUIDITY, COMPETITIVE PRODUCTS AND PRICING, THE REAL ESTATE MARKET, FISCAL AND MONETARY POLICIES OF THE U.S.  GOVERNMENT, CHANGES IN PREVAILING INTEREST RATES, ACQUISITIONS AND THE INTEGRATION OF ACQUIRED BUSINESSES, PERFORMANCE OF RETAIL/CONSUMER MARKETS, DETERIORATION IN CONSUMER CREDIT, CREDIT RISK MANAGEMENT, ASSET/LIABILITY MANAGEMENT, THE IMPACT OF ONGOING LITIGATION, AND THE IMPACT OF AN ONGOING INVESTIGATION OF THE COMPANY’S CHIEF EXECTUTIVE OFFICER.  EXCEPT AS MAY BE REQUIRED BY LAW, THE COMPANY DOES NOT UNDERTAKE, AND SPECIFICALLY DISCLAIMS ANY OBLIGATION, TO PUBLICLY RELEASE THE RESULTS OF ANY REVISIONS WHICH MAY BE MADE TO ANY FORWARD-LOOKING STATEMENTS TO REFLECT THE OCCURRENCE OF ANTICIPATED OR UNANTICIPATED EVENTS OR CIRCUMSTANCES AFTER THE DATE OF SUCH STATEMENTS.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

As the Company has previously disclosed the Company’s Chief Executive Officer, Andrew Wiederhorn, and former President, Lawrence Mendelsohn, received letters from the United States Attorney’s Office for the District of Oregon (“USAODO”) in March 2001 advising them that they were targets of a grand jury investigation (the “CCL Investigation”) into the failure of Capital Consultants, L.L.C (“CCL”).  CCL was a lender to Wilshire Credit Corporation (“WCC”) and related and affiliated companies. WCC was a mortgage loan servicing company owned by Mr. Wiederhorn and Mr. Mendelsohn that provided mortgage loan servicing for Wilshire Financial Services Group Inc., a public company for which Mr. Wiederhorn acted as CEO and Mr. Mendelsohn acted as President and which was principally engaged in banking, loan pool purchasing, and investing in mortgage-backed securities.  As a result of the liquidity crisis in the financial markets in the fall of 1998, Wilshire Financial Services Group Inc. experienced significant losses and filed for bankruptcy, which in turn had a significant impact on its affiliates, including WCC, which could not repay the amounts borrowed from CCL.  At the time, Wilshire Financial Services Group Inc. owned approximately 8.6% of the Company’s common stock and managed the Company’s investments under a management agreement.

In August 2002, Mr. Mendelsohn resigned as President and Director of the Company. In  November 2003, Mr. Mendelsohn entered into an agreement with the USAODO pursuant to which he plead guilty to filing a false 1998 personal tax return and agreed to cooperate in the CCL Investigation.

The Company believes that the CCL Investigation is nearing conclusion as to Mr. Wiederhorn. Although the Company believes that the CCL Investigation is unrelated to Mr. Wiederhorn’s activities as CEO of the Company or the Company’s activities, in the event an indictment is returned against him or he pleads guilty to one or more offenses pursuant to an agreement with the USAODO, one or more potential negative consequences to the Company could result, including, among other things (i) the strong possibility that Mr. Wiederhorn would be unable to continue as a director and officer of the Company, including the risk that incarceration would be required and that the Company would need to make sure an appropriate management team was in place, (ii) concerns on the part of shareholders, clients and employees that could adversely affect the Company’s stock price, and (iii) inquiries by regulatory agencies, such as the NASD and the SEC.

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

Item 2.  Changes in Securities, Use of Proceeds and Purchases of Equity Securities.

On April 27, 2004, the Company amended its Shareholder Rights Plan (the “Plan”) to allow that if the Board of Directors determines in good faith that a person who would otherwise be an Acquiring Person (as defined in the Plan) has become such without materially adversely impacting the Company’s tax or NOL position or without exceeding the change of ownership limits contained in Section 382 and other related provisions of US tax law, then such person shall not be deemed an “Acquiring Person” for any purposes of the Plan.

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

None

Item 5.  Other Information.

STOCK PURCHASE

On April 28, 2004, the Company purchased 330,500 shares of its common stock from a stockholder.  The purchase price was $5.40 per share ($1.8 million) and the shares were added to treasury stock.  The purchase price represents a small premium to the Company's current book value per share and current market price per share.  The Company and its directors considered the following factors:  (1) the potentially negative impact on the Company's share price if the shares were disposed of publicly; (2) the Company's favorable liquidity position; (3) the potential reduction in the risk that shares are transferred in a transaction which would have an adverse impact on its NOL position; and (4) the reduction in the future expenditure of cash dividends by the Company.  The Board of Directors reviewed and approved the transaction to confirm that the transaction was in the best interest of the Company and its other stockholders.

2004 ANNUAL MEETING OF STOCKHOLDERS DELAYED

The Company’s 2004 Annual Meeting of Stockholders has been delayed and will not be scheduled until later in 2004.  Stockholders wishing to include proposals in the proxy material in relation to our 2004 Annual Meeting of Stockholders must submit the proposals in writing so as to be received by the Secretary of the Company at the principal executive offices of the Company at 1410 SW Jefferson Street, Portland, OR 97201-2548, no later than the close of business on the 60th day prior to the announced meeting date.  Such proposals must also meet the other requirements of the rules of the Securities and Exchange Commission relating to stockholders’ proposals.  If the Company is not notified of an intent to present a proposal at our 2004 Annual Meeting of Stockholders by the 60th day prior to the announced meeting date, the Company will have the right to exercise its discretionary voting authority with respect to such proposal, if presented at the meeting, without including information regarding such proposal in its proxy materials.

RESIGNATION OF ROBERT G. ROSEN

Effective March 26, 2004, the Company announced the resignation of Robert G. Rosen as a member of the Company’s board of directors and as president of the Company and all of its subsidiaries and affiliates.  The resignation was tendered by Mr. Rosen so that he could pursue other interests.

TRANSACTIONS WITH AFFILIATES

Stock Purchase Loans to Officers

Prior to the passage of the Sarbanes-Oxley Act of 2002, we had negotiated employment agreements with senior executives, which allowed these executives to borrow a specified maximum amount from us to purchase shares of common stock.  These loans are full recourse, secured loans bearing interest at the prime rate.  At March 31, 2004, in addition to the $2 million loan to Mr. Wiederhorn described below, we had outstanding stock purchase loans to Mr. Wiederhorn including accrued interest, of approximately $1.0 million.  The Company is not obligated to make additional advances on loans under the employment agreements, and all other loans to executive officers have been paid in full.  The remaining outstanding loans are described as follows:

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

Further information on these loans to Mr. Wiederhorn is included in our annual proxy statement for 2002 and prior years and Mr. Wiederhorn’s employment agreement has been previously filed with the SEC.

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

Fog Cutter Long-Term Vesting Trust

In the fourth quarter of 2000, we established a trust which purchased 525,000 shares of the Company’s common stock from an unrelated shareholder.  Our contribution to the trust of approximately $1.3 million was included in compensation expense for the year ended December 31, 2000.  The trust was established for the benefit of our employees and directors to raise their ownership in the Company, thereby strengthening the mutuality of interests between them and our shareholders.  While these shares are held in trust, they will be voted ratably with ballots cast by all other shareholders.  In December 2002, using the retained earnings on trust assets, the trust purchased an additional 100,000 shares of our stock in the open market.  In addition, during April 2004, the trust purchased 69,500 shares of the Company’s stock from Clarence B. Coleman.

Andrew Wiederhorn, David Dale-Johnson and Don H. Coleman are the trustees for the trust.  Pursuant to the terms of the trust, as amended, the trustees will, from time to time, allocate the shares to our employees.  An employee shall not have any rights with respect to any shares allocated to him unless and until the employee completes five years of continuous service with the Company, commencing with the date the employee is first allocated such shares; provided, however, that such service need not be for a continuous period if so determined by the Company and the Trustees.  Upon the employee’s completion of the vesting period, the trustees shall promptly distribute to such employee the shares allocated to such employee;  provided, however, that the trustees may, in lieu of distributing the shares, make a cash payment to the employee equal to the fair market value of the shares allocated to such employee as of the date immediately prior to the date of distribution or distribute any combination of cash or shares, as determined by the trustees, in their sole discretion.

Prior to March 31, 2004, the trustees had allocated 285,500 shares to our employees and directors.  Following the resignation of Mr. Rosen as president of the Company, 50,000 shares previously allocated to him were forfeited and, as a result, currently only 235,500 are allocated to employees or directors.

Business Use of Private Aircraft

During the three months ended March 31, 2004, we paid $0.2 million to Peninsula Capital Partners LLC (“Peninsula Capital”), an entity owned by Mr. Wiederhorn, for the Company’s business use of certain private aircraft.  The Board of Directors is aware of the relationship and approved the fees for the use of the aircraft.  The fee paid is a reimbursement of costs to Peninsula Capital for the Company’s use of the aircraft.

Call Option

On April 27, 2004, the Company purchased an option (the “Call Option”) to acquire 423,245 shares of the Company’s Common Stock from Mr. Wiederhorn, the Company’s CEO, during a three year period commencing April 27, 2004, for an exercise price of $3.99 per share.  The purchase price for the Call Option was $750,000, resulting in an “all-in” cost to the Company on exercise of approximately $5.76 per share.  The Company and its directors believe that the Call Option gives the Company a useful option to acquire a large block of stock over an extended period at an exercise price well below the current market price and the aggregate price to the Company on exercise of $5.76 per share would be a small premium to the Company’s current book value per share and current market price per share, but is at a discount to the Company’s current net asset value per share (taking into account the Company’s NOL position and certain other assets).  The price was determined based on arm’s length negotiations and the Company obtained valuations of the Call Option through standard option pricing models available on Bloomberg.  The Company and its directors also considered the following factors:  (1) the potentially negative impact on the Company’s share price if the Option Shares were disposed of publicly; (2) the Company’s favorable liquidity position; (3) the potential reduction in the risk that shares are transferred in a transaction which would have an adverse impact on its NOL position; and (4) the reduction in the future expenditure of cash dividends by the Company once the Company exercises the Call Option.  The Board of Directors reviewed the transaction to confirm that the transaction was in the best interest of the Company and its other stockholders.

Item 6.  Exhibits and Reports on Form 8-K.

(a)     Reports on Form 8-K:

A Form 8-K was filed with the Securities and Exchange Commission by the Company on February 11, 2004, announcing the completion of an amended and restated employment agreement with Robert G. Rosen, its president.

A Form 8-K was filed with the Securities and Exchange Commission by the Company on March 22, 2004 announcing the results of operations and financial condition for the year ending December 31, 2003.

A Form 8-K was filed with the Securities and Exchange Commission by the Company on April 1, 2004 announcing the resignation on March 26, 2004 of Robert G. Rosen as president and as a director of the Company and all of its subsidiaries and affiliates.

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

Date: May 12, 2004

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

2.6                                 Fatburger Holdings Inc. Preferred Stock Purchase Agreement, by and between the entities listed therein and the Registrant, dated as of January 12, 2004, incorporated by reference to Exhibit 2.6 to the Form 10-K for the year ended December 31, 2003, as previously filed with the SEC on March 19, 2004.

2.7                                 March 2004 Supplemental Agreement, by and between Fatburger Holdings, Inc. and the Registrant, dated as of March 10, 2004, incorporated by reference to Exhibit 2.7 to the Form 10-K for the year ended December 31, 2003, as previously filed with the SEC on March 19, 2004.

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

99.7                           Robert G. Rosen Resignation Letter dated March 26, 2004, incorporated by reference to Exhibit 99.1 to the Form 8-K dated April 1, 2004, as previously filed with the SEC on April 1, 2004.