Form 10-K/A
period 2003-12-31
FOG CUTTER CAPITAL GROUP INC
filed 2004-06-29
CIK 1048566

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

FORM 10K/A

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

Form 10-K/A

        As disclosed in the original Form 10-K for the year ended December 31, 2003, we determined that BEP Property Holdings Limited ("BEP") qualified as a "significant subsidiary" under Reg. S-X 3-09(b)(2). BEP is a foreign subsidiary and the due date for filing stand-alone financial statements for BEP is June 30, 2004. Accordingly, we are filing this Form 10-K/A to include Exhibit 99.7, "Financial Statements of BEP Property Holdings Limited." There were no other material changes to the original Form 10-K. Since the filing of the Company's Form 10-K for the year ended December 31, 2003, there have been further developments relating to the government's investigation of CEO Andrew Wiederhorn. See the Company's Form 8-K dated June 4, 2004 for further information. On June 15, 2004, the Company received a written request for information relating to the government investigation and other related matters from NASDAQ. The Company is cooperating with the information request.

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

        Following is information about borrowings:

	2003	2002	2001
	(dollars in thousands)
Average amount outstanding during the year	$50,584	$37,165	$71,953
Maximum month-end balance outstanding during the year	$54,967	$44,659	$87,102
Weighted average rate:
During the year	4.4%	4.5%	7.5%
At end of year	4.7%	1.8%	5.6%

        At December 31, 2003 and 2002, borrowings and notes payable consist of the following (in thousands):

	December 31,
	2003	2002
	(dollars in thousands)
Repurchase agreements:
Borrowing under repurchase agreements were secured by mortgage-backed securities of $35.0 million and $56.5 million, respectively at December 31, 2003 and 2002. The weighted average interest rate at December 31, 2003 and 2002 was 1.3% and 1.8%, respectively. The repurchase agreements reprice monthly and the counter-party is Bear Stearns & Co, Inc.	$25,318	$35,478
Notes payable by Fatburger:
Note payable to a bank in the amount of $500,000, secured by all of the assets of Fatburger. The note bears interest at a fixed rate of 9.45%. Principal and interest is due in equal monthly installments of $5,206 through September 2016	462	-
Note payable to a bank in the amount of $6,000,000, secured by all of the assets of Fatburger. The note bears interest at a fixed rate of 9.35%. Principal and interest is due in equal monthly installments of $97,603 through September 2008	4,478	-
Note payable to a bank in the amount of $500,000, secured by all of the assets of Fatburger. The note bears interest at a fixed rate of 9.41%. Principal and interest is due in equal monthly installments of $5,194 through January 2017	468	-
Note payable to a bank in the amount of $358,000, secured by all of the assets of Fatburger. The note bears interest at a fixed rate of 9.42%. Principal and interest is due in equal monthly installments of $5,836 through February 2009	286	-
Note payable to the Fred and Kempt Family Trust in the amount of $1,500,000 (Kempf Note), secured by all of the assets at two Fatburger stores located in Nevada. The note bears interest at a fixed rate of 8.00%. Principal and interest is due in equal monthly installments of $18,199 through August 2004 with the remaining balance due in full at the time	1,249	-

Note payable to a bank in the amount of $290,000, secured by all of the assets of Fatburger. The note bears interest at a fixed rate of 6.93%. Principal and interest are due in equal monthly installments of $4,637 through August 2010	279	—

Mandatory redeemable preferred stock (the "Series B Preferred") issued by Fatburger to a third party on August 15, 2003. The Series B Preferred is redeemable by Fatburger for $1.5 million at any time, but must be redeemed by August 15, 2009. Under certain circumstances, the Series B Preferred shareholders may convert their shares into the common stock of Fatburger in an amount equal to the redemption price based upon the fair value of the common stock at the time of conversion. The Series B Preferred is entitled to dividends from Fatburger equal to 2.5% per annum of the redemption price. The Series B Preferred does not have voting rights. Based upon the Company's carrying value, the effective interest rate is 21.7%	582	—

	$33,122	$35,478

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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on June 28, 2004, by the undersigned, thereunto duly authorized.

FOG CUTTER CAPITAL GROUP INC.
By:	/s/ ANDREW A. WIEDERHORN Andrew A. Wiederhorn Chairman and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on June 28, 2004 by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ ANDREW A. WIEDERHORN Andrew A. Wiederhorn Chairman of the Board, Chief Executive Officer, Secretary and Treasurer
/s/ DONALD J. BERCHTOLD Donald J. Berchtold Co-Chief Executive Officer and Director
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
2.6
Fatburger Holdings Inc. Preferred Stock Purchase Agreement, by and between the entities listed therein and the Registrant, dated as of January 12, 2004, incorporated by reference to Exhibit 2.6 to the Form 10-K for the period ended December 31, 2003, as previously filed with the SEC on March 19, 2004.
2.7
March 2004 Supplemental Agreement, by and between Fatburger Holdings, Inc. and the Registrant, dated as of March 10, 2004, incorporated by reference to Exhibit 2.7 to the Form 10-K for the period ended December 31, 2003, as previously filed with the SEC on March 19, 2004.
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
11.1	Computation of Per Share Earnings.
21.1	List of Subsidiaries of Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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
99.4	Jordan D. Schnitzer Resignation Letter dated March 5, 2002, incorporated by reference to Exhibit 1.1 to the Form 8-K dated March 5, 2002, as previously filed with the SEC on March 7, 2002.
99.5	Settlement Agreement, incorporated by reference to Exhibit 99.1 to the Form 8-K dated May 13, 2002, as previously filed with the SEC on May 14, 2002.
99.6	Lawrence A. Mendelsohn Resignation Letter dated August 30, 2002, incorporated by reference to Exhibit 1.1 to the Form 8-K dated August 30, 2002, as previously filed with the SEC on September 3, 2002.
99.7	Financial statements of BEP Property Holdings Limited.

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