Form 10-Q
period 2004-06-30
FOG CUTTER CAPITAL GROUP INC
filed 2004-08-16
CIK 1048566

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒.

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2004
Common Stock, par value $0.0001 per share	8,377,673 shares

FOG CUTTER CAPITAL GROUP INC.

FORM 10-Q

I N D E X

Available information

Our website is www.fccgi.com.  We make our annual report on Form 10-K, as well as other reports filed with the Securities and Exchange Commission, available free of charge through our website as soon as reasonably practicable after they are filed.  A copy of these reports may also be obtained by writing to us at 1410 SW Jefferson Street, Portland, Oregon 97201, Attn:  Investor Reporting.

PART I — FINANCIAL INFORMATION

ITEM 1.  INTERIM FINANCIAL STATEMENTS

FOG CUTTER CAPITAL GROUP INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except share data)

	June 30 2004	December 31 2003
	(Unaudited)
Assets
Cash and cash equivalents	$8,237	$19,607
Securities available for sale, pledged under repurchase agreements, at estimated fair value	15	35,010
Securities available for sale, at estimated fair value	25	500
Loans held for investment	9,360	3,744
Investments in real estate, net	25,014	22,577
Loans to senior executives	2,966	2,964
Investment in Bourne End	3,728	2,141
Restaurant property, plant and equipment, net	6,069	5,897
Intangible assets, net	5,510	5,640
Goodwill	7,449	7,300
Other assets	5,516	3,596
Total assets	$73,889	$108,976

Liabilities and Stockholders’ Equity
Liabilities:
Repurchase agreements	$25	$25,318
Borrowings and notes payable	7,974	7,804
Obligations under capital leases	12,681	12,942
Obligation under leave of absence agreement	2,750	—
Dividend payable	32	1,216
Deferred income	4,009	3,700
Deferred income taxes	5,962	6,980
Accrued expenses and other liabilities	5,916	5,635
Total liabilities	39,349	63,595

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $.0001 par value; 25,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.0001 par value; 200,000,000 shares authorized; 11,754,073 shares issued as of June 30, 2004 and 11,716,600 shares issued as of December 31, 2003; 8,377,673 shares outstanding as of June 30, 2004 and 8,670,700 shares outstanding as of December 31, 2003	168,182	168,018
Accumulated deficit	(123,578)	(115,588)
Option to purchase common stock	(592)	—
Accumulated other comprehensive income	330	968
Treasury stock; 3,376,400 common shares as of June 30, 2004, and 3,045,900 common shares as of December 31, 2003, at cost	(9,802)	(8,017)
Total stockholders’ equity	34,540	45,381
Total liabilities and stockholders’ equity	$73,889	$108,976

The accompanying notes are an integral part of these consolidated financial statements.

FOG CUTTER CAPITAL GROUP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(dollars in thousands, except share data)

	Quarter Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net Interest Income:
Loans	$585	$179	$975	$315
Loans to senior executives	51	55	87	109
Securities	292	699	605	1,474
Other investments	24	36	71	91
Total interest income	952	969	1,738	1,989
Interest expense	41	210	112	418
Net interest income	911	759	1,626	1,571

Real Estate Operations:
Operating income	1,022	959	1,976	1,931
Gain on sale of real estate	5	281	5	281
Operating expense	(420)	(528)	(876)	(1,066)
Interest expense	(281)	(360)	(562)	(720)
Depreciation	(163)	(153)	(322)	(306)
Total real estate operations	163	199	221	120

Restaurant Operations:
Operating revenue	5,467	—	10,751	—
Cost of goods sold	(3,461)	—	(6,538)	—
Franchise and royalty fee	377	—	649	—
General and administrative cost	(2,702)	—	(5,417)	—
Interest expense	(181)	—	(346)	—
Depreciation and amortization	(391)	—	(743)	—
Total restaurant operations	(891)	—	(1,644)	—

Other Operating Income:
Gain on sale of loans and securities	1,013	4,595	2,099	9,383
Gain on sale of prepaid servicing credit	1,530	—	1,530	—
Equity in income of equity investees	1,490	1,878	1,512	870
Loan origination fees	1,248	1,453	2,374	2,253
Other revenue	662	400	873	591
Total other operating income	5,943	8,326	8,388	13,097

Operating Expenses:
Compensation and employee benefits	2,762	3,615	5,523	5,818
Leave of absence expense	4,750	—	4,750	—
Professional fees	928	596	1,169	1,095
Fees paid to related parties	95	156	224	270
Other	1,729	862	2,698	1,648
Total operating expenses	10,264	5,229	14,364	8,831

Net income before provision for income taxes	(4,138)	4,055	(5,773)	5,957
Provision for income taxes	—	1,469	—	1,711
Net Income	$(4,138)	$2,586	$(5,773)	$4,246

The accompanying notes are an integral part of these consolidated financial statements.

	Quarter Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Basic net (loss) income per share	$(0.49)	$0.30	$(0.68)	$0.50

Basic weighted average shares outstanding	8,417,005	8,603,450	8,507,260	8,549,057

Diluted net income per share	$(0.49)	$0.28	$(0.68)	$0.46

Diluted weighted average shares outstanding	8,417,005	9,261,450	8,507,260	9,207,057

Dividends declared per share	$0.13	$0.13	$0.26	$0.26

The accompanying notes are an integral part of these consolidated financial statements.

FOG CUTTER CAPITAL GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(dollars in thousands)

	Common Stock		Treasury Stock		Common Stock Subject to Options	Accumulated	Accumulated Other Comprehensive
	Shares (1)	Amount	Shares	Amount	Amount	Deficit	Income	Total
Balance at January 1, 2004	8,670,700	$168,018	3,045,900	$(8,017)	—	$(115,588)	$968	$45,381
Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	(5,773)	—	(5,773)
Other comprehensive income:
Foreign currency translation	—	—	—	—	—	—	105	105
Unrealized holding gains on securities available for sale	—	—	—	—	—	—	1,378	1,378
Reclassification adjustment for gains on securities and foreign currency translation included in net income	—	—	—	—	—	—	(2,121)	(2,121)
Total comprehensive income (loss)	—	—	—	—	—	—	—	(6,411)
Purchase of treasury stock	(330,500)	—	330,500	(1,785)	—	—	—	(1,785)
Common stock issued pursuant to exercise of stock options	37,473	164	—	—	—	—	—	164
Dividends declared	—	—	—	—	—	(2,217)	—	(2,217)
Purchase of call options	—	—	—	—	(592)	—	—	(592)
Balance at June 30, 2004	8,377,673	$168,182	3,376,400	$(9,802)	$(592)	$(123,578)	$330	$34,540

(1)                                  Issued and outstanding

The accompanying notes are an integral part of these consolidated financial statements.

FOG CUTTER CAPITAL GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(dollars in thousands)

	Quarter Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$(4,138)	$2,586	$(5,773)	$4,246
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	575	180	1,102	372
(Gain) on foreign currency translation	(5)	(239)	(20)	(237)
Gain on sale of securities and loans	(1,013)	(4,595)	(2,099)	(9,383)
Gain on sale of real estate	(5)	(281)	(5)	(281)
Gain on sale of prepaid servicing credit	(1,530)	—	(1,530)	—
Equity in income of equity investees	(1,490)	(1,878)	(1,512)	(870)
Other	(282)	(23)	(645)	(23)
Change in:
Deferred income	149	—	309	—
Accrued interest receivable	55	89	48	76
Other assets	(1,345)	156	(1,201)	658
Accounts payable and accrued liabilities	3,073	2,655	3,053	1,212
Net cash used in operating activities	(5,956)	(1,350)	(8,273)	(4,230)
CASH FLOWS FROM INVESTING ACTIVITIES:
Repayments of securities available for sale	4,571	5,169	6,818	7,308
Investment in real estate	(573)	—	(1,634)	—
Investment in variable interest entity	(628)	—	(628)	—
Proceeds from sale of securities available for sale	27,790	6,431	29,090	11,991
Purchase of loans and discounted loans	(2,850)	(1,422)	(7,073)	(1,486)
Principal repayments on loans and discounted loans	984	366	1,054	493
Proceeds from sale of real estate	2	281	174	281
Proceeds from sale of prepaid servicing credit	1,530	—	1,530	—
Investment in and loans to equity investees	—	—	—	(3,000)
Proceeds from investments in and loans to equity investees	—	2,900	—	2,900
Purchase of restaurant property plant and equipment	(227)	—	(784)	—
Other	21	(487)	27	(510)
Net cash provided by investing activities	30,620	13,238	28,574	17,977
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments under capital leases	(118)	—	(261)	—
Repayments on borrowings	(24,551)	(7,400)	(25,812)	(8,220)
Payment of obligation to purchase treasury stock	—	—	—	(1,399)
Proceeds from issuance of common stock	140	840	164	875
Investment in option to purchase stock	(593)	—	(593)	—
Investment in treasury stock	(1,785)	—	(1,785)	—
Dividend payments on common stock	(1,153)	(1,127)	(3,400)	(3,483)
Other	—	(293)	—	(293)
Net cash used in financing activities	(28,060)	(7,980)	(31,687)	(12,520)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(5)	12	16	(5)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,401)	3,920	(11,370)	1,222
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	11,638	11,807	19,607	14,505
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$8,237	$15,727	$8,237	$15,727
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$467	$633	$975	$1,199
Notes payable issued to settle obligation to purchase treasury stock	$—	$—	$—	$2,800
Cash paid for income taxes	$—	$—	$4	$—

The accompanying notes are an integral part of these consolidated financial statements.

FOG CUTTER CAPITAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying interim consolidated financial statements of Fog Cutter Capital Group Inc. and Subsidiaries (“FCCG” or the “Company”) are unaudited and have been prepared in conformity with the requirements of Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), particularly Rule 10-01 thereof, which governs the presentation of interim financial statements.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  The accompanying interim consolidated financial statements should be read in conjunction with the Company’s 2003 Annual Report on Form 10-K/A.  A summary of the Company’s significant accounting policies is set forth in Note 2 to the consolidated financial statements in the 2003 Annual Report on Form 10-K/A.

In the Company’s opinion, all adjustments, comprised of normal recurring accruals necessary for the fair presentation of the interim financial statements, have been included in the accompanying consolidated financial statements.  Operating results for the six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Certain items in the previously reported consolidated financial statements were reclassified to conform to the June 30, 2004 presentation, none of which affected previously reported results of operations.

At June 30, 2004, certain Company officers and directors had, directly or indirectly, majority voting control of the Company.

NOTE 2 - SIGNIFICANT TRANSACTIONS

Fatburger Holdings, Inc.

On August 15, 2003, the Company acquired a controlling interest in Fatburger Holdings, Inc. (“Fatburger”), and began reporting the operations of Fatburger on a consolidated basis as of that date.  Fatburger operates or franchises 58 hamburger restaurants located in California, Nevada, Arizona, Colorado, Florida and Washington.  Franchisees currently own and operate about half of the Fatburger locations and Fatburger has agreements for approximately 220 new franchise restaurants.  The terms of the original acquisition by the Company were amended on January 12, 2004 and May 12, 2004.  Initially, the Company made a $5.4 million investment and acquired approximately 83% of the voting control of Fatburger.  However, all but 15% of the ownership investment was redeemable by Fatburger.  On May 12, 2004, the Company contributed an additional $3.0 million, bringing its total investment to $8.4 million.  As a result of this transaction, the Company’s voting control of Fatburger was reduced to approximately 71%, but the Company retained a non-redeemable, fully diluted 47% ownership interest in Fatburger.  The Company’s investment consists of the purchase of convertible preferred stock (the “Series A Preferred”) and redeemable preferred stock (the “Series D Preferred”).

The Series A Preferred is convertible into a 50% ownership interest of the common stock of Fatburger on a fully diluted basis.  The Company owns approximately 93% of the issued and outstanding Series A Preferred, and currently holds voting rights equal to 71% of the voting control of Fatburger.  The Series A Preferred is not redeemable and does not pay dividends.

The Series D Preferred has a liquidation preference and is redeemable by Fatburger for $10.1 million plus accrued but unpaid dividends.  Dividends accrue at a rate of 20% of the redemption value, compounded annually.  The Series D Preferred does not have any voting rights.  The Company owns all of the issued and outstanding Series D Preferred.

Mortgage-Backed Securities

During the six months ended June 30, 2004, the Company sold four mortgage-backed securities for $29.1 million in cash.  As a result of these transactions, the Company recognized gains on the sale of securities of $2.1 million in the accompanying consolidated statement of operations.  As of June 30, 2004, the Company’s investment in mortgage-backed securities had decreased to less than $0.1 million.

Loans

During the six months ended June 30, 2004, the Company purchased or funded three loans secured by real estate for a total of $6.6 million.  The current yield to the Company on these loans is approximately 16.8%.

Dividends

The Company has declared and paid a $0.13 per share dividend for each quarter of 2004 to date.  The first quarter dividend was paid on March 1, 2004 to stockholders of record on February 20, 2004.  The second quarter dividend was paid on June 1, 2004 to stockholders of record on May 21, 2004.  On July 27, 2004, the Company announced the declaration of the $0.13 per share third quarter dividend, payable on September 1, 2004 to stockholders of record on August 18, 2004.

Call Option

On April 26, 2004, the Company purchased a three year call option (the “Call Option”) from Andrew A. Wiederhorn, the Company’s Chairman and former Chief Executive Officer and current Chief Strategic Officer.  The Call Option gives the Company the right, but not the obligation, to purchase 423,245 of the Company’s outstanding common stock (the “Option Shares”) from Mr. Wiederhorn for a purchase price of $3.99 per share.  The option may be exercised at any time during the three year option period.  The Company paid $750,000 ($1.77 per option share) for the Call Option.  The premium paid for the Call Option, together with the strike price, represented a small premium to the Company’s book value per share and market price per share at the time the option was purchased.  In purchasing the Call Option, the Company and its directors considered the following factors:  (1) the potentially negative impact on the Company’s share price if the Option Shares were disposed of publicly; (2) the Company’s favorable liquidity position; (3) the potential reduction in the risk that shares are transferred in a transaction which would have an adverse impact on its NOL position; and (4) the reduction in the future expenditure of cash dividends by the Company once the Company exercises the Call Option.  The Board of Directors reviewed and approved the transaction to confirm that the transaction was in the best interest of the Company and its other stockholders.  As a result of the purchase of the Call Option, the Company recorded a direct reduction to stockholders’ equity of $593,000 and compensation expense of $157,000.

Treasury Stock Purchase

On April 28, 2004, the Company purchased 330,500 shares of its common stock from Clarence B. Coleman, who at the time was a greater than 10% shareholder.  The purchase price was $5.40 per share ($1.8 million) and the shares were added to treasury stock.  At the time, the purchase price represented a small premium to the Company’s book value per share and market price per share.  The Company and its directors considered the following factors:  (1) the potentially negative impact on the Company’s share price if the shares were disposed of publicly; (2) the Company’s favorable liquidity position; (3) the potential reduction in the risk that shares are transferred in a transaction which would have an adverse impact on its NOL position; and (4) the reduction in the future expenditure of cash dividends by the Company.  The Board of Directors reviewed and approved the transaction to confirm that the transaction was in the best interest of the Company and its other stockholders.

Leave of Absence Agreement

As the Company has previously disclosed, the Company’s former Chief Executive Officer and current Chief Strategic Officer, Andrew Wiederhorn, and former President, Lawrence Mendelsohn, received letters from the United States Attorney’s Office for the District of Oregon (“USAODO”) in March 2001 advising them that they were targets of a grand jury investigation (the “CCL Investigation”) into the failure of Capital Consultants, L.L.C (“CCL”).

In August 2002, Mr. Mendelsohn resigned as President and Director of the Company. In November 2003, Mr. Mendelsohn entered into an agreement with the USAODO pursuant to which he plead guilty to filing a false 1998 personal tax return and agreed to cooperate in the CCL Investigation.

On June 3, 2004 the Company announced that Chief Executive Officer and Chairman of the Board Andrew Wiederhorn had entered into a settlement with the USAODO regarding its investigation into CCL (the “Settlement”) and would take a leave of absence from his corporate positions at Fog Cutter Capital.  Under the Settlement’s terms, Mr. Wiederhorn pled guilty on June 2, 2004 to two federal counts and was sentenced to 18 months incarceration and fined $2.0 million.  The charges to which Mr. Wiederhorn has pled guilty pursuant to the Settlement are not based upon any acts or omission of the Company or of Mr. Wiederhorn in his capacity as an officer or director of the Company.

In entering into Mr. Wiederhorn’s leave of absence agreement, the Board of Directors considered the nature of the statutes to which Mr. Wiederhorn pled and the fact that he relied entirely on the advice of expert legal counsel and a national accounting firm.  The Board also believed it was important to assure Mr. Wiederhorn’s return to active involvement with the Company because of his expertise and knowledge and to preserve a significant business relationship and the value of the Company’s investments.

Under the terms of the leave of absence agreement, Mr. Wiederhorn will continue to receive his regular salary and bonus pursuant to and as set forth in his employment agreement.  In addition, for the reasons stated in the agreement, the Company made a leave of absence payment to Mr. Wiederhorn in the amount of $2.0 million on June 2, 2004.

Mr. Wiederhorn began his leave of absence on August 2, 2004 and is expected to remain in that status for a period of 14 to 18 months.  The accompanying consolidated financial statements reflect a charge to earnings of $4.8 million for the three month and six month periods ending June 30, 2004.  This is comprised of the $2.0 million payment made on June 2, 2004 and the accrual of the expected salary and bonus relating to the leave of absence period.  (See Part II, Item 1. “Legal Proceedings”.)

NOTE 3 – COMMITMENTS, CONTINGENCIES & OFF-BALANCE SHEET RISK

CCL Investigation

The Company’s former Chief Executive Officer and current Chief Strategic Officer, Andrew Wiederhorn, and former President, Lawrence Mendelsohn, pursuant to the terms of their respective employment agreements, may have been entitled to indemnity from the Company for litigation expenses and personal losses in connection with the CCL investigations and any related litigation.  Messrs. Wiederhorn and Mendelsohn had notified the Company that, although they believed they were entitled to primary indemnification from other sources, they were reserving their rights to seek indemnity from the Company.  The Company did not agree to any indemnity requests.  Mr. Wiederhorn released the Company from any and all claims he may have had relating to the CCL matter as partial consideration for the leave of absence agreement in June 2004.  The USAODO has settled the CCL matter as it relates to both Mr. Wiederhorn and Mr. Mendelsohn.  As a result, the Company believes that the contingencies relating to the potential indemnification of these officers or former officers have now been resolved.

Strouds Acquisition Corporation

On October 6, 2003, the Official Committee of Unsecured Creditors of Strouds Acquisition Corporation (“Strouds”) filed a lawsuit in the United States Bankruptcy Court (LA 03-23620-ER) which named the Company, among others, as a defendant.  The lawsuit was amended on November 10, 2003 and limits the complaint against the Company solely in its capacity as collateral agent for certain secured creditors of Strouds Acquisition Corporation.  The lawsuit, as it pertains to the Company, sought reimbursement of the proceeds from approximately $3.0 million in funds received in October 2003, which the Company was holding as collateral agent for other secured creditors.  These funds were not included in the assets of the Company, but were being held in trust.  On July 1, 2004, the lawsuit was settled and the Company distributed the trust funds, net of legal reimbursements of $0.3 million, in accordance with the settlement agreement.  The Company received a general release from the parties and considers the matter closed.

Shareholder Derivative Complaint

On July 6, 2004, Jeff Allen McCoon, derivatively on behalf of the Company, filed a lawsuit in the Circuit Court for the State of Oregon (Multnomah County Case No. 0407-06900) which named all of the directors of the Company as defendants.  The lawsuit alleges that members of the Company’s Board of Directors breached their duties to the Company by entering into the leave of absence agreement with Andrew Wiederhorn.  The lawsuit generally seeks restitution of payments made under the leave of absence agreement plus attorney fees and costs.  The Board of Directors and the Company believe that the allegations of the lawsuit are without merit and intend to put forth a vigorous defense.  At the present time, it is not possible to determine the amount of damages, if any, that the Company may ultimately incur or recover as a result of the derivative lawsuit.

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

At June 30, 2004, the Company had no outstanding derivative instruments held for trading or hedging purposes.

The Company has operating leases for office and retail space which expire through 2012.  The leases provide for varying minimum annual rental payments including rent increases and free rent periods.

Future minimum rental payments, by year and in the aggregate, under noncancelable operating leases with initial or remaining terms of one year or more, consisted approximately of the following at June 30, 2004 (dollars in thousands):

2004	$1,464
2005	2,764
2006	2,324
2007	1,751
2008	1,191
Thereafter	3,076
Total minimum lease payments	$12,570

In order to facilitate the development of franchise locations, as of June 30, 2004, Fatburger had guaranteed the annual minimum lease payments of two restaurant sites owned and operated by franchisees.  The amount of the guarantees approximate $0.4 million plus certain contingent rental payments as defined in the respective leases.  These leases expire at various times through 2008.

The Company did not have any other off balance sheet arrangements in place as of June 30, 2004.

NOTE 4 - GOODWILL AND OTHER INTANGIBLE ASSETS

Primarily due to the acquisition of Fatburger, the Company has goodwill in the amount of $7.4 million and other intangible assets in the amount of $5.5 million. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill is not amortized, but is subject to an annual impairment test, which will be performed as of August 15, 2004.  Since the acquisition of Fatburger by the Company, Fatburger has experienced operating losses and has funded its operations and expansion with limited liquidity.  The Company believes that these conditions are temporary in nature, however, should these conditions not be corrected, the Company may be required to recognize impairment losses on its recorded goodwill.  As of June 30, 2004, the Company was not aware of any events or changes in circumstances that would require the impairment of the recorded goodwill.

Summarized information for the Company’s acquired intangible assets as of June 30, 2004 is as follows (dollars in thousands):

Amortized intangible assets:

Franchise Agreements	$1,017
Other	522
Total amortized intangible assets	$1,539

Unamortized intangible assets:

Trademarks	$3,971

Trademarks, which have indefinite lives, are not subject to amortization.  All other intangible assets are amortized using the straight-line method over five to fifteen years, the estimated useful lives of the assets.  Estimated amortization expense for the remainder of 2004 and the five succeeding years is as follows (dollars in thousands):

2004	$121
2005	242
2006	242
2007	242
2008	242
2009	242

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

NOTE 5 – RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2003, the Accounting Standards Executive Committee (“AcSEC”) issued Statement of Position 03-3 (“SOP 03-3”), “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.” SOP 03-3 requires that the excess of contractual cash flows over cash flows expected to be collected not be recognized as an adjustment of yield, loss accrual, or valuation allowance. Subsequent increases in cash flows expected to be collected generally should be recognized prospectively through adjustment of the loan’s yield over its remaining life and decreases in cash flows expected to be collected should be recognized as impairment. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004 and is not expected to have a material effect on the Company’s consolidated financial position or results of operations

In March 2004, the Financial Accounting Standards Board issued an exposure draft, “Share-Based Payment - An Amendment to FASB Statements No. 123 and 95”, which changes the requirements of stock option accounting. The exposure draft requires expense recognition of stock options and certain employee stock purchase plans in the statement of operations. A final standard is expected to be effective to the Company during the year ending December 31, 2005. Such stock option expensing would require the Company to value its employee stock option grants pursuant to an option valuation formula and then amortize that value against its earnings over the vesting period in effect for those options. The Company currently account for stock-based awards to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and have adopted the disclosure-only alternative of FASB Statement No. 123, “Accounting for Stock-Based Compensation.” If the Company is required to expense employee stock options in the future, this change in accounting treatment may adversely affect the Company’s future reported results of operations.

NOTE 6 – STOCK OPTIONS AND RIGHTS

The Company has adopted a non-qualified stock option plan (the “Option Plan”) which provides for options to purchase shares of the Company’s common stock.  The maximum number of shares of common stock that may be issued pursuant to options granted under the Option Plan is 3,500,000 shares.

The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for the Option Plan. Accordingly, no compensation expense has been recognized in the Consolidated Statements of Operations for grants under the Option Plan.  Had compensation expense for the Company’s Option Plan been determined based on the fair value at the grant date consistent with the methods of SFAS No. 123 “Accounting for Stock Based Compensation”, the Company’s net income and income per share for the six months ended June 30, 2004 and 2002 would have been decreased to the pro forma amounts indicated below:

	Six months ended June 30,
	2004	2003
	(dollars in thousands, except share data)
Net (loss) income:
As reported	$(5,773)	$4,246
Pro forma compensation expense from stock based compensation, net of tax	(12)	(20)
Pro forma net (loss) income	$(5,785)	$4,226
Net (loss) income per common and common share equivalent:
Basic income per share:
As reported	$(0.68)	$0.50
Pro forma	$(0.68)	$0.49
Diluted income per share:
As reported	$(0.68)	$0.46
Pro forma	$(0.68)	$0.46

There were no options granted with exercise prices below the market value of the stock at the grant date. Fair values for 2004 were estimated using the Black-Scholes option-pricing model with the following weighted average assumptions used: 10% dividend yield, expected volatility of 46%, risk-free interest rate of 2.8% and expected lives of five years.

NOTE 7 – VARIABLE INTEREST ENTITIES

In May 2004, the Company funded a $0.6 million loan to Servitur Rent ABC, S.L., a Spanish entity formed to purchase, reposition and sell a 10 unit apartment building in Barcelona, Spain.  Under the terms of the loan, the Company receives a preferred 30% return on its investment plus an 80% share in additional profits generated by the investment.  The investment meets the definition of a Variable Interest Entity (“VIE”)  under FASB Interpretation 46 (“FIN 46”) and the Company is the primary beneficiary of the VIE.  As a result, the assets and liabilities of the VIE have been consolidated into the accompanying consolidated financial statements as of June 30, 2004.

The VIE purchased the 10 unit apartment building for $1.3 million in May 2004.  The purchase was funded with a bank loan of $0.7 million, the Company’s $0.6 million investment and a $0.1 million contribution from the project managers.  Neither the creditors nor the other beneficial interest holders have recourse to the Company with regard to this investment and, as a result, the maximum limit of the Company’s exposure to loss on this investment is $0.6 million.

As of June 30, 2004, the following assets and liabilities of the VIE were included in the accompanying consolidated statement of financial condition:

Investment in real estate, net	$1,291,000
Other assets	111,000
Borrowings and notes payable	667,000
Accrued expense and other liabilities	107,000

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

Restaurant Operations

Fatburger operates or franchises 58 hamburger restaurants located in California, Nevada, Arizona, Florida, Colorado and Washington.  The Company provided an investment and financing package for Fatburger which involved the acquisition of the 93% of the entire class of the Series A Preferred and the entire class of the Series D Preferred stock of Fatburger.  Currently, the Company owns approximately 71% of the voting control of Fatburger.  Fatburger has plans to open additional restaurants including expansion into Oregon, Louisiana, Georgia, New York, Ohio, New Jersey, Texas, Missouri, Kansas, Pennsylvania, West Virginia, Virginia, North Carolina, South Carolina, Washington D.C., British Columbia, Minnesota and Michigan.  Franchisees currently own and operate about half of the Fatburger locations.

Commercial Real Estate Mortgage Brokerage Operations

In May 2002, the Company purchased a 51% ownership interest in George Elkins, a California mortgage banking operation, which, in 2003, provided brokerage services related to the production of over $600 million in commercial real estate mortgages. George Elkins is headquartered in Los Angeles, with satellite offices located throughout the southern California area. As of June 30, 2004, the mortgage brokerage operation also manages a commercial loan servicing portfolio in excess of $700 million for various investors.  The Company earned mortgage servicing fees of $0.4 million during the six months ended June 30, 2004, which are included in other revenue in the accompanying consolidated statements of operations.

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

Segment data for the six months ended June 30, 2004, and 2003 are as follows (dollars in thousands):

	Merchant Banking, Real Estate and Finance		Mortgage Brokerage		Restaurant		Total
	2004	2003	2004	2003	2004	2003	2004	2003
Net Interest Income:
Loans	$975	$315	$—	$—	$—	$—	$975	$315
Loans to senior executives	87	109	—	—	—	—	87	109
Securities	605	1,474	—	—	—	—	605	1,474
Other investments	70	90	1	1	—	—	71	91
Total interest income	1,737	1,988	1	1	—	—	1,738	1,989
Interest expense	112	418	—	—	—	—	112	418
Net interest income	1,625	1,570	1	1	—	—	1,626	1,571

Real estate operations:
Operating revenue	1,976	1,931	—	—	—	—	1,976	1,931
Operating expense	(876)	(1,066)	—	—	—	—	(876)	(1,066)
Gain on sale of real estate	5	281	—	—	—	—	5	281
Interest expense	(562)	(720)	—	—	—	—	(562)	(720)
Depreciation	(322)	(306)	—	—	—	—	(322)	(306)
Total real estate operations	221	120	—	—	—	—	221	120

Restaurant operations:
Operating income	—	—	—	—	10,751	—	10,751	—
Cost of goods sold	—	—	—	—	(6,538)	—	(6,538)	—
Franchise and advertising fees	—	—	—	—	649	—	649	—
General and administrative costs	—	—	—	—	(5,417)	—	(5,417)	—
Interest Expense	—	—	—	—	(346)	—	(346)	—
Depreciation and amortization	—	—	—	—	(743)	—	(743)	—
Total restaurant operations	—	—	—	—	(1,644)	—	(1,644)	—

Other operating income:
Market valuations loss / impairment	76	—	—	—	—	—	76	—
Gain on sale of prepaid servicing credit	1,530	—	—	—	—	—	1,530	—
Equity in losses of equity investees	1,512	870	—	—	—	—	1,512	870
Gain on sale of loans and securities	2,099	9,383	—	—	—	—	2,099	9,383
Loan origination fees	—	—	2,374	2,253	—	—	2,374	2,253
Other revenue (loss)	549	347	248	244	—	—	797	591
Total other operating income	5,766	10,600	2,622	2,497	—	—	8,388	13,097

Operating expenses:
Compensation and employee benefits	3,278	3,705	2,245	2,113	—	—	5,523	5,818
Leave of absence expense	4,750	—	—	—	—	—	4,750	—
Professional fees	1,154	1,050	15	45	—	—	1,169	1,095
Fees paid to related parties	224	270	—	—	—	—	224	270
Other	2,273	1,265	425	383	—	—	2,698	1,648
Total operating expenses	11,679	6,290	2,685	2,541	—	—	14,364	8,831

Net income (loss) before provisions	(4,067)	6,000	(62)	(43)	(1,644)	—	(5,773)	5,957
Provision for income taxes	—	1,711	—	—	—	—	—	1,711
Net income (loss)	$(4,067)	$4,289	$(62)	$(43)	$(1,644)	$—	$(5,773)	$4,246
Segment assets	$60,065	$101,215	$1,944	$2,960	$11,880	$—	$73,889	$104,175

Segment data for the three months ended June 30, 2004, and 2003 are as follows (dollars in thousands):

	Merchant Banking, Real Estate and Finance		Mortgage Brokerage		Restaurant		Total
	2004	2003	2004	2003	2004	2003	2004	2003
Net Interest Income:
Loans	$585	$179	$—	$—	$—	$—	$585	$179
Loans to senior executives	51	55	—	—	—	—	51	55
Securities	292	699	—	—	—	—	292	699
Other investments	23	35	1	1	—	—	24	36
Total interest income	951	968	1	1	—	—	952	969
Interest expense	41	210	—	—	—	—	41	210
Net interest income	910	758	1	1	—	—	911	759

Real estate operations:
Operating revenue	1,022	959	—	—	—	—	1,022	959
Operating expense	(420)	(528)	—	—	—	—	(420)	(528)
Gain on sale of real estate	5	281	—	—	—	—	5	281
Interest expense	(281)	(360)	—	—	—	—	(281)	(360)
Depreciation	(163)	(153)	—	—	—	—	(163)	(153)
Total real estate operations	163	199	—	—	—	—	163	199

Restaurant operations:
Operating income	—	—	—	—	5,467	—	5,467	—
Cost of goods sold	—	—	—	—	(3,461)	—	(3,461)	—
Franchise and advertising fees	—	—	—	—	377	—	377	—
General and administrative costs	—	—	—	—	(2,702)	—	(2,702)	—
Interest Expense	—	—	—	—	(181)	—	(181)	—
Depreciation and amortization	—	—	—	—	(391)	—	(391)	—
Total restaurant operations	—	—	—	—	(891)	—	(891)	—

Other operating income:
Market valuations loss / impairment	34	—	—	—	—	—	34	—
Gain on sale of prepaid servicing credit	1,530	—	—	—	—	—	1,530	—
Equity in losses of equity investees	1,490	1,878	—	—	—	—	1,490	1,878
Gain on sale of loans and securities	1,013	4,595	—	—	—	—	1,013	4,595
Loan origination fees	—	—	1,248	1,453	—	—	1,248	1,453
Other revenue (loss)	533	351	95	49	—	—	628	400
Total other operating income	4,600	6,824	1,343	1,502	—	—	5,943	8,326

Operating expenses:
Compensation and employee benefits	1,628	2,266	1,134	1,349	—	—	2,762	3,615
Leave of absence expense	4,750	—	—	—	—	—	4,750	—
Professional fees	920	588	8	8	—	—	928	596
Fees paid to related parties	95	156	—	—	—	—	95	156
Other	1,530	650	199	212	—	—	1,729	862
Total operating expenses	8,923	3,660	1,341	1,569	—	—	10,264	5,229

Net income (loss) before provisions	(3,250)	4,121	3	(66)	(891)	—	(4,138)	4,055
Provision for income taxes	—	1,469	—	—	—	—	—	1,469
Net income (loss)	$(3,250)	$2,652	$3	$(66)	$(891)	$—	$(4,138)	$2,586
Segment assets	$60,065	$101,215	$1,944	$2,960	$11,880	$—	$73,889	$104,175

NOTE 9– INCOME TAXES

As of June 30, 2004, the Company had, for U.S. Federal tax purposes, a net operating loss (“NOL”) carry forward of approximately $80.9 million, including $12.9 million relating to Fatburger. The Company’s NOL begins to expire in 2018. Fatburger’s NOL begins to expire in 2004 and is generally subject to an annual limitation under the Internal Revenue Code of 1986, Section 382, Limitation on Net Operating Loss Carryovers and Certain Built-In Losses Following Change in Control.  In addition, to the extent the Fatburger NOL is utilized, the recognition of the related tax benefits would first reduce goodwill related to Fatburger acquisition, then other non-current intangible assets related to that acquisition, and then income tax expense in accordance with Statement on Financial Accounting Standards No. 109, Accounting for Income Taxes.

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

During the six months ended June 30, 2004, a provision for income taxes was not required.  During the six months ended June 30, 2003, the Company recognized a provision for income taxes of $ 1.7 million.

NOTE 10 – SUBSEQUENT EVENTS

Dividends

On July 27, 2004, the Board of Directors declared a $0.13 per share dividend for the third quarter of 2004.  The dividend is payable on September 1, 2004 to shareholders of record on August 18, 2004.

Auditor Resignation

On July 16, 2004, Ernst & Young LLP advised the Company that the firm will resign as the Company’s auditors upon completion of its review of the interim financial information for the second quarter of 2004 and filing of the Company’s quarterly report on Form 10-Q for the quarter ending June 30, 2004.  The resignation was not the result of disagreements with Ernst & Young LLP on any matter of accounting principles or practices, financial statements disclosure, or auditing scope or procedure. The Company’s audit committee did not recommend a change in accountants, however, as a result of the resignation; the Audit Committee has begun a search for a new independent auditing firm.

Nasdaq Notice

Shares of the Company’s stock are currently traded on the Nasdaq Stock Market.  On July 20, 2004, the Company was notified by Nasdaq of a staff determination to de-list the Company effective July 29, 2004.  The Company has challenged the staff determination and has requested an oral hearing by a Listing Qualifications Panel to review the staff’s conclusions.  A hearing has been scheduled for September 9, 2004.  The Company will continue to be listed on the Nasdaq Stock Market while the Listing Qualifications Panel’s decision is pending.  There can be no assurance that the Company’s appeal will be successful.  If the Company is de-listed by Nasdaq, the Company will seek arrangements to facilitate over-the-counter trading of its securities.

Bourne End

On August 6, 2004, Bourne End sold the Southend Shopping Center for approximately 28.0 million Great Britain pounds (“GBP”).  The Company’s share of the pre-tax gain on this transaction is $2.8 million.

George Elkins Mortgage Banking Company

On August 11, 2004 the Company received a notice from the Class B Holders of Fog Cap GEMB Holdings LLC (“Holdings”), a 51% owned subsidiary of the Company which owns trade names and certain assets relating to the operation of George Elkins Mortgage Banking Company.  The notice was to inform the Company that the Class B Holders believe that a Change in Control Transaction (as defined in the Holdings Operating Agreement) has occurred as a result of the leave of absence of Mr. Wiederhorn.  The notice also indicates that unless the Change in Control Transaction is corrected within 120 days, the Class B Holders intend to exercise their rights to purchase the Class A Interests held by the Company in accordance with the formula outlined in the Operating Agreement.

The Company disputes the claim that a Change in Control Transaction has occurred as a result of the leave of absence agreement with Mr. Wiederhorn.  However, if the Company were unsuccessful in defending this position, an analysis of the economic effect of the buyback formula indicates that the Company would not incur a loss on the transaction.  As a result, no reserves are required due to the receipt of the notice.

Chief Strategic Officer

On August 13, 2004, the Board of Directors adopted a resolution changing the role of Andrew Wiederhorn from Co-Chief Executive Officer to Chief Strategic Officer during the leave of absence period.  The Board had discussed this alternative with Mr. Wiederhorn prior to the effective date of his leave of absence.  The Board determined that during the leave of absence period, Mr. Wiederhorn would be in a better position to develop strategies that would be of future benefit to the Company, while his current status would significantly limit his ability to perform the full functions of Co-Chief Executive Officer.  All other provisions of the Leave of Absence Agreement and employment agreement with Mr. Wiederhorn remain in force.  Donald J. Berchtold will continue as sole Chief Executive Officer and will serve as the principal executive of the Company.

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

We have redeployed a large portion of the capital generated through our sale of mortgage-backed securities and from cash distributions from our Bourne End subsidiary.  We used a portion of this capital to acquire voting control of Fatburger Holdings Inc. in August 2003 and further increased our investment in Fatburger in May 2004.  The expansion and success of Fatburger is currently one of our primary focuses.  Since our acquisition, Fatburger has opened eight additional restaurant locations and currently has agreements for approximately 250 new franchise restaurants.

We have also been investing in special situation real estate loans, and funded three loans totaling $6.6 million during the six months ended June 30, 2004.  Our special situation loans are generally secured by real estate and are typically short-term, with maturities ranging from 6 to 24 months. Due to the unique circumstances relating to these loans, the interest rate charged the borrower is significantly higher than conventional real estate lending.  Based on current activity levels, we expect that special situation lending will be a growing part of our business.

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

Sale Recognition

During the six months ended June 30, 2004, we completed the sale of substantially all of our mortgage-backed securities and in the future may, from time-to-time, sell other assets.  Our accounting policy calls for the recognition of sales of financial instruments, including mortgage-backed securities and loans, only when we have irrevocably surrendered control over these assets.  We do not retain any recourse or performance obligations with respect to our sales of assets.  Our sales were cash sales, and the cash proceeds were not contingent upon any future event.

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

Fatburger operates on a 52-week calendar and its fiscal year ends on the Sunday closest to December 31.  Consistent with the industry, Fatburger measures its stores’ performance based upon 7 day work weeks.  Using the 52-week cycle ensures consistent weekly reporting for operations and ensures that each week has the same days, since certain days are more profitable than others.  Accordingly, the accompanying consolidated financial statements reflect a Fatburger quarter end of June 27, 2004.

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

Long-lived Assets

The Company evaluates its real estate properties, including properties under capital leases, and other similar long-lived assets at least annually, or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable.  The Company first evaluates these assets for indicators of impairment such as significant decreases in the estimated market price of a real estate asset, a significant adverse change in the extent or manner in which a real estate assets is being used or in its physical condition, or cash flow combined with a history of operating cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of the long-lived asset.  When any such indicators of impairment are noted, the Company compares the carrying amount of these assets to the future estimated undiscounted net cash flows expected to result from the use and eventual disposition of the assets.  If the undiscounted cash flows are less than the carrying amount, the Company records an impairment charge equal to the excess of carrying value over the asset’s estimated fair value. Fair value is estimated in consideration of third party value opinions and comparative similar asset prices, whenever available, or internally developed discounted cash flow analysis.

Any long-lived assets which the Company expects to sell or dispose in the near term are stated at the lower of their carrying amounts or fair value less cost to sell, and are evaluated for impairment throughout the sales process.

RESULTS OF OPERATIONS — SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO SIX MONTHS ENDED JUNE 30, 2003

NET INCOME.  Our net loss for the six months ended June 30, 2004, was $5.8 million, or $0.68 per share, compared with a net income of $4.2 million, or $.50 per share, for the six months ended June 30, 2003.  The net loss for the 2004 period is primarily attributable to operating expenses of $14.3 million and losses from restaurant operations of $1.6 million, partially offset by net interest income of $1.6 million, gain on sale of loans and securities of $2.1 million, loan origination fees of $2.4 million, equity in earnings of equity investees of $1.5 million, and gain on sale of a prepaid servicing credit of $1.5 million.

We believe that operating expenses were higher than normal during the six months ended June 30, 2004 due to a $2.0 million leave of absence payment to its former Chief Executive Officer and current Chief Strategic Officer and the accrual of $2.8 million of future expenses associated with the leave of absence.  We believe that operating expenses will return to more normal levels in the third quarter of 2004 and, together with the recent disposal of the Southend Shopping Center by our Bourne End subsidiary, will result in a profitable third quarter of 2004.  There can be no assurance, however, that this will be the case.

The net income for the 2003 period is primarily attributable to net interest income of $1.6 million, gain on sale of loans and securities of $9.4 million, loan origination fees of $2.3 million and equity in earnings of equity investees of $0.9 million, partially offset by other operating expenses of $8.8 million and provision for income taxes of $1.7 million.

The following sections describe the results of operations of our operating segments for the six months ended June 30, 2004:

Restaurant Segment Operations

In August 2003, the Company completed an investment and financing package for Fatburger which involved the acquisition of Series A-1 Preferred and Series D Preferred stock of Fatburger.  As a result of our greater than 50% voting control, we began reporting the operations of Fatburger on a consolidated basis beginning August 15, 2003.

During the six months ending June 30, 2004, we recognized a net loss from our restaurant segment of $1.6 million.  This was primarily the result of net sales (net of cost of goods sold) of  $4.2 million and franchise and royalty revenue of $0.6 million, offset by general and administrative costs of $5.4 million, interest expense of $0.3 million, and depreciation and amortization of $0.7 million.  The Company’s strategy with respect to Fatburger is to increase the number of franchises, thus increasing the franchise fees and future royalty income to the operation.

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

Our net loss from the commercial real estate brokerage segment was $0.1 million for the six months ended June 30, 2004, compared to break-even operations during the 2003 period.  During the 2004 period, we recognized loan brokerage fees of $2.4 million, loan servicing and other revenue of $0.2 million, which was offset by compensation expense of $2.2 million and other operating expense of $0.4 million.  During the 2003 period, we recognized loan brokerage fees of $2.2 million, loan servicing and other revenue of $0.2 million, which was offset by compensation expense of $2.1 million and other operating expense of $0.4 million.

Merchant Banking, Real Estate and Finance Segment Operations

NET INTEREST INCOME.  Our net interest income for the six months ended June 30, 2004 was $1.6 million, compared with $1.6 million for the six months ended June 30, 2003.  These results reflect a reduction in interest income on securities of $0.9 million as the result of the sale or repayment of mortgage-backed securities.  This decrease was offset by an increase in interest income on loans (reflecting our increased investment in specialty real estate lending) of $0.6 million and a decrease in interest expense of $0.3 million as a result of our repayment of debt related to the mortgage-backed securities.  The following tables set forth information regarding the total amount of income from interest-earning assets and expense from interest-bearing liabilities and the resulting average yields and rates:

	For the Six Months Ended June 30, 2004
	Average Balance	Interest Income (Expense)	Annualized Yield/Rate
	(dollars in thousands)
Interest-Earning Assets:

Loan portfolios (1)	$9,724	$1,062	21.8%
Mortgage-backed securities available for sale	23,814	605	5.1%
Other investments	13,472	71	1.1%
Total interest-earning assets	$47,010	$1,738	7.4%

Interest-Bearing Liabilities:

Borrowings (2)	$17,622	$(112)	1.3%
Total interest-bearing liabilities	$17,622	$(112)	1.3%

Net interest income before provision for loan losses/spread (3)		$1,626	6.1%
Net interest margin (4)			6.9%

(1)   Includes loans to senior executives.

(2)   Excludes borrowings related to investments in real estate.

(3)   Net interest spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.

(4)   Net interest margin represents net interest income divided by average interest-earning assets.

	For the Six Months Ended June 30, 2003
	Average Balance	Interest Income (Expense)	Annualized Yield/Rate
	(dollars in thousands)
Interest-Earning Assets:

Loan portfolios (1)	$6,208	$424	13.7%
Mortgage-backed securities available for sale	57,306	1,474	5.1%
Other investments	15,727	91	1.2%
Total interest-earning assets	$79,241	$1,989	5.0%

Interest-Bearing Liabilities:

Borrowings (2)	$33,817	$(418)	2.5%
Total interest-bearing liabilities	$33,817	$(418)	2.5%

Net interest income before provision for loan losses/spread (3)		$1,571	2.5%
Net interest margin (4)			4.0%

(1)   Includes loans to senior executives.

(2)   Excludes borrowings related to investments in real estate.

(3)   Net interest spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.

(4)   Net interest margin represents net interest income divided by average interest-earning assets.

REAL ESTATE OPERATIONS.  Our real estate operations represent activity from our direct investment in commercial property, as well as the operations of our leasehold interest in freestanding retail buildings.  During the six months ended June 30, 2004, we realized a net income from real estate operations of $0.2 million, compared with a net income from real estate operations of $0.1 million for the six months ended June 30, 2003.

In October 2002, the Company assumed leasehold interests in 109 free-standing retail stores located throughout the United States.  We have sold or terminated 7 of the leasehold interests and have purchased the direct fee ownership interest in 21 of the retail buildings.  As a result, as of June 30, 2004 we owned 21 properties directly with a carrying value of $7.2 million.  Of the remaining leases, 36 were on terms and conditions that required capitalization of the obligation.  As of June 30, 2004, we had real estate subject to capital leases of $13.5 million and a related capital lease obligation of $12.5 million. The remaining 45 leases are classified as operating leases.  All of our subleases are accounted for as operating leases.

The properties are sublet to a broad tenant mix including convenience stores, shoe stores, video rental outlets, auto parts dealers, carpet retailers and other small businesses.  The retail properties cover approximately 460,000 square feet of retail space located in 24 states. The stores are free-standing, retail locations ranging from 4,500-7,000 square feet each.  The initial term of the leasehold interests has an average expiration of approximately 6 years.  However, the Company is entitled to exercise extension options which will allow the Company to control the properties for an additional 15 to 30 years.  As of June 30, 2004, there were vacancies in 9 of the retail buildings.

OTHER OPERATING INCOME.  Our other operating income was approximately $8.4 million for the six months ended June 30, 2004.  This compares to other operating income of $13.1 million for the six months ended June 30 2003.  The primary components of our net other operating income include the following:

Equity In Earnings Of Equity Investees.  We recognized our share of the earnings of equity investees in the amount of $1.5 million during the six months ended June 30, 2004.  This compares to earnings of $0.9 million during the 2003 period.  In February 2001, we participated in the purchase of all of the outstanding capital stock of Bourne End Properties Ltd. (“Bourne End”) through a 26% owned Jersey, Channel Islands Company known as BEP Acquisitions (“BEP”).  Bourne End is a specialist investor in retail property located in England and Scotland.  BEP is highly leveraged and operating income from the properties is offset by interest expense and depreciation.  We account for this investment using the equity method, thereby recording our share of income and expense generated by BEP.  Equity in earnings of equity investees during the 2004 and 2003 periods are primarily the result of our investment in Bourne End.

Prepaid Loan Servicing Credit.  During the six months ended June 30, 2004, we sold our Wilshire Credit Corporation (WCC) prepaid loan servicing credit (the “Loan Servicing Credit”) for $1.7 million in cash.  The Loan Servicing Credit was originally acquired by us in 1998, when we were an affiliate of WCC.  The Loan Servicing Credit may be used, subject to certain limitations, to pay for loan portfolio servicing activities performed by WCC.  As a result of the sale, we recognized a gain in the amount of $1.5 million.

Gain On The Sale Of Loans And Securities.  During the six months ended June 30, 2004 and 2003, we sold loans and securities to unrelated third parties for approximately $29.1 million and $12.0 million, respectively, resulting in gains of approximately $2.1 million and $9.4 million, respectively.

Loan Origination Income.  George Elkins generated $2.4 million and $2.3 million, respectively, in loan origination income which is included in our consolidated statements of operation for the six months ended June 30, 2004 and 2003.

OPERATING EXPENSES.  During the six months ended June 30, 2004, operating expenses from our merchant banking, real estate and finance segment were comprised of compensation and employee benefits of $3.2 million, leave of absence expense of $4.8 million, professional fees of $1.2 million and other costs of $2.5 million.  The leave of absence expense consists of the $2.0 million leave of absence payment that was paid to Mr. Wiederhorn on June 2, 2004 and an accrual of $2.8 million which is expected to be paid during the period of the leave of absence.

During the six months ended June 30, 2003, operating expenses from our merchant banking, real estate and finance segment were comprised of compensation and employee benefits of $3.7 million, professional fees of $1.1 million and other costs of $1.5 million.

RESULTS OF OPERATIONS — QUARTER ENDED JUNE 30, 2004 COMPARED TO QUARTER ENDED JUNE 30, 2003

NET INCOME.  Our net loss for the quarter ended June 30, 2004 was $4.1 million, or $0.49 per share, compared with net income of $2.6 million, or $0.30 per share, for the quarter ended June 30, 2003.  The net loss for the 2004 period is attributable to operating expenses of $10.3 million, partially offset by net interest income of $0.9 million; gain on sale of loans and securities of $1.0 million, equity in earnings of equity investees of $1.5 million, gain on sale of our prepaid loan servicing credit of $1.5 million.

We believe that operating expenses were higher than normal during the six months ended June 30, 2004 due to a $2.0 million leave of absence payment to its former Chief Executive Officer and current Chief Strategic Officer and the accrual of $2.8 million of future expenses associated with the leave of absence. We believe that operating expenses will return to more normal levels in the third quarter of 2004 and, together with the recent disposal of the Southend Shopping Center by our Bourne End subsidiary, will result in a profitable third quarter of 2004. There can be no assurance, however, that this will be the case.

The net income for the 2003 period is attributable to net interest income of $0.8 million; gain on sale of loans and securities of $4.6 million, equity in earnings of equity investees of $1.9 million, and loan origination fees of $1.5 million, partially offset by other operating expenses of $5.2 million and $1.5 million in provision for income taxes.

The following sections describe the results of operations of our operating segments for the three months ended June 30, 2004:

Restaurant Segment Operations

As a result of our voting control, we began reporting the operations of Fatburger on a consolidated basis beginning August 15, 2003.

During the three months ending June 30, 2004, we recognized a net loss from our restaurant segment of $0.9 million.  This was primarily the result of net sales (net of cost of goods sold) of  $2.0 million and franchise and royalty revenue of $0.4 million, offset by general and administrative costs of $2.7 million, interest expense of $0.2 million, and depreciation and amortization of $0.4 million.

Commercial Real Estate Mortgage Brokerage Segment Operations

The commercial real estate brokerage segment operated at break even for the three months ended June 30, 2004, compared to a loss of $0.1 million during the comparable 2003 period.  During the 2004 period, we recognized loan brokerage fees of $1.2 million, loan servicing and other revenue of $0.1 million, which was offset by compensation expense of $1.1 million and other operating expense of $0.2 million.  During the 2003 period, we recognized loan brokerage fees of $1.4 million, loan servicing and other revenue of $0.2 million, which was offset by compensation expense of $1.3 million and other operating expense of $0.2 million.

Merchant Banking, Real Estate and Finance Segment Operations

NET INTEREST INCOME.  Our net interest income for the quarter ended June 30, 2004 was $0.9 million, compared with $0.8 million for the quarter ended June 30, 2003.  The increase is primarily attributable to an increase in interest income on loans (reflecting our increased investment in specialty real estate lending) of $0.4 million and a decrease in interest expense of $0.2 million as a result of our repayment of debt related to the mortgage-backed securities.  This increase was partially offset by a reduction in interest income on securities of $0.4 million as the result of the sale or repayment of mortgage-backed securities.  The following tables set forth information regarding the total amount of income from interest-earning assets and expense from interest-bearing liabilities and the resulting average yields and rates:

	For the Quarter Ended June 30, 2004
	Average Balance	Interest Income (Expense)	Annualized Yield/Rate
	(dollars in thousands)
Interest-Earning Assets:

Loan portfolios (1)	$11,528	$636	22.1%
Mortgage-backed securities available for sale	15,856	292	7.4%
Other investments	10,694	24	1.0%
Total interest-earning assets	$38,078	$952	10.0%

Interest-Bearing Liabilities:

Borrowings (2)	$12,278	$(41)	1.3%
Total interest-bearing liabilities	$12,278	$(41)	1.3%

Net interest income before provision for loan losses/spread (3)		$911	8.7%
Net interest margin (4)			9.6%

(1)   Includes loans to senior executives.

(2)   Excludes borrowings related to investments in real estate.

(3)   Net interest spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.

(4)   Net interest margin represents net interest income divided by average interest-earning assets.

	For the Quarter Ended June 30, 2003
	Average Balance	Interest Income (Expense)	Annualized Yield/Rate
	(dollars in thousands)
Interest-Earning Assets:

Loan portfolios (1)	$6,989	$234	13.4%
Mortgage-backed securities available for sale	54,343	699	5.1%
Other investments	14,819	36	1.0%
Total interest-earning assets	$76,151	$969	5.1%

Interest-Bearing Liabilities:

Borrowings (2)	$32,603	$(210)	2.6%
Total interest-bearing liabilities	$32,603	$(210)	2.6%

Net interest income before provision for loan losses/spread (3)		$759	2.5%
Net interest margin (4)			4.0%

(1)   Includes loans to senior executives.

(2)   Excludes borrowings related to investments in real estate.

(3)   Net interest spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.

(4)   Net interest margin represents net interest income divided by average interest-earning assets.

REAL ESTATE OPERATIONS.  Our real estate operations represent activity from our investment in various office buildings, retail stores, and other commercial property.  During the quarter ended June 30, 2004, we realized net income of $0.2 million from real estate operations, compared with net income of $0.2 million for the quarter ended June 30, 2003.

OTHER OPERATING INCOME.  Our other operating income was approximately $5.9 million for the three months ended June 30, 2004.  This compares to other operating income of $8.3 million for the three months ended June 30, 2003.  The primary components of our other operating income include the following:

                Equity in Earnings of Equity Investees.  We recognized our share of the earnings of equity investees in the amount of $1.5 million during the three months ended June 30, 2004.  This compares to earnings of $1.9 million during the 2003 period.  Equity in earnings of equity investees during the 2004 and 2003 periods are primarily the result of our investment in Bourne End.

                Gain on the Sale of Loans and Securities.  During the three months ended June 30, 2004 and 2003, we sold loans and securities to unrelated third parties for approximately $27.8 million and $6.4 million, respectively, resulting in gains of approximately $1.0 million and $4.6 million, respectively.

Prepaid Loan Servicing Credit.  During the three months ended June 30, 2004, we sold our Wilshire Credit Corporation (WCC) prepaid loan servicing credit for $1.7 million in cash.  As a result of the sale, we recognized a gain in the amount of $1.5 million.

Loan Origination Income. George Elkins generated $1.2 million and $1.5 million, respectively, in loan origination income which is included in our consolidated statements of operation for the three months ended June 30, 2004 and 2003.

OPERATING EXPENSES.  During the three months ended June 30, 2004, operating expenses from our merchant banking, real estate and financial segment were comprised of compensation and employee benefits of $1.6 million, leave of absence expense of $4.8 million, professional fees of $0.9 million and other costs of $1.6 million.  The leave of absence expense consists of the $2.0 million leave of absence payment that was paid to Mr. Wiederhorn on June 2, 2004 and an accrual of $2.8 million which is expected to be paid during the period of the leave of absence.

During the three months ended June 30, 2003, operating expenses were comprised of compensation and employee benefits of $2.3 million, professional fees of $0.6 million and other costs of $0.8 million.

CHANGES IN FINANCIAL CONDITION

GENERAL.  Total assets decreased from approximately $109.0 million at December 31, 2003 to approximately $73.9 million at June 30, 2004.  Total liabilities decreased from approximately $63.6 million at December 31, 2003 to approximately $39.3 million at June 30, 2004.  The decline in total assets and liabilities was primarily the result of sales of our mortgage-backed securities and repayment of the related borrowings.  Stockholders’ equity decreased by approximately $10.8 million resulting primarily from our net loss of $5.8 million, dividends declared of $2.2 million, the purchase of treasury stock of $1.8 million and purchase of a call option of $0.6 million.

SECURITIES AVAILABLE FOR SALE.  The balance of mortgage-backed securities available for sale decreased from $35.5 million at December 31, 2003 to less than $0.1 million at June 30, 2004.   The decrease was primarily the result of the sale of mortgage-backed securities with a carrying value of $29.1 million and cash repayments of securities of $6.9 million, partially offset by increases in market value of $1.4 million.

LOAN PORTFOLIO.  We invest in special situation loans, generally secured by real estate.  These loans are typically short-term, with maturities ranging from 6 to 24 months.  Due to the unique circumstances relating to the loans, the interest rate charged the borrower is significantly higher than conventional real estate lending.  As of June 30, 2004, our special situation loan portfolio consisted of six individual loans with a combined carrying value of $9.4 million.  Five of the six loans are secured by real estate consisting of multi-family, commercial and single-family properties located in California, Texas, Maine, and Nevada.  One loan is secured by all of the stock and assets of a commercial manufacturing business.  The loans have a weighted average interest rate of 14.9% and a weighted average maturity of nine months.

During the six months ended June 30, 2004, our loan portfolio increased by approximately $5.6 million.  This was primarily the result of the acquisition of three new loans with a carrying value totaling $6.6 million.  As of June 30, 2004, two of the Company’s loans totaling $2.0 million had been restructured to provide additional time for repayment by the borrowers in exchange for various extension fees or other new terms.  As a result, these loans were considered impaired for accounting purposes, however, no impairment reserves were required on these loans due to management’s expectation that the carrying amounts will be collected.

INVESTMENTS IN REAL ESTATE.  Investments in real estate increased by $2.4 million during the six months ended June 30, 2004.  The increase was primarily due to the purchase of the fee interest in two freestanding retail buildings for $0.4 million, the purchase of an apartment building in Barcelona, Spain for $1.3 million and capital improvements of $1.2 million, partially offset by the sale of one property for $0.2 million and depreciation of $0.3 million.

LOANS TO SENIOR EXECUTIVES.  Prior to the passage of the Sarbanes-Oxley Act of 2002, we had an employment agreement with Mr. Wiederhorn which allowed him to borrow a specified maximum amount from us to purchase shares of Common Stock.  The resulting loans are full recourse, secured loans bearing interest at the prime rate.  At June 30, 2004, in addition to the $2 million loan to Mr. Wiederhorn described below, we had outstanding loans to Mr. Wiederhorn, including accrued interest, of approximately $1.0 million.  The Company is not obligated to make additional advances on loans under the current employment agreement.  The loans to Mr. Wiederhorn are further described as follows:

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

Further information on these loans to executives is included in our 2003 annual report on Form 10-K and proxy statements for our 2003 and prior years’ Annual Meeting of Stockholders.  The employment agreement has been previously filed with the SEC.

INVESTMENT IN BOURNE END.   In December 2000, we organized and led a group of investors to purchase all of the outstanding capital stock of Bourne End, a specialist investor in retail property.  At the time of the acquisition, Bourne End had approximately GBP 169.6 million of assets and GBP 123.1 million of debt.  The real estate assets consisted of 1.7 million square feet in fifteen shopping centers located in the United Kingdom.  As of June 30, 2004, Bourne End had sold thirteen of the original fifteen shopping centers.  The sales are consistent with the investor group’s strategy to reposition each of the centers, including selected new capital expenditures on existing space and new development on excess or adjoining land, with the ultimate goal of reselling the properties.

Subsequent to June 30, 2004, Bourne End sold the Southend Shopping Center for approximately 38 million Great Britain pounds (“GBP”).  Our share of the pre-tax gain on this transaction is $2.8 million.

Bourne End is in the process of improving and selling its last remaining shopping center, which it hopes to sell within the next 12 months.  At that point, Bourne End is expected to be liquidated and we will receive our share of any remaining assets or proceeds of Bourne End.

Our investment in Bourne End increased by $1.6 million to $3.7 million at June 30, 2004.  The increase was primarily the result of the recognition of our share of the earnings of Bourne End.

RESTAURANT PROPERTY, PLANT AND EQUIPMENT, NET.  Our investment in restaurant property, plant and equipment, net of depreciation, increased $0.2 million during the six months ended June 30, 2004 to a balance of $6.1 million.  The increase was primarily the result of additions to equipment, furniture and fixtures relating to new restaurant openings.

INTANGIBLE ASSETS, NET.  Primarily as a result of the acquisition and consolidation of Fatburger, as of June 30, 2004 we had intangible assets, net of amortization, of $5.5 million.  This consisted of trademark rights of approximately $4.0 million, franchise agreements of approximately $1.0 million and other miscellaneous intangible assets of $0.5 million.  Intangible assets decreased $0.1 million during the six months ended June 30, 2004 primarily as the result of amortization expense.

GOODWILL.  Primarily as a result of the acquisition and consolidation of Fatburger, we had recorded goodwill of $7.4 million as of June 30, 2004.

OTHER ASSETS.  At June 30, 2004, the Company’s other assets consisted of the following (dollars in thousands):

Capitalized deferred compensation	$1,064
Deposit in escrow to acquire real estate	1,601
Prepaid expenses	561
Rent receivable	319
Investment in operating leases	370
Mortgage servicing rights	261
Other	1,340
Total	$5,516

The capitalized deferred compensation included in other assets relates to the acquisition of George Elkins.  In conjunction with the acquisition, certain employees of George Elkins entered into long-term employment agreements.  These employees received payments totaling $1.9 million which we capitalized as deferred compensation.  The employees are obligated to perform under the employment agreements and must repay any unearned deferred compensation payments upon early termination.  The deferred compensation is earned ratably over the terms of the employment agreements, and we are amortizing the $1.9 million investment over the remaining terms, which range from 11 to 35 months.

REPURCHASE AGREEMENTS, BORROWINGS AND NOTES PAYABLE.  Our repurchase agreements, borrowings and notes payable decreased $25.1 million during the six months ended June 30, 2004 to an ending balance of $8.0 million.  This was primarily the result of the repayment of repurchase agreements upon the sale of mortgage-backed securities.

OBLIGATIONS UNDER CAPITAL LEASES.  Obligations under capital leases decreased approximately $0.3 million during the six months ended June 30, 2004.  This decrease was primarily the result of the scheduled amortization of the obligations.

DEFERRED INCOME.  Franchise fee revenue from the sales of individual Fatburger franchises is recognized only when all material services or conditions relating to the sales have been substantially performed or satisfied.  The completion of training and the opening of a location by the franchisee constitute substantial performance.  Nonrefundable deposits collected in relation to the sale of franchises are recorded as deferred franchise fees until the completion of training and the opening of the restaurant, at which time the franchise fee revenue is recognized.  As of June 30, 2004, our deferred income relating to the collection of unearned Fatburger franchise fees was $4.0 million, an increase of $0.3 million from December 31, 2003.  The increase was primarily the result of the collection of nonrefundable deposits on new franchises.

DEFERRED INCOME TAXES.  Our deferred income taxes decreased $1.0 million to $6.0 million at June 30, 2004.  This was primarily the result of a decrease in the accrued taxes associated with unrealized gains on mortgage-backed securities.  As of June 30, 2004, we had, for U.S. Federal tax purposes, a net operating loss (“NOL”) carryforward of approximately $80.9 million, including $12.9 million relating to Fatburger.  The NOL carryforward may reduce the future cash payment of the deferred income tax liability.  Our NOL begins to expire in 2018.  Fatburger’s NOL begins to expire in 2004 and is generally subject to an annual limitation under the Internal Revenue Code of 1986, Section 382, Limitation on Net Operating Loss Carryovers and Certain Built-In Losses Following Change in Control.  In addition, to the extent the Fatburger NOL is utilized, the recognition of the related tax benefits would first reduce goodwill related to Fatburger acquisition, then other non-current intangible assets related to that acquisition, and then income tax expense in accordance with Statement on Financial Accounting Standards No. 109, Accounting for Income Taxes.

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

STOCKHOLDERS’ EQUITY.  Stockholders’ equity decreased by approximately $10.8 million resulting primarily from our net loss of $5.8 million, purchase of treasury stock of $1.8 million, the purchase of a call option on the Company’s stock of $0.6 million and dividends declared of $2.2 million.

In April 2004 we purchased 330,500 shares of our common stock from a stockholder.  The purchase price was $5.40 per share ($1.8 million) and the shares were placed in treasury.

In April 2004 we purchased a three year call option (the “Call Option”) from Andrew A. Wiederhorn, the Company’s Chairman and former Chief Executive Officer and current Chief Strategic Officer.  The Call Option gives us the right, but not the obligation, to purchase 423,245 of the Company’s outstanding common stock (the “Option Shares”) from Mr. Wiederhorn for a purchase price of $3.99 per share.  The option may be exercised at any time during the three year option period.  We paid $750,000 ($1.77 per option share) for the Call Option.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund restaurant operations and other businesses, engage in loan acquisition and lending activities, and for other general business purposes.  The primary sources of funds for liquidity during the six months ended June 30, 2004, consisted of net cash provided by investing activities, including interest and principal payments related to our mortgage-backed securities portfolio and the sale of mortgage-backed securities.  As of June 30, 2004, we had cash and cash equivalents of $8.2 million, which we believe will be sufficient to meet our current liquidity requirements.

Our borrowings and the availability of further borrowings are substantially affected by, among other things, changes in interest rates, or decreases in credit quality of underlying assets.  Fluctuations in interest rates will continue to impact our net interest income to the extent our fixed rate assets are funded by variable rate debt or our variable rate assets reprice on a different schedule or in relation to a different index than any floating rate debt which in turn could impact potential returns to shareholders.  See “Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.”

At June 30, 2004, we had total consolidated secured indebtedness of $20.7 million, as well as $18.7 million of other liabilities. The consolidated secured indebtedness consisted of (i) $12.7 million outstanding of obligations under capital leases maturing between 2010 and 2040 which are primarily secured by real estate, (ii) long-term debt of Fatburger of $7.3 million secured by substantially all of the assets of Fatburger and (iii) borrowings secured by an apartment building in Barcelona, Spain in the amount of $0.7 million.  None of this indebtedness had terms which allowed the lender to request additional collateral if the value of the underlying collateral declined.

If our existing liquidity position were to prove insufficient, and we were unable to repay, renew or replace maturing indebtedness on terms reasonably satisfactory to us, we may be required to sell (potentially on short notice) a portion of our assets, and could incur losses as a result.  Also, Fatburger is involved in a nationwide expansion of franchise and Fatburger owned locations, which will require significant liquidity.  If Fatburger or its franchisees are unsuccessful in obtaining credit lines sufficient to fund this expansion, the timing of restaurant openings may be delayed.

Historically, we have regularly sold assets as a normal, recurring part of our operations and we have been generating positive cash flow as a result of these transactions.  However, excluding the sale of assets from time to time, we would have been operating with negative cash flow, since many of our assets do not generate current cash flows sufficient to cover current operating expenses.  We believe that our existing sources of funds will be adequate for purposes of meeting our liquidity needs; however, there can be no assurance that this will be the case.  Material increases in interest expense from variable-rate funding sources, greater demands for liquidity at our operating subsidiaries, including Fatburger and our real estate operations, or material decreases in monthly cash receipts, generally would negatively impact our liquidity.  On the other hand, improvements in cash flow from our operating subsidiaries or real estate investments, or a decrease in operating expense would positively affect our liquidity.

CONTRACTUAL OBLIGATIONS

The following table provides information on the amounts of payments due under contractual obligations as of June 30, 2004 (dollars in thousands):

	Payments due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual obligations:
Borrowings and notes payable	$7,999	$2,025	$2,997	$1,472	$1,505
Interest payments on borrowings and notes payable	2,573	565	511	273	1,224
Obligations under capital leases (1)	35,505	1,683	3,344	3,190	27,288
Obligations under operating leases	12,570	2,846	4,582	2,785	2,357
Obligations under employment contracts	3,208	2,525	683	—	—
Purchase obligations (2)	394	394	—	—	—
Total	$62,249	$10,038	$12,117	$7,720	$32,374

(1) The amount of imputed interest to reduce the minimum capital lease payments to present value is $23.8 million using an effective interest rate of 8.5%.

(2) As of June 30, 2004, Fatburger was under contract to purchase advertising for $0.4 million.

OFF BALANCE SHEET ARRANGEMENTS

In order to facilitate the development of franchise locations, as of June 30, 2004 Fatburger had guaranteed the annual minimum lease payments of two restaurant sites owned and operated by franchisees.  The amount of the guarantees approximate $0.4 million plus certain contingent rental payments as defined in the respective leases.  These leases expire at various times though 2008.

We did not have any other off balance sheet arrangements in place as of June 30, 2004.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices, and equity prices.  We have some exposure to foreign currency fluctuations (approximately 15% of the Company’s equity is invested in assets located in Europe at June 30, 2004).

With the sale of substantially all of our mortgage-backed securities, our exposure to interest rate risk has been significantly reduced.  However, we continue to face interest rate risk, primarily in our special situation loan portfolio.  This type of risk is highly sensitive to many factors beyond our control, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors.  Changes in the general level of interest rates can affect our net interest income by affecting the spread between our interest-earning assets and our interest-bearing liabilities.  Changes in the level of interest rates can also affect, among other things, the value of our interest-earning assets and our ability to acquire loans.  Our real estate and restaurant operations are primarily funded by fixed rate debt or equity.  As demonstrated in the tables below, we believe that a modest increase in interest rates will not have a significant effect on our profitability or equity value.

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

The following table quantifies the potential changes in net interest income and net portfolio value as of June 30, 2004 should interest rates go up or down (shocked) by 100 or 200 basis points, assuming the yield curves of the rate shocks will be parallel to each other and instantaneous. Net portfolio value is calculated as the sum of the value of off-balance sheet instruments and the present value of cash in-flows generated from interest-earning assets net of cash out-flows in respect of interest-bearing liabilities. The cash flows associated with the loan portfolios and securities available for sale are calculated based on prepayment and default rates that vary by asset but not by changes in interest rates. Projected losses, as well as prepayments, are generated based upon the actual experience with the subject pool, as well as similar, more seasoned pools. To the extent available, loan characteristics such as loan-to-value ratio, interest rate, credit history and product types are used to produce the projected loss and prepayment assumptions that are included in the cash flow projections of the securities.  The following table applies the U.S. Treasury yield curve generally for assets and LIBOR for repurchase agreement liabilities and assume a uniform change in both rates.  The table assumes that changes in interest rates occur instantaneously.  Actual results could differ significantly from those estimated in the table.

Projected Percent Change In
Change in Interest Rates (1)	Net Interest Income	Net Portfolio Value	Change in Annual Net Interest Income	Change in Net Portfolio Value
-200 Basis Points	-12.0%	-4.4%	$(203,000)	$(1,502,000)
-100 Basis Points	-7.8%	-2.1%	$(132,000)	$(707,000)
0 Basis Points	0.0%	0.0%	$—	$—
100 Basis Points	9.0%	2.0%	$153,000	$700,000
200 Basis Points	18.0%	-3.8%	$306,000	$1,305,000

(1)                                  Assumes that uniform changes occur instantaneously in both the yield on 10-year U.S. Treasury notes and the interest rate applicable to U.S.  dollar deposits in the London interbank market.

The following table sets forth information as to the type of funding used to finance the Company’s assets as of June 30, 2004.  As indicated in the table, a large percentage of the Company’s fixed-rate assets are currently not financed and the Company’s variable-rate assets are generally funded by variable-rate liabilities.

Assets and Liabilities

As of June 30, 2004

(dollars in thousands)

	Basis Amount	Coupon Type	Liability	Type
Interest-Bearing Assets
Fixed-rate asset, financed floating	$15	Fixed	$25	LIBOR
Fixed-rate assets, no financing	9,385	Fixed	—	None
Variable-rate, financed variable	—	1 TCM (1)	—	LIBOR
Variable-rate assets, no financing	2,966	Prime	—	None
Cash and cash equivalents	8,237	N/A	—	None
Subtotal	20,603		25

Other Assets
Investments in real estate	25,014	N/A	13,348	Fixed
Investment in BEP	3,728	N/A	—	None
Restaurant property, plant and equipment	6,069	N/A	7,307	Fixed
Intangible assets, net	5,510	N/A	—	None
Goodwill	7,449	N/A	—	None
Other	5,516	N/A	—	None
Subtotal	53,286		20,655

Liability Only
Deferred income	—		4,009	None
Deferred income taxes	—		5,962	None
Other	—		8,698	None
Total	$73,889		$39,349

(1)  1 TCM means the one year Treasury Constant Maturity Index.

Asset and liability management involves managing the timing and magnitude of the repricing of assets and liabilities.  It is our objective to attempt to control risks associated with interest rate movements.  Asset and liability management can utilize a wide variety of off-balance sheet financial techniques to assist it in the management of interest rate risk.  For example, in hedging the interest rate and exchange rate exposure of a foreign currency denominated asset or liability, we may enter into hedge transactions to counter movements in the different currencies as well as interest rates in those currencies.  These hedges may be in the form of currency and interest rate swaps, options, and forwards, or combinations thereof.  No such interest rate techniques were in use as of June 30, 2004.

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

The following table sets forth the estimated contractual maturity or repricing of our interest-earning assets and interest-bearing liabilities at June 30, 2004.

As of June 30, 2004

(dollars in thousands)

	Within 3 Months	4 to 12 Months	One Year to 3 Years	More than 3 Years	TOTAL
Interest-sensitive assets(1):
Cash and cash equivalents	$8,237	$—	$—	$—	$8,237
Securities available for sale	—	—	—	40	40
Loans	1,430	6,867	1,063	—	9,360
Loans to senior executives	—	966	—	2,000	2,966
Total rate-sensitive assets	$9,667	$7,833	$1,063	$2,040	$20,603

Interest-sensitive liabilities:
Borrowings and notes payable	$463	$1,314	$4,171	2,051	$7,999
Obligations under capital leases	29	87	232	12,333	12,681
Total rate-sensitive liabilities	$492	$1,401	$4,403	$14,384	$20,680

Interest rate sensitivity gap	9,175	6,432	(3,340)	(12,344)
Cumulative interest rate sensitivity gap	9,175	15,607	12,267	(77)
Cumulative interest rate sensitivity gap as a percentage of total rate-sensitive assets	45%	76%	60%	0%

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

(B)  Changes in internal control over financial reporting.  There were no significant changes in our internal control over financial reporting that occurred during our second fiscal quarter of 2004 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

(C)   Reportable Conditions – Fatburger.   Prior to our acquisition of Fatburger, the independent auditors, Ernst & Young LLP, determined that Fatburger had significant deficiencies in internal control which may affect its ability to record, process, summarize and report financial data.  While not constituting a material weakness, as of June 30, 2004, the deficiencies had not been fully resolved by Fatburger.  The issues were as follows:

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

FORWARD-LOOKING STATEMENTS

CERTAIN STATEMENTS CONTAINED HEREIN AND CERTAIN STATEMENTS CONTAINED IN FUTURE FILINGS BY THE COMPANY WITH THE SEC MAY NOT BE BASED ON HISTORICAL FACTS AND ARE “FORWARD-LOOKING STATEMENTS” WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED.  FORWARD-LOOKING STATEMENTS WHICH ARE BASED ON VARIOUS ASSUMPTIONS (SOME OF WHICH ARE BEYOND THE COMPANY’S CONTROL) MAY BE IDENTIFIED BY REFERENCE TO A FUTURE PERIOD OR PERIODS, OR BY THE USE OF FORWARD-LOOKING TERMINOLOGY, SUCH AS “MAY,” “WILL,” “BELIEVE,” “EXPECT,” “ANTICIPATE,” “CONTINUE,” OR SIMILAR TERMS OR VARIATIONS ON THOSE TERMS, OR THE NEGATIVE OF THOSE TERMS.  ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE SET FORTH IN FORWARD-LOOKING STATEMENTS DUE TO A VARIETY OF FACTORS, INCLUDING, BUT NOT LIMITED TO, THOSE RELATED TO THE ECONOMIC ENVIRONMENT, PARTICULARLY IN THE MARKET AREAS IN WHICH THE COMPANY OPERATES, THE FINANCIAL AND SECURITIES MARKETS AND THE AVAILABILITY OF AND COSTS ASSOCIATED WITH SOURCES OF LIQUIDITY, COMPETITIVE PRODUCTS AND PRICING, THE REAL ESTATE MARKET, FISCAL AND MONETARY POLICIES OF THE U.S.  GOVERNMENT, CHANGES IN PREVAILING INTEREST RATES, ACQUISITIONS AND THE INTEGRATION OF ACQUIRED BUSINESSES, PERFORMANCE OF RETAIL/CONSUMER MARKETS, DETERIORATION IN CONSUMER CREDIT, CREDIT RISK MANAGEMENT, ASSET/LIABILITY MANAGEMENT, THE IMPACT OF ONGOING LITIGATION, AND THE IMPACT OF THE SETLLEMENT OF THE INVESTIGATION OF THE COMPANY’S CHIEF EXECTUTIVE OFFICER.  EXCEPT AS MAY BE REQUIRED BY LAW, THE COMPANY DOES NOT UNDERTAKE, AND SPECIFICALLY DISCLAIMS ANY OBLIGATION, TO PUBLICLY RELEASE THE RESULTS OF ANY REVISIONS WHICH MAY BE MADE TO ANY FORWARD-LOOKING STATEMENTS TO REFLECT THE OCCURRENCE OF ANTICIPATED OR UNANTICIPATED EVENTS OR CIRCUMSTANCES AFTER THE DATE OF SUCH STATEMENTS.

PART II – OTHER INFORMATION

Item 1.           Legal Proceedings.

Capital Consultants LLC

As the Company has previously disclosed, the Company’s former Chief Executive Officer and current Chief Strategic Officer, Andrew Wiederhorn, and former President, Lawrence Mendelsohn, received letters from the United States Attorney’s Office for the District of Oregon (“USAODO”) in March 2001 advising them that they were targets of a grand jury investigation (the “CCL Investigation”) into the failure of Capital Consultants, L.L.C (“CCL”).  CCL was a lender to Wilshire Credit Corporation (“WCC”) and related and affiliated companies. WCC was a mortgage loan servicing company owned by Mr. Wiederhorn and Mr. Mendelsohn that provided mortgage loan servicing for Wilshire Financial Services Group Inc., a public company for which Mr. Wiederhorn acted as CEO and Mr. Mendelsohn acted as President and which was principally engaged in banking, loan pool purchasing, and investing in mortgage-backed securities.  As a result of the liquidity crisis in the financial markets in the fall of 1998, Wilshire Financial Services Group Inc. experienced significant losses and filed for bankruptcy, which in turn had a significant impact on its affiliates, including WCC, which could not repay the amounts borrowed from CCL.  At the time, Wilshire Financial Services Group Inc. owned approximately 8.6% of the Company’s common stock and managed the Company’s investments under a management agreement.

In August 2002, Mr. Mendelsohn resigned as President and Director of the Company. In November 2003, Mr. Mendelsohn entered into an agreement with the USAODO pursuant to which he plead guilty to filing a false 1998 personal tax return and agreed to cooperate in the CCL Investigation.

On June 3, 2004 the Company announced that Chief Executive Officer and Chairman of the Board Andrew Wiederhorn had entered into a settlement with the USAODO regarding its investigation into CCL (the “Settlement”) and would take a leave of absence from his corporate positions at the Company.

Under the Settlement’s terms, Mr. Wiederhorn pled guilty on June 2, 2004 to two federal counts and was sentenced to 18 months incarceration and fined $2.0 million.  The first count, a violation of an ERISA provision, involved a federal law that required no criminal intent and for which the advice of counsel was not a defense. The second count related to a violation involving a deduction on a personal tax return, which did not reduce Mr. Wiederhorn’s tax liability or reduce the government’s tax collections.  The charges to which Mr. Wiederhorn has pled guilty pursuant to the Settlement are not based upon any acts or omission of the Company or of Mr. Wiederhorn in his capacity as an officer or director of the Company.

In entering into Mr. Wiederhorn’s leave of absence agreement, the Board of Directors considered the nature of the statutes to which Mr. Wiederhorn pled and the fact that he relied entirely on the advice of expert legal counsel and a national accounting firm.  The Board also believed it was important to assure Mr. Wiederhorn’s return to active involvement with the Company because of his expertise and knowledge and to preserve a significant business relationship and the value of the Company’s investments.

Under the terms of the leave of absence agreement, Mr. Wiederhorn will continue to receive his regular salary and bonus pursuant to and as set forth in his employment agreement.  In addition, in consideration of Mr. Wiederhorn’s good will, cooperation, and continuing assistance, and in recognition of Mr. Wiederhorn’s past service to the Company, to help avoid litigation and for the other reasons stated in the agreement, the Company made a leave of absence payment to Mr. Wiederhorn in the amount of $2.0 million on June 2, 2004.

To address the management transition, the Company appointed Donald Berchtold as Co-Chief Executive Officer.  Mr. Berchtold has been Senior Vice President of Administration at Fog Cutter Capital since October 1999 and became a director in March 2004.  He currently sits on the board of directors of Fatburger and has more than 25 years experience in the restaurant business.  Mr. Berchtold is the father-in-law of Mr. Wiederhorn.  In order to further assist the transition, David Dale-Johnson and Don Coleman will serve as co-Chairmen of the Board.  Both Mr. Dale-Johnson and Mr. Coleman have been directors of the

Company since October 2001.  Mr. Dale-Johnson was the Director of the Real Estate program at USC’s Marshall School of Business and has significant expertise in real estate, economics and finance.  Mr. Coleman has held prominent executive operating positions in several major companies and is currently the Chief Operating Officer of Eagle Telephonic Inc.  The Company also appointed Mr. Dale-Johnson as Chief Investment Officer, adding a new, full-time position to the Fog Cutter Capital management team.

Mr. Wiederhorn began his leave of absence on August 2, 2004 and is expected to remain in that status for a period of 14 to 18 months.  On August 13, 2004, the Board of Directors adopted a resolution changing the role of Andrew Wiederhorn from Co-Chief Executive Officer to Chief Strategic Officer during the leave of absence period.  The Board had discussed this alternative with Mr. Wiederhorn prior to the effective date of his leave of absence.  The Board determined that during the leave of absence period, Mr. Wiederhorn would be in a better position to develop strategies that would be of future benefit to the Company, while his current status would significantly limit his ability to perform the full functions of Co-Chief Executive Officer.  All other provisions of the Leave of Absence Agreement and employment agreement with Mr. Wiederhorn remain in force.  Donald J. Berchtold will continue as sole Chief Executive Officer and will serve as the principal executive of the Company.

Mr. Wiederhorn and Mr. Mendelsohn, pursuant to the terms of their respective employment agreements, may have been entitled to indemnity from the Company for litigation expenses and personal losses in connection with the CCL investigations and any related litigation.  Messrs. Wiederhorn and Mendelsohn had notified the Company that, although they believed they were entitled to primary indemnification from other sources, they were reserving their rights to seek indemnity from the Company.  The Company did not agree to any indemnity requests.  Mr. Wiederhorn released the Company from any and all claims he may have had relating to the CCL matter as partial consideration for the leave of absence agreement in June 2004.   The USAODO has settled the CCL matter as it relates to both Mr. Wiederhorn and Mr. Mendelsohn.  As a result, the Company believes that the contingencies relating to the potential indemnification of these officers or former officers have now been resolved.

Nasdaq

Shares of the Company’s stock are currently traded on the Nasdaq stock exchange.  On July 20, 2004 the Company was notified by Nasdaq of a staff determination to de-list the Company effective July 29, 2004.  The Company has challenged the staff determination and has requested an oral hearing by a Listing Qualifications Panel to review the staff’s conclusions.  A hearing has been scheduled for September 9, 2004.  The Company will continue to be listed on the Nasdaq Stock Market while the Listing Qualifications Panel’s decision is pending.  There can be no assurance that the Company’s appeal will be successful.  If the Company is de-listed by Nasdaq, the Company will seek arrangements to facilitate over-the-counter trading of its securities.

Derivative Action

On July 6, 2004, Jeff Allen McCoon, derivatively on behalf of the Company, filed a lawsuit in the Circuit Court for the State of Oregon (Multnomah County Case No. 0407-06900) which named all of the directors of the Company as defendants.  The lawsuit alleges that members of the Company’s Board of Directors breached their duties to the Company by entering into the leave of absence agreement with Andrew Wiederhorn.  The lawsuit generally seeks restitution of payments made under the leave of absence agreement plus attorney fees and costs.  The Board of Directors and the Company believe that the allegations of the lawsuit are without merit and intend to put forth a vigorous defense.  At the present time, it is not possible to determine the amount of damages, if any, that the Company may ultimately incur or recover as a result of the derivative lawsuit.

Strouds Acquisition Corporation

On October 6, 2003, the Official Committee of Unsecured Creditors of Strouds Acquisition Corporation (“Strouds”) filed a lawsuit in the United States Bankruptcy Court (LA 03-23620-ER) which named the Company, among others, as a defendant.  The lawsuit was amended on November 10, 2003 and limits the complaint against the Company solely in its capacity as collateral agent for certain secured creditors of Strouds Acquisition Corporation.  The lawsuit, as it pertains to the Company, sought reimbursement of the proceeds from approximately $3.0 million in funds received in October 2003, which the Company was holding as collateral agent for other secured creditors.  These funds were not included in the assets of the Company, but were being held in trust.  On July 1, 2004, the lawsuit was settled and the Company distributed the trust funds, net of legal reimbursements of $0.3 million, in accordance with the settlement agreement.  The Company received a general release from the parties and considers the matter closed.

The Company is involved in various other legal proceedings occurring in the ordinary course of business which the Company believes will not have a material adverse effect on the consolidated financial condition or operations of the Company.

Item 2.           Changes in Securities, Use of Proceeds and Purchases of Equity Securities.

On April 28, 2004, the Company purchased 330,500 shares of its common stock from a stockholder.  The purchase price was $5.40 per share ($1.8 million) and the shares were added to treasury stock.  At the time of the purchase, the purchase price represented a small premium to the Company’s book value per share and market price per share. The Company and its directors considered, among other things, the following factors:  (1) the potentially negative impact on the Company’s share price if the shares were disposed of publicly; (2) the Company’s favorable liquidity position; (3) the potential reduction in the risk that shares are transferred in a transaction which would have an adverse impact on its NOL position; and (4) the reduction in the future expenditure of cash dividends by the Company.  The Board of Directors reviewed and approved the transaction to confirm that the transaction was in the best interest of the Company and its other stockholders.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
April 1 to April 30	330,500	$5.40	0	0
May 1 to May 31	0	0	0	0
June 1 to June 30	0	0	0	0
Total	330,500	$5.40	0	0

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

TRANSACTIONS WITH AFFILIATES

Stock Purchase Loans to Officers

Prior to the passage of the Sarbanes-Oxley Act of 2002, we had negotiated employment agreements with senior executives, which allowed these executives to borrow a specified maximum amount from us to purchase shares of common stock.  These loans are full recourse, secured loans bearing interest at the prime rate.  At June 30, 2004, in addition to the $2 million loan to Mr. Wiederhorn described below, we had outstanding stock purchase loans to Mr. Wiederhorn including accrued interest, of approximately $1.0 million.    The Company is not obligated to make additional advances on loans under the employment agreements, and all other loans to executive officers have been paid in full.  The remaining outstanding loans are described in the following section and as follows:

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

Fog Cutter Long-Term Vesting Trust

In the fourth quarter of 2000, we established a trust which purchased 525,000 shares of the Company’s common stock from an unrelated shareholder.  Our contribution to the trust of approximately $1.3 million was included in compensation expense for the year ended December 31, 2000.  The trust was established for the benefit of our employees and directors to raise their ownership in the Company, thereby strengthening the mutuality of interests between them and our shareholders.  While these shares are held in trust, they will be voted ratably with ballots cast by all other shareholders.  In December 2002, using the retained earnings on trust assets, the trust purchased an additional 100,000 shares of our stock in the open market.  In addition, during April 2004, the trust again used its retained earnings and purchased 69,500 shares of the Company’s stock from a shareholder.

Andrew Wiederhorn, K. Kenneth Kotler and Don H. Coleman are the trustees for the trust.  Pursuant to the terms of the trust, as amended, the trustees will, from time to time, allocate the shares to our employees.  An employee shall not have any rights with respect to any shares allocated to him unless and until the employee completes five years of continuous service with the Company, commencing with the date the employee is first allocated such shares; provided, however, that such service need not be for a continuous period if so determined by the Company and the Trustees.  Upon the employee’s completion of the vesting period, the trustees shall promptly distribute to such employee the shares allocated to such employee;  provided, however, that the trustees may, in lieu of distributing the shares, make a cash payment to the employee equal to the fair market value of the shares allocated to such employee as of the date immediately prior to the date of distribution or distribute any combination of cash or shares, as determined by the trustees, in their sole discretion.

Prior to June 30, 2004, the trustees had allocated 285,500 shares to certain employees and directors.  Of this amount, 50,000 shares previously allocated to a former employee were forfeited.  During July 2004, the trustees allocated an additional 367,500 shares to certain employees and directors.  As a result, 603,000 shares have been allocated to employees and directors and 91,500 shares remain unallocated.

Business Use of Private Aircraft

During the six months ended June 30, 2004, the Company paid $0.2 million to Peninsula Capital Partners LLC (“Peninsula Capital”), an entity owned by Mr. Wiederhorn, for the Company’s business use of certain private aircraft.  The Board of Directors is aware of the relationship and approved the fees for the use of the aircraft.  The fee paid is a reimbursement of costs to Peninsula Capital for the Company’s use of the aircraft.

Stock Purchase

On April 28, 2004, the Company purchased 330,500 shares of its common stock from Clarence B. Coleman, who at the time was a greater than 10% stockholder.  The purchase price was $5.40 per share ($1.8 million) and the shares were added to treasury stock.  At the time of the purchase, the price represented a small premium to the Company’s book value per share and market price per share. The Company and its directors considered, among other things, the following factors:  (1) the potentially negative impact on the Company’s share price if the shares were disposed of publicly; (2) the Company’s favorable liquidity position; (3) the potential reduction in the risk that shares are transferred in a transaction which would have an adverse impact on its NOL position; and (4) the reduction in the future expenditure of cash dividends by the Company.  The Board of Directors reviewed and approved the transaction to confirm that the transaction was in the best interest of the Company and its other stockholders.

Call Option

On April 27, 2004, the Company purchased an option (the “Call Option”) to acquire 423,245 shares of the Company’s Common Stock from Mr. Wiederhorn, the Company’s former Chief Executive Officer and current Chief Strategic Officer, during a three year period commencing April 27, 2004, for an exercise price of $3.99 per share.  The purchase price for the Call Option was $750,000, resulting in an “all-in” cost to the Company on exercise of approximately $5.76 per share.  The Company and its directors believe that the Call Option gives the Company a useful option to acquire a large block of stock over an extended period.  The aggregate price to the Company on exercise of $5.76 per share represented a small premium to the Company’s book value per share and market price per share at the time the option was purchased.  The price was determined based on arm’s length negotiations and the Company obtained internal and independent valuations of the Call Option.  The Company and its directors also considered the following factors:  (1) the potentially negative impact on the Company’s share price if the Option Shares were disposed of publicly; (2) the Company’s favorable liquidity position; (3) the potential reduction in the risk that shares are transferred in a transaction which would have an adverse impact on its NOL position; and (4) the reduction in the future expenditure of cash dividends by the Company once the Company exercises the Call Option.  The Board of Directors reviewed the transaction to confirm that the transaction was in the best interest of the Company and its other stockholders.

Leave of Absence Agreement

On June 3, 2004 the Company announced that Chief Executive Officer and Chairman of the Board Andrew Wiederhorn had entered into a settlement with the USAODO regarding its investigation into CCL (the “Settlement”) and would take a leave of absence from his corporate positions at Fog Cutter Capital.

Under the Settlement’s terms, Mr. Wiederhorn pled guilty on June 2, 2004 to two federal counts and was sentenced to 18 months incarceration and fined $2.0 million.  The first count, a violation of an ERISA provision, involved a federal law that required no criminal intent and for which the advice of counsel was not a defense. The second count related to a violation involving a deduction on a personal tax return, which did not reduce Mr. Wiederhorn’s tax liability or reduce the government’s tax collections.  The charges to which Mr. Wiederhorn has pled guilty pursuant to the Settlement are not based upon any acts or omission of the Company or of Mr. Wiederhorn in his capacity as an officer or director of the Company.

In entering into Mr. Wiederhorn’s leave of absence agreement, the Board of Directors considered the nature of the statutes to which Mr. Wiederhorn pled and the fact that he relied entirely on the advice of expert legal counsel and a national accounting firm.  The Board also believed it was important to assure Mr. Wiederhorn’s return to active involvement with the Company because of his expertise and knowledge and to preserve a significant business relationship and the value of the Company’s investments.

Under the terms of the leave of absence agreement, Mr. Wiederhorn will continue to receive his regular salary and bonus pursuant to and as set forth in his employment agreement.  In addition, in consideration of Mr. Wiederhorn’s good will, cooperation, and continuing assistance, and in recognition of Mr. Wiederhorn’s past service to the Company, to help avoid litigation and for the other reasons stated in the agreement, the Company made a leave of absence payment to Mr. Wiederhorn in the amount of $2.0 million on June 2, 2004.

Item 6.           Exhibits and Reports on Form 8-K.

(a)          Reports on Form 8-K:

A Form 8-K was filed with the Securities and Exchange Commission by the Company on April 1, 2004 announcing the resignation on March 26, 2004 of Robert G. Rosen as president and as a director of the Company and all of its subsidiaries and affiliates.

A Form 8-K was filed with the Securities and Exchange Commission by the Company on May 13, 2004 announcing the results of operations and financial condition for the three months ending March 31, 2004.

A Form 8-K was filed with the Securities and Exchange Commission by the Company on May 14, 2004 announcing an increase in the Company’s investment in Fatburger Holdings, Inc.

A Form 8-K was filed with the Securities and Exchange Commission by the Company on June 4, 2004 announcing that Chairman and Chief Executive Officer Andrew Wiederhorn had reached a settlement in the government investigation of the collapse of Capital Consultants LLC and would take a paid leave of absence from the Company.

A Form 8-K was filed with the Securities and Exchange Commission by the Company on July 23, 2004 announcing that Ernst & Young LLP would resign as the Company’s certifying accountants following the completion of the Company’s Form 10-Q for the six months ending June 30, 2004.

A Form 8-K was filed with the Securities and Exchange Commission by the Company on August 13, 2004 announcing the Nasdaq staff determination to de-list the Company from the Nasdaq Stock Market.

(b) Exhibits

See Exhibit Index immediately following the signature page and certifications.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOG CUTTER CAPITAL GROUP INC.

By: /s/ Donald J. Berchtold
Donald J. Berchtold
Chief Executive Officer

By: /s/ R. Scott Stevenson
R. Scott Stevenson
Senior Vice President and Chief Financial Officer

Date: August 16, 2004

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

10.6

Leave of Absence Agreement between the Registrant and Andrew A. Wiederhorn dated as of June 2, 2004, incorporated by reference to Exhibit 10.1 to the Form 8-K dated June 4, 2004, as previously filed with the SEC on June 4, 2004.

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