Form 10-Q
period 2004-09-30
FOG CUTTER CAPITAL GROUP INC
filed 2004-11-15
CIK 1048566

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes☒ No☐.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐   No ☒.

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2004
Common Stock, par value $0.0001 per share	8,380,673 shares

FOG CUTTER CAPITAL GROUP INC.

FORM 10-Q

I N D E X

PART I–FINANCIAL INFORMATION

Item 1.	Interim Financial Statements (Unaudited):

Consolidated Statements of Financial Condition

Consolidated Statements of Operations

Consolidated Statement of Changes in Stockholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Item 4.	Controls and Procedures

PART II–OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Changes in Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits and Reports on Form 8-K

Signatures

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

PART I — FINANCIAL INFORMATION

ITEM 1.  INTERIM FINANCIAL STATEMENTS

FOG CUTTER CAPITAL GROUP INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(dollars in thousands, except share data)

	September 30 2004	December 31 2003
	(Unaudited)
Assets
Cash and cash equivalents	$7,103	$19,607
Securities available for sale, pledged under repurchase agreements, at estimated fair value	—	35,010
Securities available for sale, at estimated fair value	10	500
Loans held for investment	10,417	3,744
Investments in real estate, net	28,009	22,577
Loans to senior executives	2,975	2,964
Investment in Bourne End	1,969	2,141
Restaurant property, plant and equipment, net	6,036	5,897
Intangible assets, net	5,456	5,640
Goodwill	7,541	7,300
Other assets	3,960	3,596
Total assets	$73,476	$108,976

Liabilities and Stockholders’ Equity
Liabilities:
Repurchase agreements	$—	$25,318
Borrowings and notes payable	7,699	7,804
Obligations under capital leases	12,684	12,942
Obligation under leave of absence agreement	2,358	—
Dividends payable	41	1,216
Deferred income	4,426	3,700
Deferred income taxes	5,880	6,980
Accrued expenses and other liabilities	6,018	5,635
Total liabilities	39,106	63,595

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $.0001 par value; 25,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.0001 par value; 200,000,000 shares authorized; 11,757,073 shares issued as of September 30, 2004 and 11,716,600 shares issued as of December 31, 2003; 8,380,673 shares outstanding as of September 30, 2004 and 8,670,700 shares outstanding as of December 31, 2003	168,191	168,018
Accumulated deficit	(123,776)	(115,588)
Option to purchase common stock	(592)	—
Accumulated other comprehensive income	274	968
Treasury stock; 3,376,400 common shares as of September 30, 2004, and 3,045,900 common shares as of December 31, 2003, at cost	(9,727)	(8,017)
Total stockholders’ equity	34,370	45,381
Total liabilities and stockholders’ equity	$73,476	$108,976

The accompanying notes are an integral part of these consolidated financial statements.

FOG CUTTER CAPITAL GROUP INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(dollars in thousands, except share data)

	Quarter Ended September 30,		Nine months Ended September 30,
	2004	2003	2004	2003
Net Interest Income:
Loans	$456	$534	$1,431	$850
Loans to senior executives	51	54	138	162
Securities	11	509	616	1,983
Other investments	14	36	85	127
Total interest income	532	1,133	2,270	3,122
Interest expense	—	160	112	578
Net interest income	532	973	2,158	2,544

Real Estate Operations:
Operating income	1,106	1,034	3,083	2,965
Gain on sale of real estate	154	—	159	279
Operating expense	(454)	(498)	(1,330)	(1,564)
Interest expense	(281)	(320)	(843)	(1,040)
Depreciation	(166)	(155)	(489)	(461)
Total real estate operations	359	61	580	179

Restaurant Operations:
Operating revenue	5,673	2,472	16,424	2,472
Cost of goods sold	(3,274)	(1,515)	(9,812)	(1,515)
Franchise and royalty fee	349	152	998	152
General and administrative cost	(2,530)	(901)	(7,946)	(901)
Interest expense	(97)	(112)	(442)	(112)
Depreciation and amortization	(377)	(141)	(1,121)	(141)
Total restaurant operations	(256)	(45)	(1,899)	(45)

Other Operating Income:
Gain on sale of loans and securities	—	1,289	2,099	10,672
Gain on sale of prepaid servicing credit	—	—	1,530	—
Equity in income of equity investees	2,719	500	4,231	1,370
Loan brokerage fees	1,839	1,244	4,213	3,497
Other revenue	476	725	1,349	1,318
Total other operating income	5,034	3,758	13,422	16,857

Operating Expenses:
Compensation and employee benefits	2,443	2,283	7,966	8,101
Leave of absence expense	—	—	4,750	—
Professional fees	794	444	1,963	1,539
Fees paid to related parties	141	121	365	391
Other	1,400	795	4,099	2,444
Total operating expenses	4,778	3,643	19,143	12,475

Net income before provision for income taxes	891	1,104	(4,882)	7,060
Provision for income taxes	—	550	—	2,260
Net Income	$891	$554	$(4,882)	$4,800

The accompanying notes are an integral part of these consolidated financial statements.

	Quarter Ended September 30,		Nine months Ended September 30,
	2004	2003	2004	2003
Basic net income (loss) per share	$0.11	$0.06	$(0.57)	$0.56

Basic weighted average shares outstanding	8,380,173	8,670,575	8,490,376	8,585,550

Diluted net income (loss) per share	$0.11	$0.06	$(0.57)	$0.50

Diluted weighted average shares outstanding	8,385,146	9,746,241	8,490,376	9,661,216

Dividends declared per share	$0.13	$0.13	$0.39	$0.39

The accompanying notes are an integral part of these consolidated financial statements.

FOG CUTTER CAPITAL GROUP INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(dollars in thousands)

							Accumulated

					Common Stock		Other
	Common Stock		Treasury Stock		Subject to Options	Accumulated	Comprehensive
	Shares (1)	Amount	Shares	Amount	Amount	Deficit	Income	Total
Balance at January 1, 2004	8,670,700	$168,018	3,045,900	$(8,017)	$—	$(115,588)	$968	$45,381
Comprehensive income (loss):
Net loss	—	—	—	—	—	(4,882)	—	(4,882)
Other comprehensive income:
Foreign currency translation	—	—	—	—	—	—	97	97
Unrealized holding gains on securities available for sale	—	—	—	—	—	—	1,362	1,362
Reclassification adjustment for gains on securities and foreign currency translation included in net income	—	—	—	—	—	—	(2,153)	(2,153)
Total comprehensive loss	—	—	—	—	—	—	—	(5,576)
Purchase of treasury stock	(330,500)	—	330,500	(1,710)	—	—	—	(1,710)
Common stock issued pursuant to exercise of stock options	40,473	173	—	—	—	—	—	173
Dividends declared	—	—	—	—	—	(3,306)	—	(3,306)
Purchase of call options	—	—	—	—	(592)	—	—	(592)
Balance at September 30, 2004	8,380,673	$168,191	3,376,400	$(9,727)	$(592)	$(123,776)	$274	$34,370

(1)          Issued and outstanding

The accompanying notes are an integral part of these consolidated financial statements.

FOG CUTTER CAPITAL GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(dollars in thousands)

	Quarter Ended September 30,		Nine months Ended September 30,
	2004	2003	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$891	$554	$(4,882)	$4,800
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	509	241	1,611	613
Gain on foreign currency translation	(31)	(491)	(51)	(728)
Gain on sale of securities and loans	—	(1,289)	(2,099)	(10,672)
Gain on sale of real estate	(154)	—	(159)	—
Gain on sale of prepaid servicing credit	—	—	(1,530)	—
Equity in income of equity investees	(2,719)	(500)	(4,231)	(1,370)
Other	(237)	32	(882)	(253)
Change in:
Deferred income	417	980	726	980
Accrued interest receivable	16	(19)	64	57
Other assets	1,657	(325)	456	333
Accounts payable and accrued liabilities	(436)	(266)	2,616	946
Net cash used in operating activities	(87)	(1,083)	(8,361)	(5,294)
CASH FLOWS FROM INVESTING ACTIVITIES:
Repayments of securities available for sale	—	7,178	6,818	14,486
Investment in real estate	(799)	(1,987)	(2,433)	(1,987)
Investment in variable interest entity	(1,601)	—	(2,229)	—
Proceeds from sale of securities available for sale	—	1,844	29,090	13,835
Purchase of loans and discounted loans	(935)	—	(8,008)	(1,486)
Principal repayments on loans and discounted loans	115	289	1,169	782
Proceeds from sale of real estate	362	—	536	—
Proceeds from sale of prepaid servicing credit	—	—	1,530	—
Investment in and loans to equity investees	—	—	—	(3,000)
Payments made in connection with the acquisition of subsidiary, net of cash acquired	—	(4,965)	—	(4,965)
Proceeds from investments in and loans to equity investees	4,429	3,042	4,429	5,942
Purchase of restaurant property plant and equipment	(293)	—	(1,077)	—
Other	(9)	54	18	(194)
Net cash provided by investing activities	1,269	5,455	29,843	23,413
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments under capital leases	(117)	(2,891)	(378)	(3,184)
Repayments on borrowings	(1,324)	(953)	(27,136)	(9,173)
Payment of obligation to purchase treasury stock	—	—	—	(1,399)
Proceeds from issuance of common stock	9	2	173	877
Investment in option to purchase stock	—	—	(592)	—
Investment in treasury stock	—	—	(1,710)	—
Dividend payments on common stock	(1,080)	(1,127)	(4,480)	(4,610)
Other	197	—	121	—
Net cash used in financing activities	(2,315)	(4,969)	(34,002)	(17,489)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(1)	2	16	(3)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,134)	(595)	(12,504)	627
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	8,237	15,727	19,607	14,505
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$7,103	$15,132	$7,103	$15,132
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$380	$523	$1,355	$1,722
Notes payable issued to settle obligation to purchase treasury stock	$—	$331	$—	$3,131
Cash paid for income taxes	$71	$232	$203	$361
Non-cash assets acquired	$—	$19,502	$—	$19,502
Non-cash liabilities assumed	$—	$14,537	$—	$14,537

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

In the Company’s opinion, all adjustments, comprised of normal recurring accruals necessary for the fair presentation of the interim financial statements, have been included in the accompanying consolidated financial statements.  Operating results for the nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Certain items in the previously reported consolidated financial statements were reclassified to conform to the September 30, 2004 presentation, none of which affected previously reported results of operations.

At September 30, 2004, certain Company officers and directors had, directly or indirectly, majority voting control of the Company.

NOTE 2 - SIGNIFICANT TRANSACTIONS

Fatburger Holdings, Inc.

On August 15, 2003, the Company acquired a controlling interest in Fatburger Holdings, Inc. (“Fatburger”), and began reporting the operations of Fatburger on a consolidated basis as of that date.  Fatburger operates or franchises 60 hamburger restaurants located in California, Nevada, Arizona, New Jersey, Colorado, Florida and Washington.  Franchisees currently own and operate 35 of the Fatburger locations and Fatburger has agreements for approximately 240 new franchise restaurants.  The terms of the original acquisition by the Company were amended on January 12, 2004 and May 12, 2004.  Initially, the Company made a $5.4 million investment and acquired approximately 83% of the voting control of Fatburger.  However, all but 15% of the ownership investment was redeemable by Fatburger.  On May 12, 2004, the Company contributed an additional $3.0 million, bringing its total investment to $8.4 million.  As a result of this transaction, the Company’s voting control of Fatburger was reduced to approximately 71%, but the Company retained a non-redeemable, fully diluted 47% ownership interest in Fatburger.  The Company’s investment consists of the purchase of convertible preferred stock (the “Series A Preferred”) and redeemable preferred stock (the “Series D Preferred”).

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

Mortgage-Backed Securities

During the nine months ended September 30, 2004, the Company sold four mortgage-backed securities for $29.1 million in cash.  As a result of these transactions, the Company recognized gains on the sale of securities of $2.1 million in the accompanying consolidated statement of operations.  As of September 30, 2004, the Company’s investment in mortgage-backed securities had decreased to less than $0.1 million.

Loans

During the nine months ended September 30, 2004, the Company purchased or funded four loans secured by real estate for a total of $8.0 million.  The current yield to the Company on these loans is approximately 17.6%.

Dividends

The Company has declared and paid a $0.13 per share dividend for each quarter of 2004.  The first quarter dividend was paid on March 1, 2004 to stockholders of record on February 20, 2004.  The second quarter dividend was paid on June 1, 2004 to stockholders of record on May 21, 2004.  The third quarter dividend was paid on September 1, 2004 to stockholders of record on August 18, 2004.  On October 20, 2004, the Company announced the declaration of a $0.13 per share fourth quarter dividend, payable on November 15, 2004 to stockholders of record on November 1, 2004.

Call Option

On April 26, 2004, the Company purchased a three year call option (the “Call Option”) from Andrew A. Wiederhorn.  At the time, Mr. Wiederhorn was the Company’s Chairman and Chief Executive Officer.  Currently, Mr. Wiederhorn is a director and Chief Strategic Officer under a leave of absence agreement.  The Call Option gives the Company the right, but not the obligation, to purchase 423,245 of the Company’s outstanding common stock (the “Option Shares”) from Mr. Wiederhorn for a purchase price of $3.99 per share.   The option may be exercised at any time during the three year option period.  The Company paid $750,000 ($1.77 per option share) for the Call Option.   The premium paid for the Call Option, together with the strike price, represented a premium to the Company’s book value per share and market price per share at the time the option was purchased.  In purchasing the Call Option, the Company and its directors considered the following factors:  (1) the potentially negative impact on the Company’s share price if the Option Shares were disposed of publicly; (2) the Company’s favorable liquidity position; (3) the potential reduction in the risk that shares are transferred in a transaction which would have an adverse impact on its NOL position; and (4) the reduction in the future expenditure of cash dividends by the Company once the Company exercises the Call Option.  The Board of Directors reviewed and approved the transaction to confirm that the transaction was in the best interest of the Company and its other stockholders.  As a result of the purchase of the Call Option, the Company recorded a direct reduction to stockholders’ equity of $592,000 and compensation expense of $158,000.

Treasury Stock Purchase

On April 28, 2004, the Company purchased 330,500 shares of its common stock from Clarence B. Coleman, who at the time was a greater than 10% shareholder.  The purchase price was $5.40 per share ($1.8 million) and the shares were added to treasury stock.  At the time, the purchase price represented a small premium to the Company’s book value per share and market price per share.  The Company and its directors considered the following factors:  (1) the potentially negative impact on the Company’s share price if the shares were disposed of publicly; (2) the Company’s favorable liquidity position; (3) the potential reduction in the risk that shares are transferred in a transaction which would have an adverse impact on its NOL position; and (4) the reduction in the future expenditure of cash dividends by the Company.  The Board of Directors reviewed and approved the transaction to confirm that the transaction was in the best interest of the Company and its other stockholders.  As a result of this transaction, the Company recorded treasury stock of $1.7 million and a charge to earnings of $0.1 million.

Leave of Absence Agreement

As the Company has previously disclosed, the Company’s former Chairman and Chief Executive Officer, Andrew Wiederhorn, and former President, Lawrence Mendelsohn, received letters from the United States Attorney’s Office for the District of Oregon (“USAODO”) in March 2001 advising them that they were targets of a grand jury investigation (the “CCL Investigation”) into the failure of Capital Consultants, L.L.C (“CCL”).

In August 2002, Mr. Mendelsohn resigned as President and Director of the Company. In November 2003, Mr. Mendelsohn entered into an agreement with the USAODO pursuant to which he plead guilty to filing a false 1998 personal tax return and agreed to cooperate in the CCL Investigation.

On June 3, 2004, the Company announced that Chief Executive Officer and Chairman of the Board Andrew Wiederhorn had entered into a settlement with the USAODO regarding its investigation into CCL (the “Settlement”) and would take a leave of absence from his corporate positions at FCCG.  Under the Settlement’s terms, Mr. Wiederhorn pled guilty on June 3, 2004 to two federal counts and was sentenced to 18-months incarceration and fined $2.0 million.  The charges to which Mr. Wiederhorn has pled guilty pursuant to the Settlement are not based upon any acts or omission to the Company or of Mr. Wiederhorn in his capacity as an officer or director of the Company.

On June 2, 2004, the Company and Mr. Wiederhorn entered into a leave of absence agreement.  In entering into Mr. Wiederhorn’s leave of absence agreement, the Board of Directors considered the nature of the statutes to which Mr. Wiederhorn pled and the fact that he relied on the advice of expert legal counsel and a national accounting firm.  The Board also believed it was important to assure Mr. Wiederhorn’s return to active involvement with the Company because of his expertise and knowledge and to preserve a significant business relationship and the value of the Company’s investments.

Mr. Wiederhorn is currently a director and Chief Strategic Officer of the Company.  Under the terms of the leave of absence agreement, Mr. Wiederhorn will continue to receive his regular salary and bonus pursuant to and as set forth in his employment agreement.  In addition, for the reasons stated in the agreement, the Company made a leave of absence payment to Mr. Wiederhorn in the amount of $2.0 million on June, 2, 2004.

Mr. Wiederhorn began his leave of absence on August 2, 2004 and is expected to remain in that status for a period of 14 to 18 months.  The accompanying consolidated financial statements reflect a charge to earnings of $4.8 million for the nine month period ending September 30, 2004.  This is comprised of the $2.0 million payment made on June 2, 2004 and the accrual of the expected salary and bonus relating to the leave of absence period.

Change in Auditor

On July 16, 2004, Ernst & Young LLP advised the Company that the firm would resign as the Company’s auditors upon completion of its review of the interim financial information for the second quarter of 2004 and filing of the Company’s quarterly report on Form 10-Q for the quarter ending June 30, 2004.  The resignation was not the result of disagreements with Ernst & Young LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. On September 7, 2004, the Company appointed UHY LLP as its independent auditor.  The decision to appoint UHY LLP was approved by the Audit Committee and the Board of Directors.

Nasdaq Delisting

Effective October 14, 2004, the Company’s Common Stock began trading in the over-the-counter (“OTC”) market on the OTC “pink sheets.”  Prior to that, the Company’s Common Stock was quoted on the Nasdaq National Market.  On July 20, 2004, the Company was notified by Nasdaq of a staff determination to delist the Company’s Common Stock effective July 29, 2004.  The Company challenged the staff determination and requested an oral hearing by a Listing Qualifications Panel to review the staff’s conclusions.  A hearing was held on September 9, 2004 and, on October 12, 2004, the Company was notified by Nasdaq that the Listing Qualifications Panel upheld the staff determination and the Company’s Common Stock was delisted from the Nasdaq National Market on October 14, 2004.  The Company has requested a review of the Listing Qualifications Panel’s decision by Nasdaq’s Listing and Hearing Review Council.  There can be no assurance that the Company’s appeal will be successful.

Bourne End

On August 6, 2004, an equity investee of the Company, Bourne End sold its Southend Shopping Center for approximately 28.0 million Great Britain pounds (“GBP”).  The Company’s share of the net gain on this transaction was $2.8 million.

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

The Company disputes the claim that a Change in Control Transaction has occurred as a result of the leave of absence of Mr. Wiederhorn.  The Company believes that the market value of its investment is greater than the amount of the buyback formula and intends to vigorously defend against these claims.  However, if the Company is unsuccessful in defending this position, an analysis of the economic effect of the buyback formula indicates that the Company would not incur a loss on the transaction.  As a result, no reserves are required due to the receipt of the notice.

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

Strouds Acquisition Corporation

On October 6, 2003, the Official Committee of Unsecured Creditors of Strouds Acquisition Corporation (“Strouds”) filed a lawsuit in the United States Bankruptcy Court which named the Company,

among others, as a defendant.  The lawsuit was amended on November 10, 2003 and limited the complaint against the Company solely in its capacity as collateral agent for certain secured creditors of Strouds Acquisition Corporation.  The lawsuit, as it pertained to the Company, sought reimbursement of the proceeds from approximately $3.0 million in funds received in October 2003, which the Company was holding as collateral agent for other secured creditors.  These funds were not included in the assets of the Company, but were being held in trust.  On July 1, 2004, the lawsuit was settled and the Company distributed the trust funds, net of legal reimbursements of $0.3 million, in accordance with the settlement agreement.  The Company received a general release from the parties and considers the matter closed.

Shareholder Derivative Complaint

On July 6, 2004, Jeff Allen McCoon, derivatively on behalf of the Company, filed a lawsuit in the Circuit Court for the State of Oregon (Multnomah County) which named the Company and all of its directors as defendants.  The lawsuit alleges that members of the Company’s Board of Directors breached their duties to the Company by entering into the leave of absence agreement with Andrew Wiederhorn.  The lawsuit generally seeks restitution of payments made under the leave of absence agreement plus attorney fees and costs.  The individual defendants have indemnity agreements with the Company and have asserted the right to indemnification from the Company under those indemnity agreements. This case is in the very early pleading stages and motions are pending against the complaint. The Company may incur expenses under the indemnity agreements and also may derive benefits if the plaintiff’s claims are successful. At this stage of the case, it is too early to predict the outcome with any certainty. The complaint is not specific as to the amount of damages it is seeking against the individual defendants, but it appears to seek at least the return of $2 million paid to Mr. Wiederhorn under the Leave of Absence Agreement.

Other

The Company is involved in various other legal proceedings occurring in the ordinary course of business which the Company believes will not have a material adverse effect on the consolidated financial condition or operations of the Company.

The Company may utilize a wide variety of off-balance sheet financial techniques to manage its risk.  In hedging the interest rate and/or exchange rate exposure of a foreign currency denominated asset or liability, the Company may enter into hedge transactions to counter movements in interest rates and foreign currencies.  These hedges may be in the form of currency and interest rate swaps, options, and forwards, or combinations thereof.

At September 30, 2004, the Company had no outstanding derivative instruments held for trading or hedging purposes.

The Company has operating leases for office and retail space which expire through 2012.  The leases provide for varying minimum annual rental payments including rent increases and free rent periods.

Future minimum rental payments, by year and in the aggregate, under noncancelable operating leases with initial or remaining terms of one year or more, consisted approximately of the following at September 30, 2004 (dollars in thousands):

2004	$722
2005	2,787
2006	2,329
2007	1,808
2008	1,273
Thereafter	3,308
Total minimum lease payments	$12,227

In order to facilitate the development of franchise locations, as of September 30, 2004, Fatburger had guaranteed the annual minimum lease payments of three restaurant sites owned and operated by franchisees.  The amount of the guarantees total approximately $1.9 million plus certain contingent rental payments as defined in the respective leases.  These leases expire at various times through 2008.

The Company did not have any other off balance sheet arrangements in place as of September 30, 2004.

NOTE 4 - GOODWILL AND OTHER INTANGIBLE ASSETS

Primarily due to the acquisition of Fatburger, the Company has goodwill in the amount of $7.5 million and other intangible assets in the amount of $5.5 million. In accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, goodwill is not amortized, but is subject to an annual impairment test, which is being performed as of August 15, 2004.  Since the acquisition of Fatburger by the Company, Fatburger has experienced operating losses and has funded its operations and expansion with limited liquidity.  The Company believes that these conditions are temporary in nature, however, should these conditions not be corrected, the Company may be required to recognize impairment losses on its recorded goodwill.  As of September 30, 2004, the Company was not aware of any events or changes in circumstances that would require the impairment of the recorded goodwill.

Summarized information for the Company’s acquired intangible assets as of September 30, 2004 is as follows (dollars in thousands):

Amortized intangible assets:

Franchise Agreements	$983
Other	503
Total amortized intangible assets	$1,486

Unamortized intangible assets:

Trademarks	$3,970

Trademarks, which have indefinite lives, are not subject to amortization.  All other intangible assets are amortized using the straight-line method over the estimated useful lives of the assets of five to fifteen years.  Estimated amortization expense for the remainder of 2004 and the five succeeding years is as follows (dollars in thousands):

2004	$60
2005	241
2006	239
2007	236
2008	236
2009	236

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

NOTE 5 – RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2003, the Accounting Standards Executive Committee (“AcSEC”) issued Statement of Position 03-3 (“SOP 03-3”), “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.” SOP 03-3 requires that the excess of contractual cash flows over cash flows expected to be collected not be recognized as an adjustment of yield, loss accrual, or valuation allowance. Subsequent increases in cash flows expected to be collected generally should be recognized prospectively through adjustment of the loan’s yield over its remaining life and decreases in cash flows expected to be collected should be recognized as impairment. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004 and is not expected to have a material effect on the Company’s consolidated financial position or results of operations

In March 2004, the FASB issued an exposure draft, “Share-Based Payment - An Amendment to FASB Statements No. 123 and 95,” which changes the requirements of stock option accounting. The exposure draft requires expense recognition of stock options and certain employee stock purchase plans in the statement of operations. A final standard is expected to be effective relative to the Company during the year ending December 31, 2005. Such stock option expensing would require the Company to value its employee stock option grants pursuant to an option valuation formula and then amortize that value against its earnings over the vesting period in effect for those options. The Company currently accounts for stock-based awards to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and have adopted the disclosure-only alternative of FASB Statement No. 123, “Accounting for Stock-Based Compensation.” If the Company is required to expense employee stock options in the future, the change in accounting treatment may adversely affect the Company’s future reported results of operations.

NOTE 6 – STOCK OPTIONS AND RIGHTS

The Company has adopted a non-qualified stock option plan (the “Option Plan”) which provides for options to purchase shares of the Company’s common stock.  The maximum number of shares of common stock that may be issued pursuant to options granted under the Option Plan is 3,500,000 shares.

The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for the Option Plan. Accordingly, no compensation expense has been recognized in the Consolidated Statements of Operations for grants under the Option Plan.  Had compensation expense for the Company’s Option Plan been determined based on the fair value at the grant date consistent with the methods of FASB Statement No. 123 “Accounting for Stock Based Compensation,” the Company’s net income and income per share for the nine months ended September 30, 2004 and 2003 would have been decreased to the pro forma amounts indicated below:

	Nine months ended September 30,
	2004	2003
	(dollars in thousands, except share data)
Net income (loss):
As reported	$(4,882)	$4,800
Pro forma compensation expense from stock based compensation, net of tax	(278)	(29)
Pro forma net income (loss)	$(5,160)	$4,771
Net income (loss) per common and common share equivalent:
Basic income per share:
As reported	$(0.58)	$0.56
Pro forma	$(0.61)	$0.55
Diluted income per share:
As reported	$(0.58)	$0.50
Pro forma	$(0.61)	$0.49

There were no options granted with exercise prices below the market value of the stock at the grant date. Fair values for 2004 were estimated using the Black-Scholes option-pricing model with the following weighted average assumptions used: 10% dividend yield, expected volatility of 86%, risk-free interest rate of 2.5% and expected lives of five years.

NOTE 7 – VARIABLE INTEREST ENTITIES

During the nine months ended September 30, 2004, the Company funded $2.3 million to two related Spanish entities formed to purchase, reposition and sell two apartment buildings in Barcelona, Spain.  Under the terms of the loan, the Company receives a preferred 30% return on its investment plus an 80% share in additional profits generated by the investment.  The investment meets the definition of a Variable Interest Entity (“VIE”)  under FASB Interpretation 46 (“FIN 46”) and the Company is the primary beneficiary of the VIE.  As a result, the assets and liabilities of the VIE have been consolidated into the accompanying consolidated financial statements as of September 30, 2004.

The VIE purchased the apartment buildings for $4.2 million.  The purchase was funded with bank loans totaling $1.4 million, the Company’s $2.3 million investment and a $0.4 million contribution from the project managers.  Neither the creditors nor the other beneficial interest holders have recourse to the Company with regard to this investment and, as a result, the maximum limit of the Company’s exposure to loss on this investment is $2.3 million.

As of September 30, 2004, the following assets and liabilities of the VIE were included in the accompanying consolidated statements of financial condition:

Investment in real estate, net	$4,198,000
Other assets	21,000
Borrowings and notes payable	1,467,000
Accrued expense and other liabilities	129,000
Minority interest	406,000

NOTE 8 – OPERATING SEGMENTS

The Company’s operating segments consist of (i) restaurant operations conducted through Fatburger Holdings, Inc. (“Fatburger”), (ii) commercial real estate mortgage brokerage activities conducted through George Elkins Mortgage Banking Company (“George Elkins”) and (iii) real estate, merchant banking and financing activities.  The following is a summary of each of the operating segments:

Restaurant Operations

Fatburger operates or franchises 60 hamburger restaurants located in California, Nevada, Arizona, New Jersey, Florida, Colorado and Washington.  The Company provided an investment and financing package for Fatburger which involved the acquisition of the 93% of the entire class of the Series A Preferred and the entire class of the Series D Preferred stock of Fatburger.  Currently, the Company owns approximately 71% of the voting control of Fatburger.  Fatburger has plans to open additional restaurants including expansion into Oregon, Louisiana, Georgia, New York, Ohio, Texas, Missouri, Kansas, Pennsylvania, West Virginia, Virginia, North Carolina, South Carolina, Washington D.C., British Columbia, Minnesota and Michigan.   Franchisees currently own and operate about 35 of the Fatburger locations.

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

During the nine months ended September 30, 2004, thirty-one individual Fatburger franchises were sold.  Five new restaurants were opened during the period, including two company-owned locations.  Royalty revenues were approximately $0.3 million and $0.9 million, respectively, for the three and nine month periods ended September 30, 2004.

Commercial Real Estate Mortgage Brokerage Operations

In May 2002, the Company purchased a 51% ownership interest in George Elkins, a California mortgage banking operation, which, in 2003, provided brokerage services related to the production of over $600 million in commercial real estate mortgages. George Elkins is headquartered in Los Angeles, with satellite offices located throughout the southern California area. As of September 30, 2004, the mortgage brokerage operation also manages a commercial loan servicing portfolio in excess of $700 million for various investors.  The Company earned mortgage servicing fees of $0.5 million during both the nine month periods ended September 30, 2004 and September 30, 2003, which are included in other revenue in the accompanying consolidated statements of operations.

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

Segment data for the nine months ended September 30, 2004, and 2003 are as follows (dollars in thousands):

	Merchant Banking, Real Estate and Finance		Mortgage Brokerage		Restaurant		Total
	2004	2003	2004	2003	2004	2003	2004	2003
Net Interest Income:
Loans	$1,431	$850	$—	$—	$—	$—	$1,431	$850
Loans to senior executives	138	162	—	—	—	—	138	162
Securities	616	1,983	—	—	—	—	616	1,983
Other investments	83	125	2	2	—	—	85	127
Total interest income	2,268	3,120	2	2	—	—	2,270	3,122
Interest expense	112	578	—	—	—	—	112	578
Net interest income	2,156	2,542	2	2	—	—	2,158	2,544

Real estate operations:
Operating revenue	3,083	2,965	—	—	—	—	3,083	2,965
Operating expense	(1,330)	(1,564)	—	—	—	—	(1,330)	(1,564)
Gain on sale of real estate	159	279	—	—	—	—	159	279
Interest expense	(843)	(1,040)	—	—	—	—	(843)	(1,040)
Depreciation	(489)	(461)	—	—	—	—	(489)	(461)
Total real estate operations	580	179	—	—	—	—	580	179

Restaurant operations:
Operating income	—	—	—	—	16,424	2,472	16,424	2,472
Cost of goods sold	—	—	—	—	(9,812)	(1,515)	(9,812)	(1,515)
Franchise and royalty fees	—	—	—	—	998	152	998	152
General and administrative costs	—	—	—	—	(7,946)	(901)	(7,946)	(901)
Interest Expense	—	—	—	—	(442)	(112)	(442)	(112)
Depreciation and amortization	—	—	—	—	(1,121)	(141)	(1,121)	(141)
Total restaurant operations	—	—	—	—	(1,899)	(45)	(1,899)	(45)

Other operating income:
Market valuations loss / impairment	—	—	—	—	—	—	—	—
Gain on sale of prepaid servicing credit	1,530	—	—	—	—	—	1,530	—
Equity in income of equity investees	4,231	1,370	—	—	—	—	4,231	1,370
Gain on sale of loans and securities	2,099	10,672	—	—	—	—	2,099	10,672
Loan origination fees	—	—	4,213	3,497	—	—	4,213	3,497
Other revenue	1,088	951	261	367	—	—	1,349	1,318
Total other operating income	8,948	12,993	4,474	3,864	—	—	13,422	16,857

Operating expenses:
Compensation and employee benefits	4,185	4,908	3,781	3,193	—	—	7,966	8,101
Leave of absence expense	4,750	—	—	—	—	—	4,750	—
Professional fees	1,934	1,415	29	124	—	—	1,963	1,539
Fees paid to related parties	365	—	—	—	—	—	365	—
Other	3,442	2,198	657	637	—	—	4,099	2,835
Total operating expenses	14,676	8,521	4,467	3,954	—	—	19,143	12,475

Net income (loss) before provisions	(2,992)	7,193	9	(88)	(1,899)	(45)	(4,882)	7,060
Provision for income taxes	—	2,152	—	—	—	108	—	2,260
Net income (loss)	$(2,992)	$5,041	$9	$(88)	$(1,899)	$(153)	$(4,882)	$4,800
Segment assets	$51,204	$91,557	$1,778	$2,989	$20,494	$20,260	$73,476	$114,806

Segment data for the three months ended September 30, 2004, and 2003 are as follows (dollars in thousands):

	Merchant Banking, Real Estate and Finance		Mortgage Brokerage		Restaurant		Total
	2004	2003	2004	2003	2004	2003	2004	2003
Net Interest Income:
Loans	$456	$534	$—	$—	$—	$—	$456	$588
Loans to senior executives	51	54	—	—	—	—	51	—
Securities	11	509	—	—	—	—	11	509
Other investments	13	35	1	1	—	—	14	36
Total interest income	531	1,132	1	1	—	—	532	1,133
Interest expense	—	160	—	—	—	—	—	160
Net interest income	531	972	1	1	—	—	532	973

Real estate operations:
Operating income	1,106	1,034	—	—	—	—	1,106	1,034
Gain on sale of real estate	154	—	—	—	—	—	154	—
Operating expense	(454)	(498)	—	—	—	—	(454)	(498)
Interest expense	(281)	(320)	—	—	—	—	(281)	(320)
Depreciation	(166)	(155)	—	—	—	—	(166)	(155)
Total real estate operations	359	61	—	—	—	—	359	61

Restaurant operations:
Operating revenue	—	—	—	—	5,673	2,472	5,673	2,472
Cost of goods sold	—	—	—	—	(3,274)	(1,515)	(3,274)	(1,515)
Franchise and royalty fees	—	—	—	—	349	152	349	152
General and administrative costs	—	—	—	—	(2,530)	(901)	(2,530)	(901)
Interest Expense	—	—	—	—	(97)	(112)	(97)	(112)
Depreciation and amortization	—	—	—	—	(377)	(141)	(377)	(141)
Total restaurant operations	—	—	—	—	(256)	(45)	(256)	(45)

Other operating income:
Market valuations loss / impairment	—	—	—	—	—	—	—	—
Gain on sale of prepaid servicing credit	—	—	—	—	—	—	—	—
Equity in income of equity investees	2,719	500	—	—	—	—	2,719	500
Gain on sale of loans and securities	—	1,289	—	—	—	—	—	1,289
Loan origination fees	—	—	1,839	1,244	—	—	1,839	1,244
Other revenue	462	602	14	123	—	—	476	725
Total other operating income	3,181	2,391	1,853	1,367	—	—	5,034	3,758

Operating expenses:
Compensation and employee benefits	907	1,203	1,536	1,080	—	—	2,443	2,283
Leave of absence expense	—	—	—	—	—	—	—	—
Professional fees	779	365	15	79	—	—	794	444
Fees paid to related parties	141	121	—	—	—	—	141	121
Other	1,168	542	232	253	—	—	1,400	795
Total operating expenses	2,995	2,231	1,783	1,412	—	—	4778	3,643

Net income (loss) before provisions	1,076	1,193	71	(44)	(256)	(45)	891	1,104
Provision for income taxes	—	442	—	—	—	108	—	550
Net income (loss)	$1,076	$751	$71	$(44)	$(256)	$(153)	$891	$554
Segment assets	$51,204	$91,557	$1,778	$2,989	$20,494	$20,260	$73,476	$114,806

NOTE 9– INCOME TAXES

As of September 30, 2004, the Company had, for U.S. Federal tax purposes, a net operating loss (“NOL”) carry forward of approximately $76.1 million, including $11.5 million relating to Fatburger. The Company’s NOL begins to expire in 2018. Fatburger’s NOL begins to expire in 2004 and is generally subject to an annual limitation under the Internal Revenue Code of 1986, Section 382, Limitation on Net Operating Loss Carryovers and Certain Built-In Losses Following Change in Control.  In addition, to the extent the Fatburger NOL is utilized, the recognition of the related tax benefits would first reduce goodwill related to the Fatburger acquisition, then other non-current intangible assets related to that acquisition, and then income tax expense in accordance with Statement on Financial Accounting Standards No. 109, Accounting for Income Taxes.

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

During the nine months ended September 30, 2004, a provision for income taxes was not required due to the tax net operating loss generated during the period.  During the nine months ended September 30, 2003, the Company recognized a provision for income taxes of $2.3 million.

NOTE 10 – SUBSEQUENT EVENTS

Dividends

On October 20, 2004, the Board of Directors declared a $0.13 per share dividend for the fourth quarter of 2004.  The dividend is payable on November 15, 2004 to shareholders of record on November 1, 2004.

Sale of Real Estate

Subsequent to September 30, 2004, the Company sold four stand-alone retail locations for a sales price of $2.3 million.  The proceeds from these sales consisted of $1.0 million in cash and a note receivable of $1.3 million.  Additionally, during October 2004, the Company received the final $1.1 million payment on a note receivable relating to the sale of real estate during 2000.

The Company is currently under contract to sell four additional free-standing retail locations for a combined sales price of $2.3 million.

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

GENERAL

Fog Cutter Capital Group Inc. (“FCCG” or the “Company”) focuses on the acquisition of assets where its expertise in intensive asset management and financial structuring can create value.

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

During 2003 and 2004, we redeployed a large portion of the capital generated through our sale of mortgage-backed securities and from cash distributions from our Bourne End subsidiary.  We used a portion of this capital to acquire voting control of Fatburger Holdings Inc. in August 2003 and further increased our investment in Fatburger in May 2004.  The expansion and success of Fatburger is currently one of our primary focuses.  Since our acquisition, Fatburger has opened 10 additional restaurant locations and currently has agreements for approximately 240 new franchise restaurants.

We have also been investing in special situation real estate loans, and funded four loans totaling $8.0 million during the nine months ended September 30, 2004.  Our special situation loans are generally secured by real estate and are typically short-term, with maturities ranging from 6 to 24 months. Due to the unique circumstances relating to these loans, the interest rate charged the borrower is significantly higher than conventional real estate lending.

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

Sale Recognition

During the nine months ended September 30, 2004, we completed the sale of substantially all of our mortgage-backed securities and may sell other assets, from time to time, in the future.  Our accounting policy calls for the recognition of sales of financial instruments, including mortgage-backed securities and loans, only when we have irrevocably surrendered control over these assets.  We do not retain any recourse or performance obligations with respect to our sales of assets.  Our sales were cash sales, and the cash proceeds were not contingent upon any future event.

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

Fatburger operates on a 52-week calendar and its fiscal year ends on the Sunday closest to December 31.  Consistent with the industry, Fatburger measures its stores’ performance based upon 7 day work weeks.  Using the 52-week cycle ensures consistent weekly reporting for operations and ensures that each week has the same days, since certain days are more profitable than others.  Accordingly, the accompanying consolidated financial statements reflect a Fatburger quarter end of September 26, 2004.

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

Any long-lived assets which the Company expects to sell or dispose of in the near term are stated at the lower of their carrying amounts or their fair value less the cost to sell, and are evaluated for impairment throughout the sales process.

RESULTS OF OPERATIONS — NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2003

NET INCOME.  Our net loss for the nine months ended September 30, 2004, was $4.9 million, or $0.57 per share, compared with a net income of $4.8 million, or $.56 per share, for the nine months ended September 30, 2003.  The net loss for the 2004 period is primarily attributable to operating expenses of $19.1 million and losses from restaurant operations of $1.9 million, partially offset by net interest income of $2.2 million, gain on sale of loans and securities of $2.1 million, loan brokerage fees of $4.2 million, equity in earnings of equity investees of $4.2 million, and gain on sale of a prepaid servicing credit of $1.5 million.

Operating expenses were higher than normal during the nine months ended September 30, 2004 primarily due to a $2.0 million leave of absence payment to Andrew Wiederhorn and the accrual of $2.4 million of future expenses associated with the leave of absence.

The net income for the 2003 period is primarily attributable to net interest income of $2.5 million, gain on sale of loans and securities of $10.7 million, and loan brokerage fees of $3.5 million, partially offset by other operating expenses of $12.5 million and provision for income taxes of $2.3 million.

The following sections describe the results of operations of our operating segments for the nine months ended September 30, 2004:

Restaurant Segment Operations

In August 2003, the Company completed an investment and financing package for Fatburger which involved the acquisition of Series A-1 Preferred and Series D Preferred stock of Fatburger.  As a result of our greater than 50% voting control, we began reporting the operations of Fatburger on a consolidated basis beginning August 15, 2003.

During the nine months ending September 30, 2004, we recognized a net loss from our restaurant segment of $1.9 million.  This was primarily the result of a gross margin (sales net of cost of goods sold) of $6.6 million and franchise and royalty revenue of $1.0 million, offset by general and administrative costs of $7.9 million, interest expense of $0.4 million, and depreciation and amortization of $1.1 million.  The Company’s strategy with respect to Fatburger is to increase the number of franchises, thus increasing the franchise fees and future royalty income to the operation.

During the approximately two months from acquisition through September 30, 2003, we recognized a net loss from our restaurant segment of $0.2 million.  This was primarily the result of a gross margin (sales net of cost of goods sold) of  $1.0 million and franchise and royalty revenue of $0.2 million, offset by general and administrative costs of $0.9 million, interest expense of $0.1 million, depreciation and amortization of $0.1 million and a provision for income taxes of $0.1 million.

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

We had break even operations from the commercial real estate brokerage segment for the nine months ended September 30, 2004, compared to a loss of $0.1 million during the 2003 period.  During the 2004 period, we recognized loan brokerage fees of $4.2 million, loan servicing and other revenue of $0.3 million, which was offset by compensation expense of $3.8 million and other operating expense of $0.7 million.  During the 2003 period, we recognized loan brokerage fees of $3.5 million, loan servicing and other revenue of $0.4 million, which were offset by compensation expense of $3.2 million and other operating expense of $0.8 million.

Merchant Banking, Real Estate and Finance Segment Operations

NET INTEREST INCOME.  Our net interest income for the nine months ended September 30, 2004 was $2.2 million, compared with $2.5 million for the nine months ended September 30, 2003.  These results reflect a reduction in interest income on securities of $1.4 million as the result of the sale or repayment of mortgage-backed securities.  This decrease was offset by an increase in interest income on loans (reflecting our increased investment in specialty real estate lending) of $0.6 million and a decrease in interest expense of $0.5 million as a result of our repayment of debt related to the mortgage-backed securities.  The following tables set forth information regarding the total amount of income from interest-earning assets and expense from interest-bearing liabilities and the resulting average yields and rates:

	For the Nine Months Ended September 30, 2004
	Average Balance	Interest Income (Expense)	Annualized Yield/Rate
	(dollars in thousands)
Interest-Earning Assets:

Loan portfolios (1)	$10,718	$1,569	19.5%
Mortgage-backed securities available for sale	16,677	616	4.9%
Other investments	11,503	83	1.0%
Total interest-earning assets	$38,898	$2,268	7.8%

Interest-Bearing Liabilities:

Borrowings (2)	$12,335	$(112)	1.2%
Total interest-bearing liabilities	$12,335	$(112)	1.2%

Net interest income before provision for loan losses/spread (3)		$2,156	6.6%
Net interest margin (4)			7.4%

(1)          Includes loans to senior executives.

(2)   Excludes borrowings related to investments in real estate.

(3)          Net interest spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.

(4)   Net interest margin represents net interest income divided by average interest-earning assets.

	For the Nine Months Ended September 30, 2003
	Average Balance	Interest Income (Expense)	Annualized Yield/Rate
	(dollars in thousands)
Interest-Earning Assets:

Loan portfolios (1)	$6,314	$1,012	21.4%
Mortgage-backed securities available for sale	53,750	1,983	4.9%
Other investments	14,309	125	1.2%
Total interest-earning assets	$74,373	$3,120	5.6%

Interest-Bearing Liabilities:

Borrowings (2)	$31,762	$(578)	2.4%
Total interest-bearing liabilities	$31,762	$(578)	2.4%

Net interest income before provision for loan losses/spread (3)		$2,542	3.2%
Net interest margin (4)			4.6%

(1)          Includes loans to senior executives.

(2)   Excludes borrowings related to investments in real estate.

(3)          Net interest spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.

(4)   Net interest margin represents net interest income divided by average interest-earning assets.

REAL ESTATE OPERATIONS.  Our real estate operations represent activity from our direct investment in commercial property, as well as the operations of our leasehold interest in freestanding retail buildings.  During the nine months ended September 30, 2004, we realized a net income from real estate operations of $0.6 million, compared with a net income from real estate operations of $0.2 million for the nine months ended September 30, 2003.

In October 2002, the Company assumed leasehold interests in 109 free-standing retail stores located throughout the United States.  We have sold or terminated 8 of the leasehold interests and purchased and retained the direct fee ownership interest in 20 of the retail buildings.  As a result, as of September 30, 2004 we owned 20 properties directly with a carrying value of $7.4 million.  Of the remaining leases, 36 were on terms and conditions that required capitalization of the obligation.  As of September 30, 2004, we had real estate subject to capital leases of $13.4 million and a related capital lease obligation of $12.3 million. The remaining 45 leases are classified as operating leases.  All of our subleases are accounted for as operating leases.

The properties are sublet to a broad tenant mix including convenience stores, shoe stores, video rental outlets, auto parts dealers, carpet retailers and other small businesses.  The retail properties cover approximately 460,000 square feet of retail space located in 24 states. The stores are free-standing, retail locations ranging from 4,500-7,000 square feet each.  The initial term of the leasehold interests has an average expiration of approximately 6 years.  However, the Company is entitled to exercise extension options which will allow the Company to control the properties for an additional 15 to 30 years.  As of September 30, 2004, there were vacancies in 10 of the retail buildings.

OTHER OPERATING INCOME.  Our other operating income was approximately $8.9 million for the nine months ended September 30, 2004.  This compares to other operating income of $13.0 million for the nine months ended September 30 2003.  The primary components of our net other operating income include the following:

Equity In Earnings Of Equity Investees.  We recognized our share of the earnings of equity investees in the amount of $4.2 million during the nine months ended September 30, 2004.  This compares to earnings of $1.4 million during the 2003 period.  In December 2000, we arranged and participated in the purchase of all of the outstanding capital stock of Bourne End Properties Ltd. (“Bourne End”) through a 26% owned Jersey, Channel Islands Company known as BEP Acquisitions (“BEP”).  Bourne End is a specialist investor in retail property located in the United Kingdom.  We account for this investment using the equity method, thereby recording our share of income and expense generated by BEP.  Equity in earnings of equity investees during the 2004 and 2003 periods are primarily the result of our investment in Bourne End.

Prepaid Loan Servicing Credit.  During the nine months ended September 30, 2004, we sold our Wilshire Credit Corporation (“WCC”) prepaid loan servicing credit (the “Loan Servicing Credit”) for $1.5 million in cash.  The Loan Servicing Credit was originally acquired by us in 1998, when we were an affiliate of WCC.  The Loan Servicing Credit may be used, subject to certain limitations, to pay for loan portfolio servicing activities performed by WCC.  As a result of the sale, we recognized a gain in the amount of $1.5 million.

Gain On The Sale Of Loans And Securities.  During the nine months ended September 30, 2004 and 2003, we sold loans and securities to unrelated third parties for approximately $29.1 million and $13.8 million, respectively, resulting in gains of approximately $2.1 million and $10.7 million, respectively.

OPERATING EXPENSES.  During the nine months ended September 30, 2004, operating expenses from our merchant banking, real estate and finance segment were comprised of compensation and employee benefits of $4.2 million, leave of absence expense of $4.8 million, professional fees of $1.9 million and other costs of $3.8 million.  The leave of absence expense consists of the $2.0 million leave of absence payment that was paid to Mr. Wiederhorn on June 2, 2004 and an accrual of $2.8 million which is expected to be paid during the period of the leave of absence.

During the nine months ended September 30, 2003, operating expenses from our merchant banking, real estate and finance segment were comprised of compensation and employee benefits of $4.9 million, professional fees of $1.4 million and other costs of $2.2 million.

RESULTS OF OPERATIONS — QUARTER ENDED SEPTEMBER 30, 2004 COMPARED TO QUARTER ENDED SEPTEMBER 30, 2003

NET INCOME.  Our net income for the quarter ended September 30, 2004 was $0.9 million, or $0.11 per share, compared with net income of $0.6 million, or $0.06 per share, for the quarter ended September 30, 2003.  The net income for the 2004 period is primarily attributable to net interest income of $0.5 million; equity in earnings of equity investees of $2.7 million, and loan brokerage fees of $1.8 million, partially offset by operating expenses of $4.8 million.

The net income for the 2003 period is primarily attributable to net interest income of $1.0 million; gain on sale of loans and securities of $1.3 million, equity in earnings of equity investees of $0.5 million, and loan brokerage fees of $1.2 million, partially offset by other operating expenses of $3.6 million and $0.6 million in provision for income taxes.

The following sections describe the results of operations of our operating segments for the three months ended September 30, 2004:

Restaurant Segment Operations

As a result of our voting control, we began reporting the operations of Fatburger on a consolidated basis beginning August 15, 2003.

During the three months ending September 30, 2004, we recognized a net loss from our restaurant segment of $0.3 million.  This was primarily the result of a gross margin (sales net of cost of goods sold) of  $2.4 million and franchise and royalty revenue of $0.3 million, offset by general and administrative costs of $2.5 million, interest expense of $0.1 million, and depreciation and amortization of $0.4 million.

During the approximately two months from acquisition through September 30, 2003, we recognized a net loss from our restaurant segment of $0.2 million.  This was primarily the result of a gross margin (sales net of cost of goods sold) of  $1.0 million and franchise and royalty revenue of $0.2 million, offset by general and administrative costs of $0.9 million, interest expense of $0.1 million, depreciation and amortization of $0.1 million and a provision for income taxes of $0.1 million.

Commercial Real Estate Mortgage Brokerage Segment Operations

The commercial real estate brokerage segment produced net income of $0.1 million for the three months ended September 30, 2004, compared to a loss of less than $0.1 million during the comparable 2003 period.  During the 2004 period, we recognized loan brokerage fees of $1.8 million, which was offset by compensation expense of $1.5 million and other operating expense of $0.2 million.  During the 2003 period, we recognized loan brokerage fees of $1.2 million, loan servicing and other revenue of $0.1 million, which was offset by compensation expense of $1.1 million and other operating expense of $0.3 million.

Merchant Banking, Real Estate and Finance Segment Operations

NET INTEREST INCOME.  Our net interest income for the quarter ended September 30, 2004 was $0.5 million, compared with $1.0 million for the quarter ended September 30, 2003.  The decrease is primarily attributable to a reduction in interest income on securities of $0.5 million as the result of the sale or repayment of mortgage-backed securities.  a decrease in interest expense of $0.2 million as a result of our repayment of debt related to the mortgage-backed securities.  The following tables set forth information regarding the total amount of income from interest-earning assets and expense from interest-bearing liabilities and the resulting average yields and rates:

	For the Quarter Ended September 30, 2004
	Average Balance	Interest Income (Expense)	Annualized Yield/Rate
	(dollars in thousands)
Interest-Earning Assets:

Loan portfolios (1)	$13,017	$507	15.6%
Mortgage-backed securities available for sale	29	11	151.7%
Other investments	7,241	13	0.7%
Total interest-earning assets	$20,287	$531	10.5%

Interest-Bearing Liabilities:

Borrowings (2)	$—	$—	—
Total interest-bearing liabilities	$—	$—	—

Net interest income before provision for loan losses/spread (3)		$531	10.5%
Net interest margin (4)			10.5%

(1)   Includes loans to senior executives.

(2)   Excludes borrowings related to investments in real estate.

(3)   Net interest spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.

(4)   Net interest margin represents net interest income divided by average interest-earning assets.

	For the Quarter Ended September 30, 2003
	Average Balance	Interest Income (Expense)	Annualized Yield/Rate
	(dollars in thousands)
Interest-Earning Assets:

Loan portfolios (1)	$6,562	$588	35.8%
Mortgage-backed securities available for sale	45,453	509	4.5%
Other investments	15,153	35	1.00%
Total interest-earning assets	$67,168	$1,132	6.8%

Interest-Bearing Liabilities:

Borrowings (2)	$26,966	$(160)	2.4%
Total interest-bearing liabilities	$26,966	$(160)	2.4%

Net interest income before provision for loan losses/spread (3)		$972	4.4%
Net interest margin (4)			5.8%

(1)   Includes loans to senior executives.

(2)   Excludes borrowings related to investments in real estate.

(3)   Net interest spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.

(4)   Net interest margin represents net interest income divided by average interest-earning

REAL ESTATE OPERATIONS.  Our real estate operations represent activity from our investment in various office buildings, retail stores, and other commercial property.  During the quarter ended September 30, 2004, we realized net income of $0.5 million from real estate operations, compared with net income of $0.1 million for the quarter ended September 30, 2003.

OTHER OPERATING INCOME.  Our other operating income was approximately $3.2 million for the three months ended September 30, 2004.  This compares to other operating income of $2.4 million for the three months ended September 30, 2003.  The primary components of our other operating income include the following:

Equity in Earnings of Equity Investees.  We recognized our share of the earnings of equity investees in the amount of $2.7 million during the three months ended September 30, 2004.  This compares to earnings of $0.5 million during the comparable 2003 period.  Equity in earnings of equity investees during the 2004 and 2003 periods are primarily the result of our investment in Bourne End.

Gain on the Sale of Loans and Securities.  There were no sales of loans or securities during the three months ended September 30, 2004.  During the three months ended September 30, 2003, we sold loans and securities to unrelated third parties for approximately $1.8 million resulting in gains of approximately $1.3 million.

OPERATING EXPENSES.  During the three months ended September 30, 2004, operating expenses from our merchant banking, real estate and financial segment were comprised of compensation and employee benefits of $0.9 million, professional fees of $0.8 million and other costs of $1.3 million.

 During the three months ended September 30, 2003, operating expenses were comprised of compensation and employee benefits of $1.2 million, professional fees of $0.4 million and other costs of $0.7 million.

CHANGES IN FINANCIAL CONDITION

GENERAL.  Total assets decreased from approximately $109.0 million at December 31, 2003 to approximately $73.5 million at September 30, 2004.  Total liabilities decreased from approximately $63.6 million at December 31, 2003 to approximately $39.1 million at September 30, 2004.  The decline in total assets and liabilities was primarily the result of sales of our mortgage-backed securities and repayment of the related borrowings.  Stockholders’ equity decreased by approximately $11.0 million resulting primarily from our net loss of $4.9 million, dividends declared of $3.3 million, the purchase of treasury stock of $1.7 million and purchase of a call option of $0.6 million.

SECURITIES AVAILABLE FOR SALE.  The balance of mortgage-backed securities available for sale decreased from $35.5 million at December 31, 2003 to less than $0.1 million at September 30, 2004.  The decrease was primarily the result of the sale of mortgage-backed securities with a carrying value of $29.1 million and cash repayments of securities of $6.9 million, partially offset by increases in market value of $1.4 million.

LOAN PORTFOLIO.  We invest in special situation loans, generally secured by real estate.  These loans are typically short-term, with maturities ranging from 6 to 24 months.  Due to the unique circumstances relating to the loans, the interest rate charged the borrower is significantly higher than conventional real estate lending.  As of September 30, 2004, our special situation loan portfolio consisted of seven individual loans with a combined carrying value of $10.4 million.  Six of the seven loans are secured by real estate consisting of multi-family, commercial or single-family properties located in California, Texas, Maine, and Nevada.  One loan is secured by all of the stock and assets of a commercial manufacturing business.  The loans have a weighted average interest rate, excluding fees, of 14.5% and a weighted average maturity of six months.

During the nine months ended September 30, 2004, our loan portfolio increased by approximately $6.7 million.  This was primarily the result of the acquisition of four new loans with a carrying value totaling $7.7 million.  As of September 30, 2004, two of the Company’s loans totaling $2.0 million had been restructured to provide additional time for repayment by the borrowers in exchange for various extension fees or other new terms.  As a result, these loans were considered impaired for accounting purposes, however, no impairment reserves were required on these loans due to management’s expectation that the carrying amounts will be collected.

INVESTMENTS IN REAL ESTATE.  Investments in real estate increased by $5.4 million during the nine months ended September 30, 2004.  The increase was primarily due to the purchase of the fee interest in two freestanding retail buildings for $0.4 million, the purchase of two apartment buildings in Barcelona, Spain for $4.2 million and capital improvements of $1.7 million, partially offset by the sale of two properties for $0.4 million and depreciation of $0.5 million.

LOANS TO SENIOR EXECUTIVES.  Prior to the passage of the Sarbanes-Oxley Act of 2002, we had an employment agreement with Mr. Wiederhorn which allowed him to borrow a specified maximum amount from us to purchase shares of the Company’s Common Stock in the open market.  The resulting loans are full recourse, secured loans bearing interest at the prime rate.  At September 30, 2004, in addition to the $2 million loan to Mr. Wiederhorn described below, we had outstanding loans to
Mr. Wiederhorn, including accrued interest, of approximately $1.0 million.  The Company is not obligated to make additional advances on loans under the current employment agreement.  The loans to Mr. Wiederhorn are further described as follows:

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

INVESTMENT IN BOURNE END.  In December 2000, we organized and led a group of investors to purchase all of the outstanding capital stock of Bourne End, a specialist investor in retail property.  At the time of the acquisition, Bourne End had approximately GBP 169.6 million of assets and GBP 123.1 million of debt.  The real estate assets consisted of 1.7 million square feet in fifteen shopping centers located in the United Kingdom.  As of September 30, 2004, Bourne End had sold fourteen of the original fifteen shopping centers.  The sales are consistent with the investor group’s strategy to reposition each of the centers, including selected new capital expenditures on existing space and new development on excess or adjoining land, with the ultimate goal of reselling the properties.

Bourne End is in the process of selling its last remaining shopping center, which it hopes to sell within the next 12 months.  At that point, Bourne End is expected to be liquidated and we will receive our share of any remaining assets or proceeds of Bourne End.

Our investment in Bourne End decreased by $0.2 million to $2.0 million at September 30, 2004.  The decrease was primarily the result of our receipt of cash distributions from Bourne End of $4.4 million, partially offset by the recognition of $4.2 million our share of the earnings of Bourne End.

RESTAURANT PROPERTY, PLANT AND EQUIPMENT, NET.  Our investment in restaurant property, plant and equipment, net of depreciation, increased $0.1 million during the nine months ended September 30, 2004 to a balance of $6.0 million.  The increase was primarily the result of approximately $1.1 million of additions to equipment, furniture and fixtures relating to new restaurant openings, less depreciation expense of approximately $1.0 million, during the period.

INTANGIBLE ASSETS, NET.  Primarily as a result of the acquisition and consolidation of Fatburger, as of September 30, 2004 we had intangible assets, net of amortization, of $5.5 million.  This consisted of trademark rights of approximately $4.0 million, franchise agreements of approximately $1.0 million and other miscellaneous intangible assets of $0.5 million.  Intangible assets decreased $0.1 million during the nine months ended September 30, 2004 primarily as the result of amortization expense.

GOODWILL.  Primarily as a result of the acquisition and consolidation of Fatburger, we had recorded goodwill of $7.5 million as of September 30, 2004.

OTHER ASSETS.  At September 30, 2004, the Company’s other assets consisted of the following (dollars in thousands):

Capitalized deferred compensation	$971
Prepaid expenses	370
Rent receivable	333
Investment in operating leases	329
Mortgage servicing rights	256
Other	1,701
Total	$3,960

The capitalized deferred compensation included in other assets relates to the acquisition of George Elkins.  In conjunction with the acquisition, certain employees of George Elkins entered into long-term employment agreements.  These employees received payments totaling $1.9 million which we capitalized as deferred compensation.  The employees are obligated to perform under the employment agreements and must repay any unearned deferred compensation payments upon early termination.  The deferred compensation is earned ratably over the terms of the employment agreements, and we are amortizing the $1.9 million investment over the remaining terms, which range from 8 to 32 months.

REPURCHASE AGREEMENTS, BORROWINGS AND NOTES PAYABLE.  Our repurchase agreements, borrowings and notes payable decreased $25.6 million during the nine months ended September 30, 2004 to an ending balance of $7.5 million.  This was primarily the result of the repayment of repurchase agreements upon the sale of mortgage-backed securities.

OBLIGATIONS UNDER CAPITAL LEASES.  Obligations under capital leases decreased approximately $0.3 million during the nine months ended September 30, 2004.  This decrease was primarily the result of the scheduled amortization of the obligations.

DEFERRED INCOME.  Franchise fee revenue from the sales of individual Fatburger franchises is recognized only when all material services or conditions relating to the sales have been substantially performed or satisfied.  The completion of training and the opening of a location by the franchisee constitute substantial performance.  Fatburger charges $40,000 per location in franchise fees.  One-half of the fees are collected in cash at the time the franchise rights are granted and the balance is collected at the time the lease for the location is executed. Nonrefundable deposits collected in relation to the sale of franchises are recorded as deferred franchise fees until the completion of training and the opening of the restaurant, at which time the franchise fee revenue is recognized.  As of September 30, 2004, our deferred income relating to the collection of unearned Fatburger franchise fees was $4.4 million, an increase of $0.7 million from December 31, 2003.  The increase was primarily the result of the collection of nonrefundable deposits on new franchises.  As of September 30, 2004, nearly all of the deferred income was comprised of the initial $20,000 non-refundable deposit received per location and the balance of the franchise fee will be collected in cash as leases on these locations are signed.

DEFERRED INCOME TAXES.  Our deferred income taxes decreased $1.1 million to $5.9 million at September 30, 2004.  This was primarily the result of a decrease in the accrued taxes associated with unrealized gains on mortgage-backed securities.  As of September 30, 2004, we had, for U.S. Federal tax purposes, a net operating loss (“NOL”) carryforward of approximately $76.1 million, including $11.5 million relating to Fatburger.  The NOL carryforward may reduce the future cash payment of the deferred income tax liability.  Our NOL begins to expire in 2018.  Fatburger’s NOL begins to expire in 2004 and is generally subject to an annual limitation under the Internal Revenue Code of 1986, Section 382, Limitation on Net Operating Loss Carryovers and Certain Built-In Losses Following Change in Control.  In addition, to the extent the Fatburger NOL is utilized, the recognition of the related tax benefits would first reduce goodwill related to Fatburger acquisition, then other non-current intangible assets related to that acquisition, and then income tax expense in accordance with Statement on Financial Accounting Standards No. 109, Accounting for Income Taxes.

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

STOCKHOLDERS’ EQUITY.  Stockholders’ equity decreased by approximately $11.0 million resulting primarily from our net loss of $4.9 million, purchase of treasury stock of $1.7 million, the purchase of a call option on the Company’s stock of $0.6 million and dividends declared of $3.3 million.

In April 2004 we purchased 330,500 shares of our common stock from a stockholder.  The purchase price was $5.40 per share and the shares were placed in treasury.

In April 2004 we purchased a three year call option (the “Call Option”) from Andrew A. Wiederhorn, the Company’s former Chairman and Chief Executive Officer and current Chief Strategic Officer.  The Call Option gives us the right, but not the obligation, to purchase 423,245 of the Company’s outstanding common stock (the “Option Shares”) from Mr. Wiederhorn for a purchase price of $3.99 per share.  The option may be exercised at any time during the three year option period.  We paid $750,000 ($1.77 per option share) for the Call Option.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund restaurant operations and other businesses, engage in loan acquisition and lending activities, and for other general business purposes.  The primary sources of funds for liquidity during the nine months ended September 30, 2004, consisted of net cash provided by investing activities, including interest and principal payments related to our mortgage-backed securities portfolio, the sale of mortgage-backed securities and distributions from Bourne End.  As of September 30, 2004, we had cash and cash equivalents of $7.1 million, which we believe will be sufficient to meet our current liquidity requirements.

Our borrowings and the availability of further borrowings are substantially affected by, among other things, changes in interest rates, or decreases in credit quality of our underlying assets.  Fluctuations in interest rates will continue to impact our net interest income to the extent our fixed rate assets are funded by variable rate debt or our variable rate assets reprice on a different schedule or in relation to a different index than any floating rate debt which in turn could impact potential returns to shareholders.  The impact of borrowings on the Company has become less significant as it sold its mortgage-backed securities portfolio.

At September 30, 2004, we had total consolidated secured indebtedness of $20.4 million, as well as $18.7 million of other liabilities. The consolidated secured indebtedness consisted of (i) $12.7 million outstanding of obligations under capital leases maturing between 2010 and 2040 which are primarily secured by real estate, (ii) long-term debt of Fatburger of $6.2 million secured by substantially all of the assets of Fatburger and (iii) borrowings secured by an apartment building in Barcelona, Spain in the amount of $1.5 million.  None of this indebtedness had terms which allowed the lender to request additional collateral if the value of the underlying collateral declined.

If our existing liquidity position were to prove insufficient, and we were unable to repay, renew or replace maturing indebtedness on terms reasonably satisfactory to us, we may be required to sell (potentially on short notice) a portion of our assets, and could incur losses as a result.  Also, Fatburger is involved in a nationwide expansion of franchise locations, which will require significant liquidity.  If Fatburger or its franchisees are unsuccessful in obtaining credit lines sufficient to fund this expansion, the timing of restaurant openings may be delayed.

Historically, we have regularly sold assets as a normal, recurring part of our operations.  However, excluding the sale of assets from time to time, we would have been operating with negative cash flow, since many of our assets do not generate current cash flows sufficient to cover current operating expenses.  We believe that our existing sources of funds will be adequate for purposes of meeting our liquidity needs; however, there can be no assurance that this will be the case.  Greater demands for liquidity at our operating subsidiaries, including Fatburger and our real estate operations, or material decreases in monthly cash receipts, generally would negatively impact our liquidity.  On the other hand, improvements in cash flow from our operating subsidiaries or real estate investments, or a decrease in operating expense would positively affect our liquidity.

Effective October 14, 2004, our Common Stock began trading in the over-the-counter (“OTC”) market on the OTC “pink sheets.”  Prior to that, our Common Stock was quoted on the Nasdaq National Market.  On July 20, 2004, we were notified by Nasdaq of a staff determination to delist the Company’s Common Stock effective July 29, 2004.  We challenged the staff determination and requested an oral hearing by a Listing Qualifications Panel to review the staff’s conclusions.  A hearing was held on September 9, 2004, and, on October 12, 2004, we were notified by Nasdaq that the Listing Qualifications Panel upheld the staff determination and the Company’s Common Stock was delisted from the Nasdaq National Market on October 14, 2004.  We have requested a review of the Listing Qualifications Panel’s decision by Nasdaq’s Listing and Hearing Review Council.

Trading of our Common Stock in the OTC pink sheets may reduce the liquidity of the our Common Stock compared to quotation on the Nasdaq National Market.  Also, the coverage of the Company by security analysts and media could be reduced, which could result in lower prices for the our Common Stock than might otherwise prevail and could also result in increased spreads between the bid and ask prices for the our Common Stock.  Additionally, certain investors will not purchase securities that are not quoted on the Nasdaq Stock Market, which could materially impair our ability to raise funds through the issuance of Common Stock or other securities convertible into Common Stock.

In addition, if the trading price of the our Common Stock is less than $5.00 per share, trading in our Common Stock could also be subject to the requirements of Rule 15g-9 promulgated under the Securities Exchange Act of 1934, as amended.  Under that Rule, brokers and dealers who recommend such low priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements, including a requirement that they make an individualized written suitability determination for the purchaser and receive the purchaser’s written consent prior to any transaction.  The Securities Enforcement Remedies and Penny Stock Reform Act of 1990 also requires additional disclosure in connection with any trades involving a stock defined as a penny stock (generally, according to regulations adopted by the SEC, any equity security not traded on an exchange or quoted on Nasdaq that has a market price of less than $5.00 per share, subject to certain exceptions), including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith.  Such requirements could severely limit the market liquidity of our Common Stock.  There can be no assurance that our Common Stock will not become treated as penny stock.

CONTRACTUAL OBLIGATIONS

Since December 31, 2004, our expected payments under contractual obligations decreased materially due primarily to the repayment of $25.3 million of short-term repurchase agreements upon the sale of mortgage-backed securities.  Additionally, Fatburger refinanced approximately $5.4 million in debt, which reduced the interest rate and lengthened the maturity of the debt.  The following table provides information on the amounts of payments due under contractual obligations as of September 30, 2004 (dollars in thousands):

	Payments due by Period
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Borrowings and notes payable	$7,699	$371	$2,510	$826	$3,992
Interest payments on borrowings and notes payable	3,212	312	613	539	1,748
Obligations under capital leases (1)	35,085	1,683	3,344	3,190	26,868
Obligations under operating leases	12,227	2,812	4,382	2,043	2,990
Obligations under employment contracts	2,726	2,463	263	—	—
Purchase obligations (2)	447	447	—	—	—
Total	$61,396	$8,088	$11,112	$6,598	$35,598

(1)   The amount of imputed interest to reduce the minimum capital lease payments to present value is $22.4 million using an effective interest rate of 8.5%.

(2)   As of September 30, 2004, Fatburger was under contract to purchase advertising for $0.4 million.

OFF BALANCE SHEET ARRANGEMENTS

In order to facilitate the development of franchise locations, as of September 30, 2004, Fatburger had guaranteed the annual minimum lease payments of three restaurant sites owned and operated by franchisees.  The amount of the guarantees approximate $1.9 million plus certain contingent rental payments as defined in the respective leases.  These leases expire at various times though 2008.

We did not have any other off balance sheet arrangements in place as of September 30, 2004.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices, and equity prices.  We have some exposure to foreign currency fluctuations (approximately 15% of the Company’s equity is invested in assets located in Europe at September 30, 2004).

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

The following table quantifies the potential changes in net interest income and net portfolio value as of September 30, 2004 should interest rates go up or down (shocked) by 100 or 200 basis points, assuming the yield curves of the rate shocks will be parallel to each other and instantaneous. Net portfolio value is calculated as the sum of the value of off-balance sheet instruments and the present value of cash in-flows generated from interest-earning assets net of cash out-flows in respect of interest-bearing liabilities. The cash flows associated with the loan portfolios and securities available for sale are calculated based on prepayment and default rates that vary by asset but not by changes in interest rates. Projected losses, as well as prepayments, are generated based upon the actual experience with the subject pool, as well as similar, more seasoned pools. To the extent available, loan characteristics such as loan-to-value ratio, interest rate, credit history and product types are used to produce the projected loss and prepayment assumptions that are included in the cash flow projections of the securities.  The following table applies the U.S. Treasury yield curve generally for assets and LIBOR for repurchase agreement liabilities and assume a uniform change in both rates.  The table assumes that changes in interest rates occur instantaneously.  Actual results could differ significantly from those estimated in the table.

Projected Percent Change In
Change in Interest Rates (1)	Net Interest Income	Net Portfolio Value	Change in Annual Net Interest Income	Change in Net Portfolio Value
-200 Basis Points	-5.1%	-4.0%	$(72,000)	$(1,369,000)
-100 Basis Points	-4.4%	-1.9%	$(63,000)	$(654,000)
0 Basis Points	0.0%	0.0%	$—	$—
100 Basis Points	5.7%	1.8%	$81,000	$600,000
200 Basis Points	11.3%	3.4%	$161,000	$1,149,000

(1)           Assumes that uniform changes occur instantaneously in both the yield on 10-year U.S. Treasury notes and the interest rate applicable to U.S.  dollar deposits in the London interbank market.

The following table sets forth information as to the type of funding used to finance the Company’s assets as of September 30, 2004.  As indicated in the table, a large percentage of the Company’s fixed-rate assets are currently not financed and the Company’s variable-rate assets are generally funded by variable-rate liabilities.

Assets and Liabilities

As of September 30, 2004

(dollars in thousands)

	Basis Amount	Coupon Type	Liability	Type
Interest-Bearing Assets

Fixed-rate asset, financed floating	$—	Fixed	$—	LIBOR
Fixed-rate assets, no financing	12,427	Fixed	—	None
Variable-rate, financed variable	—	1 TCM (1)	—	LIBOR
Variable-rate assets, no financing	975	Prime	—	None
Cash and cash equivalents	7,103	N/A	—	None
Subtotal	20,505		—

Other Assets

Investments in real estate	28,009	N/A	14,151	Fixed
Investment in BEP	1,969	N/A	—	None
Restaurant property, plant and equipment	6,036	N/A	6,232	Fixed
Intangible assets, net	5,456	N/A	—	None
Goodwill	7,541	N/A	—	None
Other	3,960	N/A	—	None
Subtotal	52,971		20,383

Liability Only

Deferred income	—		4,426	None
Deferred income taxes	—		5,880	None
Other	—		8,417	None
Total	$73,476		$39,106

(1)   1 TCM means the one year Treasury Constant Maturity Index.

Asset and liability management involves managing the timing and magnitude of the repricing of assets and liabilities.  It is our objective to attempt to control risks associated with interest rate movements.  Asset and liability management can utilize a wide variety of off-balance sheet financial techniques to assist it in the management of interest rate risk.  For example, in hedging the interest rate and exchange rate exposure of a foreign currency denominated asset or liability, we may enter into hedge transactions to counter movements in the different currencies as well as interest rates in those currencies.  These hedges may be in the form of currency and interest rate swaps, options, and forwards, or combinations thereof.  No such interest rate techniques were in use as of September 30, 2004.

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

The following table sets forth the estimated contractual maturity or repricing of our interest-earning assets and interest-bearing liabilities at September 30, 2004.

As of September 30, 2004

(dollars in thousands)

	Within 3 Months	4 to 12 Months	One Year to 3 Years	More than 3 Years	TOTAL
Interest-sensitive assets(1):
Cash and cash equivalents	$7,103	$—	$—	$—	$7,103
Securities available for sale	—	—	—	10	10
Loans	2,711	862	6,844	—	10,417
Loans to senior executives	—	975	—	2,000	2,975
Total rate-sensitive assets	$9,814	$1,837	$6,844	$2,010	$20,505

Interest-sensitive liabilities :
Borrowings and notes payable	$5,650	$1,467	$—	582	$7,699
Obligations under capital leases	126	378	1,008	11,172	12,684
Total rate-sensitive liabilities	$5,776	$1,845	$1,008	$11,754	$20,383
Interest rate sensitivity gap	4,038	(8)	5,836	(9,744)
Cumulative interest rate sensitivity gap	4,038	4.030	9,866	122
Cumulative interest rate sensitivity gap as a percentage of total rate-sensitive assets	20%	20%	48%	1%

(1)   Real estate property holdings are not considered interest rate sensitive.

ITEM 4.  CONTROLS AND PROCEDURES

(A)  Evaluation of disclosure controls and procedures.  Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities and Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report, have concluded that our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to us by others within these entities.

(B)  Changes in internal control over financial reporting.  There were no significant changes in our internal control over financial reporting that occurred during our third fiscal quarter of 2004 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

(C)  Reportable Conditions – Fatburger.  Prior to our acquisition of Fatburger, the independent auditors, Ernst & Young LLP, determined that Fatburger had significant deficiencies in internal control which may affect its ability to record, process, summarize and report financial data.  While not constituting a material weakness, as of September 30, 2004, the deficiencies had not been fully resolved by Fatburger.  The issues were as follows:

•      A lack of sufficient resources in the accounting department to handle the day-to-day transactions and record all adjustments for the financial statements.

•      A lack of sufficient controls over the information reported to Fatburger from the franchisees, which may result in a misstatement of royalty income.

Subsequent to our acquisition, Fatburger hired highly qualified individuals to serve as chief financial officer and as corporate controller.  Additional accounting staff positions have also been filled.  The management of Fatburger is in the process of testing and implementing an integrated point of sale information system which will provide the basis for controls relating to the information from all restaurants, including franchisee operated locations.  The Company believes that both of the reportable conditions will be resolved in the near future.

FORWARD-LOOKING STATEMENTS

CERTAIN STATEMENTS CONTAINED HEREIN AND CERTAIN STATEMENTS CONTAINED IN FUTURE FILINGS BY THE COMPANY WITH THE SEC MAY NOT BE BASED ON HISTORICAL FACTS AND ARE “FORWARD-LOOKING STATEMENTS” WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED.  FORWARD-LOOKING STATEMENTS WHICH ARE BASED ON VARIOUS ASSUMPTIONS (SOME OF WHICH ARE BEYOND THE COMPANY’S CONTROL) MAY BE IDENTIFIED BY REFERENCE TO A FUTURE PERIOD OR PERIODS, OR BY THE USE OF FORWARD-LOOKING TERMINOLOGY, SUCH AS “MAY,” “WILL,” “BELIEVE,” “EXPECT,” “ANTICIPATE,” “CONTINUE,” OR SIMILAR TERMS OR VARIATIONS ON THOSE TERMS, OR THE NEGATIVE OF THOSE TERMS.  ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE SET FORTH IN FORWARD-LOOKING STATEMENTS DUE TO A VARIETY OF FACTORS, INCLUDING, BUT NOT LIMITED TO, THOSE RELATED TO THE ECONOMIC ENVIRONMENT, PARTICULARLY IN THE MARKET AREAS IN WHICH THE COMPANY OPERATES, THE FINANCIAL AND SECURITIES MARKETS AND THE AVAILABILITY OF AND COSTS ASSOCIATED WITH SOURCES OF LIQUIDITY, COMPETITIVE PRODUCTS AND PRICING, THE REAL ESTATE MARKET, FISCAL AND MONETARY POLICIES OF THE U.S. GOVERNMENT, CHANGES IN PREVAILING INTEREST RATES, ACQUISITIONS AND THE INTEGRATION OF ACQUIRED BUSINESSES, PERFORMANCE OF RETAIL/CONSUMER MARKETS, DETERIORATION IN CONSUMER CREDIT, CREDIT RISK MANAGEMENT, ASSET/LIABILITY MANAGEMENT, THE IMPACT OF ONGOING LITIGATION, AND THE IMPACT OF THE SETTLEMENT OF THE INVESTIGATION OF THE COMPANY’S CHIEF EXECUTIVE OFFICER.  EXCEPT AS MAY BE REQUIRED BY LAW, THE COMPANY DOES NOT UNDERTAKE, AND SPECIFICALLY DISCLAIMS ANY OBLIGATION, TO PUBLICLY RELEASE THE RESULTS OF ANY REVISIONS WHICH MAY BE MADE TO ANY FORWARD-LOOKING STATEMENTS TO REFLECT THE OCCURRENCE OF ANTICIPATED OR UNANTICIPATED EVENTS OR CIRCUMSTANCES AFTER THE DATE OF SUCH STATEMENTS.

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

In August 2002, Mr. Mendelsohn resigned as President and Director of the Company. In November 2003, Mr. Mendelsohn entered into an agreement with the USAODO pursuant to which he pled guilty to filing a false 1998 personal tax return and agreed to cooperate in the CCL Investigation.

On June 3, 2004 the Company announced that Chief Executive Officer and Chairman of the Board Andrew Wiederhorn had entered into a settlement with the USAODO regarding its investigation into CCL (the “Settlement”) and would take a leave of absence from his corporate positions at the Company.

Under the Settlement’s terms, Mr. Wiederhorn pled guilty on June 3, 2004 to two federal counts and was sentenced to 18 months incarceration and fined $2.0 million.  The first count, a violation of an ERISA provision, involved a federal law that required no criminal intent and for which his reliance on the advice of counsel was not a defense. The second count related to a violation involving a deduction on a personal tax return.  The deduction was structured and approved by Mr. Wiederhorn’s tax advisors and did not reduce Mr. Wiederhorn’s tax liability or reduce the government’s tax collections.  The charges to which Mr. Wiederhorn has pled guilty pursuant to the Settlement are not based upon any acts or omission of the Company or of Mr. Wiederhorn in his capacity as an officer or director of the Company.

In entering into Mr. Wiederhorn’s leave of absence agreement, the Board of Directors considered the nature of the statutes to which Mr. Wiederhorn pled and the fact that he relied on the advice of expert legal counsel and a national accounting firm.  The Board also believed it was important to assure Mr. Wiederhorn’s return to active involvement with the Company because of his expertise and knowledge and to preserve a significant business relationship and the value of the Company’s investments.

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

To address the management transition, the Company appointed Donald Berchtold as Co-Chief Executive Officer in June 2004.  Mr. Berchtold has been Senior Vice President of Administration at Fog Cutter Capital since October 1999 and became a director in March 2004.  He currently sits on the board of directors of Fatburger and has more than 25 years experience in the restaurant business.  Mr. Berchtold is the father-in-law of Mr. Wiederhorn.  In order to further assist the transition, David Dale-Johnson and Don Coleman will serve as co-Chairmen of the Board.  Both Mr. Dale-Johnson and Mr. Coleman have been directors of the Company since October 2001.  Mr. Dale-Johnson was the Director of the Real Estate program at USC’s Marshall School of Business and has significant expertise in real estate, economics and finance.  Mr. Coleman has held prominent executive operating positions in several major companies and is currently the Chief Operating Officer of Eagle Telephonic Inc.  The Company also appointed Mr. Dale-Johnson as Chief Investment Officer, adding a new, full-time position to the Fog Cutter Capital management team.

Mr. Wiederhorn began his leave of absence on August 2, 2004 and is expected to remain in that status for a period of 14 to 18 months.  On August 13, 2004, the Board of Directors adopted a resolution changing the role of Andrew Wiederhorn from Co-Chief Executive to Chief Strategic Officer during the leave of absence period.  The Board had discussed this alternative with
Mr. Wiederhorn prior to the effective date of his leave of absence.  The Board determined that during the leave of absence period,
Mr. Wiederhorn would be in a better position to develop strategies that would be of future benefit to the Company, while his current status would significantly limit his ability to perform the full functions of Co-Chief Executive Officer.  All other provisions of the Leave of Absence Agreement and employment agreement with Mr. Wiederhorn remain in force.  Donald J. Berchtold will continue as sole Chief Executive Officer and will serve as the principal executive of the Company.

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

Nasdaq Delisting

Effective October 14, 2004, the Company’s Common Stock began trading in the over-the-counter market on the OTC “pink sheets.”  Prior to that, the Company’s Common Stock was quoted on the Nasdaq National Market.  On July 20, 2004, the Company was notified by Nasdaq of a staff determination to delist the Company’s Common Stock effective July 29, 2004.  The Company challenged the staff determination and requested an oral hearing by a Listing Qualifications Panel to review the staff’s conclusions.  A hearing was held on September 9, 2004, and, on October 12, 2004, the Company was notified by Nasdaq that the Listing Qualifications Panel upheld the staff determination and the Company’s Common Stock was delisted from the Nasdaq National Market on October 14, 2004.  The Company has requested a review of the Listing Qualifications Panel’s decision by Nasdaq’s Listing and Hearing Review Council.  There can be no assurance that the Company’s appeal will be successful.

Derivative Action

On July 6, 2004, Jeff Allen McCoon, derivatively on behalf of the Company, filed a lawsuit in the Circuit Court for the State of Oregon (Multnomah County Case No. 0407-06900) which named the Company and all of its directors as defendants.  The lawsuit alleges that members of the Company’s Board of Directors breached their duties to the Company by entering into the leave of absence agreement with Andrew Wiederhorn.  The lawsuit generally seeks restitution of payments made under the leave of absence agreement plus attorney fees and costs.  The individual defendants have indemnity agreements with the Company and have asserted the right to indemnification from the Company under those indemnity agreements. This case is in the very early pleading stages and motions are pending against the complaint. The Company may incur expenses under the indemnity agreements and also may derive benefits if the plaintiff’s claims are successful. At this stage of the case, it is too early to predict the outcome with any certainty. The complaint is not specific as to the amount of damages it is seeking against the individual defendants, but it appears to seek at least the return of $2 million paid to Mr. Wiederhorn under the Leave of Absence Agreement.

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

The Company disputes the claim that a Change in Control Transaction has occurred as a result of the leave of absence agreement with Mr. Wiederhorn.  The Company believes that the market value of its investment is greater than the amount of the buyback formula and intends to vigorously defend against these claims.  However, if the Company was unsuccessful in defending this position, an analysis of the economic effect of the buyback formula indicates that the Company would not incur a loss on the transaction.  As a result, no reserves are required due to the receipt of the notice.

The Company is involved in various other legal proceedings occurring in the ordinary course of business which the Company believes will not have a material adverse effect on the consolidated financial condition or operations of the Company.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.    Defaults Upon Senior Securities.

Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders.

None

Item 5.    Other Information.

TRANSACTIONS WITH AFFILIATES

Stock Purchase Loans to Officers

Prior to the passage of the Sarbanes-Oxley Act of 2002, we had negotiated employment agreements with senior executives, which allowed these executives to borrow a specified maximum amount from us to purchase shares of common stock.  These loans are full recourse, secured loans bearing interest at the prime rate.  At September 30, 2004, in addition to the $2 million loan to
Mr. Wiederhorn described below, we had outstanding stock purchase loans to Mr. Wiederhorn including accrued interest, of approximately $1.0 million.  The Company is not obligated to make additional advances on loans under the employment agreements, and all other loans to executive officers have been paid in full.  The remaining outstanding loans are described in the following section and as follows:

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

Further information on these loans to Mr. Wiederhorn is included in our annual proxy statement for 2003 and prior years and Mr. Wiederhorn’s employment agreement has been previously filed with the SEC.

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

Prior to September 30, 2004, the trustees had allocated 285,500 shares to certain employees and directors.  Of this amount, 50,000 shares previously allocated to a former employee were forfeited.  During July 2004, the trustees allocated an additional 367,500 shares to certain employees and directors.  As a result, 603,000 shares have been allocated to employees and directors and 91,500 shares remain unallocated.

Business Use of Private Aircraft

During the nine months ended September 30, 2004, the Company paid $0.4 million to Peninsula Capital Partners LLC (“Peninsula Capital”), an entity owned by Mr. Wiederhorn, for the Company’s business use of certain private aircraft.  The Board of Directors is aware of the relationship and approved the fees for the use of the aircraft.  The fee paid is a reimbursement of costs to Peninsula Capital for the Company’s use of the aircraft.

Stock Purchase

On April 28, 2004, the Company purchased 330,500 shares of its common stock from Clarence B. Coleman, who at the time was a greater than 10% stockholder.  The purchase price was $5.40 per share and the shares were added to treasury stock.  At the time of the purchase, the price represented a small premium to the Company’s book value per share and market price per share. The Company and its directors considered, among other things, the following factors:  (1) the potentially negative impact on the Company’s share price if the shares were disposed of publicly; (2) the Company’s favorable liquidity position; (3) the potential reduction in the risk that shares are transferred in a transaction which would have an adverse impact on its NOL position; and (4) the reduction in the future expenditure of cash dividends by the Company.  The Board of Directors reviewed and approved the transaction to confirm that the transaction was in the best interest of the Company and its other stockholders.

Call Option

On April 27, 2004, the Company purchased an option (the “Call Option”) to acquire 423,245 shares of the Company’s Common Stock from Mr. Wiederhorn, the Company’s former Chief Executive Officer and current Chief Strategic Officer during a three year period commencing April 27, 2004, for an exercise price of $3.99 per share.  The purchase price for the Call Option was $750,000, resulting in an “all-in” cost to the

Company on exercise of approximately $5.76 per share.  The Company and its directors believe that the Call Option gives the Company a useful option to acquire a large block of stock over an extended period.  The aggregate price to the Company on exercise of $5.76 per share represented a small premium to the Company’s book value per share and market price per share at the time the option was purchased.  The price was determined based on arm’s length negotiations and the Company obtained internal and independent valuations of the Call Option.  The Company and its directors also considered the following factors:  (1) the potentially negative impact on the Company’s share price if the Option Shares were disposed of publicly; (2) the Company’s favorable liquidity position; (3) the potential reduction in the risk that shares are transferred in a transaction which would have an adverse impact on its NOL position; and (4) the reduction in the future expenditure of cash dividends by the Company once the Company exercises the Call Option.  The Board of Directors reviewed the transaction to confirm that the transaction was in the best interest of the Company and its other stockholders.

Leave of Absence Agreement

On June 3, 2004 the Company announced that former Chief Executive Officer and Chairman of the Board, current Chief Strategic Officer, Andrew Wiederhorn had entered into a settlement with the USAODO regarding its investigation into CCL (the “Settlement”) and would take a leave of absence from his corporate positions at Fog Cutter Capital.

Under the Settlement’s terms, Mr. Wiederhorn pled guilty on June 2, 2004 to two federal counts and was sentenced to 18 months incarceration and fined $2.0 million.  The first count, a violation of an ERISA provision, involved a federal law that required no criminal intent and for which his reliance on the advice of counsel was not a defense.  The second count related to a violation involving a deduction on a personal tax return.  The deduction was structured and approved by Mr. Wiederhorn’s tax advisors and did not reduce Mr. Wiederhorn’s tax liability or reduce the government’s tax collections.  The charges to which Mr. Wiederhorn has pled guilty pursuant to the Settlement are not based upon any acts or omission of the Company or of  Mr. Wiederhorn in his capacity as an officer or director of the Company.

On June 2, 2004, the Company and Mr. Wiederhorn entered into a leave of absence agreement.  In entering into Mr. Wiederhorn’s leave of absence agreement, the Board of Directors considered the nature of the statutes to which Mr. Wiederhorn pled and the fact that he relied on the advice of expert legal counsel and a national accounting firm.  The Board also believed it was important to assure Mr. Wiederhorn’s return to active involvement with the Company because of his expertise and knowledge and to preserve a significant business relationship and the value of the Company’s investments.

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

A Form 8-K was filed with the Securities and Exchange Commission by the Company on September 8, 2004 announcing the appointment of UHY LLP as the Company’s certifying accountants.

A Form 8-K was filed with the Securities and Exchange Commission by the Company on September 20, 2004 announcing the annual meeting of the Company to be held on December 8, 2004.

A Form 8-K was filed with the Securities and Exchange Commission by the Company on October 13, 2004 announcing the decision of the Nasdaq listing panel to de-list the Company from the Nasdaq Stock Market.

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

Date:  November 15, 2004

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

10.5         Employment Agreement between the Registrant and R. Scott Stevenson dated as of September 30, 2003, incorporated by reference to Exhibit 10.5 to the Form 8-K dated August 13, 2003, as previously filed with the SEC on August 13, 2003.

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