Form 10-K
period 2004-12-31
FOG CUTTER CAPITAL GROUP INC
filed 2005-03-30
CIK 1048566

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2004
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2.). Yes ☐ No ☒.

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price as quoted on NASDAQ on June 30, 2004 was $21,373,000.

As of February 28, 2005, there were 8,380,673 shares outstanding, not including options to purchase 1,528,527 shares of Fog Cutter Capital Group Inc.’s common stock and 3,376,400 treasury shares, par value $0.0001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

See Item 15 for a list of exhibits incorporated by reference into this report.

FOG CUTTER CAPITAL GROUP INC.

FORM 10-K

FORWARD-LOOKING STATEMENTS

CERTAIN STATEMENTS CONTAINED HEREIN AND CERTAIN STATEMENTS CONTAINED IN FUTURE FILINGS BY THE COMPANY WITH THE SEC MAY NOT BE BASED ON HISTORICAL FACTS AND ARE “FORWARD-LOOKING STATEMENTS” WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. FORWARD-LOOKING STATEMENTS WHICH ARE BASED ON VARIOUS ASSUMPTIONS (SOME OF WHICH ARE BEYOND THE COMPANY’S CONTROL) MAY BE IDENTIFIED BY REFERENCE TO A FUTURE PERIOD OR PERIODS, OR BY THE USE OF FORWARD-LOOKING TERMINOLOGY, SUCH AS “MAY,” “WILL,” “BELIEVE,” “EXPECT,” “ANTICIPATE,” “CONTINUE,” OR SIMILAR TERMS OR VARIATIONS ON THOSE TERMS, OR THE NEGATIVE OF THOSE TERMS. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE SET FORTH IN FORWARD-LOOKING STATEMENTS DUE TO A VARIETY OF FACTORS, INCLUDING, BUT NOT LIMITED TO, THOSE RELATED TO THE ECONOMIC ENVIRONMENT, PARTICULARLY IN THE MARKET AREAS IN WHICH THE COMPANY OPERATES, THE FINANCIAL AND SECURITIES MARKETS AND THE AVAILABILITY OF AND COSTS ASSOCIATED WITH SOURCES OF LIQUIDITY, CONSUMER PREFERENCES, COMPETITIVE PRODUCTS AND PRICING, THE REAL ESTATE MARKET, FISCAL AND MONETARY POLICIES OF THE U.S. GOVERNMENT, CHANGES IN PREVAILING INTEREST RATES, ACQUISITIONS AND THE INTEGRATION OF ACQUIRED BUSINESSES, CREDIT RISK MANAGEMENT, ASSET/LIABILITY MANAGEMENT AND LITIGATION AND GOVERNMENT INVESTIGATIONS. EXCEPT AS MAY BE REQUIRED BY LAW, THE COMPANY DOES NOT UNDERTAKE, AND SPECIFICALLY DISCLAIMS ANY OBLIGATION, TO PUBLICLY RELEASE THE RESULTS OF ANY REVISIONS WHICH MAY BE MADE TO ANY FORWARD-LOOKING STATEMENTS TO REFLECT THE OCCURRENCE OF ANTICIPATED OR UNANTICIPATED EVENTS OR CIRCUMSTANCES AFTER THE DATE OF SUCH STATEMENTS.

PART I

ITEM 1.                BUSINESS

General

Fog Cutter Capital Group Inc. (“FCCG” or the “Company”) operates a restaurant business, conducts commercial mortgage lending and brokerage activities and makes real estate investments. The Company also seeks to acquire controlling interests in underperforming or undervalued operating businesses in which the Company’s management skills and financial structuring can create value.

The Company was originally incorporated as Wilshire Real Estate Investment Trust Inc. in the State of Maryland on October 24, 1997. However, we chose not to elect the tax status of a real estate investment trust (“REIT”) and on January 25, 2001, we changed our name to Fog Cutter Capital Group Inc. to better reflect the diversified nature of our business. Our capital stock is traded over the counter on the Pink Sheets under the ticker symbol “FCCG”.

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

Business Strategy

Our business strategy consists of developing, strengthening and expanding our restaurant and commercial real estate mortgage brokerage operations and continuing to identify and acquire real estate investments with favorable risk-adjusted returns. We also seek to identify and acquire controlling interests in other operating businesses in which we feel we can add value. Our operating segments consist of (i) restaurant operations conducted through our subsidiary, Fatburger Holdings, Inc. (“Fatburger”), (ii) commercial real estate mortgage brokerage activities conducted through our majority-owned subsidiary, George Elkins Mortgage Banking Company (“George Elkins”) and (iii) real estate, merchant banking and financing activities. The following is a summary of each of the operating segments:

Restaurant Operations

Our Fatburger subsidiary operates 26 hamburger restaurants and franchises 36 additional restaurants located primarily in California and Nevada. Known for their cook to order gourmet hamburgers, the 50’s-style restaurants also offer a variety of side orders and other sandwiches. The first Fatburger stand was opened in 1952 in Los Angeles when “fat” was used as slang for “good.” As of December 31, 2004, we owned approximately 71% of the voting control of Fatburger. Fatburger plans to significantly expand its franchising operations throughout the United States and has sold the rights to open 220 additional restaurants to approximately 20 individual franchisees. During the year ended December 31, 2004, franchise rights to open 31 individual Fatburger restaurants were sold. Ten new restaurants were opened during the period, including 3 company-owned locations. Royalty revenues were approximately $1.2 million for the year

Commercial Real Estate Mortgage Brokerage Operations

Our George Elkins subsidiary provided brokerage services related to the production of over $700 million in commercial real estate mortgages during 2004. George Elkins is headquartered in Los Angeles, with satellite offices located throughout the southern California area and in Las Vegas. The mortgage brokerage operation also manages a commercial loan servicing portfolio in excess of $700 million for various investors. We own 51% of the voting control of George Elkins.

Real Estate, Merchant Banking and Financing Operations

We invest in or finance real estate and other real estate-related or finance-related assets. Our merchant banking and financing operations focus on the acquisition of controlling interests in businesses in the process of restructuring. This can take the form of assisting in a management buy-out, refinancing corporate debt or acquiring the “non-core” assets of a business.

Principal Assets

We have set forth below information regarding our principal assets at December 31, 2004 and 2003:

	December 31, 2004		December 31, 2003
	Carrying Value	%	Carrying Value	%
	(dollars in thousands)
Real estate, net	$26,660	36.0%	$22,577	20.7%
Cash and cash equivalents	11,948	16.2	19,607	18.0
Restaurant property, plant and equipment, net	6,228	8.4	5,897	5.4
Mortgage-backed securities(1)	9	—	35,510	32.6
Loans(2)	6,651	9.0	3,744	3.4
Investment in Bourne End Property Holdings Ltd	1,901	2.6	2,141	2.0
Intangible assets, net	5,401	7.3	5,640	5.2
Goodwill	7,063	9.6	7,300	6.7
Other assets	8,037	10.9	6,560	6.0
Total assets	$73,898	100.0%	$108,976	100.0%

(1)          Our mortgage-backed securities are secured primarily by residential mortgage loans.

(2)          Our loans are primarily secured by stock, commercial assets and real estate.

The following sections provide additional information on our principal assets and operations as of December 31, 2004.

Restaurant Operation

Fatburger.   We acquired the controlling interest in Fatburger in August 2003. Our investment consists of convertible preferred stock (the “Series A Preferred”) and redeemable convertible preferred stock (the “Series D Preferred”). As a result of our voting control, we began reporting the operations of Fatburger on a consolidated basis beginning August 15, 2003.

The Series A Preferred is convertible into a 50% ownership interest of the common stock of Fatburger on a fully diluted basis. The Company owns approximately 93% of the issued and outstanding Series A Preferred, and currently holds voting rights equal to 71% of the voting control of Fatburger. The Series A Preferred is not redeemable and does not pay dividends.

The Series D Preferred has a liquidation preference and is redeemable by Fatburger for $10.1 million plus accrued but unpaid dividends. Dividends accrue at a rate of 20% of the redemption value, compounded annually. The Series D Preferred does not have any voting rights but may be converted into common stock under certain circumstances. The Company owns all of the issued and outstanding Series D Preferred.

The accompanying consolidated statements of financial condition include net restaurant property, plant and equipment of $6.2 million relating to Fatburger operations as of December 31, 2004. Intangible assets, consisting primarily of Fatburger trademarks and franchises, totaled $5.4 million at year end. The acquisition of Fatburger also resulted in the recording of goodwill, which at December 31, 2004 totaled $7.1 million.

The accompanying consolidated statements of financial condition also include borrowings and notes payable of $6.3 million as of December 31, 2004 as a result of the consolidation of Fatburger. Of this amount, approximately $5.6 million is secured by substantially all of the assets of Fatburger, bears interest at rates currently ranging from 5.8% to 6.9% and requires monthly payments of principal and interest, primarily through 2014. The debt was refinanced in September 2004 and requires adherence to financial covenants and conditions with which management believes Fatburger was in compliance as of December 31, 2004. Borrowings and notes payable also include mandatory redeemable preferred stock (the “Series B Preferred”) with a carrying value of $0.7 million which was issued by Fatburger to a third party on August 15, 2003. The Series B Preferred is redeemable by Fatburger for $1.5 million at any time, but must be redeemed by August 15, 2009. Under certain circumstances, the Series B Preferred shareholders may convert their shares into the common stock of Fatburger in an amount equal to the redemption price based upon the fair value of the common stock at the time of conversion. The Series B Preferred is entitled to dividends from Fatburger equal to 2.5% per annum of the redemption price. The Series B Preferred does not have voting rights.

Commercial Real Estate Mortgage Brokerage Operation

George Elkins.   We own a 51% interest in George Elkins and began reporting their operations on a consolidated basis in May 2002. George Elkins provided brokerage services related to the production of over $700 million in commercial real estate loans during 2004 and currently acts as the loan servicer for a portfolio of $700 million in commercial real estate loans. Since George Elkins has a service based operation, there are no material assets or liabilities relating to the consolidation of that segment in the accompanying consolidated statements of financial condition.

Real Estate, Merchant Banking and Financing Operation

Real Estate

We invest, both directly and indirectly, in commercial and residential real estate. The following table sets forth information regarding our direct investments in real estate at December 31, 2004:

Date Acquired	Name of Property	Location	Year Built/ Renovated	Net Leaseable Sq. Ft.	Approximate Percentage Leased at December 31, 2004	Net Book Value
10/2002	50 Freestanding Retail Properties	Various U.S.	Various	225,000	81%	$19,074,000
4/1998	Eugene Warehouse	Eugene, OR	Unknown	84,912	50%	1,554,000
6/2004	Barcelona Apartments	Spain	Unknown	17,100	100%	4,585,000
4/1998	Wilsonville-Land	Wilsonville, OR	N/A	474,804	N/A	1,447,000
						$26,660,000

N/A—Not applicable

The following is a brief description of each of the properties set forth in the above table:

Freestanding Retail Properties.   We own directly, or through capital leases, 50 freestanding retail buildings located throughout the United States. The buildings are approximately 4,500 square feet each and were originally developed during the 1970’s and 1980’s. The buildings are leased to a variety of tenants including convenience stores, video rental outlets, shoe stores and other small businesses. As of December 31, 2004, 8 of the buildings were vacant. We also control 44 similar retail locations through operating leases.

During 2004, we sold eight similar properties that had been owned in the same portfolio for $3.7 million. Subsequent to December 31, 2004, we sold two additional stand-alone retail locations in separate transactions for an aggregate sales price of $1.2 million in cash. We currently are under contract to sell three additional free-standing retail locations for a combined sales price of $1.3 million.

Eugene Warehouse,90005 Prairie Road, Eugene, Oregon.   This building is an 84,000-square-foot warehouse located on 4.5 acres with access to Interstate Route 5 via Belt Line Road and to the Eugene-Springfield metropolitan and Gateway areas. The property is within the West Eugene enterprise zone. This property is being marketed for lease or sale.

Barcelona Apartments.   This investment consists of two apartment buildings, consisting of 20 residential units and 4 retail shops located in Barcelona, Spain. We are converting the units to condominiums and preparing the individual units for sale.

Wilsonville Land.   This 10.9-acre parcel of undeveloped land is located in the city of Wilsonville, Oregon, and is being held for future development or sale.

Indebtedness.   When it is beneficial to do so, our general strategy is to leverage our real estate investments by incurring borrowings secured by these investments. Set forth below is information regarding our indebtedness relating to our real estate as of December 31, 2004.

Property	Principal Amount	Interest Rate	Approximate Maturity	Amortization	Annual Payments
Freestanding Retail Properties	$11,985,000	8.5%	1/2018	30 Years	$1,539,000
(subject to capital leases)
Barcelona Apartments	$1,636,000	4.0%	06/2029	N/A	$65,000

The Wilsonville and Eugene properties are not currently subject to indebtedness.

Loans

Our loans are primarily secured by stock, commercial assets and real estate. Our portfolio consists primarily of five loans with a total outstanding principal balance of $12.0 million. However, as a result of purchase discounts and other deferred income, the carrying value of these loans is $6.7 million. One of the loans, with a carrying value of $1.6 million is secured by substantially all of the common stock and assets of a corporation that develops and manufactures eyeglass lens production machinery. One additional loan with a carrying value of $1.1 million is secured by the stock of a private corporation that has developed and is marketing a software application. The remaining loans are secured by commercial or residential real estate. As of December 31, 2004, two of the Company’s loans with a carrying value totaling $2.2 million had been restructured to provide additional time for repayment by the borrowers in exchange for various extension fees or other new terms. As a result, these loans were considered impaired for accounting purposes and were on non-accrual status. However, no impairment reserves were required on these impaired loans due to management’s expectation that the carrying amounts will be collected.

All of the loans mature in 2005. Based upon our carrying value, the effective aggregate interest rate on these loans at December 31, 2004 was approximately 8.0%. The effective interest rate is net of the effect of the two impaired loans which are on non-accrual status, but does not reflect the effect of points and fees collected.

Other Subsidiaries and Investments

We also invest in other finance related opportunities, including the debt or equity of corporations in the process of restructuring their operations. We have acquired the following subsidiaries and made the following investments:

Bourne End.   In December 2000, we organized and led a group of investors to purchase all of the outstanding capital stock of Bourne End Properties Plc (“Bourne End”), a specialist investor in retail property. BEP Acquisitions was incorporated in Jersey, Channel Islands for the purpose of acquiring Bourne End. BEP Acquisitions is a wholly-owned subsidiary of BEP Property Holdings Limited (“BEP”), which is 26% owned by us, 71% owned by Merrill Lynch (Jersey) Holdings Limited (a subsidiary of Merrill Lynch & Co., Inc.) and 3% owned by the asset manager, Greenbau Estuary Limited.

At the time of the acquisition, Bourne End had approximately GBP 169.6 million of assets and GBP 123.1 million of debt. The real estate assets consisted of 1.7 million square feet in fifteen shopping centers located in the United Kingdom. Bourne End has sold fourteen of these properties since the acquisition, including one sale during 2004. The sales are consistent with the investor group’s strategy to reposition each of the centers with the ultimate goal of reselling the properties.

V Model Management.   As of December 31, 2004, we have invested approximately $0.6 million in a debt and equity financing package for V Model Management, a French modeling agency (“V Model”). Headquartered in Paris, V Model represents and promotes models for the fashion industry. Currently, V Model represents approximately 60 male and 60 female models. Our investment included the acquisition of 51% of the outstanding common stock of V Model. As a result of our voting control, we began reporting the operations of V Model on a consolidated basis beginning November 20, 2003.

Mortgage-Backed Securities.   Mortgage-backed securities are interests in pools of mortgages that have been securitized and are usually issued in multiple classes ranging from the most senior to the most subordinate class. Prior to 2004, investments in mortgage-backed securities were a significant part of our business. However, during 2002 through 2004, we took advantage of market opportunities and sold nearly all of our mortgage-backed securities at significant gains. As a result, at December 31, 2004, we only had one remaining security with a carrying value of less than $10,000.

Funding Sources

In order to maximize the return on our investments, we generally seek to fund acquisitions with third-party debt and equity financing so that our invested capital represents a relatively small percentage of the purchase price. Funding sources for real property assets generally involve capital leases or longer-term traditional mortgage financing with banks and other financial institutions. Our investments in corporate restructuring opportunities are often made without third-party leverage. The principal sources for funding mortgage-backed securities have historically been repurchase agreements with major investment banks. The following table sets forth information relating to our borrowings and other funding sources at December 31, 2004 and 2003.

	At December 31,
	2004	2003
	(dollars in thousands)
Borrowings and Notes payable:
Repurchase agreements	$—	$25,318
Notes payable and other Fatburger debt	6,341	7,804
Other notes payable	1,636	—
Total borrowings	7,977	33,122
Obligations under capital leases	12,401	12,942
Total borrowings and other funding sources	$20,378	$46,064

The following table sets forth certain information related to the Company’s borrowings. During the reported periods, borrowings were comprised of repurchase agreements, notes payable and other Fatburger debt, mortgage debt on real estate and obligations under capital leases. Averages are determined by utilizing month-end balances.

	December 31,
	2004	2003
	(dollars in thousands)
Average amount outstanding during the year	$28,620	$50,584
Maximum month-end balance outstanding during the year	$45,312	$54,967
Weighted average rate:
During the year	6.7%	4.4%
At end of year	8.6%	4.7%

Asset Quality

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

Employees

As of December 31, 2004, we had approximately 599 employees, which included approximately 28 employees of George Elkins and 560 employees of Fatburger.

Intellectual Property

We believe our trademarks and service marks have significant value and are important to our marketing efforts. To protect our proprietary rights, we rely primarily on a combination of copyright, trade secret and trademark laws, confidentiality agreements with employees and third parties, and protective contractual provisions such as those contained in license agreements with consultants, vendors and customers, although we have not signed these agreements in every case. Despite our efforts to protect our proprietary rights, unauthorized parties may copy aspects of our products and obtain and use information that we regard as proprietary. Other parties may breach confidentiality agreements and other protective contracts we have entered into, and we may not become aware of, or have adequate remedies in the event of, any breach. Our policy is to pursue registration of our marks whenever possible and to oppose vigorously any infringement of these marks.

“Fatburger” is a registered trademark in the United States and in a number of international jurisdictions. All other trademarks or service marks appearing in this report are trademarks or service marks of the respective companies that use them. We pursue the registration of some trademarks and service marks in the United States and in other countries, but we have not secured registration of all our marks. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States, and effective copyright, trademark and trade secret protection may not be available in other jurisdictions. We license trademark rights to third parties through our franchise agreements. In the event that a licensee does not abide by compliance and quality control guidelines with respect to the licensed trademark rights or take actions that fail to adequately protect these marks, the value of these rights and our use of them in our business may be negatively impacted.

Competition

Restaurant Operations.   The restaurant industry, particularly the fast food segment, is highly competitive and there are numerous well-established competitors possessing substantially greater financial, marketing, personnel and other resources than the company. In addition, the fast food industry is characterized by the frequent introduction of new products, accompanied by substantial promotional campaigns. In recent years, numerous companies in the fast food industry have introduced products positioned to capitalize on growing consumer preference for food products which are, or are perceived to be, healthful, nutritious, low in calories and low in fat content. It can be expected that the company will be subject to competition from companies whose products or marketing strategies address these consumer preferences. In addition, the market for suitable restaurant locations is highly competitive in that fast food companies, major restaurant companies and non-food companies compete for prime real estate sites.

Commercial Real Estate Mortgage Brokerage Operations.   The mortgage brokerage industry is also highly competitive. There are a number of similar brokerage firms and direct lenders within the markets that we service which are competing for loan production. We rely on our relationships with lenders and borrowers to generate brokerage opportunities, but we are subject to competition relating to interest rates and underwriting standards being offered in the marketplace.

ITEM 2.                PROPERTIES

Our corporate headquarters are located in Portland, Oregon, where we lease approximately 5,000 square feet of office space under a lease expiring in December 2009. We also lease executive offices in London, England. Fatburger leases approximately 6,600 square feet of corporate office space in Santa Monica, California under a lease that will expire in July 2007. George Elkins leases approximately 6,800 square feet of office space in Los Angeles, California under a lease that will expire in June 2005.

Fatburger operates 26 restaurant locations in California and Nevada. Two of the restaurant sites in Nevada are operated from properties owned by Fatburger. The remainder of the restaurant locations are leased.

ITEM 3.                LEGAL PROCEEDINGS

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

Under the Settlement terms, Mr. Wiederhorn pled guilty on June 3, 2004 to two federal counts and was sentenced to 18 months incarceration and fined $2.0 million. The first count, a violation of an ERISA provision, involved a federal law that required no criminal intent and for which his reliance on the advice of counsel was not a defense. The second count related to a violation involving a deduction on a personal tax return. The deduction was structured and approved by Mr. Wiederhorn’s tax advisors and did not reduce Mr. Wiederhorn’s tax liability or reduce the government’s tax collections. The charges to which Mr. Wiederhorn has pled guilty pursuant to the Settlement are not based upon any acts or omission involving the Company or Mr. Wiederhorn in his capacity as an officer or director of the Company.

In entering into Mr. Wiederhorn’s leave of absence agreement, the Company’s Board of Directors considered the nature of the statutes to which Mr. Wiederhorn pled and the fact that he relied on the advice of expert legal counsel and a national accounting firm. The Board also believed it was important to assure Mr. Wiederhorn’s return to active involvement with the Company because of his expertise and knowledge and to preserve a significant business relationship and the value of the Company’s investments.

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

To address the management transition, the Company appointed Donald Berchtold as Co-Chief Executive Officer in June 2004. Mr. Berchtold has been Senior Vice President of Administration at the Company since October 1999 and became a director in March 2004. He currently sits on the board of directors of Fatburger and has more than 25 years experience in the restaurant business. Mr. Berchtold is the father-in-law of Mr. Wiederhorn. In order to further assist the transition, David Dale-Johnson and Don Coleman serve as co-Chairmen of the Board. Both Mr. Dale-Johnson and Mr. Coleman have been directors of the Company since October 2001. Mr. Dale-Johnson was the Director of the Real Estate program at USC’s Marshall School of Business and has significant expertise in real estate, economics and finance. Mr. Coleman has held prominent executive operating positions in several major companies and is currently the Chief Operating Officer of Eagle Telephonic Inc. The Company also appointed Mr. Dale-Johnson as Chief Investment Officer, adding a new full-time position to the Company’s management team.

Mr. Wiederhorn began his leave of absence on August 2, 2004 and is expected to remain in that status until October 2, 2005. On August 13, 2004, the Board of Directors adopted a resolution changing the role of Andrew Wiederhorn from Co-Chief Executive to Chief Strategic Officer during the leave of absence period. The Board determined that during the leave of absence period, Mr. Wiederhorn would be in a better position to develop strategies that would be of future benefit to the Company, while his current status would significantly limit his ability to perform the full functions of Co-Chief Executive Officer. All other provisions of the Leave of Absence Agreement and employment agreement with Mr. Wiederhorn remain in force. On August 13, 2004, Donald J. Berchtold became sole Chief Executive Officer.

Mr. Wiederhorn and Mr. Mendelsohn, pursuant to the terms of their respective employment agreements, may have been entitled to indemnity from the Company for litigation expenses and personal losses in connection with the CCL investigations and any related litigation. Messrs. Wiederhorn and Mendelsohn had notified the Company that, although they believed they were entitled to primary indemnification from other sources, they were reserving their rights to seek indemnity from the Company. The Company did not agree to any indemnity requests. Mr. Wiederhorn released the Company from any and all claims he may have had relating to the CCL matter as partial consideration for the leave of absence agreement in June 2004. The USAODO has settled the CCL matter as it relates to both Mr. Wiederhorn and Mr. Mendelsohn. As a result, the Company believes that the contingencies relating to the potential indemnification of these officers or former officers relating to CCL have now been resolved.

Nasdaq Delisting

Effective October 14, 2004, the Company’s Common Stock began trading in the over-the-counter market on the OTC “pink sheets.” Prior to that, the Company’s Common Stock was quoted on the Nasdaq National Market. On July 20, 2004, the Company was notified by Nasdaq of a staff determination to delist the Company’s Common Stock effective July 29, 2004. The Company challenged the staff determination and requested an oral hearing by a Listing Qualifications Panel to review the staff’s conclusions. A hearing was held on September 9, 2004, and, on October 12, 2004, the Company was notified by Nasdaq that the Listing Qualifications Panel upheld the staff determination and the Company’s Common Stock was delisted from the Nasdaq National Market on October 14, 2004. The Company requested a review of the Listing Qualifications Panel’s decision by Nasdaq’s Listing and Hearing Review Council. On February 16, 2005, the Company received notice that the Nasdaq Listing and Hearing Review Council had upheld the Panel’s decision. The Company is considering whether to continue the appeal process. There can be no assurance that an appeal will be successful.

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

George Elkins

On August 11, 2004 the Company received a notice from the minority shareholders of George Elkins informing the Company that the minority shareholders believe that a Change in Control Transaction (as defined in the Operating Agreement) has occurred as a result of the leave of absence of Mr. Wiederhorn. The notice also indicates that unless the Change in Control Transaction is corrected within 120 days, the minority shareholders intend to exercise their rights to purchase the interests held by the Company in accordance with the formula outlined in the Operating Agreement.

The Company disputes the claim that a Change in Control Transaction has occurred as a result of the leave of absence agreement with Mr. Wiederhorn. The Company believes that the market value of its investment is greater than the amount of the buyback formula and intends to vigorously defend against these claims. However, in the event that the Company was unsuccessful in defending this position, an analysis of the economic effect of the buyback formula indicates that the Company would not incur a loss on the transaction. As a result, no reserves are required due to the receipt of the notice.

The 120 day notice period has lapsed and the minority shareholders have not sought to exercise their rights to purchase the interests held by the Company. There can be no assurance that the minority shareholders will not seek to exercise these rights in the future.

Other Legal Proceedings

The Company is involved in various other legal proceedings occurring in the ordinary course of business which the Company believes will not have a material adverse effect on the consolidated financial condition or operations of the Company.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 8, 2004, at the annual stockholders’ meeting, the Company’s stockholders elected seven persons to the Board of Directors and ratified the selection of UHY LLP as the Company’s auditors for the year ending December 31, 2004.

In connection with the election of directors, the shares of common stock present in person or by proxy were voted as follows:

	For	Withheld
Andrew A. Wiederhorn	8,192,077	177,471
Donald J. Berchtold	8,226,998	142,550
Don H. Coleman	8,230,103	139,445
Christopher DeWolfe	8,231,203	138,345
David Dale-Johnson	8,229,818	139,730
K. Kenneth Kotler	8,231,853	137,695
M. Ray Mathis	8,229,753	139,795

In connection with the proposal to approve the ratification of the selection of UHY LLP, independent registered public accounting firm, as the Company’s auditors for the year ending December 31, 2004, 8,287,350 shares were voted in favor of the proposal, 59,131 shares were voted against the proposal and there were 23,067 abstentions.

PART II

ITEM 5.                MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

From April 6, 1998 through October 13, 2004, our common stock, par value $0.0001 per share (the “Common Stock”) was quoted on the Nasdaq National Market. Effective October 14, 2004, the Company’s Common Stock began trading in the over-the-counter market on the OTC “pink sheets.” The Common Stock is quoted under the symbol “FCCG.” The approximate number of holders of record (not beneficial shareholders, as most shares are held in brokerage name) of our Common Stock at February 28, 2005, was 41.

The following table sets forth the high and low sales prices for the Common Stock as quoted on Nasdaq (or the OTC “pink sheets” after October 13, 2004) for the periods indicated.

2004	High	Low
First quarter	$6.600	$5.231
Second quarter	$5.950	$3.900
Third quarter	$4.450	$3.200
Fourth quarter	$4.000	$2.500

2003	High	Low
First quarter	$5.390	$3.660
Second quarter	$6.750	$4.700
Third quarter	$5.790	$4.900
Fourth quarter	$5.619	$5.020

During the year ended December 31, 2004, we declared four quarterly cash distributions of $0.13 per share, totaling $0.52 per share ($4.4 million). During the year ended December 31, 2003, we declared four quarterly cash dividends of $0.13 per share, totaling $0.52 per share ($4.5 million). On January 26, 2005, the Board of Directors declared a $0.13 per share dividend for the first quarter of 2005. The dividend was paid on February 10, 2005 to shareholders of record on February 4, 2005. We may declare and pay new quarterly dividends on our common stock in 2005, subject to our financial condition, results of operations, capital requirements and other factors deemed relevant by the Board of Directors.

On October 18, 2002, we adopted a stockholder rights plan (the “Plan”) and declared a distribution of one right (a “Right”) to purchase one-tenth of a share of the Company’s common stock for each outstanding share of common stock, payable to the stockholders of record on October 28, 2002. The Board of Directors authorized and directed the issuance of one Right with respect to each share of common stock issued thereafter until the Distribution Date. The Plan was adopted as a means of protecting the potential tax benefits of our net operating loss carry forward (“NOL”). Under Federal tax rules, the NOL will be limited if we experience a significant change in ownership. The Plan dilutes any new 5% holder, or any existing 5% holder that increases its stake by 1% or more, thereby preserving the Company’s NOL. If, subject to certain exceptions, any person or group commences a tender or exchange offer to purchase 5 percent or more of the Company’s Common Stock, each right not owned by such person or group will entitle its holder to purchase, at the right’s current exercise price, shares of common stock having a value of twice the right’s current exercise price. If, subject to certain exceptions, any person or group acquires 5% or more, or any existing 5% holder increases its stake by 1% or more, of our common stock (an “Acquiring Person”), each right not owned by such person or group will automatically be exercised and entitle its holder to receive one share of common stock per right (or a lesser ratio as determined by the Board of Directors, if we do not have sufficient authorized and unreserved shares) in lieu of paying the purchase price. This right to purchase common stock at a discount will not be triggered by a person or group’s acquisition of 5% or more of the common stock pursuant to a tender or exchange offer (or other securities offering by us) which is for all outstanding shares at a price and on terms that the Board of Directors determines (prior to acquisition) to be adequate and in the best interests of the Company and our stockholders. The Board of Directors also has the discretion in certain circumstances to waive the triggering of such right in the event that an acquisition will not adversely effect the Company’s NOL carryforward.

In addition, if, subject to certain exceptions, we are acquired by another corporation in a merger or consolidation or more than 50 percent of our assets or earning power is acquired, each right not owned by the acquirer or affiliates will entitle its holder to purchase, at the right’s current exercise price, common stock of the acquirer having a value of twice the right’s current exercise price. This right will not be triggered, however, if the acquisition is by a person or group which acquired our common stock at a price and on terms that the Board of Directors determines (prior to acquisition) to be adequate and in the best interests of the Company and its stockholders.

The rights will expire in the year 2012. We may redeem all of the rights, at the option of the Board of Directors, at a redemption price of $.001 per right or by the issuance of shares of common stock then equivalent to $.001 per right, at any time prior to any person becoming an Acquiring Person.

On February 17, 2004, the Board of Directors of the Company unanimously resolved, by written resolution effective February 17, 2004, that the Company may purchase shares of its common stock from its stockholders from time to time, in open market purchases or negotiated transactions provided that the Company shall only purchase such shares in accordance with applicable law, including United States federal securities laws, including the safe harbor provisions of Rule 10b-18 of the Securities Act of 1934, as amended.

Effective March 1, 2004, the Company made an automatic dividend reinvestment plan available to shareholders through The Bank of New York. The Plan enables shareholders to reinvest their quarterly cash dividends and make supplemental cash contributions up to $10,000 per month, with a maximum amount of $60,000 per year, toward the purchase of the Company’s common stock. Participation in the plan is voluntary.

ITEM 6.                SELECTED FINANCIAL DATA

The following table sets forth selected historical, financial and operating data on a consolidated basis at December 31, 2004, 2003, 2002, 2001 and 2000 and for the years then ended. The information contained in this table should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our historical consolidated financial statements, including the notes thereto, included elsewhere in this report.

	2004	2003	2002	2001	2000
	(dollars in thousands)
Statement of Operations Data:
Net Interest Income:
Loans(1)	$2,088	$1,466	$557	$2,394	$3,900
Securities	617	2,422	5,277	7,328	10,718
Other investments	110	173	264	226	460
Total interest income	2,815	4,061	6,098	9,948	15,078
Interest expense	112	669	1,906	4,548	7,704
Net interest income before loan losses	2,703	3,392	4,192	5,400	7,374
Recovery of (provision for) loan losses	—	—	—	—	555
Net interest income after loan losses	2,703	3,392	4,192	5,400	7,929
Real Estate Operations:
Operating revenue	4,108	4,026	927	2,197	4,870
Operating expense	(1,760)	(1,930)	(669)	(418)	(601)
Interest expense	(1,120)	(1,335)	(333)	(1,244)	(2,742)
Gain on sale of real estate	1,703	279	49	1,142	5,404
Depreciation	(646)	(616)	(158)	(456)	(993)
Total real estate operations	2,285	424	(184)	1,221	5,938
Restaurant Operations:
Operating income	21,889	7,502	—	—	—
Cost of goods sold	(13,042)	(4,556)	—	—	—
Franchise and royalty fees	1,431	463	—	—	—
General and administrative costs	(10,809)	(3,514)	—	—	—
Interest expense	(661)	(319)	—	—	—
Depreciation and amortization	(1,498)	(494)	—	—	—
Total restaurant operations	(2,690)	(918)	—	—	—
Other Operating Income (Loss):
Loan origination income	5,795	5,408	2,315	—	—
Market valuation losses and impairments	—	(762)	(400)	(11,422)	(22,257)
Provision for litigation claims	—	—	—	(2,000)	(225)
Equity in earnings (losses) of equity investees	4,419	4,934	1,100	(1,335)	—
Gain on sale of loans and securities	2,099	12,520	28,045	1,001	5,356
Other income (loss), net	4,457	1,466	(1,037)	(758)	29
Total other operating income (loss)	16,770	23,566	30,023	(14,514)	(17,097)
Operating Expenses:
Compensation and employee benefits	10,119	11,781	8,615	5,147	7,869
Leave of absence expense	4,750	—	—	—	—
Professional fees	2,535	1,925	2,158	1,365	1,973
Other	5,596	3,704	3,031	2,520	2,470
Total operating expenses	23,000	17,410	13,804	9,032	12,312
Net income (loss) before provision for income taxes and cumulative effect of a change in accounting principle	(3,932)	9,054	20,227	(16,925)	(15,542)
Provision for income taxes	—	3,655	3,522	—	—
Net income (loss) before cumulative effect of a change in accounting principle	(3,932)	5,399	16,705	(16,925)	(15,542)
Cumulative effect of a change in accounting principle	—	—	—	(1,021)	—
Net income (loss)	$(3,932)	$5,399	$16,705	$(17,946)	$(15,542)

(1)          Includes interest on loans to senior executives.

	Year Ended December 31,
	2004	2003	2002	2001	2000
Basic net income (loss) per share before cumulative effect of a change in accounting principle	$(0.46)	$0.62	$1.69	$(1.61)	$(1.48)
Cumulative effect per share of change in accounting principle	—	—	—	(.10)	—
Basic net income (loss) per share	$(0.46)	$0.62	$1.69	$(1.71)	$(1.48)
Weighted average shares outstanding	8,462,950	8,651,500	9,905,900	10,507,413	10,507,413
Diluted net income (loss) per share before cumulative effect of a change in accounting principle	$(0.46)	$0.62	$1.66	$(1.61)	$(1.48)
Cumulative effect per share of change in accounting principle	—	—	—	(.10)	—
Diluted net income (loss) per share	$(0.46)	$0.62	$1.66	$(1.71)	$(1.48)
Diluted weighted average shares outstanding	8,462,950	8,767,400	10,049,100	10,525,413	10,507,413
Cash Flow Data:
Net cash (used in) provided by operating activities	$(8,937)	$(7,957)	$(8,081)	$22,316	$(91)
Net cash provided by (used in) investing activities	$36,652	$35,229	$25,767	$37,413	$71,072
Net cash (used in) provided by financing activities	$(35,384)	$(22,469)	$(9,994)	$(56,358)	$(73,270)
Other Data:
Dividends declared per share	$0.52	$0.52	$0.52	$0.39	$—

	At December 31,
	2004	2003	2002	2001	2000
Total assets	$73,898	$108,976	$110,586	$82,057	$150,304
Cash and cash equivalents	$11,948	$19,607	$14,505	$6,753	$3,394
Securities available for sale, at estimated fair value	$9	$35,510	$59,317	$51,783	$74,731
Loans	$6,651	$3,744	$2,245	$4,819	$30,404
Investments in real estate	$26,660	$22,577	$21,498	$4,471	$24,767
Investments in WFSG and affiliates	$—	$—	$—	$5,893	$5,593
Investments in Bourne End	$1,901	$2,141	$5,579	$5,195	$6,719
Borrowings and notes payable	$7,977	$33,122	$35,478	$37,966	$88,930
Obligations under capital leases	$12,401	$12,942	$16,847	$—	$—
Total stockholders’ equity	$34,307	$45,381	$44,207	$38,799	$55,651

Our net earnings during 2004, 2003 and 2002 have come primarily from the sale of mortgage-backed securities and from the sale of real estate by our Bourne End subsidiary. These assets have now become a less significant part of our balance sheet and material earnings from the sale of these assets are not expected to continue. We have reinvested a portion of the proceeds from the sale of these assets into the acquisition of Fatburger and we expect to continue to emphasize our restaurant operations and other business segments. Future earnings will depend upon the success of our existing operations, such as Fatburger and George Elkins, as well the redeployment of our cash.

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

Critical Accounting Policies

Accounting For Equity Investees

The equity method of accounting is used for investments in associated companies which are not unilaterally controlled by the Company and in which the Company’s interest is generally between 20% and 50% of the outstanding voting rights. The Company’s share of earnings or losses of associated companies in which at least 20% of the voting securities is owned, is included in the consolidated statement of operations.

Valuation

At December 31, 2004, our largest asset consisted of our portfolio of real estate. We value our real estate holdings either by independent appraisal or through internally generated analysis using comparable market data.

Sale Recognition

During 2004, we were involved in significant sales of mortgage-backed securities, real estate and other assets. Our accounting policy calls for the recognition of sales of financial instruments, including mortgage-backed securities and loans, only when we have irrevocably surrendered control over these assets. We do not retain any recourse or performance obligations with respect to our sales of assets. Our sales of financial instruments were cash sales, and the cash proceeds were not contingent upon any future event.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price and other acquisition related costs over the estimated fair value of the net tangible and intangible assets acquired. We do not amortize goodwill. Intangible assets are stated at the estimated value at the date of acquisition and include trademarks, operating manuals, franchise agreements and leasehold interests. Trademarks, which have indefinite lives, are not subject to amortization. All other intangible assets are amortized over their estimated useful lives, which range from five to fifteen years.

We assess potential impairments to intangible assets at least annually, or when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Our judgments regarding the existence of impairment indicators and future cash flows related to intangible assets are based on operational performance of our acquired businesses, market conditions and other factors. Future events could cause us to conclude that impairment indicators exist and that goodwill or other intangible assets associated with our acquired businesses are impaired. Any resulting impairment loss could have an adverse impact on our results of operations.

Operating Segments

Our operating segments consist of (i) restaurant operations conducted through our Fatburger subsidiary, (ii) commercial real estate mortgage brokerage activities conducted through our majority-owned subsidiary, George Elkins and (iii) real estate, merchant banking and financing activities. The following is a summary of each of the operating segments:

Restaurant Operations

Fatburger operates or franchises 62 hamburger restaurants located primarily in California and Nevada. In August 2003, we provided an investment and financing package for Fatburger which involved our acquisition of the entire class of the Series A-1 Preferred and the Series D Preferred stock of Fatburger. Currently, we own approximately 71% of the voting control of Fatburger. Fatburger has plans to open additional restaurants including franchises throughout the United States. Franchisees currently own and operate 36 of the Fatburger locations and Fatburger has agreements for approximately 220 new franchise locations.

Commercial Real Estate Mortgage Brokerage Operations

George Elkins provided brokerage services related to the production of over $700 million in commercial real estate mortgages during 2004. George Elkins is headquartered in Los Angeles, with satellite offices located throughout the southern California area and in Las Vegas. The mortgage brokerage operation also manages a commercial loan servicing portfolio in excess of $700 million for various investors. The Company earned mortgage servicing fees of $0.7 million during 2004, which is included in other income in the accompanying consolidated statements of operations.

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

Segment data for the twelve months ended December 31, 2004, and 2003, 2002 are as follows (dollars in thousands):

Real Estate,
	Merchant Banking and			Commercial Real Estate
	Finance			Mortgage Brokerage			Restaurant			Total
	Twelve months ended			Twelve months ended			Twelve months ended			Twelve months ended
	December 31,			December 31,			December 31,			December 31,
	2004	2003	2002	2004	2003	2002	2004	2003	2002	2004	2003	2002
Net Interest Income:

Loans	$1,899	$1,250	$469	$—	$—	$—	$—	$—	$—	$1,899	$1,250	$469
Securities	617	2,422	5,277	—	—	—	—	—	—	617	2,422	5,277
Loans to senior executives	189	216	88	—	—	—	—	—	—	189	216	88
Other investments	108	170	262	2	3	2			—	110	173	264
Total interest income	2,813	4,058	6,096	2	3	2	—	—	—	2,815	4,061	6,098
Interest expense	112	669	1,906	—	—	—	—	—	—	112	669	1,906
Net interest income	2,701	3,389	4,190	2	3	2	—	—	—	2,703	3,392	4,192
Real estate operations:
Operating revenue	4,108	4,026	927	—	—	—	—	—	—	4,108	4,026	927
Operating expense	(1,760)	(1,930)	(669)	—	—	—	—	—	—	(1,760)	(1,930)	(669)
Gain on sale of real estate	1,703	279	49	—	—	—	—	—	—	1,703	279	49
Interest expense	(1,120)	(1,335)	(333)	—	—	—	—	—	—	(1,120)	(1,335)	(333)
Depreciation	(646)	(616)	(158)	—	—	—	—	—	—	(646)	(616)	(158)
Total real estate operations	2,285	424	(184)	—	—	—	—	—	—	2,285	424	(184)
Restaurant operations:
Operating income	—	—	—	—	—	—	21,889	7,502	—	21,889	7,502	—
Cost of goods sold	—	—	—	—	—	—	(13,042)	(4,556)	—	(13,042)	(4,556)	—
Franchise and royalty fees	—	—	—	—	—	—	1,431	463	—	1,431	463	—
General and administrative costs	—	—	—	—	—	—	(10,809)	(3,514)	—	(10,809)	(3,514)	—
Interest Expense	—	—	—	—	—	—	(661)	(319)	—	(661)	(319)	—
Depreciation and amortization	—	—	—	—	—	—	(1,498)	(494)	—	(1,498)	(494)	—
Total restaurant operations	—	—	—	—	—	—	(2,690)	(918)	—	(2,690)	(918)	—
Other operating income:
Market valuations and impairments	—	(762)	(400)	—	—	—	—	—	—	—	(762)	(400)
Gain on sale of prepaid servicing credit	1,530	—	—	—	—	—	—	—	—	1,530	—	—
Equity in earnings of equity investee	4,419	4,934	1,100	—	—	—	—	—	—	4,419	4,934	1,100
Gain on sale of loans and securities	2,099	12,520	28,045	—	—	—	—	—	—	2,099	12,520	28,045
Loan brokerage fees	—	—	—	5,795	5,408	2,315	—	—	—	5,795	5,408	2,315
Other income (loss), net	2,501	1,039	(1,424)	426	427	387	—	—	—	2,927	1,466	(1,037)
Total other operating income	10,549	17,731	27,321	6,221	5,835	2,702	—	—	—	16,770	23,566	30,023
Operating expenses:
Compensation and employee benefits	4,924	6,932	6,273	5,195	4,849	2,342	—	—	—	10,119	11,781	8,615
Leave of absence expense	4,750	—	—	—	—	—	—	—	—	4,750	—	—
Professional fees	2,498	1,756	2,018	37	169	140	—	—	—	2,535	1,925	2,158
Fees paid to related parties	342	425	75	—	—	—	—	—	—	342	425	75
Other	4,341	2,381	2,469	913	898	487	—	—	—	5,254	3,279	2,956
Total operating expenses	16,855	11,494	10,835	6,145	5,916	2,969	—	—	—	23,000	17,410	13,804
Net income (loss) before provision for income taxes	(1,320)	10,050	20,492	78	(78)	(265)	(2,690)	(918)	—	(3,932)	9,054	20,227
Provision for income taxes	—	3,454	3,522	—	—	—	—	201	—	—	3,655	3,522
Net income (loss)	$(1,320)	$6,596	$16,970	$78	$(78)	$(265)	$(2,690)	$(1,119)	$—	$(3,932)	$5,399	$16,705
Segment assets	$52,357	$87,179	$107,561	$1,341	$2,230	$3,025	$20,200	$19,567	$—	$73,898	$108,976	$110,586

RESULTS OF OPERATIONS—2004 Compared to 2003

NET INCOME.   Our net loss for the year ended December 31, 2004 amounted to $3.9 million, or $0.46 per share, compared to net income of $5.4 million, or $0.62 per share for the year ended December 31, 2003. The net loss for the 2004 period is primarily attributable to operating expenses of $23.0 million and losses from restaurant operations of $2.7 million, partially offset by net interest income of $2.7 million, gain on sale of loans and securities of $2.1 million, loan brokerage fees of $5.8 million, equity in earnings of equity investees of $4.4 million, and gain on the sale of a prepaid servicing credit of $1.5 million.

Operating expenses were higher than normal during the year ended December 31, 2004 primarily due to a $2.0 million leave of absence payment to Andrew Wiederhorn and the accrual of $1.8 million of future expenses associated with the leave of absence.

The 2003 net income was primarily the result of gains on the sale of loans and securities of $12.5 million, and equity in earnings of equity investees of $4.9 million, which were partially offset by our operating expenses.

The following sections describe the results of operations of our operating segments for the years ended December 31, 2004 and 2003:

Restaurant Segment

In addition to operating company owned restaurants, our strategy with respect to Fatburger is to increase the number of franchises, thus increasing the franchise fees and future royalty income to the operation. Fatburger is implementing a nationwide expansion of the franchise and currently has agreements with approximately 20 franchisees to open approximately 220 new locations. When Fatburger enters into a franchise agreement, the franchisee pays a $20,000 per restaurant non-refundable franchise fee. An additional $20,000 fee per restaurant is collected when the franchisee signs a lease agreement. These fees are recognized into income upon the opening of the franchise restaurant. As of December 31, 2004, Fatburger had collected approximately $4.4 million in franchise fees for future restaurant locations. It is expected that an additional $4.4 million relating to these locations will be collected as specific leases are signed.

During the year ended December 31, 2004, we recognized a net loss from our restaurant segment of $2.7 million. This was primarily the result of a gross margin (sales less cost of goods sold) of $8.8 million and franchise and royalty revenue of $1.4 million, offset by general and administrative costs of $10.8 million, interest expense of $0.7 million, and depreciation and amortization of $1.5 million.

During the nearly five months from acquisition through December 31, 2003, we recognized a net loss from our restaurant segment of $1.1 million. This was primarily the result of gross margin (sales less cost of goods sold) of $2.9 million and franchise and royalty revenue of $0.5 million, offset by general and administrative costs of $3.5 million, interest expense of $0.3 million, depreciation and amortization of $0.5 million and a provision for income taxes of $0.2 million.

Commercial Real Estate Mortgage Brokerage Segment

The Company owns a 51% ownership interest in George Elkins, a mortgage brokerage operation, which in 2004 provided brokerage services resulting in the production of over $700 million in commercial real estate mortgages. George Elkins is headquartered in Los Angeles, with satellite offices located throughout the southern California area and in Las Vegas. The mortgage banking operation also manages a commercial loan servicing portfolio in excess of $700 million for various investors.

We recognized $0.1 million in net income from the commercial real estate mortgage brokerage segment for the year ended December 31, 2004, compared to a loss of $0.1 million during the 2003 period. During the 2004 period, we recognized loan brokerage fees of $5.8 million, loan servicing and other revenue of $0.4 million, which was offset by compensation expense of $5.2 million and other operating expense of $0.9 million.

During the 2003 period, we recognized loan brokerage fees of $5.4 million, loan servicing and other revenue of $0.4 million, which was offset by compensation expense of $4.8 million and other operating expense of $1.1 million.

Real Estate, Merchant Banking, and Financing Segment

NET INTEREST INCOME.   Our net interest income for the year ended December 31, 2004 was $2.7 million, compared with $3.4 million for the year ended December 31, 2003. These results reflect a reduction in interest income on securities of $1.8 million as the result of the sale or repayment of mortgage-backed securities. This decrease was partially offset by an increase in interest income on loans (reflecting our increased investment in specialty real estate and other lending) of $0.6 million and a decrease in interest expense of $0.6 million as a result of our repayment of debt related to the mortgage-backed securities. The following tables set forth information regarding the total amount of income from interest-earning assets and expense from interest-bearing liabilities and the resulting average yields and rates:

	For the Year Ended December 31, 2004
	Average Balance	Interest Income (Expense)	Yield/Rate
	(dollars in thousands)
Interest-Earning Assets:
Loan portfolios(1)	$11,011	$2,088	19.0%
Mortgage-backed securities available for sale	12,831	617	4.8
Other investments	10,894	110	1.0
Total interest-earning assets	$34,736	$2,815	8.1%
Interest-Bearing Liabilities:
Borrowings(2)	$9,489	$(112)	1.2%
Total interest-bearing liabilities	$9,489	$(112)	1.2%
Net interest income before provision for loan losses/spread(3)		$2,703	6.9%
Net interest margin(4)			7.8%

(1)          Includes loans to a senior executive, which were originated prior to restrictions on loans to executive officers being imposed by the Sarbanes—Oxley Act of 2002.

(2)          Borrowings and interest expense relating to real estate investments and restaurant operations are not included in this analysis.

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

REAL ESTATE OPERATIONS.   Our real estate operations represent activity from our direct investment in commercial property, as well as the operations of our leasehold interests in freestanding retail buildings. During the year ended December 31, 2004, we realized net income from real estate operations of $2.3 million, compared with net income from real estate operations of $0.4 million for the year ended December 31, 2003. The increase during the 2004 period was primarily the result of gains on sales of real estate of $1.7 million, compared to gains of $0.3 million during the prior year. The gains on sales during 2004 relate to the sale of eight of our freestanding retail buildings and from the recognition of the deferred gain relating to the receipt of the final payment on a real estate sale which was financed in a prior year.

OTHER OPERATING INCOME.   Our other operating income was approximately $10.5 million for the year ended December 31, 2004. This compares to other operating income of $17.7 million for the year ended December 31, 2003. The primary components of our other operating income include the following:

Gain on the Sale of Loans and Securities.   During the years ended December 31, 2004 and 2003, we sold loans and securities to unrelated third parties for approximately $30.3 million and $16.0 million, respectively, resulting in gains of approximately $2.1 million and $12.5 million, respectively.

Equity in Earnings of Equity Investees.   During 2004 and 2003, Bourne End sold properties and retired indebtedness, a process which began during the fourth quarter of 2001. For the years ended December 31, 2004, and 2003, we recorded $4.4 million and $5.0 million, respectively, in earnings relating to our share of the net income of Bourne End.

Prepaid Loan Servicing Credit.   During the year ended December 31, 2004, we sold our Wilshire Credit Corporation (“WCC”) prepaid loan servicing credit (the “Loan Servicing Credit”) for $1.5 million in cash. The Loan Servicing Credit was originally acquired by us in 1998, when we were an affiliate of WCC. The Loan Servicing Credit may be used, subject to certain limitations, to pay for loan portfolio servicing activities performed by WCC. As a result of the sale, we recognized a gain in the amount of $1.5 million.

Other Income.   During the year ended December 31, 2004, our other income included $1.3 million in gross modeling fees earned by V-Model, $0.3 million in net gains on foreign currency and $1.0 million in net advisory fees earned in connection with a third party real estate transaction. During the 2003 period, other revenue included $0.8 million in net gains on foreign currency and $0.3 million in net advisory fees earned in connection with third party real estate transactions.

OPERATING EXPENSES.   During 2004, operating expenses of the real estate, merchant banking and finance segment were comprised of compensation and employee benefits of $4.9 million, Leave of Absence costs of $4.8 million, professional fees of $2.5 million, V-Model operating costs of $1.7 million and other costs of $3.0 million. During 2003, operating expenses comprised of compensation and employee benefits of $6.9 million, professional fees of $1.8 million and other costs of $2.8 million.

RESULTS OF OPERATIONS—2003 Compared to 2002

NET INCOME.   Our net income for the year ended December 31, 2003 amounted to $5.4 million, or $0.62 per share, compared to net income of $16.7 million, or $1.69 per share, for the year ended December 31, 2002. The 2003 net income was primarily the result of gains on the sale of loans and securities of $12.5 million, and equity in earnings of equity investees of $4.9 million, which were partially offset by our operating expenses. The 2002 net income was primarily the result of gains on the sale of loans and securities of $28.0 million, partially offset by our operating expenses.

The following sections describe the results of operations of our operating segments for the years ended December 31, 2003 and 2002:

Restaurant Segment

During the nearly five months from acquisition through December 31, 2003, we recognized a net loss from our restaurant segment of $1.1 million. This was primarily the result of gross margins (sales less cost of goods sold) of $2.9 million and franchise and royalty revenue of $0.5 million, offset by general and administrative costs of $3.5 million, interest expense of $0.3 million, depreciation and amortization of $0.5 million and a provision for income taxes of $0.2 million.

Commercial Real Estate Mortgage Brokerage Segment

Our net loss from the commercial real estate brokerage segment was approximately $0.1 million for the year ended December 31, 2003. During the seven month period of our ownership of George Elkins during 2002, our net loss from the commercial real estate brokerage segment was $0.3 million. During the 2003 period, we recognized loan brokerage fees of $5.4 million, and loan servicing and other revenue of $0.4 million, which were offset by compensation expense of $4.8 million and other operating expense of $1.1 million. During the seven month period of our ownership during 2002, we recognized loan brokerage fees of $2.3 million, loan servicing and other revenue of $0.4 million, which were offset by compensation expense of $2.3 million and other operating expense of $0.6 million.

Real Estate, Merchant Banking, and Financing Segment

NET INTEREST INCOME.   Our net interest income for the year ended December 31, 2003 was $3.4 million, compared with $4.2 million for the year ended December 31, 2002. These results reflect a reduction in interest income on securities of $2.9 million as the result of the sale or repayment of mortgage-backed securities. This decrease was offset by an increase in interest income on loans (reflecting our increased investment in specialty real estate and other lending) of $0.9 million and a decrease in interest expense of $1.2 million as a result of our repayment of debt related to the mortgage-backed securities. The following tables set forth information regarding the total amount of income from interest-earning assets and expense from interest-bearing liabilities and the resulting average yields and rates:

	For the Year Ended December 31, 2003
	Average Balance	Interest Income (Expense)	Yield/Rate
	(dollars in thousands)
Interest-Earning Assets:
Loan portfolios(1)	$6,470	$1,466	22.7%
Mortgage-backed securities available for sale	49,906	2,422	4.9
Other investments	15,526	170	1.1
Total interest-earning assets	$71,902	$4,058	5.7%
Interest-Bearing Liabilities:
Borrowings(2)	$30,291	$(669)	2.2%
Total interest-bearing liabilities	$30,291	$(669)	2.2%
Net interest income before provision for loan losses/spread(3)		$3,389	3.5%
Net interest margin(4)			4.7%

(1)          Includes loans to a senior executive, which were originated prior to restrictions on loans to executive officers being imposed by the Sarbanes—Oxley Act of 2002.

(2)          Borrowings and interest expense relating to real estate investments are not included in this analysis.

(3)          Net interest spread represents the unweighted difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(4)          Net interest margin represents net interest income divided by average interest-earning assets.

	For the Year Ended December 31, 2002
	Average Balance	Interest Income (Expense)	Yield/Rate
	(dollars in thousands)
Interest-Earning Assets:
Loan portfolios(1)	$4,467	$557	12.5%
Mortgage-backed securities available for sale	47,937	5,277	11.0
Other investments	16,017	262	1.7
Total interest-earning assets	$68,421	$6,096	8.9%
Interest-Bearing Liabilities:
Borrowings(2)	$36,310	$(1,906)	5.2%
Total interest-bearing liabilities	$36,310	$(1,906)	5.2%
Net interest income before provision for loan losses/spread(3)		$4,190	3.7%
Net interest margin(4)			6.1%

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

REAL ESTATE OPERATIONS.   During the year ended December 31, 2003, we realized a net income from real estate operations of $0.4 million, compared with a net loss from real estate operations of $0.2 million for the year ended December 31, 2002. The increase during the 2003 period was primarily the result of gains on sales of real estate of $0.3 million.

OTHER OPERATING INCOME.   Our other operating income was approximately $17.7 million for the year ended December 31, 2003. This compares to net other operating income of $27.3 million for the year ended December 31, 2002. The primary components of our net other operating income include the following:

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

OPERATING EXPENSES.   During 2003, operating expenses of the real estate merchant banking, and finance segment were comprised of compensation and employee benefits of $6.9 million, professional fees of $1.8 million and other costs of $2.8 million. During 2002, operating expenses of the merchant banking, real estate and finance segment were comprised of compensation and employee benefits of $6.3 million, professional fees of $2.0 million and other costs of $2.6 million.

CHANGES IN FINANCIAL CONDITION

GENERAL.   Total assets decreased from approximately $109.0 million at December 31, 2003 to approximately $73.9 million at December 31, 2004. Total liabilities decreased from approximately $63.6 million at December 31, 2003 to approximately $39.6 million at December 31, 2004. The decline in total assets and liabilities was primarily the result of sales of our mortgage-backed securities and repayment of the related borrowings. Stockholders’ equity decreased in 2004 by approximately $11.1 million resulting primarily from our net loss of $3.9 million, dividends declared of $4.4 million, the purchase of treasury stock of $1.7 million and the purchase of a call option of $0.6 million.

SECURITIES AVAILABLE FOR SALE.   The balance of mortgage-backed securities available for sale decreased from $35.5 million at December 31, 2003 to less than $0.1 million at December 31, 2004. The decrease was primarily the result of the sale of mortgage-backed securities with a carrying value of $29.1 million and cash repayments of securities of $6.9 million, partially offset by increases in market value of $1.4 million.

LOAN PORTFOLIO.   We invest in special situation loans, generally secured by real estate. These loans are typically short-term, with maturities ranging from 6 to 24 months. Due to the unique circumstances relating to the loans, the interest rate charged the borrower is significantly higher than conventional real estate lending. As of December 31, 2004, our special situation loan portfolio consisted of five individual loans with a combined carrying value of $6.7 million. Three of the five loans are secured by real estate consisting of commercial or single-family properties located in California, Texas, and Nevada. One loan is secured by all of the stock and assets of a commercial manufacturing business, and one loan is secured by stock in a software company. The loans have a weighted average interest rate (including the effects of $2.2 million in impaired loans on non-accrued status and excluding fees and points) of 8.0% and a weighted average maturity of 4 months.

During the year ended December 31, 2004, our loan portfolio increased by approximately $2.9 million. This was primarily the result of the acquisition of new loans with a carrying value totaling $10.6 million, partially offset by the sale or repayment of loans totaling $8.2 million. As of December 31, 2004, two of the Company’s loans totaling $2.2 million had been restructured to provide additional time for repayment by the borrowers in exchange for various extension fees or other new terms. As a result, these loans were considered impaired for accounting purposes, however, no impairment reserves were required on these loans due to management’s expectation that the carrying amounts will be collected.

INVESTMENTS IN REAL ESTATE.   Investments in real estate increased by $4.1 million during the year ended December 31, 2004. The increase was primarily due to the purchase of the fee interest in three freestanding retail buildings for $0.9 million, the purchase of two apartment buildings in Barcelona, Spain for $4.3 million and capital improvements of $2.0 million, partially offset by the sale of eight properties with a net book value of $2.5 million and depreciation of $0.6 million.

LOANS TO SENIOR EXECUTIVES.   On February 21, 2002 (prior to the passage of the Sarbanes-Oxley Act of 2002), we loaned Mr. Wiederhorn $175,000 to finance the purchase of Common Stock. This loan is full recourse to Mr. Wiederhorn and is secured by all of Mr. Wiederhorn’s rights under his employment agreement. At Mr. Wiederhorn’s direction (in accordance with the terms of his employment agreement), on February 21, 2002, we loaned a limited partnership (the “LP”) controlled by Mr. Wiederhorn’s spouse $687,000 to finance the purchase of Common Stock. The loan is secured by the membership interests of two limited liability companies owned by the LP. The limited liability companies each own a parcel of real property in Oregon and have no liabilities. At the time of the loan, the real properties had an appraised value of $725,000. The loan is also guaranteed by Mr. Wiederhorn. The Common Stock purchased with the proceeds of these loans does not serve as security for the loans. The loans are due on February 21, 2007, and bear interest at the prime rate, as published in the Wall Street Journal, which interest is added to the principal annually.

On July 9, 2002 (prior to the passage of the Sarbanes-Oxley Act of 2002), we loaned Mr. Wiederhorn $2.0 million. This loan is full recourse to Mr. Wiederhorn and his spouse and is secured by trust deeds on two residences located in Oregon. The loan is due on August 1, 2007 and bears interest at 8.5% per annum, payable monthly.

Further information on these loans to executives is included in our proxy statements for 2004 and prior years’ Annual Meeting of Stockholders.

INVESTMENT IN BOURNE END.   Our investment in Bourne End decreased by $0.2 million to $1.9 million during the year ended December 31, 2004. The decrease was primarily the result of our receipt of cash distributions from Bourne End of $4.6 million; partially offset by the recognition of $4.4 million of our share of the earnings of Bourne End.

RESTAURANT PROPERTY, PLANT AND EQUIPMENT, NET.   Our investment in restaurant property, plant and equipment, net of depreciation, increased $0.3 million during the year ended December 31, 2004 to a balance of $6.2 million. The increase was primarily the result of approximately $1.7 million of additions to equipment, furniture and fixtures relating to new restaurant openings, less depreciation expense of approximately $1.4 million, during the period.

INTANGIBLE ASSETS, NET.   Primarily as a result of the acquisition and consolidation of Fatburger, as of December 31, 2004 we had intangible assets, net of amortization, of $5.4 million. This consisted of trademark rights of approximately $4.0 million, franchise agreements of approximately $1.1 million and other miscellaneous intangible assets of $0.5 million. Intangible assets decreased $0.2 million during the year ended December 31, 2004 primarily as the result of amortization expense.

GOODWILL.   Primarily as a result of the acquisition and consolidation of Fatburger, we had recorded goodwill of $7.1 million as of December 31, 2004. Goodwill decreased during 2004 by $0.2 million as the result of the impairment of goodwill relating to the acquisition of V-Model.

OTHER ASSETS.   Our other assets consisted of the following:

	December 31
	2004	2003
	(dollars in thousands)
Capitalized deferred compensation	$878	$1,249
Advisory fee receivable	1,368	—
Prepaid expenses	263	305
Trade receivables	450	344
Investment in operating leases	298	463
Mortgage servicing rights	253	273
Restaurant assets	816	213
Other	729	749
Total	$5,055	$3,596

The capitalized deferred compensation included in other assets relates to the acquisition of George Elkins. In conjunction with the acquisition, certain employees of George Elkins entered into long-term employment agreements. These employees received payments totaling $1.9 million which we capitalized as deferred compensation. The employees are obligated to perform under the employment agreements and must repay any unearned deferred compensation payments upon early termination. The deferred compensation is earned ratably over the terms of the employment agreements, and we are amortizing the $1.9 million investment over the contract terms. At December 31, 2004, the remaining contract terms range from 4 to 29 months.

The advisory fee receivable of $1.4 million at December 31, 2004, relates to $2.0 million in advisory fees which we earned during December 2004 relating to a third party real estate transaction in Europe. The balance of the fee was collected during the first quarter of 2005. Our other liabilities include approximately $1.0 million in commissions payable at December 31, 2004 relating to this transaction.

REPURCHASE AGREEMENTS, BORROWINGS AND NOTES PAYABLE.   Our repurchase agreements, borrowings and notes payable decreased $25.1 million during the year ended December 31, 2004 to an ending balance of $8.0 million. This was primarily the result of the repayment of repurchase agreements upon the sale of mortgage-backed securities.

OBLIGATIONS UNDER CAPITAL LEASES.   Obligations under capital leases decreased approximately $0.5 million during the year ended December 31, 2004. This decrease was primarily the result of the scheduled amortization of the obligations.

DEFERRED INCOME.   Franchise fee revenue from the sales of individual Fatburger franchises is recognized only when all material services or conditions relating to the sales have been substantially performed or satisfied. The completion of training and the opening of a location by the franchisee constitute substantial performance. Fatburger charges $40,000 per location in franchise fees. One-half of the fees are collected in cash at the time the franchise rights are granted and the balance is collected at the time the lease for the location is executed. Nonrefundable deposits collected in relation to the sale of franchises are recorded as deferred franchise fees until the completion of training and the opening of the restaurant, at which time the franchise fee revenue is recognized. As of December 31, 2004, our deferred income relating to the collection of unearned Fatburger franchise fees was $4.5 million, an increase of $0.8 million from December 31, 2003. The increase was primarily the result of the collection of nonrefundable deposits on new franchises. As of December 31, 2004, nearly all of the deferred income was comprised of the initial $20,000 non-refundable deposit received per location and the balance of the franchise fee will be collected in cash as leases on these locations are signed.

DEFERRED INCOME TAXES.   Our deferred income taxes decreased $1.2 million to $5.8 million at December 31, 2004. This was primarily the result of a decrease in the accrued taxes associated with unrealized gains on mortgage-backed securities. As of December 31, 2004, we had, for U.S. Federal tax purposes, a net operating loss (“NOL”) carryforward of approximately $77.6 million, including $13.5 million relating to Fatburger. The NOL carryforward may reduce the future cash payment of the deferred income tax liability. Our NOL begins to expire in 2018. Fatburger’s NOL began to expire in 2004 and is generally subject to an annual limitation under the Internal Revenue Code of 1986, Section 382, Limitation on Net Operating Loss Carryovers and Certain Built-In Losses Following Change in Control. In addition, to the extent the Fatburger NOL is utilized, the recognition of the related tax benefits would first reduce goodwill related to the Fatburger acquisition, then other non-current intangible assets related to that acquisition, and then income tax expense in accordance with Statement on Financial Accounting Standards No. 109, Accounting for Income Taxes.

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

STOCKHOLDERS’ EQUITY.   Stockholders’ equity decreased by approximately $11.1 million resulting primarily from our net loss of $3.9 million, purchase of treasury stock of $1.7 million, the purchase of a call option on the Company’s stock of $0.6 million and dividends declared of $4.4 million.

In April 2004 we purchased 330,500 shares of our common stock from Clarence Coleman, an unrelated stockholder who, at the time, owned approximately 10% of the common stock. The purchase price was $5.40 per share and the shares were placed in treasury.

In April 2004 we purchased a three year call option (the “Call Option”) from Andrew A. Wiederhorn, the Company’s former Chairman and Chief Executive Officer and current Chief Strategic Officer. The Call Option gives us the right, but not the obligation, to purchase 423,245 of the Company’s outstanding common stock (the “Option Shares”) from Mr. Wiederhorn for a purchase price of $3.99 per share. The option may be exercised at any time during the three year option period. We paid $750,000 ($1.77 per option share) for the Call Option. The Call Option was exercised on March 14, 2005 for $1.6 million and we placed 423,245 shares in treasury.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund business operations and acquisitions, engage in loan acquisition and lending activities and for other general business purposes. The primary sources of funds for liquidity during the year ended December 31, 2004 consisted of net cash provided by investing activities, including cash repayments related to our mortgage-backed securities portfolio, cash distributions from BEP and the sale of mortgage-backed securities. As of December 31, 2004, we had cash or cash equivalents of $11.9 million which we believe will be sufficient to meet our current liquidity needs.

Our borrowings and the availability of further borrowings are substantially affected by, among other things, changes in interest rates, changes in market spreads or decreases in credit quality of our assets.

Fluctuations in interest rates will impact our net income to the extent our operations and our fixed rate assets are funded by variable rate debt. We may also be impacted to the extent that our variable rate assets reprice on a different schedule or in relation to a different index than any floating rate debt. See “Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.”

At December 31, 2004, we had total consolidated secured indebtedness of $20.4 million, as well as $19.2 million of other liabilities. The consolidated secured indebtedness consisted of (i) $12.4 million outstanding of capital leases maturing between 2010 and 2040 which are secured by real estate, (ii) mortgage notes payable of $1.6 million secured by real estate and (iii) notes payable and other debt of Fatburger of $6.3 million secured by the assets of Fatburger.

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

We consider the sale of assets to be a normal, recurring part of our operations and we are currently generating adequate cash flow as a result of these transactions. However, excluding the sale of assets from time to time, we are currently operating with negative cash flow, since many of our assets do not generate current cash sufficient to cover current operating expenses. We believe that our existing sources of funds will be adequate for purposes of meeting our liquidity needs; however, there can be no assurance that this will be the case. Material increases in interest expense from variable-rate funding sources, or material decreases in monthly cash receipts, generally would negatively impact our liquidity. On the other hand, material decreases in interest expense from variable-rate funding sources would positively affect our liquidity.

Effective October 14, 2004, the Company’s Common Stock began trading in the over-the-counter (“OTC”) market on the OTC “pink sheets.” Prior to that, the Company’s Common Stock was quoted on the Nasdaq National Market. On July 20, 2004, the Company was notified by Nasdaq of a staff determination to delist the Company’s Common Stock effective July 29, 2004. The Company challenged the staff determination and requested an oral hearing by a Listing Qualifications Panel to review the staff’s conclusions. A hearing was held on September 9, 2004, and, on October 12, 2004, the Company was notified by Nasdaq that the Listing Qualifications Panel upheld the staff determination and the Company’s Common Stock was delisted from the Nasdaq National Market on October 14, 2004. The Company requested a review of the Listing Qualifications Panel’s decision by Nasdaq’s Listing and Hearing Review Council. On February 16, 2005, the Company received notice that the Nasdaq Listing and Hearing Review Council had upheld the Panel’s decision. The Company is considering whether to continue the appeal process. There can be no assurance that an appeal will be successful.

Trading of our Common Stock in the OTC pink sheets may reduce the liquidity of our Common Stock compared to quotation on the Nasdaq National Market. Also, the coverage of the Company by security analysts and media could be reduced, which could result in lower prices for our Common Stock than might otherwise prevail and could also result in increased spreads between the bid and ask prices for the our Common Stock. Additionally, certain investors will not purchase securities that are not quoted on the Nasdaq Stock Market, which could materially impair our ability to raise funds through the issuance of Common Stock or other securities convertible into Common Stock.

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

CONTRACTUAL OBLIGATIONS

The following table provides information on the amounts of payments due under contractual obligations as of December 31, 2004 (dollars in thousands):

	Payments due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual obligations:
Borrowings and notes payable	$7,977	$2,057	$921	$1,760	$3,239
Interest payments on borrowings and notes payable	3,032	399	555	1,441	637
Obligations under capital leases(1)	33,083	1,647	3,153	3,006	25,277
Obligations under operating leases	14,593	3,185	5,003	2,715	3,690
Obligations under employment contracts	1,838	663	1,175	—	—
Leave of absence obligation	1,771	1,771	—	—	—
Purchase obligations(2)	318	318	—	—	—
Total	$62,612	$10,040	$10,807	$8,922	$32,843

(1)          The amount of imputed interest to reduce the minimum capital lease payments to present value is $20.7 million using an effective interest rate of 8.5%. Includes $22.8 million in payments expected to be made under bargain lease renewals.

(2)          As of December 31, 2004, Fatburger was under contract to purchase advertising for $0.3 million.

OFF BALANCE SHEET ARRANGEMENTS

In order to facilitate the development of franchise locations, as of December 31, 2004, Fatburger had guaranteed the annual minimum lease payments of three restaurant sites owned and operated by franchisees. The amount of the guarantees approximate $1.9 million plus certain contingent rental payments as defined in the respective leases. These leases expire at various times though 2008.

We did not have any other off balance sheet arrangements in place as of December 31, 2004.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk is primarily the exposure to loss resulting from changes in foreign currency exchange rates, interest rates and commodity prices. Our exposure to foreign currency fluctuations arises from our UK investment in BEP and our investment in Barcelona real estate. Approximately 15% of the Company’s equity is currently invested in net assets located outside of the United States as of December 31, 2004. These investments are primarily denominated in British pounds or the Euro.

Our interest rate risk is sensitive to many factors beyond our control, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors. Changes in the general level of interest rates can affect our net income by affecting the spread between our interest-earning assets and our interest-bearing liabilities and by increasing the cost associated with operating and expanding our restaurant operation. Changes in the level of interest rates can also affect, among other things, the value of our interest-earning assets and our ability to acquire loans.

The following table sets forth information as to the type of funding used to finance our assets as of December 31, 2004. As indicated by the table, a large percentage of our assets are generally funded by equity or by fixed-rate liabilities. This represents a significant decrease in interest rate risk which resulted from the sale of the remainder of the mortgage-backed securities portfolio and the associated repayment of the associated repurchase agreements during 2004.

Assets and Liabilities
As of December 31, 2004
(dollars in thousands)

	Basis Amount	Coupon Type	Liability	Type
Interest-Bearing Assets
Fixed-rate assets, no financing	$7,056	Fixed	$—	None
Variable-rate assets, no financing	2,587	Prime	—	None
Cash and cash equivalents	11,948	N/A	—	None
Subtotal	21,591		—
Other Assets
Investments in real estate	26,660	N/A	14,037	Fixed
Investment in BEP	1,901	N/A	—	None
Restaurant property, plant and equipment	6,228	N/A	6,341	LIBOR
Intangible assets, net	5,401	N/A	—	None
Goodwill	7,063	N/A	—	None
Other	5,054	N/A	—	None
Subtotal	52,307		20,378
Liability Only
Deferred income	—		4,466	None
Deferred income taxes	—		5,782	None
Other	—		8,965	None
Total	$73,898		$39,591

Our restaurant operations are also exposed to the impact of commodity and utility price fluctuations related to unpredictable factors such as weather and various other market conditions outside our control. Our ability to recover increased costs through higher prices is limited by the competitive environment in which we operate.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Item 15 of Part IV of this Report.

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Ernst & Young LLP was previously the principal accountant for the Company. The firm advised the Company on July 16, 2004 that the firm would resign as the Company’s auditors upon completion of its review of the interim financial information for the second quarter 2004 and filing of the Company’s quarterly report on Form 10-Q for the quarter ending June 30, 2004. The Company announced the resignation of Ernest & Young LLP on July 23, 2004. The Form 10-Q was filed on August 16, 2004.

During the Company’s most recent two fiscal years, Ernst & Young LLP’s report on the financial statements did not contain an adverse opinion or disclaimer of opinion nor was qualified or modified as to uncertainty, audit scope, or accounting principles. During the Company’s most recent two fiscal years there were no disagreements with Ernst & Young LLP on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedures, which disagreements if not resolved to the satisfaction of Ernst & Young LLP, would have caused Ernst & Young LLP to make references to the subject matter of the disagreements in connection with its report. During the Company’s most recent two fiscal years there were no reportable events as such term is defined in Regulation S-K 304(a)(1)(v).

The Company appointed UHY LLP as its principal accountants on September 7, 2004. The decision to hire UHY LLP was approved by the Audit Committee of the Board of Directors. Ernst & Young LLP will continue to provide tax consulting and compliance services for the Company.

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

(B)  Changes in internal control over financial reporting.   There were no significant changes in our internal control over financial reporting that occurred during our fourth fiscal quarter of 2004 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

(C)  Resolution of Reportable Conditions—Fatburger.   Prior to our acquisition of Fatburger, the independent auditors determined that Fatburger had significant deficiencies in internal control which may have affected its ability to record, process, summarize and report financial data. While these issues did not constitute a material weakness, we have made improvements to the internal controls and these issues were resolved as of December 31, 2004.

ITEM 9B.       OTHER INFORMATION

During the fourth quarter of 2004, there were no disclosures required to be reported on Form 8-K that were not reported.

PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following sets forth information about our executive officers and directors as of February 28, 2005. The business address of each executive officer and director is the address of the Company, 1410 SW Jefferson Street, Portland, OR 97201, and each executive officer and director is a United States citizen.

Unless otherwise noted, none of the officers or directors are related to one another and none of the entities mentioned are affiliates of the Company.

Donald J. Berchtold (age 59) has been the Senior Vice President of Administration of the Company since October 1999, a director of the Company since March 2004 and the sole Chief Executive Officer of the Company since August 2004. From June 2004 to August 2004, Mr. Berchtold was the Co-Chief Executive Officer of the Company. From October 1991 to October 1999, Mr. Berchtold was Senior Vice President of Wilshire Financial Services Group Inc. (“WFSG”), a public company which was principally engaged in mortgage loan purchasing, and investing in mortgage-backed securities. From 1975 to October 1991, Mr. Berchtold was a consultant and owner/operator of his own companies. Mr. Berchtold holds a BSC degree in Finance and Marketing from Santa Clara University. Mr. Berchtold is Mr. Wiederhorn’s father-in-law.

Don H. Coleman (age 66) has been a director of the Company since October 2001 and Co-Chairman since June 2004. Mr. Coleman has also been the Chief Operating Officer of Eagle Telephonic Inc. (“Eagle”), a designer and manufacturer of telephonic switches, since January 2000. From 1992 to 1998, Mr. Coleman was a Vice President of International Communication Technologies Inc., a founder of and partner in several private telephone service provider companies in foreign countries, and a significant investor in Eagle. From 1988 to 1993, Mr. Coleman was the Chief Executive Officer of Liquid Spring Technologies, Inc., which was a developer of advanced suspension systems for cars and trucks. From 1983 to 1985 Mr. Coleman was the Chief Executive Officer of Clarion Corporation of America, which was a manufacturer and supplier of automotive sound systems and electronics to original equipment manufacturers and the aftermarket. From 1996 to 1999, Mr. Coleman was a director of WFSG. From 1993 to 1999, Mr. Coleman was a director of First Bank of Beverly Hills, FSB (“FBBH”). Mr. Coleman holds B.A. and M.B.A. degrees from Stanford University.

David Dale-Johnson (age 57) has been a director of the Company since October 2001, a Co-Chairman of the Board since June 2004 and the Chief Investment Officer of the Company since August 2004. Mr. Dale-Johnson has held various teaching and administrative positions during 25 years at University of Southern California including associate professor and director of the Marshall School of Business’s Real Estate Program, associate professor at the School of Policy Planning and Development and director of Executive Education for the Lusk Center for Real Estate. Mr. Dale-Johnson is also a director of LECG, Inc., a litigation-consulting firm for which he has served as an expert in real estate economics and finance since August 2001. Prior to August 2001, Mr. Dale-Johnson was a Senior Consultant for Economic Analysis LLC, a litigation-consulting firm. From 1996 to 1999, Mr. Dale-Johnson was a director of WFSG. From 1993 to 1999, Mr. Dale-Johnson was a director of FBBH. Mr. Dale-Johnson is also Chairman, a director and member of the executive committee of CCEO, Inc., a charitable organization involved in housing rehabilitation and training of at-risk youth.

Christopher T. DeWolfe (age 39) has been a director of the Company since November 2002. Mr. DeWolfe has been the Chief Executive Officer of MySpace.com., a social networking portal, since December 2003. From October 2002 to December 2003, Mr. DeWolfe was the President of ResponseBase Marketing, LLC, an Internet direct marketing company. ResponseBase Marketing, LLC is a subsidiary of eUniverse, Inc., an operator of entertainment-related web sites. From June 2001 to October 2002, Mr. DeWolfe was the Chief Executive Officer of ResponseBase, LLC, a predecessor business to ResponseBase Marketing, LLC. In October 2002, ResponseBase, LLC sold substantially all of its assets to ResponseBase Marketing, LLC. From October 1999 to March 2001, Mr. DeWolfe was the Vice President of Marketing at Xdrive Technologies, Inc., a provider of software and service for presenting, storing and sharing of information via the Internet. From July 1997 to October 1999, Mr. DeWolfe was the Vice President of Marketing of FBBH. Mr. DeWolfe holds a B.A. in Finance from the University of Washington and an M.B.A. in Marketing from the University of Southern California.

K. Kenneth Kotler (age 52) has been a director of the Company since October 2001. Mr. Kotler is a lawyer and was admitted to the California bar in 1978. Mr. Kotler has been a sole practitioner since July of 1991, with a practice focusing on commercial collection matters. From 1994 to 1999, Mr. Kotler was a member of the boards of directors of FBBH and Girard Savings Bank, FSB, a predecessor to FBBH.

M. Ray Mathis (age 65) has been a director of the Company since January 2003. In the spring of 2004, Mr. Mathis founded The Mathis Group, LLC, which consults on business security issues, corporate due diligence, pre-employment background checks and other business related issues. Mr. Mathis was the Executive Director for the Portland Oregon Citizens Crime Commission, an advocate for business to reduce crime in the community, from 1994 to 2002. Mr. Mathis began his career in public safety and served over 20 years as a special agent for the FBI, including serving as a branch chief for NATO from 1986 to 1989. He was the European systems director of security for Pan American Airlines from 1989 to 1990. He is the former president of Alert Management Systems, whose 2,000 employees provided security services at airports in the United States and Europe. Mr. Mathis holds a BBA degree from the University of Texas at Austin. He currently serves on the boards of directors of two non-profit organizations in Portland, Oregon.

Andrew A. Wiederhorn (age 39) has been a director, the Treasurer and the Secretary of the Company since its formation and the Chief Strategic Officer of the Company since August 2004. Mr. Wiederhorn was the Chairman and the Chief Executive Officer of the Company from its formation until June 2004 and was the Co-Chairman and the Co-Chief Executive Officer of the Company from June 2004 to August 2004. Until August 1999, Mr. Wiederhorn was also the Chairman of the Board of Directors, Chief Executive Officer, Secretary and Treasurer of WFSG. In 1987, Mr. Wiederhorn founded Wilshire Credit Corporation (“WCC”), and served as the Chief Executive Officer of WCC and certain of its affiliates until August 1999. Mr. Wiederhorn received a B.S. degree in Business Administration from the University of Southern California. Mr. Wiederhorn is the son-in-law of Donald J. Berchtold, the sole Chief Executive Officer and a director of the Company.      Mr. Wiederhorn is currently on a leave of absence from his positions at the Company, but is expected to return during the 2005 term.

R. Scott Stevenson (age 48) has been Senior Vice President of the Company since October 1999 and was appointed Chief Financial Officer in June 2001. Mr. Stevenson was Senior Vice President of WFSG from September 1997 to October 1999. Mr. Stevenson was a director and President of Girard Savings Bank, FSB from 1991 to September 1997. Mr. Stevenson holds B.S. and Masters degrees in accounting from Brigham Young University. He is a certified public accountant licensed in California and Oregon.

Matt Green (age 38) has been Vice President of the Company since October 1999. From 1996 to 1999, Mr. Green was a vice president of WFSG in Europe, where it had established offices in London and Paris. Since the inception of Fog Cutter Capital Group Inc., Mr. Green has focused on the acquisition and management of all of the group’s international assets. Prior to 1996 Mr. Green was the Vice President of International Sales and Leasing for Evergreen International Aviation. He holds a BA degree in International Business from the University of Washington.

On December 8, 2004, at our annual stockholders’ meeting, the Company’s stockholders elected seven persons to the Board of Directors, each to serve until the 2005 annual meeting of stockholders, or until their successors are elected and qualified.

Involvement in Certain Legal Proceedings

Until August 1999, Mr. Wiederhorn was the Chief Executive Officer and Chairman of the Board of WFSG. Until October 1999, Mr. Stevenson and Mr. Berchtold were Senior Vice Presidents of WFSG. Mr. Coleman and Mr. Dale-Johnson were directors of WFSG until July 1999. In order to address liquidity concerns and to improve WFSG’s financial condition, WFSG and an unofficial committee of holders of a majority of WFSG’s outstanding publicly issued notes agreed to a restructuring of WFSG. In connection with the restructuring, WFSG filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy

Code in the Federal Court of Wilmington, Delaware on March 3, 1999. On April 12, 1999, the bankruptcy court approved the restructuring plan. On June 10, 1999, the plan became effective.

Mr. Wiederhorn pled guilty on June 3, 2004 to two federal counts. The first count, a violation of an ERISA provision, involved a federal law that required no criminal intent and for which his reliance on the advice of counsel was not a defense. The second count related to a violation involving a deduction on a personal tax return. The deduction was structured and approved by Mr. Wiederhorn’s tax advisors and did not reduce Mr. Wiederhorn’s tax liability or reduce the government’s tax collections. The charges to which Mr. Wiederhorn has pled guilty pursuant to the Settlement are not based upon any acts or omission of the Company or of Mr. Wiederhorn in his capacity as an officer or director of the Company. See Item 3—Legal Proceedings.

AUDIT COMMITTEE FINANCIAL EXPERT

The Audit Committee currently consists of Don H. Coleman, K. Kenneth Kotler, Christopher T. DeWolfe and M. Ray Mathis, each of whom are independent (as independence is defined in Rule 4200(a) (15) of the National Association of Securities Dealers’ listing standards). David Dale-Johnson was a member of the Audit Committee until June 2004, when he was appointed Chief Investment Officer. The Audit Committee is responsible for the appointment and oversight of the independent public accountants, reviews with the independent public accountants the plans and results of the audit engagement, approves professional services provided by the independent public accountants, reviews the independence of the independent public accountants, considers the range of audit and non-audit fees and reviews the adequacy of the Company’s internal accounting controls.

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

•       Experience preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by the Company’s financial statements, or experience actively supervising one or more persons engaged in such activities;

•       An understanding of internal controls and procedures for financial reporting; and

•       An understanding of audit committee functions.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of Forms 3, 4 and 5 and amendments thereto furnished to us for the year ended December 31, 2004, the Company’s directors, officers, or beneficial owners of more than 10% of the Company’s Common Stock timely furnished reports on Forms 3, 4 or 5, except that (i) Mr. Wiederhorn reported seven transactions late on three Forms 4 filed in 2004 and one Form 5 filed in 2005; (ii) Clarence B. Coleman reported twenty-three transactions late on one Form 4 and filed a late Form 3; (iii) Christopher DeWolfe reported three transactions late on three Forms 4; (iv) Matt Green reported two transactions late on one Form 4; (v) David Dale-Johnson reported one transaction late on one Form 4;

(vi) K. Kenneth Kotler reported three transactions late on one Form 4 and (vii) M. Ray Mathis reported five transactions late on one Form 4 filed in 2004 and one Form 5 filed in 2004.

Code of Ethics

The Board of Directors has adopted a code of ethics designed, in part, to deter wrongdoing and to promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships, full, fair, accurate, timely and understandable disclosure in reports and documents that we file with or submit to the Securities and Exchange Commission and in our other public communications, compliance with applicable governmental laws, rules and regulations, the prompt internal reporting of violations of the code to an appropriate person or persons, as identified in the code and accountability for adherence to the code. The code of ethics applies to officers, directors and employees of the Company. A copy of the code is posted in the “Management Team” section on our internet website, www.fccgi.com. In addition, we intend to post any future amendments to or waivers of our code of ethics as it applies to certain persons on our website.

ITEM 11.         EXECUTIVE COMPENSATION

The following table sets forth the total compensation paid or accrued by the Company for services rendered during the years ended December 31, 2004, 2003 and 2002 to the current Chief Executive Officer of the Company, the former Chief Executive Officer and to each of the four other most highly compensated executive officers of the Company whose total cash compensation for the year ended December 31, 2004 exceeded $100,000.

				Long-Term Compensation
		Actual Compensation		Restricted Stock	Securities Underlying
Name and Principal Position:	Year	Salary($)(1)	Bonus($)(2)	Awards($)(3)	Options/SARs (#)
Andrew A. Wiederhorn	2004	$556,830	$5,508,329	$544,025	—
Former Chairman and CEO,	2003	$377,507	$2,000,000	—	—
Current Chief Strategy Officer, Secretary and Treasurer	2002	$350,140	$1,500,000	$340,987	—
Robert G. Rosen	2004	$128,083	$391,829	—	—
Former President	2003	$262,397	$2,009,902	—	—
	2002	$281,091	$2,261,117	$151,550	—
R. Scott Stevenson	2004	$172,472	$275,000	$231,500	100,000
Senior Vice President and Chief	2003	$165,967	$200,000	—	—
Financial Officer	2002	$158,621	$150,000	$75,775	50,000
Lisa Colacurcio	2004	$153,969	$250,000	—	50,000
Former Vice President(4)	2003	$141,595	$200,000	—	—
	2002	$68,671	$25,000	$15,155	—
Matthew Green	2004	$203,891	$1,116,700	$46,300	50,000
Vice President	2003	$174,979	$141,525	—	—
	2002	$188,026	$160,000	$15,155	—
Donald J. Berchtold	2004	$168,246	$50,000	$115,750	100,000
Current Chief Executive Officer	2003	$159,770	$25,000	—	—
	2002	$126,551	$25,000	$15,155	—
David Dale-Johnson(5)	2004	$80,208	$50,000	$231,500	100,000
Chief Investment Officer

(1)          Salary amounts include payments for unused vacation time and other sundry benefits.

(2)          At December 31, 2004, bonuses were accrued but unpaid in the amount of $1.0 million for Mr. Green and $1.5 million for Mr. Wiederhorn (in accordance with his Leave of Absence Agreement). At December 31, 2003, bonuses were accrued but unpaid in the amount of $0.5 million for Mr. Wiederhorn. At December 31, 2002, bonuses were accrued but unpaid in the amount of $1.5 million for Mr. Wiederhorn and $0.2 million for Mr. Rosen.

(3)          Determined by multiplying the number of shares of restricted stock awarded by the closing market price of the Common Stock on the date of award. The shares of restricted stock shown are allocations under the Trust. The Trust allocations vest on the fifth anniversary of the date of award on the condition that the employee has been continually employed by the Company since the date of award, provided however, that the Trustees and the Company may agree in writing that the period of service need not be continuous for an officer or employee that leaves the Company for a period of not more than 36 months. The Trustees and the Company have agreed that Andrew Wiederhorn need not provide continuous service and may leave the Company for a period of not more than 36 months without forfeiting his beneficial rights under the Trust. Trust allocations were awarded in the fiscal year ended December 31, 2004 in the following amounts of shares: Mr. Wiederhorn—117,500; Mr. Stevenson—50,000; Mr. Berchtold—25,000 and Mr. Green—10,000. There were no allocations of Trust assets during the year ended December 31, 2003. Trust allocations were awarded in the fiscal year ended December 31, 2002 in the following amounts of shares: Mr. Wiederhorn—112,500; Mr. Rosen—50,000; Mr. Stevenson—25,000; Ms. Colacurcio—5,000; Mr. Berchtold—5,000 and Mr. Green—5,000. The value of such Trust allocations held as of December 31, 2004, calculated by multiplying the number of shares allocated at December 31, 2004, by the closing market price of the Common Stock at December 31, 2004, was as follows: Mr. Wiederhorn—$713,000; Mr. Rosen—forfeited; Mr. Stevenson—$232,500; Mr. Berchtold - $93,000; Ms. Colacurcio—forfeited, and Mr. Green—$46,500.

(4)          Ms. Colacurcio’s employment with the Company began in June 2002 and terminated in December 2004.

(5)          Mr. Dale-Johnson began employment with the Company on July 1, 2004.

There were options to purchase 627,000 shares granted in the year ended December 31, 2004 to Company employees and directors.

Option Grants in the Year Ended December 31, 2004

During 2004, the Compensation Committee awarded the following options to purchase stock to Executive Officers:

Individual Grants					Potential Realizable
	Number Of Securities Underlying Option/	Percent Of Total Options/SARs Granted To	Exercise Of		Value at Assumed Annual Rates Of Stock Price Appreciation For Options Term
Name (a)	SARs Granted (#) (b)	Employees In Fiscal Year (c)	Base Price ($/Sh) (d)	Expiration Date (e)	5% ($000) (f)	10% ($000) (g)
Donald J. Berchtold	100,000	25.0%	$4.27	7/22/14	$206	$580
R. Scott Stevenson	100,000	25.0%	$4.27	7/22/14	$206	$580
David Dale-Johnson	100,000	25.0%	$4.27	7/22/14	$206	$580
Matt Green	50,000	12.5%	$4.27	7/22/14	$103	$290
Lisa Colacurcio	50,000	12.5%	$4.27	7/22/14	$103	$290

Aggregated Option Exercises in the Year Ended December 31, 2004 and Fiscal Year-End Option Values:

Name	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options Held at December 31, 2004 Exercisable/Unexercisable			Value of Unexercised In-the-Money Options at December 31, 2004 Exercisable/Unexercisable
Andrew A. Wiederhorn	None	None	630,000	/	—	$— / $—
Robert G. Rosen	30,973	$22,000	189,027	/	—	$— / $—
Matthew Green	None	None	10,000	/	50,000	$— / $—
R. Scott Stevenson	None	None	43,333	/	116,667	$— / $—

Employment Agreements

The Company has employment agreements with Andrew A. Wiederhorn and R. Scott Stevenson (each an “Executive” and collectively, the “Executives”).

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

Mr. Wiederhorn may terminate his employment agreement at any time for Good Reason or with or without Good Reason during the Change in Control Protection Period (if a Change in Control occurs) (capitalized terms as defined in the employment agreement of Mr. Wiederhorn). If Mr. Wiederhorn terminates his employment agreement at any time for Good Reason or with or without Good Reason during the Change in Control Protection Period (if a Change in Control occurs), or if Mr. Wiederhorn is terminated by the Company without Cause or the employment agreement is not renewed in accordance with the employment agreement, Mr. Wiederhorn will be entitled to receive (i) any unreimbursed business expenses, (ii) any base salary, bonus, vacation pay or other deferred compensation accrued or earned but not yet paid at the date of termination, (iii) three years base salary in effect on the date of termination and (iv) three times the amount of his annual bonus for the prior fiscal year. Mr. Wiederhorn will also be entitled to (i) accelerated full vesting under all outstanding equity-based and long-term incentive plans with options remaining outstanding as provided under the applicable stock option plan and a pro rata payment under any long term incentive plans based on actual coverage under such plans payment being made at the time payments would normally be made under such plans; (ii) any other amounts or benefits due Mr. Wiederhorn under the then applicable employee benefit plans of the Company (in accordance with such plan, policy or practice); (iii) three years of additional service and compensation credit (at his then compensation level) for pension purposes under any defined benefit type qualified or nonqualified pension plan or arrangement of the Company, measured from the date of termination of employment and not credited to the extent that Mr. Wiederhorn is otherwise entitled to such credit during such three year period, which payments shall be made through and in accordance with the terms of the nonqualified defined benefit pension arrangement if any then exists, or, if not, in an actuarially equivalent lump sum (using the actuarial factors then applying in the Company’s defined benefit plan covering Mr. Wiederhorn); (iv) three years of the maximum Company contribution (assuming Mr. Wiederhorn deferred the maximum amount and continued to earn his then current salary) measured from the date of termination under any type of qualified or nonqualified 401(k) plan (payable at the end of each such year); and (v) continued medical coverage for Mr. Wiederhorn, his spouse and dependents for three years.

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

The employment agreements also provide that the Executives may participate in the Company’s Stock Plan.

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

If termination is the result of an Executive’s death, the Company will pay to the Executive’s spouse (or his estate), an amount equal to (i) any earned but not yet paid compensation (as described in the agreements), (ii) accelerated full vesting under all outstanding equity-based and long term incentive plans with options remaining outstanding as provided under the applicable stock option plan and a pro rata payment under any long term incentive plans based on actual coverage under such plans at the time payments normally would be made under such plans, (iii) any other amounts or benefits due under then applicable employee benefit plans of the Company (in accordance with such plan, policy or practice), (iv) payment of six months of base salary to the Executive’s spouse or dependents and (vi) in the case of Mr. Wiederhorn, continued medical coverage for the Executive’s spouse and dependents for the maximum period allowed under COBRA.

If an Executive’s employment is terminated by reason of disability, the Executive will be entitled to receive payments and benefits to which his representatives would be entitled in the event of his termination by reason of death, provided that the payment of base salary will be reduced by any long-term disability payments under any policy maintained by the Company. If the Executive is terminated by the Company with Cause or the Executive terminates his employment without Good Reason outside of the Change in Control Protection Period, the Executive will be entitled to receive only his base salary through the date of termination and any unreimbursed business expenses.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee currently consists of Don Coleman, Christopher DeWolfe, and K. Kenneth, Kotler. No member of the Compensation Committee was formerly an officer of the Company. In the year ended December 31, 2004, no executive officer of the Company served as a member of the board of directors or the compensation committee of another entity, one of whose executive officers served on the Compensation Committee of the Company.

Stock Purchase Loans to Officers.   Prior to the passage of the Sarbanes-Oxley Act of 2002, we had negotiated employment agreements with senior executives, which allowed these executives to borrow a specified maximum amount from us to purchase shares of common stock. These loans are full recourse, secured loans bearing interest at the prime rate. At December 31, 2004, in addition to the $2.0 million loan to Mr. Wiederhorn described below, we had outstanding stock purchase loans to Mr. Wiederhorn including accrued interest, of approximately $1.0 million. The Company is not obligated to make additional advances on loans under the employment agreements, and all other loans to executive officers have been paid in full. The remaining outstanding loans are described as follows:

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

At December 31, 2004, the total amount of loans receivable from Mr. Wiederhorn, including compounded interest and the $2 million loan described below, was $3.0 million. Further information on these loans to Mr. Wiederhorn is included in our annual proxy statement for 2004 and prior years and Mr. Wiederhorn’s employment agreement has been previously filed with the SEC.

Loan to Executive Officer.   Prior to the passage of the Sarbanes-Oxley Act of 2002, we had loaned Mr. Wiederhorn $2.0 million. This loan is fully recourse to Mr. Wiederhorn and is secured by trust deeds on two residences located in Oregon. The loan is due on August 1, 2007 and bears interest at 8.5% per annum, payable monthly. The Board of Directors (with Mr. Wiederhorn abstaining) concluded that the terms of the loan were at least as favorable to the Company as would be available in an arms length, third party transaction and approved the loan on July 9, 2002.

Fog Cutter Long-Term Vesting Trust.   In the fourth quarter of 2000, we established a trust which purchased 525,000 shares of the Company’s common stock from an unrelated shareholder. Our contribution to the trust of approximately $1.3 million was included in compensation expense for the year ended December 31, 2000. The trust was established for the benefit of our employees and directors to raise their ownership in the Company, thereby strengthening the mutuality of interests between them and our shareholders. While these shares are held in trust, they will be voted ratably with ballots cast by all other shareholders. Using the retained earnings on trust assets, the trust has subsequently purchased an additional 169,500 shares of our stock from various shareholders and is expected to purchase approximately 90,000 additional shares during the second quarter of 2005.

Andrew Wiederhorn, K. Kenneth Kotler and Don H. Coleman are the trustees for the trust. Pursuant to the terms of the trust, the trustees will, from time to time, allocate the shares to our employees. An employee shall not have any rights with respect to any shares allocated to him unless and until the employee completes five years of continuous service with the Company, commencing with the date the employee is first allocated such shares, provided however, that the trustees and the Company may agree in writing that the period of service need not be continuous for an officer or employee who leaves the Company for a period of not more than 36 months. The trustees and the Company have agreed that Andrew Wiederhorn need not provide continuous service and may leave the Company for a period of not more than 36 months without forfeiting his beneficial rights under the Trust. Upon the employee’s completion of the vesting period, the trustees shall promptly distribute to such employee the shares allocated to such employee; provided, however, that the trustees may, in lieu of distributing the shares, make a cash payment to the employee equal to the fair market value of the shares allocated to such employee as of the date immediately prior to the date of distribution or distribute any combination of cash or shares, as determined by the trustees, in their sole discretion.

As of December 31, 2004, the trustees had allocated 598,000 shares to our employees and directors.

Call Option.   On March 14, 2005, we exercised an option (the “Call Option”) to acquire 423,245 shares of the Company’s Common Stock from Mr. Wiederhorn, the Company’s former Chief Executive Officer and current Chief Strategic Officer for an exercise price of $3.99 per share. The Call Option had been acquired from Mr. Wiederhorn on April 27, 2004. The original purchase price for the Call Option was $750,000, resulting in an “all-in” cost to the Company on exercise of approximately $5.76 per share. The aggregate price to the Company on exercise of $5.76 per share represented a small premium to the Company’s book value per share and market price per share at the time the option was purchased. The strike price for the shares was less than the Company’s book value per share and approximated the recent trading range of the stock in the marketplace. At the time the Call Option was purchased, the Company and its directors also considered the following factors: (1) the potentially negative impact on the Company’s share price if the Option Shares were disposed of publicly; (2) the Company’s favorable liquidity position; (3) the potential reduction in the risk that shares are transferred in a transaction which would have an adverse impact on its NOL position; and (4) the reduction in the future expenditure of cash dividends by the Company once the Company exercises the Call Option. The Board of Directors reviewed the transaction to confirm that the transaction was in the best interest of the Company and its other stockholders.

Business Use of Private Aircraft.   During 2004, we paid $342,000 to Peninsula Capital Partners LLC (“Peninsula Capital”), an entity owned by Mr. Wiederhorn, for the Company’s business use of certain private aircraft. The Board of Directors is aware of the relationship and approved the fees for the use of the aircraft. The fee paid is a reimbursement of costs to Peninsula Capital for the Company’s use of the aircraft.

Compensation Committee Report on Executive Compensation

The Compensation Committee of the Board of Directors administers the executive compensation programs of the Company. The Compensation Committee currently consists of Don H. Coleman, Christopher T. DeWolfe and K. Kenneth Kotler, three non-employee directors. David Dale-Johnson was a member of the Compensation Committee until August 2004, when he was appointed Chief Investment Officer and replaced by Christopher T. DeWolfe. All actions of the Compensation Committee pertaining to executive compensation are submitted to the Board of Directors for approval.

The Company’s executive compensation program is designed to attract, retain, and motivate high caliber executives and to focus the interests of the executives on objectives that enhance stockholder value. These goals are attained by emphasizing “pay for performance” by having a portion of the executive’s compensation dependent upon business results and by providing equity interests in the Company. The principal elements of the Company’s executive compensation program are base salary, bonus, and stock options. In addition, the Company recognizes individual contributions as well as overall business results, using a discretionary bonus program.

Base Salary.   Base salaries for the Company’s executives are intended to reflect the scope of each executive’s responsibilities, the success of the Company, and contributions of each executive to that success. Executive salaries are adjusted gradually over time and only as necessary to meet this objective. Increases in base salary may be moderated by other considerations, such as geographic or market data, industry trends or internal fairness within the Company.

Bonuses.   The Company paid annual bonuses in 2004. The Committee determined the amount of the annual discretionary and other bonuses paid by the Company. The bonus for Mr. Green was based upon a percentage of revenues generated through Mr. Green’s direct efforts. The bonuses for other executive officers were based upon their contribution and value to the Company.

Stock Option Plan.   At its initial public offering in April 1998, the Company adopted the Stock Plan. The purpose of the Stock Plan is to enable the Company to attract, retain and motivate key employees and directors by providing them with equity participation in the Company. Accordingly, the Stock Plan permits the Company to grant stock options, restricted stock and stock appreciation rights (collectively “Awards”) to employees, directors, consultants, and vendors of the Company and subsidiaries of the Company. The Board of Directors has delegated administration of the Stock Plan to the Compensation Committee.

Under the Stock Plan, the Compensation Committee may grant stock options with an exercise price not less than the fair market value of the shares covered by the option on the date the option is granted. The Compensation Committee may also grant Awards of restricted shares of Common Stock. Each restricted stock Award would specify the number of shares of Common Stock to be issued to the recipient, the date of issuance, any consideration for such shares and the restrictions imposed on the shares (including the conditions of release or lapse of such restrictions). The Compensation Committee may also grant Awards of stock appreciation rights. A stock appreciation right entitles the holder to receive from the Company, in cash or Common Stock, at the time of exercise, the excess of the fair market value at the date of exercise of a share of Common Stock over a specified price fixed by the Compensation Committee in the Award, multiplied by the number of shares as to which the right is being exercised. The specified price fixed by the Compensation Committee will not be less than the fair market value of shares of Common Stock at the date the stock appreciation right was granted. In 2004, the Company issued options to purchase 577,000 shares (net of forfeitures) to executive officers, directors and employees.

In the fourth quarter of 2000, the Company established the Fog Cutter Long-Term Vesting Trust (the “Trust”), which purchased 525,000 shares of the Company’s Common Stock from an unrelated stockholder. The Company’s contribution to the Trust of approximately $1.3 million was included in the Company’s compensation expenses in 2000. The Trust was established for the benefit of the Company’s employees and directors to raise their ownership in the Company, thereby strengthening the mutuality of interests between them and the Company’s stockholders. In December 2002, the Trust purchased an additional 100,000 shares of the Company’s Common Stock from an unrelated stockholder. Retained earnings from the Trust were used to fund the December 2002 purchase. In addition, during April 2004, the Trust again used its retained earnings and purchased 69,500 shares of the Company’s stock from Clarence Coleman, a shareholder who, at the time, owned 10% of the common stock.

Pursuant to the terms of the Trust, the trustees will, from time to time, allocate the shares to the Company’s employees. An employee will not have any rights with respect to any shares allocated to him unless and until the employee completes five years of continuous service with the Company, commencing with the date the employee is first allocated such shares; provided however, that the trustees and the Company may agree in writing that the period of service need not be continuous for an officer or employee who leaves the Company for a period of not more than 36 months. The trustees and the Company have agreed that Andrew Wiederhorn need not provide continuous service and may leave the Company for a period of not more than 36 months without forfeiting his beneficial rights under the Trust. Prior to the completion of the vesting period, the trustees will vote the shares ratably with ballots cast by all other stockholders. Upon the employee’s completion of the vesting period, the trustees shall promptly distribute to such employee the shares allocated to such employee; provided, however, that the trustees may, in lieu of distributing the shares, make a cash payment to the employee equal to the fair market value of the shares allocated to such employee as of the date immediately prior to the date of distribution or distribute any combination of cash or shares, as determined by the trustees, in their sole discretion.

In September 2002, the trustees allocated 285,500 shares to the Company’s employees or directors. During July 2004, the trustees allocated an additional 367,500 shares to Company’s employees and directors. Of this amount, 55,000 shares previously allocated to former employees were forfeited. As a result, at December 31, 2004, a total of 598,000 shares have been allocated to employees and directors and 96,500 shares remain unallocated.

Policy of Deductibility of Compensation.   Section 162(m) of the Internal Revenue Code limits the Company’s tax deduction to $1 million for compensation paid to the Named Executive Officers, unless certain requirements are met. One of these requirements is that compensation over $1 million must be performance based. The Compensation Committee intends to continue to use performance-based compensation in the future, which should minimize the effect of this deduction limitation. However, the Compensation Committee strongly believes that its primary responsibility is to provide a compensation program that will attract, retain and reward the executive talent necessary to maximize the return to stockholders, and that the loss of a tax deduction may be necessary in some circumstances. Base salary does not qualify as performance-based compensation under IRS regulations.

CEO Compensation and President Compensation.   Mr. Wiederhorn was appointed the Company’s Chief Executive Officer at its formation and Mr. Rosen was appointed as its President in December 2002. The base salaries for Mr. Wiederhorn and Mr. Rosen for 2004 were determined by the Compensation Committee and are set forth in their employment agreements, which are described under “Employment Agreements.” Mr. Rosen resigned as the Company’s President on March 26, 2004. On June 3, 2004, the Company announced that Mr. Wiederhorn would take a leave of absence from his corporate positions at the Company. To address the management transition, the Board of Directors appointed Donald J. Berchtold as Co-Chief Executive Officer in June 2004. Mr. Wiederhorn began his leave of absence on August 2, 2004. In August 2004, the Board of Directors, with Mr. Wiederhorn’s consent, changed Mr. Wiederhorn’s position from Co-Chief Executive Officer to Chief Strategic Officer, and changed Mr. Berchtold’s position from Co-Chief Executive Officer to sole Chief Executive Officer.

COMPENSATION COMMITTEE
Don H. Coleman
Christopher T. DeWolfe
K. Kenneth Kotler

Director Compensation

From January 1, 2002 to April 1, 2002, each non-employee director was paid an annual director’s fee equal to $12,000 and from January 1, 2002 to April 1, 2002, each non-employee director was paid an annual committee fee of $12,000 for their participation on one or more Company committees, such as the Audit or Compensation Committee. Effective as of April 1, 2002 through December 31, 2003, each non-employee director was paid an annual director’s fee of $24,000 and each non-employee director was paid an annual committee fee of $24,000 for their participation on one or more Company committees. Effective March 1, 2003 through December 31, 2003, each non-employee director who also serves as a director of a subsidiary of the Company received an additional director’s fee of $24,000 annually. Effective January 1, 2004, each non-employee director is paid an annual director’s fee of $24,000 and an additional annual fee of $24,000 for each committee on which they serve, other than the Executive Committee, up to a maximum total compensation of $72,000 annually. Effective July 1, 2004, non-employee members of the Executive Committee are entitled to an additional director fee of $50,000 per annum up to a maximum total annual compensation of $122,000. In addition, on the last day of each calendar quarter, each non-employee director receives a non-statutory stock option for 1,500 shares of Common Stock at an exercise price equal to 110% of the fair market value of the Common Stock on that day. Such grants vest one-third on each of the first three anniversaries of the grant date and expire on the tenth anniversary of the grant date.

Performance Graph

The following performance graph covers the period beginning December 31, 1998 through December 31, 2004. The graph compares the return on the Company’s Common Stock to the Standard & Poor’s 500 Stock Index (“S&P 500”) and a peer group of companies (“PGI”).

	1999 Base Measurement Period(1)(2)
	December 31, 1999	December 31, 2000	December 31, 2001	December 31, 2002	December 31, 2003	December 31, 2004
Company	$100.00	$110.67	$162.26	$278.12	$441.41	$302.01
PGI(3)	$100.00	$64.24	$129.62	$123.71	$204.66	$285.48
S&P 500	$100.00	$89.86	$78.14	$59.88	$75.68	$82.49

(1)          Assumes all distributions to stockholders are reinvested on the payment dates.

(2)          Assumes $100 invested on December 31, 1999 in the Company’s Common Stock, the S&P 500 and the PGI.

(3)          The companies included in the PGI are FirstCity Financial; Back Yard Burgers Inc.; Rubio’s Restaurants Inc.; Sonic Corp.; MCG Capital Corp.; and New Valley Corp.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of February 28, 2005, the Company had outstanding 8,380,673 shares of Common Stock, which are the only outstanding voting securities of the Company.

The following table sets forth, as of February 28, 2005, the beneficial ownership of Common Stock with respect to (i) each person who was known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock, (ii) each director and nominee for director, (iii) each executive officer of the Company named in the Summary Compensation Table of this proxy statement and (iv) directors and executive officers as a group.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2)		Percent of Class
Andrew A. Wiederhorn, former Chief Executive Officer,current Chief Strategic Officer, Treasurer, Secretary,Director	2,843,094	(3)	31.6%
Tiffany A. Wiederhorn	2,843,094	(4)	31.6
TTMM, L.P.	991,709	(5)	11.8
Fog Cutter Long-Term Vesting Trust	694,500	(6)	8.3
Donald J. Berchtold, current Chief Executive Officer, Director	651,112	(7)	7.8
Richard Terrell	562,100	(8)	6.7
Patrick Terrell	470,000	(9)	5.6
Clarence B. and Joan F. Coleman	423,189	(10)	5.0
Robert G. Rosen, former President, former Director	189,027	(11)	2.6
Don H. Coleman, Director	54,500	(12)	*
R. Scott Stevenson, Senior Vice President, Chief Financial Officer	46,058	(13)	*
Christopher T. DeWolfe, Director	28,500	(14)	*
Matthew Green, Vice President	10,000	(15)	*
David Dale-Johnson, Chief Investment Officer, Director	14,509	(16)	*
K. Kenneth Kotler, Director	13,000	(17)	*
M. Ray Mathis, Director	4,000	(18)	*
Lisa M. Colacurcio, Vice President	—		*
All executive officers and directors as a group (11 persons)	3,884,773	(19)	40.5%

(1)          The address for each stockholder is c/o Fog Cutter Capital Group Inc., 1410 SW Jefferson Street, Portland, Oregon 97201-2548.

(2)          Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. Shares of Common Stock subject to options or warrants exercisable within 60 days of February 28, 2005 are deemed outstanding for computing the amount and percentage beneficially owned by the person or group holding such options or warrants, but are not deemed outstanding for computing the percentage of any other person or group. Except as noted, each stockholder has sole voting power and sole investment power with respect to all shares beneficially owned by such stockholder.

(3)          Based upon information obtained from a Schedule 13D filed with the Securities and Exchange Commission, as amended. Consists of (a) 404,026 shares of Common Stock outstanding held directly by Mr. Wiederhorn, (b) 630,000 shares of Common Stock issuable upon the exercise of currently exercisable outstanding options held directly by Mr. Wiederhorn, (c) 539,817 shares of Common Stock held directly by Mr. Wiederhorn’s spouse, Tiffany Wiederhorn, (d) 991,709 shares of Common Stock owned by TTMM, L.P., a partnership controlled by Ms. Wiederhorn, (e) 98,938 shares of Common Stock held by the Tiffany A. Wiederhorn Grantor Retained Annuity Trust I, with respect to which Ms. Wiederhorn exercises voting and investment power, (f) 13,826 shares of Common Stock owned by W.M. Starlight Investments, LLC, a limited liability company of which Ms. Wiederhorn is the manager and majority owner and (g) an aggregate of 164,778 shares of Common Stock owned by Mr. and Ms. Wiederhorn’s minor children, which are held in custody for the benefit of such minor children pursuant to arrangements that do not give Mr. Wiederhorn any voting or investment power over such shares. Mr. Wiederhorn may be deemed to share voting power and investment power with respect to all such shares of Common Stock with the other beneficial owners thereof and may be deemed to be the beneficial owner of all such shares of Common Stock. Mr. Wiederhorn disclaims beneficial ownership of all shares of Common Stock not held directly by him. Excludes 112,500 shares of Common Stock which were allocated to Mr. Wiederhorn by a Long-Term Vesting Trust established for the benefit of certain employees and directors of the Company (the “Trust”) but which will not have vested or be deliverable to Mr. Wiederhorn within 60 days of February 28, 2005. Excludes the remaining 582,000 shares of Common Stock held in the Trust which have been allocated to other employees or Directors or have not been allocated. Although Mr. Wiederhorn acts as a Trustee for the Trust, he does not have any beneficial ownership, voting power or investment power over the shares of Common Stock remaining in the Trust or allocated to other employees or Directors.

(4)          Based upon information obtained from a Schedule 13D filed with the Securities and Exchange Commission, as amended. Consists of (a) 539,817 shares of Common Stock held directly by Ms. Wiederhorn, (b) 404,026 shares of Common Stock outstanding held directly by Ms. Wiederhorn’s spouse, Andrew Wiederhorn, (c) 630,000 shares of Common Stock issuable upon the exercise of currently exercisable outstanding options held directly by Mr. Wiederhorn, (d) 991,709 shares of Common Stock owned by TTMM, L.P., a partnership controlled by Ms. Wiederhorn, (e) 98,938 shares of Common Stock held by the Tiffany A. Wiederhorn Grantor Retained Annuity Trust I, with respect to which Ms. Wiederhorn exercises voting and investment power, (f) 13,826 shares of Common Stock owned by W.M. Starlight Investments, LLC, a limited liability company of which Ms. Wiederhorn is the manager and majority owner and (g) an aggregate of 164,778 shares of Common Stock owned by Mr. and Ms. Wiederhorn’s minor children, which are held in custody for the benefit of such minor children pursuant to arrangements that do not give Ms. Wiederhorn any voting or investment power over such shares. Ms. Wiederhorn may be deemed to share voting power and investment power with respect to all such shares of Common Stock with the other beneficial owners thereof and may be deemed to be the beneficial owner of all such shares of Common Stock. Ms. Wiederhorn disclaims beneficial ownership of all shares of Common Stock not held directly by her.

(5)          Based upon information obtained from a Schedule 13D filed with the Securities and Exchange Commission, as amended. TTMM, L.P. shares voting power and investment power with Andrew Wiederhorn and Tiffany Wiederhorn over such shares.

(6)          Based upon information provided to the Company.

(7)          Based upon information obtained from a Schedule 13G filed with the Securities and Exchange Commission, as amended. Includes 10,000 shares of Common Stock issuable upon the exercise of outstanding options currently exercisable. Also includes 164,778 shares of Common Stock held by Mr. Berchtold as trustee for certain minor children, 396,170 shares of Common Stock owned by an entity which is managed by Mr. Berchtold, 2,462 shares of Common Stock held by Mr. Berchtold’s spouse, 1,984 shares of Common Stock held by Mr. Berchtold’s spouse as trustee for certain minor children and 4,678 shares of Common Stock owned by Mr. Berchtold’s dependent son. Mr. Berchtold may be deemed to share voting and investment power over such shares. Mr. Berchtold disclaims beneficial ownership of such shares. Excludes 5,000 shares of Common Stock which were allocated to Mr. Berchtold by the Trust but which will not have vested or be deliverable to Mr. Berchtold within 60 days of February 28, 2005.

(8)          Based upon information obtained from a Schedule 13G filed with the Securities and Exchange Commission. Consists of (i) 537,600 shares of Common Stock held directly by Mr. Richard Terrell, (ii) 9,500 shares of Common Stock held by a Trust, of which Mr. Terrell is Trustee, for Kimberly Terrell, a minor child, of which shares Mr. Terrell disclaims beneficial ownership, and (iii) 15,000 shares of Common Stock held by a Trust, of which Mr. Terrell is Trustee, for Meagan Terrell, a minor child, of which shares Mr. Terrell disclaims beneficial ownership.

(9)          Based upon information obtained from a Schedule 13G filed with the Securities and Exchange Commission, as amended. Mr. Patrick Terrell may be deemed to share voting and investment power over such shares with his spouse.

(10)   Based upon information obtained from a Schedule 13G filed with the Securities and Exchange Commission, as amended.

(11)   Includes 189,027 shares of Common Stock issuable upon the exercise of outstanding options currently exercisable. Mr. Rosen resigned as the Company’s President and director on March 26, 2004.

12.          Includes 4,500 shares of Common Stock issuable upon the exercise of outstanding options currently exercisable.

(13)   Includes 43,333 shares of Common Stock issuable upon the exercise of outstanding options currently exercisable.

(14)   Includes 3,500 shares of Common Stock issuable upon the exercise of outstanding options currently exercisable.

15.          Includes 10,000 shares of Common Stock issuable upon the exercise of outstanding options currently exercisable.

(16)   Includes 13,500 shares of Common Stock issuable upon the exercise of outstanding options currently exercisable.

(17)   Includes 5,000 shares of Common Stock issuable upon the exercise of outstanding options currently exercisable.

(18)   Includes 3,000 shares of Common Stock issuable upon the exercise of outstanding options currently exercisable.

(19)   Includes 911,860 shares of Common Stock issuable upon the exercise of outstanding options currently exercisable.

*                    Less than one percent.

Arrangements That Could Result In A Change In Control

Rosen Agreement.   On January 28, 2002, Andrew A. Wiederhorn entered into a Stock Option and Voting Agreement (the “Rosen Agreement”) by and among Andrew A. Wiederhorn, Robert G. Rosen and Valerie Rosen, as joint tenant with Robert G. Rosen (Valerie Rosen, together with Robert G. Rosen, the “Rosen Agreement Stockholders”), Robert G. Rosen, as Agent for the Rosen Agreement Stockholders, and Tiffany Wiederhorn solely with respect to certain payment obligations. The Rosen Agreement granted Mr. Wiederhorn the right to vote or direct the vote of all of the shares held by each such Rosen Agreement Stockholder, which number 423,245 in the aggregate (the “Rosen Shares”). The Rosen Agreement allowed Mr. Wiederhorn to direct the voting of the Rosen Shares at his discretion at any annual and special meetings of the stockholders of the Company and in written consents of stockholders in lieu of a meeting of stockholders. In exchange for the voting rights over the Common Stock held by the Rosen Agreement Stockholders, Mr. Wiederhorn granted each Rosen Agreement Stockholder a Put Option (as defined in the Rosen Agreement) whereupon each Rosen Agreement Stockholder could require Mr. Wiederhorn to purchase such Rosen Agreement Stockholder’s shares in a specified time period at a price determined from the book value of the Company at the month end prior to the time of exercise of the Put Option.

On March 30, 2004, the Rosen Agreement Stockholders exercised the Put Option to require Mr. Wiederhorn to purchase all of the shares subject to the Rosen Agreement. Mr. Wiederhorn delegated the obligation to purchase 21,219 of the Rosen Shares to his minor children. On April 27, 2004, Mr. Wiederhorn and his minor children acquired such 423,245 shares of Common Stock from the Rosen Agreement Stockholders. On the same day the Company purchased a three year call option (the “Call Option”) from Mr. Wiederhorn pursuant to a Call Option Agreement between the Company and Mr. Wiederhorn (the “Call Option Agreement”). The Call Option gives the Company the right, but not the obligation, to purchase 423,245 shares of outstanding Common Stock from Mr. Wiederhorn for a purchase price of $3.99 per share. The option may be exercised at any time from April 27, 2004 to April 27, 2007. The Company paid $750,000 ($1.77 per option share) for the Call Option. The premium paid for the Call Option, together with the strike price, represented a small premium to the Company’s book value per share and market price per share at the time the option was purchased.

On March 14, 2005, the Company exercised the Call Option to acquire 423,245 shares of the Company’s Common Stock from Mr. Wiederhorn for an exercise price of $3.99 per share.

Wiederhorn Assignment and Voting Agreement.   Pursuant to an Amended and Restated Assignment and Voting Agreement, entered into as of May 13, 2004 (the “Wiederhorn Assignment and Voting Agreement”), by and among Tiffany Wiederhorn, TTMM, L.P. and WM Starlight Investments, LLC (collectively, the “Tiffany Wiederhorn Entities”) and Mr. Wiederhorn, the Tiffany Wiederhorn Entities agreed to vote their Common Stock in the manner specified by Mr. Wiederhorn during the term of the Wiederhorn Assignment and Voting Agreement, which shall terminate upon the earlier to occur of the fifth anniversary of the Wiederhorn Assignment and Voting Agreement or any date on which Mr. Wiederhorn is no longer the Chairman of the Board of Directors and Mr. Wiederhorn’s employment agreement has been terminated by the Company.

Coleman/Wiederhorn Letter Agreement.   Pursuant to a letter agreement dated April 30, 2004 (the “Coleman/Wiederhorn Letter Agreement”), Andrew A. Wiederhorn and Clarence B. Coleman agreed (i) that Mr. Coleman would, with some exceptions, retain ownership of 100,000 shares of Common Stock until at least March 1, 2005, (ii) that Mr. Coleman may put (the “Coleman Put”) such 100,000 shares of Common Stock to Mr. Wiederhorn at a price of $5.40 upon written notice at least 30 days prior to the closing date specified in the notice, which may not occur before March 1, 2005 nor later than March 31, 2005 and (iii) Mr. Wiederhorn may assign the Coleman Put to the Company at any time. This option has not been assigned to the Company and the Company has not agreed to accept an assignment. The Company believes that Mr. Wiederhorn has not received a notice of exercise from Mr. Coleman. Further, the window for providing a notice of exercise has passed. Accordingly, unless amended, the agreement will expire unexercised.

Coleman Foundation/ Wiederhorn Letter Agreement.   Pursuant to a letter agreement dated July 9, 2004 (the “Coleman Foundation Wiederhorn Letter Agreement”), Andrew A. Wiederhorn and Clarence and Joan Coleman Charitable Foundation (the “Foundation”) agreed (i) that the Foundation would, with some exceptions, retain ownership of 323,000 shares of Common Stock until at least October 31, 2005, (ii) that the Foundation may put (the “Foundation Put”) such 323,000 shares of Common Stock to Mr. Wiederhorn at a price of $5.40 upon written notice at least 30 days prior to the closing date specified in the notice, which may not occur before October 31, 2005 nor later than November 29, 2005 and (iii) Mr. Wiederhorn may assign the Foundation Put to the Company at any time. This option has not been assigned to the Company and the Company has not agreed to accept an assignment.

The foregoing summaries of the Rosen Agreement, the Call Option Agreement, the Wiederhorn Assignment and Voting Agreement and the Coleman/Wiederhorn Letter Agreement are qualified in their entirety by reference to such agreements, which were filed as exhibits to Schedules 13D, as amended, filed with the Securities and Exchange Commission.

Equity Compensation Plan Information

The information presented in the table below is as of December 31, 2004.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,528,527	$4.54	1,714,500
Equity compensation plans not approved by security holders(1)	598,000	$0.00	96,500
Total	2,126,527	$3.26	1,811,000

(1)          In the fourth quarter of 2000, the Company established the Fog Cutter Long-Term Vesting Trust (the “Trust”), which purchased 525,000 shares of the Company’s Common Stock from an unrelated shareholder. The Company’s contribution to the Trust of approximately $1.3 million was included in the Company’s compensation expenses for the year ended December 31, 2000. Subsequently, the Trust has used Trust earnings to fund the purchase of 169,500 additional shares of Company stock.

The Trust was established for the benefit of the Company’s employees and directors to raise their ownership in the Company, thereby strengthening the mutuality of interests between them and the Company’s shareholders. While these shares are held in trust, they will be voted ratably with ballots cast by all other shareholders.

Pursuant to the terms of the Trust, the trustees will, from time to time, allocate the shares to the Company’s employees. An employee will not have any rights with respect to any shares allocated to him unless and until the employee completes five years of continuous service with the Company, commencing with the date the employee is first allocated such shares; provided however, that the trustees and the Company may agree in writing that the period of service need not be continuous for an officer or employee who leaves the Company for a period of not more than 36 months. The trustees and the Company have agreed that Andrew Wiederhorn need not provide continuous service and may leave the Company for a period of not more than 36 months without forfeiting his beneficial rights under the Trust. Upon the employee’s completion of the vesting period, the trustees shall promptly distribute to such employee the shares allocated to such employee; provided, however, that the trustees may, in lieu of distributing the shares, make a cash payment to the employee equal to the fair market value of the shares allocated to such employee as of the date immediately prior to the date of distribution or distribute any combination of cash or shares, as determined by the trustees, in their sole discretion.

As of December 31, 2004, the trustees had allocated 598,000 shares to the Company’s employees and directors.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Stock Purchase Loans to Officers

Prior to the passage of the Sarbanes-Oxley Act of 2002, we had negotiated employment agreements with senior executives, which allowed these executives to borrow a specified maximum amount from us to purchase shares of common stock. These loans are full recourse, secured loans bearing interest at the prime rate. At December 31, 2004, in addition to the $2.0 million loan to Mr. Wiederhorn described below, we had outstanding stock purchase loans to Mr. Wiederhorn including accrued interest, of approximately

$1.0 million. The Company is not obligated to make additional advances on loans under the employment agreements, and all other loans to executive officers have been paid in full. The remaining outstanding loans are described as follows:

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

At December 31, 2004, the total amount of loans receivable from Mr. Wiederhorn, including compounded interest and the $2 million loan described below, was $3.0 million. Further information on these loans to Mr. Wiederhorn is included in our annual proxy statement for 2004 and prior years and Mr. Wiederhorn’s employment agreement has been previously filed with the SEC.

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

Fog Cutter Long-Term Vesting Trust

In the fourth quarter of 2000, we established a trust which purchased 525,000 shares of the Company’s common stock from an unrelated shareholder. Our contribution to the trust of approximately $1.3 million was included in compensation expense for the year ended December 31, 2000. The trust was established for the benefit of our employees and directors to raise their ownership in the Company, thereby strengthening the mutuality of interests between them and our shareholders. While these shares are held in trust, they will be voted ratably with ballots cast by all other shareholders. Using the retained earnings on trust assets, the trust has subsequently purchased an additional 169,500 shares of our stock from various shareholders and is expected to purchase approximately 90,000 additional shares during the second quarter of 2005.

Andrew Wiederhorn, K. Kenneth Kotler and Don H. Coleman are the trustees for the trust. Pursuant to the terms of the trust, the trustees will, from time to time, allocate the shares to our employees. An employee shall not have any rights with respect to any shares allocated to him unless and until the employee completes five years of continuous service with the Company, commencing with the date the employee is first allocated such shares; provided however, that the trustees and the Company may agree in writing that the period of service need not be continuous for an officer or employee who leaves the Company for a period of not more than 36 months. The trustees and the Company have agreed that Andrew Wiederhorn need not provide continuous service and may leave the Company for a period of not more than 36 months without forfeiting his beneficial rights under the Trust. Upon the employee’s completion of the vesting period, the trustees shall promptly distribute to such employee the shares allocated to such employee; provided, however, that the trustees may, in lieu of distributing the shares, make a cash payment to the employee equal to the fair market value of the shares allocated to such employee as of the date immediately prior to the date of distribution or distribute any combination of cash or shares, as determined by the trustees, in their sole discretion.

As of December 31, 2004, the trustees had allocated 598,000 shares to our employees and directors.

Call Option

On March 14, 2005, we exercised an option (the “Call Option”) to acquire 423,245 shares of the Company’s Common Stock from Mr. Wiederhorn, the Company’s former Chief Executive Officer and current Chief Strategic Officer for an exercise price of $3.99 per share. The Call Option had been acquired from Mr. Wiederhorn on April 27, 2004. The original purchase price for the Call Option was $750,000, resulting in an “all-in” cost to the Company on exercise of approximately $5.76 per share. The aggregate price to the Company on exercise of $5.76 per share represented a small premium to the Company’s book value per share and market price per share at the time the option was purchased. The strike price for the shares was less than the Company’s book value per share and approximated the recent trading range of the stock in the marketplace. At the time the Call Option was purchased, the Company and its directors also considered the following factors: (1) the potentially negative impact on the Company’s share price if the Option Shares were disposed of publicly; (2) the Company’s favorable liquidity position; (3) the potential reduction in the risk that shares are transferred in a transaction which would have an adverse impact on its NOL position; and (4) the reduction in the future expenditure of cash dividends by the Company once the Company exercises the Call Option. The Board of Directors reviewed the transaction to confirm that the transaction was in the best interest of the Company and its other stockholders.

Business Use of Private Aircraft

During 2004, we paid $342,000 to Peninsula Capital Partners LLC (“Peninsula Capital”), an entity owned by Mr. Wiederhorn, for the Company’s business use of certain private aircraft. The Board of Directors is aware of the relationship and approved the fees for the use of the aircraft. The fee paid is a reimbursement of costs to Peninsula Capital for the Company’s use of the aircraft.

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES

Ernst & Young LLP served as the Company’s principal accounting firm for the year ended December 31, 2003. On September 7, 2004, the Audit Committee appointed UHY, LLP as the Company’s principal accounting firm for the year ended December 31, 2004.

The aggregate fees to the Company for the years ended December 31, 2004, and 2003 from the Company’s principal accounting firms, are as follows (dollars in thousands):

	December 31, 2004	December 31, 2003
Audit fees	$390	$470
Audit related fees	$—	$—
Tax fees	$—	$300
All other fees	$—	$—

Audit Committee Pre-Approval Policies and Procedures. The Audit Committee reviews the independence of the Company’s auditors on an annual basis and has determined that UHY, LLP is independent. In addition, the Audit Committee pre-approves all work and fees for work performed by the Company’s independent auditors.

PART IV

ITEM 15.         EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)          Financial Statements

(b)         Exhibits

See Exhibit Index immediately following the signature pages.

The Company has determined that Bourne End was a “significant subsidiary” for the year ended December 31, 2004. Bourne End is a foreign business and audited financial statements are in the process of being prepared for 2004. The Company intends to file an amended Form 10-K/A prior to the due date of June 30, 2005, which will include, as an exhibit, the audited, stand-alone, financial statements of Bourne End as required by Reg. S-X 3-09(b)(2).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Fog Cutter Capital Group Inc.

We have audited the accompanying consolidated statement of financial condition of Fog Cutter Capital Group Inc. and subsidiaries (the “Company’’), and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2004, and the consolidated results of its operations and its consolidated cash flows for the year ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

/s/ UHY LLP

Los Angeles, California
March 17, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders Fog Cutter Capital Group Inc.

We have audited the accompanying consolidated statement of financial condition of Fog Cutter Capital Group Inc. and subsidiaries (the “Company”) as of December 31, 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fog Cutter Capital Group Inc. and subsidiaries at December 31, 2003, and the consolidated results of their operations and their consolidated cash flows for each of the two years in the period ended December 31, 2003, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Los Angeles, California
February 13, 2004

FOG CUTTER CAPITAL GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands)

	December 31,
	2004	2003
Assets
Cash and cash equivalents	$11,948	$19,607
Securities available for sale, pledged under repurchase agreements, at estimated fair value	—	35,010
Securities available for sale, at estimated fair value	9	500
Loans	6,651	3,744
Investments in real estate, net	26,660	22,577
Loans to senior executives	2,983	2,964
Investment in Bourne End	1,901	2,141
Restaurant property, plant and equipment, net	6,228	5,897
Intangible assets, net	5,401	5,640
Goodwill	7,063	7,300
Other assets	5,054	3,596
Total assets	$73,898	$108,976
Liabilities and Stockholders’ Equity
Liabilities:
Repurchase agreements	$—	$25,318
Borrowings and notes payable	7,977	7,804
Obligations under capital leases	12,401	12,942
Dividend payable	51	1,216
Deferred income	4,466	3,700
Deferred income taxes	5,782	6,980
Leave of absence costs payable	1,771	—
Accrued expenses and other liabilities	7,143	5,635
Total liabilities	39,591	63,595
Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $.0001 par value; 25,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.0001 par value; 200,000,000 shares authorized; 11,757,073 shares issued as of December 31, 2004 and 11,716,600 shares issued as of December 31, 2003; 8,380,673 shares outstanding as of December 31, 2004 and 8,670,700 shares outstanding as of December 31, 2003	168,214	168,018
Accumulated deficit	(123,916)	(115,588)
Option to purchase common stock	(593)
Accumulated other comprehensive income	329	968
Treasury stock; 3,376,400 common shares as of December 31, 2004, and 3,045,900 common shares as of December 31, 2003, at cost	(9,727)	(8,017)
Total stockholders’ equity	34,307	45,381
Total liabilities and stockholders’ equity	$73,898	$108,976

The accompanying notes are an integral part of these consolidated financial statements.

FOG CUTTER CAPITAL GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share data)

	Year Ended December 31,
	2004	2003	2002
Net Interest Income:
Loans	$1,899	$1,250	$469
Securities	617	2,422	5,277
Loans to senior executives	189	216	88
Other investments	110	173	264
Total interest income	2,815	4,061	6,098
Interest expense	112	669	1,906
Net interest income	2,703	3,392	4,192
Real Estate Operations:
Operating income	4,108	4,026	927
Operating expense	(1,760)	(1,930)	(669)
Interest expense	(1,120)	(1,335)	(333)
Gain on sale of real estate	1,703	279	49
Depreciation	(646)	(616)	(158)
Total real estate operations	2,285	424	(184)
Restaurant Operations:
Operating revenue	21,889	7,502	—
Cost of goods sold	(13,042)	(4,556)	—
Franchise and royalty fees	1,431	463	—
General and administrative costs	(10,809)	(3,514)	—
Interest expense	(661)	(319)	—
Depreciation and amortization	(1,498)	(494)	—
Total restaurant operations	(2,690)	(918)	—
Other Operating Income:
Market valuation losses and impairments	—	(762)	(400)
Gain on sale of prepaid servicing credit	1,530	—	—
Equity in earnings of equity investees	4,419	4,934	1,100
Gain on sale of loans and securities	2,099	12,520	28,045
Loan origination income	5,795	5,408	2,315
Other income (loss), net	2,927	1,466	(1,037)
Total other operating income	16,770	23,566	30,023
Operating Expenses:
Compensation and employee benefits	10,119	11,781	8,615
Professional fees	2,535	1,925	2,158
Leave of absence expense	4,750	—	—
Fees paid to related parties	342	425	75
Other	5,254	3,279	2,956
Total operating expenses	23,000	17,410	13,804
Net income (loss) before provision for income taxes	(3,932)	9,054	20,227
Provision for income taxes	—	3,655	3,522
Net income (loss)	$(3,932)	$5,399	$16,705

The accompanying notes are an integral part of these consolidated financial statements.

FOG CUTTER CAPITAL GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS—Continued
(Dollars in thousands, except share data)

	Year Ended December 31,
	2004	2003	2002
Basic net income (loss) per share	$(0.46)	$0.62	$1.69
Weighted average shares outstanding	8,462,950	8,651,500	9,905,900
Diluted net income (loss) per share	$(0.46)	$0.62	$1.66
Diluted weighted average shares outstanding	8,462,950	8,767,400	10,049,100
Dividends declared per share	$0.52	$0.52	$0.52

The accompanying notes are an integral part of these consolidated financial statements.

FOG CUTTER CAPITAL GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in thousands)

	Common Stock		Treasury Stock		Common Stock Subject to Options	Accumulated Deficit	Common Stock Options	Recourse Loans to Officers to Acquire	Accumulated Other Comprehensive Income
	Shares(1)	Amount	Shares(1)	Amount	Shares	Amount	Amount	Stock	(Loss)	Total
Balance at January 1, 2002	10,507,413	$ 166,981	992,687	$ (2,171)	—	$ (128,131)	—	$ (171)	$ 2,291	$ 38,799
Comprehensive income:
Net income	—	—	—	—	—	16,705	—	—	—	16,705
Other comprehensive income:					—	—	—	—	—	—
Foreign currency translation	—	—	—	—	—	—	—	—	724	724
Unrealized holding gains on securities available for sale	—	—	—	—	—	—	—	—	26,964	26,964
Reclassification adjustment for gains on securities included in net income	—	—	—	—	—	—	—	—	(28,279)	$(28,279)
Total comprehensive income	—	—	—	—	—	—	—	—	—	16,114
Common stock issued pursuant to exercise of stock options	18,500	46			—	—	—	—	—	46
Net change in recourse loans to officers to acquire stock	—	—	—	—	—	—	—	171	—	171
Dividends declared	—	—	—	—	—	(5,077)	—	—	—	(5,077)
Transfer from permanent equity:	—	—	—	—	—	—	—	—	—	—
Put options agreements	—	—	—	—	(3,131)	—	—	—	—	(3,131)
Treasury stock acquired	(1,008,453)	—	1,008,453	(2,715)	—	—	—	—	—	(2,715)
Balance at December 31, 2002	9,517,460	167,027	2,001,140	(4,886)	(3,131)	(116,503)	—	—	1,700	44,207
Comprehensive income:
Net income	—	—	—	—	—	5,399	—	—	—	5,399
Other comprehensive income:
Foreign currency translation	—	—	—	—	—	—	—	—	350	350
Unrealized holding gains on securities available for sale	—	—	—	—	—	—	—	—	12,211	12,211
Reclassification adjustment for gains on securities and foreign currency translation included in net income	—	—	—	—	—	—	—	—	(13,293)	(13,293)
Total comprehensive income	—	—	—	—	—	—	—	—	—	4,667
Common stock issued pursuant to exercise of stock options	198,000	991								991
Net change in recourse loans to officers to acquire stock	—	—	—	—	—	—	—	—	—
Dividends declared	—	—	—	—	—	(4,484)	—	—	—	(4,484)
Transfer from permanent equity:
Put options agreements	—	—	—	—	3,131	—	—	—	—	3,131
Treasury stock acquired	(1,044,760)	—	1,044,760	(3,131)	—	—	—	—	—	(3,131)
Balance at December 31, 2003	8,670,700	$ 168,018	3,045,900	$ (8,017)	$ —	$ (115,588)	$ —	$ —	$ 968	$ 45,381
Comprehensive loss:
Net loss	—	—	—	—	—	(3,932)	—	—	—	(3,932)
Other comprehensive loss
Foreign currency translation	—	—	—	—	—	—	—	—	428	428
Unrealized holding gains on securities available for sale	—	—	—	—	—	—	—	—	1,361	1,361
Reclassification adjustment for gains on securities and foreign currency translation included in net loss	—	—	—	—	—	—	—	—	(2,428)	(2,428)
Total comprehensive loss	—	—	—	—	—	—	—	—	—	(4,571)
Common stock issued pursuant to exercise of stock options	40,473	196	—	—	—	—	—	—	—	196
Purchase of call option	—	—	—	—	—	—	(593)	—	—	(593)
Dividends declared	—	—	—	—	—	(4,396)	—	—	—	(4,396)
Treasury stock acquired	(330,500)	—	330,500	(1,710)	—	—	—	—	—	(1,710)
Balance at December 31, 2004	8,380,673	$ 168,214	3,376,400	$ (9,727)	$ —	$ (123,916)	$ (593)	$ —	$ 329	$ 34,307

(1)                 Issued and outstanding

The accompanying notes are an integral part of these consolidated financial statements.

FOG CUTTER CAPITAL GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended December 31,
	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(3,932)	$5,399	$16,705
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Equity in (earnings) losses of equity investees	(4,419)	(4,934)	(1,100)
Depreciation and amortization	2,248	1,227	365
Market valuation losses and impairments	—	762	400
Purchase of loans and discounted loans	—	—	(2,400)
Principal repayments on loans	—	—	2,907
Gain on foreign currency translation	(327)	(799)	(23)
Gain on sale of loans and securities	(2,099)	(12,520)	(28,045)
Stock option expense	23	—	1,071
Gain on sale of real estate	(1,703)	(279)	(49)
Gain on sale of prepaid servicing credit	(1,530)	—	—
Other	(669)	(228)	—
Change in:
Deferred income	726	1,650	—
Deferred income taxes	(1,020)	2,846	3,420
Accrued interest receivable	125	55	(131)
Other assets	(491)	2,061	554
Accounts payable and accrued liabilities	4,131	(3,197)	(1,755)
Net cash used in operating activities	(8,937)	(7,957)	(8,081)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of securities available for sale	—	—	(58,163)
Repayments of securities available for sale	6,818	19,316	6,019
Proceeds from sale of securities available for sale	29,090	16,001	79,541
Proceeds from sale of real estate	3,678	281	49
Purchase of loans and discounted loans	(10,561)	(1,430)	—
Investment in restaurant property, plant and equipment	(1,688)	—	—
Principal repayments on loans	7,004	828	—
Proceeds from sale of loans	1,212	—	—
Proceeds from sale of prepaid servicing credit	1,530	—	—
Investments in real estate	(2,900)	(2,545)	(642)
Investments in and loans to equity investee	—	(3,000)	—
Investments in variable interest entity	(2,229)	—	—
Proceeds from investments in and loans to equity investees	4,719	11,956	1,382
Investments in leases	—	—	(798)
Payments made in connection with acquisition of subsidiary (net of cash acquired)	—	(5,235)	(1,850)
Other, net	(21)	(943)	229
Net cash provided by investing activities	36,652	35,229	25,767
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	5,671	—	63,088
Repayments on borrowings	(32,624)	(10,346)	(65,577)
Repayments under capital leases	(730)	(4,191)	(96)
Loans to executives	—	—	(2,750)
Payment of obligation to purchase treasury stock	—	(4,201)	—
Purchase of option to buy treasury stock	(593)	—	—
Purchase of treasury stock	(1,710)	—	(882)
Dividend payments on common stock	(5,571)	(4,610)	(3,823)
Other, net	173	879	46
Net cash used in financing activities	(35,384)	(22,469)	(9,994)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	10	299	60
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(7,659)	5,102	7,752
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	19,607	14,505	6,753
CASH AND CASH EQUIVALENTS AT END OF YEAR	$11,948	$19,607	$14,505
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$1,707	$2,335	$2,240
Cash paid for taxes	$301	$694	$102
NONCASH FINANCING AND INVESTING ACTIVITIES:
Sale of loan in exchange for treasury stock	$—	$—	$1,833
Acquisition of assets under capital leases	$—	$—	$16,943

The accompanying notes are an integral part of these consolidated financial statements.

FOG CUTTER CAPITAL GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share data and as noted)

NOTE 1—ORGANIZATION AND RELATIONSHIPS

The Company was originally incorporated as Wilshire Real Estate Investment Trust Inc. in the State of Maryland on October 24, 1997. The Company is not a Real Estate Investment Trust (“REIT”) for tax purposes and has never elected to be treated as such. Effective January 25, 2001, the Company changed its name to Fog Cutter Capital Group Inc. to better reflect the diversified nature of its business and investments. At December 31, 2004 and 2003, certain Company officers and directors controlled, directly or indirectly, a significant voting majority of the Company.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations—The Company operates a restaurant business, conducts commercial mortgage lending and brokerage activities and makes real estate investments. The Company’s primary sources of revenue are from loans, real estate and earnings from operating subsidiaries.

Principles of Consolidation—The accompanying consolidated financial statements include the accounts of Fog Cutter Capital Group Inc. and its subsidiaries, including Fatburger Holdings, Inc. (“Fatburger”), WREP 1998-1 LLC, Fog Cutter Servicing Inc., Fog Cap Commercial Lending Inc., Fog Cutter Capital Markets Inc., Fog Cap Retail Investors LLC, Fog Cap Acceptance Inc., BEP Islands Limited and Padraig (a French LLC doing business as V Model Management). Intercompany accounts have been eliminated in consolidation.

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

Sale Recognition—The Company has been involved in significant sales of mortgage-backed securities, real estate and other assets. The recognition of sales of financial instruments, including mortgage-backed securities and loans, occur only when the Company has irrevocably surrendered control over these assets. The Company will recognize gain on sales of real estate under the full accrual method when (1) a sale is consummated, (2) the buyer’s initial and continuing investments are adequate to demonstrate a commitment to pay for the property, (3) any receivable from the buyer is not subject to future subordination and (4) the usual risks and rewards of ownership of the property have been transferred to the buyer. If any of these conditions are not met, the accounting policy requires that gain on sale be deferred until all of the conditions have been satisfied.

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

Fatburger operates on a 52-week calendar and its fiscal year ends on the Sunday closest to December 31. Consistent with the industry, Fatburger measures its stores’ performance based upon 7 day work weeks. Using the 52-week cycle ensures consistent weekly reporting for operations and ensures that each week has the same days, since certain days are more profitable than others. Accordingly, the accompanying consolidated financial statements reflect a Fatburger fiscal year end of December 26, 2004.

Goodwill and Other Intangible Assets—Goodwill represents the excess of the purchase price and other acquisition related costs over the estimated fair value of the net tangible and intangible assets acquired. The Company does not amortize goodwill. Intangible assets are stated at the estimated fair value at the date of acquisition and include trademarks, operating manuals, franchise agreements and leasehold interests. Trademarks, which have indefinite lives, are not subject to amortization. All other intangible assets are amortized over their estimated useful lives, which range from five to fifteen years. The Company assesses potential impairments to intangible assets at least annually, or when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Judgments regarding the existence of impairment indicators and future cash flows related to intangible assets are based on operational performance of the acquired businesses, market conditions and other factors.

Cash and Cash Equivalents—For purposes of reporting the consolidated financial condition and cash flows, cash and cash equivalents include non-restricted cash amounts held at banks, shares in money market funds and time deposits with original maturities of 90 days or less.

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

Loans are classified as held for investment based on management’s intent and ability to hold the loans for the foreseeable future or until their maturity or payoff. All loans held by the Company at December 31, 2004 and 2003 were classified as held for investment. Loans held for investment are recorded at their unpaid principal balance, net of discounts and premiums, unamortized net deferred loan origination costs and fees and allowance for loan losses. Loan origination fees and certain direct origination costs are deferred and recognized as adjustments to income over the lives of the related loans. Unearned income, discounts and premiums are amortized to income over the estimated life of the loan using methods that approximate the interest method. Interest is recognized as revenue when earned according to the terms of the loans and when, in the opinion of management, it is collectible. Loans are evaluated for collectibility and, if appropriate, interest accrual is discontinued and previously accrued interest is reversed. Based upon the Company’s assessment, no allowance for loan losses was required with respect to its loans held for investment at December 31, 2004. Specific valuation allowances may be established for loans that are deemed impaired, if default by the borrower is deemed probable, and if the fair value of the loan or the collateral is estimated to be less than the gross carrying value of the loan. The Company classifies loans as impaired when, based upon current information and events, it is probable that the Company will be unable to collect all amounts due, both principal and interest, according to the contractual terms of the loan agreement. Impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, based on a loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. Specific factors used in the impaired loan identification process include, but are not limited to, delinquency status, loan-to-value ratio, the condition of the underlying collateral, credit history, and debt coverage. For impaired loans on non-accrual status, cash receipts are applied, and interest income is recognized, on a cash basis. For all other impaired loans, cash receipts are applied to principal and interest in accordance with the contractual terms of the loan and interest income is recognized on the accrual basis. Generally, a loan may be returned to accrual status when all delinquent principal and interest are brought current in accordance with the terms of the loan agreement and certain performance criteria have been met.

Loan Origination Income—Loan origination income represents fees received in connection with the Company’s commercial mortgage loan brokerage services provided to independent third party lending institutions. Loan origination income is recognized as earned upon successful origination of the loan by the third party lender.

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

Investment in Equity Investees—The equity method of accounting is used for investments in associated companies which are not controlled by the Company and in which the Company’s interest is generally between 20% and 50%. The Company’s share of earnings or losses of associated companies, in which at least 20% of the voting securities is owned, is included in the consolidated statements of operations.

Stock Options—The Company has a non-qualified stock option plan (“the Option Plan”) which provides for options to purchase shares of the Company’s common stock. The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for the Option Plan. Accordingly, no compensation expense has been recognized in the Consolidated Statements of Operations for grants under the Option Plan. Had compensation expense for the Company’s Option Plan been determined based on the fair value at the grant date consistent with the methods of SFAS No. 123 “Accounting for Stock Based Compensation”, the Company’s net loss and loss per share for the years ended December 31, 2004, 2003 and 2002 would have been increased comparable to the pro forma amounts indicated below:

	Year ended December 31,
	2004	2003	2002
	(dollars in thousands, except share data)
Net income (loss) as reported	$(3,932)	$5,399	$16,705
Pro forma stock based compensation, net of tax	(371)	(39)	(99)
Pro forma net income (loss)	$(4,303)	$5,360	$16,606
Net income (loss) per common and common share equivalent:
Basic income (loss) per share:
As reported	$(0.46)	$0.62	$1.69
Pro forma	$(0.51)	$0.62	$1.68
Diluted income (loss) per share:
As reported	$(0.46)	$0.62	$1.66
Pro forma	$(0.51)	$0.61	$1.65

There were no options granted with exercise prices below the market value of the stock at the grant date. The weighted average fair value of options granted during 2004, 2003 and 2002 was $0.76, $0.30, and $0.76, respectively, for options with exercise prices exceeding the market price of the stock at the grant date. Fair values were estimated using the Black-Scholes option-pricing model. The following weighted average assumptions were used to determine the value of the 2004 options granted: 10% dividend yield, expected volatility of 86%, risk-free interest rate of 2.5% and expected lives of five years.

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

Net Income Per Share—Basic EPS excludes dilution and is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

During the year ended December 31, 2004, the Company experienced a net loss, which resulted in common stock equivalents having an anti dilutive effect on earnings per share.

Reclassifications—Certain items in the consolidated financial statements for 2003 and 2002 were reclassified to conform to the 2004 presentation.

NOTE 3—RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment (“FAS 123R”), which requires that the cost resulting for all share-based payment transactions be recognized in the financial statements. This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award--the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Employee share purchase plans will not result in recognition of compensation cost if certain conditions are met; those conditions are much the same as the related conditions in FAS 123. The provisions of FAS 123R are effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The Company has not yet determined the effect of this new standard on its consolidated financial position and results of operations.

NOTE 4—BUSINESS COMBINATION

On August 15, 2003, the Company acquired a controlling interest in Fatburger Holdings, Inc. (“Fatburger”), and began reporting the operations of Fatburger on a consolidated basis as of that date. Fatburger operates or franchises 62 hamburger restaurants located primarily in California, and Nevada. Franchisees currently own and operate 36 of the Fatburger locations and Fatburger has agreements for approximately 220 new franchise restaurants. The terms of the original acquisition by the Company were amended on January 12, 2004 and May 12, 2004. Initially, the Company made a $5.4 million investment and acquired approximately 83% of the voting control of Fatburger. However, all but 15% of the ownership investment was redeemable by Fatburger. On May 12, 2004, the Company contributed an additional $3.0 million, bringing its total investment to $8.4 million. As a result of this transaction, the Company’s voting control of Fatburger was reduced to approximately 71%, but the Company retained a non-redeemable, fully diluted 47% ownership interest in Fatburger. The Company’s investment consists of the purchase of convertible preferred stock (the “Series A Preferred”) and redeemable preferred stock (the “Series D Preferred”).

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

The primary reason for the acquisition was to finance a management led buy-out of Fatburger’s majority shareholder. The Company expects to earn preferred dividends on the investment in the Series D Preferred and convert the Series A-1 Preferred into common stock in order to participate in potential future increases in the value of Fatburger. The Company’s ability to transfer the Series A-1 Preferred and the Series D Preferred is subject to certain restrictions. The shares are also entitled to certain co-sale rights. As a result of the Company’s voting control, it began reporting the operations of Fatburger on a consolidated basis beginning August 15, 2003.

The following supplemental pro forma information discloses the results of operations for the two years ended December 31, 2003 and 2002, as though the acquisition had been completed as of the beginning of the period being reported. The supplemental pro forma information is presented in accordance with generally accepted accounting principles, but should be read in conjunction with the accompanying financial statements.

Supplemental Pro Forma Information—Fatburger Acquisition:

	Year Ended December 31,
	2003	2002
	(dollars in thousands)
Net interest income	$3,392	$4,192
Real estate operating income (loss)	424	(184)
Restaurant operating income (loss)	(1,884)	(863)
Other operating income	23,566	30,023
Operating expenses	(17,410)	(13,804)
Net income (loss) before provision for taxes	8,088	19,364
Provision for income taxes	(3,676)	(3,494)
Net income	$4,412	$15,870

The purchase price was allocated to Fatburger’s tangible and identifiable intangible assets and liabilities based on their estimated fair values at the acquisition date. The allocation of the purchase price was based, in part, on third-party valuations of the fair values of identifiable intangible assets and restaurant property, plant, and equipment. The excess of the purchase price over the fair values of the portion of assets and liabilities acquired amounted to $7.1 million and was allocated to goodwill. The carryover basis of minority interest in the transaction was not material.

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

NOTE 5—SECURITIES AVAILABLE FOR SALE

The Company recognized gains on the sale of securities available for sale of $2.1 million, $12.5 million, and $21.8 million, respectively, for the years ended December 31, 2004, 2003 and 2002. Gross proceeds from these sales were $31.2 million, $16.0 million, and $39.3 million, respectively. The Company uses the specifically identified amortized cost in determining gain on sale of securities available for sale. During the years ended December 31, 2004, 2003 and 2002, the Company recorded net increases (decreases) in the other comprehensive income component of stockholders’ equity of ($0.3 million), ($1.3 million) and $3.8 million, respectively, for unrealized holding gains and losses relating to securities available for sale. During the years ended December 31, 2004, 2003 and 2002, the Company did not own

any securities designated as trading securities and there were no transfers from available-for-sale to trading status.

As of December 31, 2004, the Company had sold substantially all of its mortgage-backed securities portfolio.

NOTE 6—LOANS

The Company’s loans are comprised of the following categories at December 31, 2004, and 2003:

	December 31,
	2004	2003
	(dollars in thousands)
Commercial real estate loans	$3,048	$2,164
Residential real estate loans	919	—
Other loans	2,684	1,580
	$6,651	$3,744

As of December 31, 2004 and 2003, loans with fixed rates of interest were $5.1 million and $0.4 million, respectively.

At December 31, 2004 and 2003, none of the loans were pledged to secure borrowings and were at classified as held in portfolio. As of December 31, 2004 and 2003, two of the Company’s loans totaling $2.2 million were impaired; however, no impairment reserves were required because the Company expects to recover the net carrying value of these assets.

NOTE 7—INVESTMENTS IN REAL ESTATE

At December 31, 2004 and 2003, the Company’s investments in real estate were comprised of the following:

	December 31,
	2004	2003
	(dollars in thousands)
Commercial real estate:
Properties under capital leases	14,074	13,898
Land, building and improvements	12,567	8,085
Undeveloped land	1,447	1,447
Less: Accumulated depreciation	(1,428)	(853)
	$26,660	$22,577

At December 31, 2004, the Company’s direct investment in commercial and residential real estate consisted of $22.1 million located in the United States and $4.6 million located in Spain. At December 31, 2003, all of the Company’s direct investments in commercial real estate were located in the United States.

NOTE 8—INVESTMENT IN BOURNE END

The Company owns a 26% interest in Bourne End and accounts for the investment using the equity method. Summary financial information for Bourne End is a follows:

	Bourne End
	At, or for the Year Ended December 31,
	2004	2003	2002
	(dollars in thousands)
Cash	$6,428	$7,718	$1,760
Real Estate, net	3,427	38,918	115,128
Other assets	1,602	3,440	4,532
Notes payable	—	28,420	112,284
Other liabilities	4,304	6,645	9,478
Rental income	2,682	8,639	13,099
Gain on sale of real estate	13,711	29,571	13,714
Interest expense	1,798	6,961	11,289
Net income (loss)	9,769	24,686	5,193

During the second quarter of the Company’s 2004 fiscal year, Bourne End determined that it was able to utilize NOL carryforwards to offset its 2003 foreign tax liability. As a result, the Company recognized approximately $1.8 million in its equity investment accounts in its 2004 fiscal year.

NOTE 9—RESTAURANT PROPERTY, PLANT AND EQUIPMENT

The Company’s restaurant property, plant and equipment consist of:

	At December 31,
	2004	2003
	(dollars in thousands)
Land and buildings	$1,941	$1,875
Leasehold improvements	3,620	2,556
Furniture, fixtures and equipment	2,432	1,805
Construction-in-progress	—	75
	7,993	6,311
Less accumulated depreciation and amortization	(1,765)	(414)
	$6,228	$5,897

Restaurant property, plant and equipment is depreciated using the straight-line method over the shorter of its useful life or lease term.

NOTE 10—INTANGIBLE ASSETS

Primarily as a result of the acquisition of Fatburger, the Company has investments in intangible assts, including operating manuals, franchise agreements and leasehold interests. Trademarks, which have indefinite lives, are not subject to amortization. All other intangible assets are amortized using the straight-line method over 5 to 15 years, the estimated useful lives of the assets.

The Company’s intangible assets consist of the following:

	December 31,
	2004	2003
	(dollars in thousands)
Trademarks	$3,971	$3,971
Franchise agreements	1,162	1,162
Other	587	587
	5,720	5,720
Less: accumulated amortization	(319)	(80)
	$5,401	$5,640

Amortization expense was $239,000 for the year ended December 31, 2004 and $80,000 for the period from August 15, 2003 (date of acquisition) through December 31, 2003.

NOTE 11—OTHER ASSETS

The Company’s other assets consisted of the following:

	December 31
	2004	2003
	(dollars in thousands)
Capitalized deferred compensation	$878	$1,249
Advisory fee receivable	1,368	—
Prepaid expenses	263	305
Trade receivables	450	344
Investment in operating leases	298	463
Mortgage servicing rights	253	273
Restaurant assets	816	213
Other	729	749
Total	$5,055	$3,596

The capitalized deferred compensation included in other assets relates to the acquisition of George Elkins. In conjunction with the acquisition, certain employees of George Elkins entered into long-term employment agreements. These employees received payments totaling $1.9 million which we capitalized as deferred compensation. The employees are obligated to perform under the employment agreements and must repay any unearned deferred compensation payments upon early termination. The deferred compensation is earned ratably over the terms of the employment agreements, and the $1.9 million investment is being amortized over the contract terms. At December 31, 2004, the remaining contract terms range from 4 to 29 months.

The advisory fee receivable of $1.4 million at December 31, 2004 relates to $2.0 million in advisory fees earned by the Company during December 2004 relating to a third party real estate transaction in Europe. The balance of the fee was collected during the first quarter of 2005. Commission expense of $1.0 million was also accrued at December 31, 2004 relating to this transaction and is included in other liabilities. The commission expense is expected to be paid in the second quarter of 2005.

NOTE 12—REPURCHASE AGREEMENTS, BORROWINGS AND NOTES PAYABLE

Borrowings at December 31, 2004, consist of notes payable by Fatburger and mortgage debt on property owned through a variable interest entity in Spain. Borrowings at December 31, 2003 consisted of repurchase agreements and notes payable by Fatburger. Proceeds from the various credit facilities are used primarily for the acquisition of real estate and restaurant facilities.

Following is information about borrowings:

	2004	2003
	(dollars in thousands)
Average amount outstanding during the year	$28,620	$50,584
Maximum month-end balance outstanding during the year	$45,312	$54,967
Weighted average rate:
During the year	6.7%	4.4%
At end of year	8.6%	4.7%

At December 31, 2004 and 2003, borrowings and notes payable consist of the following (in thousands):

	December 31,
	2004	2003
	(dollars in thousands)
Repurchase agreements:
Borrowings under repurchase agreements were secured by mortgage-backed securities of $35.0 million at December 31, 2003. The weighted average interest rate at December 31, 2003, was 1.3%. The counter-party was Bear Stearns & Co, Inc.	$—	$25,318
Notes payable by Variable Interest Entities:
Note payable to a financial institution in the amount of $434,000, secured by real estate in Barcelona, Spain. The note bears interest at a fixed rate of 4.0%. Interest is payable quarterly in arrears. The note is due in 2029.	434	—
Note payable to a financial institution in the amount of $1,202,000, secured by real estate in Barcelona, Spain. The note bears interest at a fixed rate of 4.0%. Interest is due quarterly in arrears. The note is due in 2029.	1,202	—
Notes payable by Fatburger:
Note payable with a financial institution in the amount of $535,235, secured by land and a restaurant building. The note bears interest at an initial variable rate of 5.75% and is adjusted monthly based upon the London Interbank Offered Rate. Unadjusted principal and interest is due in equal monthly installments of $4,445 through October 2019.	531	—
Note payable with a financial institution in the amount of $461,785, secured by land and a restaurant building. The note bears interest at an initial variable rate of 5.75% and is adjusted monthly based upon the London Interbank Offered Rate. Unadjusted principal and interest is due in equal monthly payments of $3,835 through October 2019.	459	—
Note payable with a financial institution in the amount of $4,435,326 secured by fixtures and equipment of 22 restaurant locations in California and Nevada. The note bears interest at an initial variable rate of 5.75% and is adjusted monthly based upon the London Interbank Offered Rate. Unadjusted principal and interest is due in equal monthly payments of $48,686 through October 2014	4,380	—
Note payable to a financial institution in the amount of $500,000, secured by all of the assets of Fatburger. The note bears interest at a fixed rate of 9.45%. Principal and interest is due in equal monthly installments of $5,206 through September 2016.The note was paid in full through a refinancing during 2004	—	462
Note payable to a financial institution in the amount of $6,000,000, secured by all of the assets of Fatburger. The note bears interest at a fixed rate of 9.35%. Principal and interest is due in equal monthly installments of $97,603 through September 2008. The note was paid in full through a refinancing during 2004	—	4,478
Note payable to a financial institution in the amount of $500,000, secured by all of the assets of Fatburger. The note bears interest at a fixed rate of 9.41%. Principal and interest is due in equal monthly installments of $5,194 through January 2017. The note was paid in full through a refinancing during 2004	—	468
Note payable to a financial institution in the amount of $358,000, secured by all of the assets of Fatburger. The note bears interest at a fixed rate of 9.42%. Principal and interest is due in equal monthly installments of $5,836 through February 2009. The note was paid in full through a refinancing during 2004	—	286
Note payable to the Fred and Kempt Family Trust in the amount of $1,500,000 (Kempf Note), secured by all of the assets at two Fatburger stores located in Nevada. The note bears interest at a fixed rate of 8.00%. Principal and interest is due in equal monthly installments of $18,199 through August 2004 with the remaining balance due in full at that time. The note was paid in full at maturity.	—	1,249
Note payable to a financial institution in the amount of $290,000, secured by all of the assets of Fatburger. The note bears interest at a fixed rate of 6.93%. Principal and interest are due in equal monthly installments of $4,367 through August 2010	245	279

Mandatory redeemable preferred stock (the “Series B Preferred”) issued by Fatburger to a third party on August 15, 2003. The Series B Preferred is redeemable by Fatburger for $1.5 million at any time, but must be redeemed by August 15, 2009. Under certain circumstances, the Series B Preferred shareholders may convert their shares into the common stock of Fatburger in an amount equal to the redemption price based upon the fair value of the common stock at the time of conversion. The Series B Preferred is entitled to dividends from Fatburger equal to 2.5% per annum of the redemption price. The Series B Preferred does not have voting rights. Based upon the Company’s carrying value, the effective interest rate is 18.2%

	726	582
	$7,977	$33,122

At December 31, 2004, the contractual maturities of borrowings and notes payable are approximately as follows (dollars in thousands):

Year Ending December 31:
2005	$2,057
2006	447
2007	474
2008	502
2009	1,258
Thereafter	3,239
$7,977

The Company is subject to various covenants in the agreements evidencing its indebtedness. At December 31, 2004, management believes the Company was in compliance with all obligations under the agreements evidencing its indebtedness, as defined in the applicable agreements

NOTE 13—LEASES

In October 2002, the Company purchased leasehold interests in 109 free-standing retail stores located throughout the United States. The transaction was completed through the Company’s wholly-owned subsidiary, Fog Cap Retail Investors LLC. The stores are free-standing, retail locations ranging from 4,500-7,000 square feet each. The initial term of the leasehold interests at the time of acquisition had an average expiration of approximately 6 years. However, the Company is entitled to exercise extension options which will allow the Company to control the properties for an additional 15 to 30 years.

In some cases, the Company has the option to terminate a lease by giving notice to the property owner. The notice to terminate must include an offer to purchase the property at a price calculated using a declining percentage of the original fair market value of the property at the time the original lease was initiated (generally in the 1970’s and 1980’s). The property owner then has the option to accept the Company’s offer to purchase the property or allow the lease to terminate.

Since the acquisition, the Company sold or terminated 7 of the leases. In addition, the Company purchased the entire fee ownership interests in 23 of the properties which had been part of the lease portfolio. As a result, as of December 31, 2004, the Company continues to lease 79 of the original 109 properties.

Of these leases, 35 were on terms and conditions that required capitalization of the obligation. As of December 31, 2004, the Company had capitalized a $14.1 million investment in real estate as a result of the transaction, and had a capital lease obligation of $12.0 million. The remaining 44 leases are classified as operating leases.

The leased properties are sublet to a broad tenant mix including convenience stores, shoe stores, video rental outlets, auto parts dealers, carpet retailers and other small businesses. The aggregate future minimum rentals to be received by the Company under non-cancelable subleases as of December 31, 2004, was $8.7 million for the properties subject to capital leases and $6.5 million for the properties subject to operating leases.

Assets held under capital leases are summarized as follows:

	December 31,
	2004	2003
	(dollars in thousands)
Restaurant property, plant and equipment	$415	$275
Real estate properties	14,074	13,898
Less accumulated depreciation	(782)	(441)
Net capital lease assets	$13,707	$13,732

Future minimum lease payments required under capital leases that have initial or remaining non-cancelable lease terms in excess of one year at December 31, 2004, are as follows:

Minimum Lease Payments (1)
(dollars in thousands)
2005	$1,647
2006	1,610
2007	1,543
2008	1,513
2009	1,493
Thereafter	25,277
Total	$33,083

(1)          Assumes that the Company will not terminate the lease under the termination/purchase clause described above. Includes $22.8 million in payments expected to be made by the Company under bargain lease renewals.

The amount of imputed interest to reduce the minimum lease payments to present value is $20.7 million using an effective interest rate of 8.5%.

Rental expense for all operating leases for the fiscal year ended December 31, 2004, 2003 and 2002 was $3.8 million, $2.8 million, $0.8 million respectively. Future minimum lease payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year at December 31, 2004, are as follows:

Minimum Lease Payments
(dollars in thousands)
2005	$3,185
2006	2,813
2007	2,189
2008	1,635
2009	1,081
Thereafter	3,690
$14,593

NOTE 14—DIVIDENDS PAYABLE

During the year ended December 31, 2004, the Company declared and paid cash dividends totaling $0.52 per share ($4.4 million). During the year ended December 31, 2003, the Company declared cash dividends totaling $0.52 per share ($4.5 million). Of this amount, $0.13 per share ($1.2 million) was paid in January 2004 and was classified as a liability on the accompanying consolidated statements of financial position. During the year ended December 31, 2002, the Company declared and paid cash dividends totaling $0.52 per share ($5.1 million).

NOTE 15—INCOME TAXES

As of December 31, 2004, the Company had, for U.S. Federal tax purposes, a net operating loss (“NOL”) carry forward of approximately $77.6 million, including $13.5 million relating to Fatburger. The Company’s NOL begins to expire in 2018. Fatburger’s NOL began to expire in 2004 and is subject to an annual limitation under the Internal Revenue Code of 1986, Section 382, Limitation on Net Operating Loss Carryovers and Certain Built-In Losses Following Change in Control. In addition, to the extent the Fatburger NOL is utilized, the recognition of the related tax benefits would first reduce goodwill related to Fatburger acquisition, then other non-current intangible assets related to that acquisition, and then income tax expense in accordance with Statement on Financial Accounting Standards No. 109, Accounting for Income Taxes.

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

The Company’s provision for income taxes includes the following:

	Year Ended December 31,
	2004	2003	2002
	(dollars in thousands)
Current provision:
Federal	$—	$2,560	$2,949
State	—	1,095	573
Total current provision	—	3,655	3,522
Deferred provision:
Federal	—	—	—
State	—	—	—
Total deferred provision	—	—	—
Total provision for income taxes	$—	$3,655	$3,522

A reconciliation, stated as a percentage of pretax income or loss, of the U.S. federal statutory rate to the effective tax rate on the income or loss from continuing operations is as follows:

	Year Ended December 31,
	2004	2003	2002
U.S. federal statutory rate	(35.0)%	35.0%	35.0%
State taxes, net of federal benefit	1.7	8.9	7.2
Non-deductible compensation expense	43.3	5.3	1.3
Other	0.7	(6.5)	2.2
Valuation allowance	(10.7)	(2.3)	(27.8)
Effective tax rate	—%	40.4%	17.9%

The tax effects of temporary differences and carry forwards resulting in deferred income taxes are as follows:

	December 31,
	2004	2003
	(dollars in thousands)
Deferred Tax Assets:
Loss carry forwards	$32,370	$33,253
Deferred income	880	562
Impairment of assets	525	1,747
Other	2,715	76
Subtotal	36,490	35,638
Valuation allowance	(36,490)	(35,638)
Net deferred tax asset	$—	$—

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

On June 3, 2004, the Company announced that Chief Executive Officer and Chairman of the Board Andrew Wiederhorn had entered into a settlement with the USAODO regarding its investigation into CCL (the “Settlement”) and would take a leave of absence from his corporate positions at FCCG. Under the Settlement terms, Mr. Wiederhorn pled guilty on June 3, 2004 to two federal counts and was sentenced to 18-months incarceration and fined $2.0 million. The charges to which Mr. Wiederhorn has pled guilty pursuant to the Settlement are not based upon any acts or omission involving the Company or of Mr. Wiederhorn in his capacity as an officer or director of the Company.

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

Mr. Wiederhorn began his leave of absence on August 2, 2004 and is expected to remain in that status for a period of 14 to 18 months. The accompanying consolidated financial statements reflect a charge to earnings of $4.8 million for the year ended December 31, 2004. This is comprised of the $2.0 million payment made on June 2, 2004 and the accrual of the expected salary and bonus relating to the leave of absence period.

Mr. Wiederhorn and Mr. Mendelsohn, pursuant to the terms of their respective employment agreements, may have been entitled to indemnity from the Company for litigation expenses and personal losses in connection with the CCL investigations and any related litigation. Mr. Wiederhorn and Mr. Mendelsohn had notified the Company that, although they believed they were entitled to primary indemnification from other sources, they were reserving their rights to seek indemnity from the Company. The Company did not agree to any indemnity requests. Mr. Wiederhorn released the Company from any and all claims he may have had relating to the CCL matter as partial consideration for the leave of absence agreement in June 2004. The USAODO has settled the CCL matter as it relates to both Mr. Wiederhorn and Mr. Mendelsohn. As a result, the Company believes that the contingencies relating to the potential indemnification of these officers or former officers have now been resolved.

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

Shareholder Derivative Complaint

On July 6, 2004, Jeff Allen McCoon, derivatively on behalf of the Company, filed a lawsuit in the Circuit Court for the State of Oregon (Multnomah County case number 0407-06900) which named the Company and all of its directors as defendants. The lawsuit alleges that members of the Company’s Board of Directors breached their duties to the Company by entering into the leave of absence agreement with Andrew Wiederhorn. The lawsuit generally seeks restitution of payments made under the leave of absence agreement plus attorney fees and costs. The individual defendants have indemnity agreements with the Company and have asserted the right to indemnification from the Company under those indemnity agreements. This case is in the very early pleading stages and motions are pending against the complaint. The Company may incur expenses under the indemnity agreements and also may derive benefits if the plaintiff’s claims are successful. At this stage of the case, it is too early to predict the outcome with any certainty. The complaint is not specific as to the amount of damages it is seeking against the individual defendants, but it appears to seek at least the return of $2 million paid to Mr. Wiederhorn under the Leave of Absence Agreement.

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

At December 31, 2004, the Company had no outstanding derivative instruments held for trading or hedging purposes.

In order to facilitate the development of franchise locations, as of December 31, 2004, Fatburger had guaranteed the annual minimum lease payments of three restaurant sites owned and operated by franchisees. The amount of the guarantees total approximately $1.9 million plus certain contingent rental payments as defined in the respective leases. These leases expire at various times through 2008.

The Company did not have any other off balance sheet arrangements in place as of December 31, 2004.

NOTE 17—ARRANGEMENTS WITH SENIOR OFFICERS

The Company has employment agreements with Andrew A. Wiederhorn (as Chief Executive Officer; currently Chief Strategic Officer), and R. Scott Stevenson (as Senior Vice President and Chief Financial Officer) and, prior to his resignation on March 26, 2004, had an employment agreement with Robert G. Rosen (as President) (each an “Executive” and collectively, the “Executives”).

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

Mr. Wiederhorn is currently on a leave of absence from the Company. Under the terms of the leave of absence agreement, Mr. Wiederhorn will continue to receive his regular salary and bonus pursuant to and as set forth in his employment agreement.

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

The Company incurred salary and bonus expenses of $7.3 million, $5.0 million, and $4.7 million, respectively, for the years ended December 31, 2004, 2003 and 2002, relating to the Executives under current or prior employment agreements.

Prior to the passage of the Sarbanes-Oxley Act of 2002, Mr. Wiederhorn’s employment agreement allowed him to borrow a specified maximum amount from the Company to purchase shares of common stock. The loans are full recourse to the borrower and bear interest at the prime rate.

Under this program, on February 21, 2002, the Company loaned Mr. Wiederhorn $175,000 to finance the purchase of common stock. This loan is fully recourse to Mr. Wiederhorn and is secured by all of Mr. Wiederhorn’s rights under his employment agreement. At Mr. Wiederhorn’s direction (in accordance with the terms of his employment agreement), on February 21, 2002, the Company also loaned a limited partnership controlled by Mr. Wiederhorn’s spouse (the “LP”) $687,000 to finance the purchase of common stock. The loan is secured by the membership interests of two limited liability companies owned by the LP. The limited liability companies each own a parcel of real property in Oregon and have no liabilities. At the time of the loan, the real property had an appraised value of $725,000. The loan is also guaranteed by Mr. Wiederhorn. The common stock purchased with the proceeds of these loans does not serve as security for the loans. The loans are due on February 21, 2007, and bear interest at the prime rate, as published in the Wall Street Journal, which interest is added to the principal annually.

In addition to these loans, prior to the passage of the Sarbanes-Oxley Act of 2002, the Company had also loaned Mr. Wiederhorn $2.0 million. This loan is fully recourse to Mr. Wiederhorn and is secured by trust deeds on two residences located in Oregon. The loan is due on August 1, 2007 and bears interest at 8.5% per annum, payable monthly.

At December 31, 2004, the total amount of loans receivable from Mr. Wiederhorn, including compounded interest, was $3.0 million.

Call Option

As of December 31, 2004, the Company owned an option (the “Call Option”) to acquire 423,245 shares of the Company’s Common Stock from Mr. Wiederhorn for an exercise price of $3.99 per share. The Call Option had been acquired from Mr. Wiederhorn on April 27, 2004. The original purchase price for the Call Option was $750,000, resulting in an “all-in” cost to the Company upon exercise of approximately $5.76 per share. The aggregate price to the Company on exercise of $5.76 per share represented a small premium to the Company’s book value per share and market price per share at the time the option was purchased. The Board of Directors reviewed the transaction to confirm that the transaction was in the best interest of the Company and its other stockholders.

On March 14, 2005, the Company exercised the Call Option and placed 423,245 shares of Common Stock in treasury. The strike price for the shares was less than the Company’s book value per share and approximated the recent trading range of the stock in the marketplace at the time of the exercise.

NOTE 18—STOCK OPTIONS AND RIGHTS

The Company adopted a non-qualified stock option plan (“the Option Plan”) which provides for options to purchase shares of the Company’s common stock. The maximum number of shares of common stock that may be issued pursuant to options granted under the Option Plan is 3,500,000 shares.

Newly elected directors receive 5,000 vested options on the day they join the Board at an exercise price equivalent to the closing price on that day. In addition, each independent director receives, on the last day of each quarter, an automatic non-statutory option grant to purchase 1,500 shares of common stock at 110% of the fair market value on that day. Automatic grants will vest one third on each of the first three anniversaries of the grant date and expire on the tenth anniversary of the grant date. Resigning directors have the right to exercise any options which are vested at the date of resignation for a period of one year.

A summary of the Company’s stock options as of and for the year ended December 31, 2004 is presented below:

	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	992,000	$4.67
Granted	627,000	$4.29
Exercised	(40,473)	$4.28
Cancelled/forfeited	(50,000)	$4.27
Outstanding at end of year	1,528,527	$4.54

Range of Exercise Prices	Shares	Weighted Average Remaining Life	Weighted Average Exercise Price
$2.00 – 4.00	23,000	7.9	$2.97
$4.01 – 6.00	1,488,027	6.8	$4.46
$6.01 – 20.00	17,500	4.1	$13.45

A summary of the Company’s stock options as of and for the period ended December 31, 2003, is presented below:

	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	1,239,000	$4.67
Granted	35,000	$5.48
Exercised	(198,000)	$4.44
Cancelled/forfeited	(84,000)	$5.57
Outstanding at end of year	992,000	$4.67

Range of Exercise Prices	Shares	Weighted Average Remaining Life	Weighted Average Exercise Price
$2.00 – 4.00	26,000	8.4	$3.03
$4.01 – 6.00	956,000	6.0	$4.57
$6.01 – 20.00	10,000	4.5	$18.63

A summary of the Company’s stock options as of and for the period ended December 31, 2002 is presented below:

	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	1,778,000	$4.65
Granted	74,500	$4.13
Exercised	(18,500)	$2.44
Cancelled/forfeited	(595,000)	$4.62
Outstanding at end of year	1,239,000	$4.67

Range of Exercise Prices	Shares	Weighted Average Remaining Life	Weighted Average Exercise Price
$2.00 – 4.00	34,500	7.5	$2.93
$4.01 – 6.00	1,187,000	5.5	$4.53
$6.01 – 20.00	17,500	3.3	$17.46

On October 18, 2002, the Company declared a distribution of one right (a “Right”) to purchase one one-tenth of a share of the Company’s Common Stock for each outstanding share of Common Stock, payable to the stockholders of record on October 28, 2002.

NOTE 19—ACQUISITION OF TREASURY STOCK

On April 28, 2004, the Company purchased 330,500 shares of its common stock from a shareholder who at the time owned greater than 10% of the outstanding shares. The purchase price was $5.40 per share ($1.8 million) and the shares were added to treasury stock. The purchase price represented a small premium to the Company’s book value per share and market price per share at the time of the transaction. The Company and its directors considered the following factors: (1) the potentially negative impact on the Company’s share price if the shares were disposed of publicly; (2) the Company’s favorable liquidity position; (3) the potential reduction in the risk that shares are transferred in a transaction which would have an adverse impact on its NOL position; and (4) the reduction in the future expenditure of cash dividends by the Company. The Board of Directors reviewed and approved the transaction to confirm that the transaction was in the best interest of the Company and its other stockholders. As a result of this transaction, the Company recorded treasury stock of $1.7 million and a charge to earnings of $0.1 million for the year ended December 31, 2004.

NOTE 20—VARIABLE INTEREST ENTITIES

During the year ended December 31, 2004, the Company funded $2.3 million in loans to two related Spanish entities formed to purchase, reposition and sell two apartment buildings in Barcelona, Spain. Under the terms of the loans, the Company receives a preferred 30% return on its investment, and after a similar return is paid to another minority investor, the Company receives an 80% share in additional profits generated by the investment. The investment meets the definition of a Variable Interest Entity (“VIE”) under FASB Interpretation 46 (“FIN 46”) and the Company is the primary beneficiary of the VIE. As a result, the assets and liabilities of the VIE have been consolidated into the accompanying consolidated financial statements as of December 31, 2004.

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

As of December 31, 2004, the following assets and liabilities of the VIE were included in the accompanying consolidated statements of financial condition:

Investment in real estate, net	$4,585,000
Other assets	13,000
Borrowings and notes payable	1,635,000
Accrued expense and other liabilities	143,000
Minority interest	447,000

NOTE 21—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the ending balance in accumulated other comprehensive (loss) income for each component:

	December 31,
	2004	2003	2002
	(dollars in thousands)
Net unrealized holding gains (losses) on mortgage-backed securities:
AAA rated agency securities	$—	$(78)	$—
Non-investment grade securities	4	822	1,027
Net unrealized gains (losses) on mortgage-backed securities	4	744	1,027
Unrealized foreign currency translation gains (losses)	325	224	673
Total other comprehensive income	$329	$968	$1,700

The following table presents the changes in accumulated other comprehensive income (loss):

	For the year ended December 31,
	2004	2003	2002
	(dollars in thousands)
Net increases (decreases) in the net value of mortgage-backed securities	$1,361	$12,211	$22,971
Realized (gains) losses on mortgaged-backed securities recognized in net income (loss)	(2,101)	(12,494)	(21,986)
Net increases (decreases) in the value of other securities available for sale	—	—	3,993
Realized (gains) losses on other securities recognized in net income (loss)	—	—	(6,293)
Net increases (decreases) from foreign currency translations	428	350	724
Realized gains in foreign currency included in net income (loss)	(327)	(799)	—
	$(639)	$(732)	$(591)

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

	December 31, 2004		December 31, 2003
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(dollars in thousands)
Assets:
Cash and cash equivalents	$11,948	$11,948	$19,607	$19,607
Mortgage-backed securities	$9	$9	$35,510	$35,510
Loans	$6,651	$6,651	$3,744	$3,744
Liabilities:
Repurchase agreements, borrowings and notes payable	$7,977	$7,977	$33,122	$33,122
Obligations under capital leases	$12,401	$12,401	$12,942	$12,942

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

Loans—The fair value of the Company’s major loans are based upon the present value of the expected cash flows from the loans.

Repurchase agreements, borrowing and notes payable—The fair value of repurchase agreements are deemed to be their face amount since they reprice monthly. The fair value of notes payable by Fatburger at December 31, 2004 is based on the contractual amounts from the recent refinancing. The December 31, 2003 fair value was based on a review of valuations done in connection with the acquisition.

Obligations under capital leases—The fair value of obligations under capital leases is estimated based on current market rates for similar obligations with similar characteristics.

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2004 and 2003, respectively. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

Restaurant Operations

As of December 31, 2004, Fatburger operates or franchises 62 hamburger restaurants located primarily in California and Nevada. In August 2003, the Company provided an investment and financing package for Fatburger which involved the acquisition of the entire class of the Series A-1 Preferred and the Series D Preferred stock of Fatburger. Currently, the Company owns approximately 71% of the voting control of Fatburger. Fatburger has plans to open additional restaurants, primarily through franchise operations, throughout the United States. Franchisees currently own and operate approximately 36 of the Fatburger locations. During the year ended December 31, 2004, franchise rights to open 31 individual Fatburger restaurants were sold. Ten new restaurants were opened during the year, including 3 company-owned locations. Royalty revenues were approximately $1.2 million for the year

Commercial Real Estate Mortgage Brokerage Operations

The Company holds a 51% ownership interest in George Elkins, a California mortgage banking operation, which provides brokerage services related to the production of over $700 million per year in commercial real estate mortgages. George Elkins is headquartered in Los Angeles, with satellite offices located in Las Vegas and throughout the southern California area. The mortgage brokerage operation also manages a commercial loan servicing portfolio in excess of $700 million for various investors.

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

Each of the segments operates with its own management and personnel. There are no indirect allocations of overhead or other costs. Minority interests in earnings, which were immaterial for the years ended December 31, 2004, 2003 and 2002, are included in other income (loss) in the following segment financial results.

Segment data for the twelve months ended December 31, 2004, and 2003 and 2002 are as follows (dollars in thousands):

	Real Estate, Merchant Banking and Finance			Commercial Real Estate Mortgage Brokerage			Restaurant			Total
	Twelve months ended December 31,			Twelve months ended December 31,			Twelve months ended December 31,			Twelve months ended December 31,
	2004	2003	2002	2004	2003	2002	2004	2003	2002	2004	2003	2002
Net Interest Income:
Loans	$ 1,899	$ 1,250	$ 469	$ —	$ —	$ —	$ —	$ —	$ —	$ 1,899	$ 1,250	$ 469
Securities	617	2,422	5,277	—	—	—	—	—	—	617	2,422	5,277
Loans to senior executives	189	216	88	—	—	—	—	—	—	189	216	88
Other investments	108	170	262	2	3	2			—	110	173	264
Total interest income	2,813	4,058	6,096	2	3	2	—	—	—	2,815	4,061	6,098
Interest expense	112	669	1,906	—	—	—	—	—	—	112	669	1,906
Net interest income	2,701	3,389	4,190	2	3	2	—	—	—	2,703	3,392	4,192
Real estate operations:
Operating revenue	4,108	4,026	927	—	—	—	—	—	—	4,108	4,026	927
Operating expense	(1,760)	(1,930)	(669)	—	—	—	—	—	—	(1,760)	(1,930)	(669)
Gain on sale of real estate	1,703	279	49	—	—	—	—	—	—	1,703	279	49
Interest expense	(1,120)	(1,335)	(333)	—	—	—	—	—	—	(1,120)	(1,335)	(333)
Depreciation	(646)	(616)	(158)	—	—	—	—	—	—	(646)	(616)	(158)
Total real estate operations	2,285	424	(184)	—	—	—	—	—	—	2,285	424	(184)
Restaurant operations:
Operating income	—	—	—	—	—	—	21,889	7,502	—	21,889	7,502	—
Cost of goods sold	—	—	—	—	—	—	(13,042)	(4,556)	—	(13,042)	(4,556)	—
Franchise and royalty fees	—	—	—	—	—	—	1,431	463	—	1,431	463	—
General and administrative costs	—	—	—	—	—	—	(10,809)	(3,514)	—	(10,809)	(3,514)	—
Interest Expense	—	—	—	—	—	—	(661)	(319)	—	(661)	(319)	—
Depreciation and amortization	—	—	—	—	—	—	(1,498)	(494)	—	(1,498)	(494)	—
Total restaurant operations	—	—	—	—	—	—	(2,690)	(918)	—	(2,690)	(918)	—
Other operating income:
Market valuations and impairments	—	(762)	(400)	—	—	—	—	—	—	—	(762)	(400)
Gain on sale of prepaid servicing credit	1,530	—	—	—	—	—	—	—	—	1,530	—	—
Equity in earnings of equity investee	4,419	4,934	1,100	—	—	—	—	—	—	4,419	4,934	1,100
Gain on sale of loans and securities	2,099	12,520	28,045	—	—	—	—	—	—	2,099	12,520	28,045
Loan brokerage fees	—	—	—	5,795	5,408	2,315	—	—	—	5,795	5,408	2,315
Other income (loss), net	2,501	1,039	(1,424)	426	427	387	—	—	—	2,927	1,466	(1,037)
Total other operating income	10,549	17,731	27,321	6,221	5,835	2,702	—	—	—	16,770	23,566	30,023
Operating expenses:
Compensation and employee benefits	4,924	6,932	6,273	5,195	4,849	2,342	—	—	—	10,119	11,781	8,615
Leave of absence expense	4,750	—	—	—	—	—	—	—	—	4,750	—	—
Professional fees	2,498	1,756	2,018	37	169	140	—	—	—	2,535	1,925	2,158
Fees paid to related parties	342	425	75	—	—	—	—	—	—	342	425	75
Other	4,341	2,381	2,469	913	898	487	—	—	—	5,254	3,279	2,956
Total operating expenses	16,855	11,494	10,835	6,145	5,916	2,969	—	—	—	23,000	17,410	13,804
Net income (loss) before provision for income taxes	(1,320)	10,050	20,492	78	(78)	(265)	(2,690)	(918)	—	(3,932)	9,054	20,227
Provision for income taxes	—	3,454	3,522	—	—	—	—	201	—	—	3,655	3,522
Net income (loss)	$ (1,320)	$ 6,596	$ 16,970	$ 78	$ (78)	$ (265)	$ (2,690)	$ (1,119)	$ —	$ (3,932)	$ 5,399	$ 16,705
Segment assets	$ 52,357	$ 87,179	$ 107,561	$ 1,341	$ 2,230	$ 3,025	$ 20,200	$ 19,567	$ —	$ 73,898	$ 108,976	$ 110,586

NOTE 24—QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

	Quarter Ended
	December 31, 2004	September 30, 2004	June 30, 2004	March 31, 2004
	(dollars in thousands)
Interest income	$545	$532	$952	$786
Interest expense	—	—	(41)	(71)
Net interest income	545	532	911	715
Real estate operations, net	1,705	359	163	58
Restaurant operations, net	(790)	(256)	(891)	(753)
Other operating income (loss)	3,348	5,034	5,943	2,445
Other operating expenses	(3,858)	(4,778)	(10,264)	(4,100)
Income (loss) before income taxes	950	891	(4,138)	(1,635)
Income tax provision	—	—	—	—
Net income (loss)	$950	$891	$(4,138)	$(1,635)
Earnings (loss) per share:
Basic	$0.11	$0.11	$(0.49)	$(0.19)
Diluted	$0.11	$0.11	$(0.49)	$(0.19)

	Quarter Ended
	December 31, 2003	September 30, 2003	June 30, 2003	March 31, 2003
	(dollars in thousands)
Interest income	$939	$1,133	$969	$1,020
Interest expense	(91)	(160)	(210)	(208)
Net interest income	848	973	759	812
Real estate operations, net	243	61	199	(79)
Restaurant operations, net	(873)	(45)	—	—
Other operating income (loss)	6,711	3,758	8,326	4,771
Other operating expenses	(4,936)	(3,643)	(5,229)	(3,602)
Income (loss) before income taxes	1,993	1,104	4,055	1,902
Income tax provision	1,394	550	1,469	242
Net income (loss)	$599	$554	$2,586	$1,660
Earnings (loss) per share:
Basic	$0.07	$0.06	$0.30	$0.20
Diluted	$0.07	$0.06	$0.28	$0.19

NOTE 25—SUBSEQUENT EVENTS (UNAUDITED)

Dividends

On January 26, 2005, the Company’s Board of Directors declared a $0.13 per share dividend for the first quarter of 2005. The dividend was paid on February 10, 2005 to shareholders of record on February 4, 2005.

Sale of Real Estate

Subsequent to December 31, 2004, the Company sold two stand-alone retail locations in separate transactions for a sales price of $1.2 million in cash. The Company is currently under contract to sell 3 additional free-standing retail locations for a combined sales price of $1.3 million.

Nasdaq Delisting

Effective October 14, 2004, the Company’s Common Stock began trading in the over-the-counter market on the OTC “pink sheets.” Prior to that, the Company’s Common Stock was quoted on the Nasdaq National Market. On July 20, 2004, the Company was notified by Nasdaq of a staff determination to delist the Company’s Common Stock effective July 29, 2004. The Company challenged the staff determination and requested an oral hearing by a Listing Qualifications Panel to review the staff’s conclusions. A hearing was held on September 9, 2004, and, on October 12, 2004, the Company was notified by Nasdaq that the Listing Qualifications Panel upheld the staff determination and the Company’s Common Stock was delisted from the Nasdaq National Market on October 14, 2004. The Company requested a review of the Listing Qualifications Panel’s decision by Nasdaq’s Listing and Hearing Review Council. On February 16, 2005, the Company received notice that the Nasdaq Listing and Hearing Review Council had upheld the Panel’s decision. The Company is considering whether to continue the appeal process. There can be no assurance that an appeal will be successful.

Investment in Variable Interest Entity

Subsequent to December 31, 2004, the Company funded $0.9 million and committed to fund an additional $0.4 million to a Spanish entity formed to purchase, reposition and sell an apartment building in Barcelona, Spain. Under the terms of the loan, the Company receives a preferred 30% return on its investment, and after a similar return is paid to another minority investor, the Company receives an 80% share in additional profits generated by the investment. The investment meets the definition of a Variable Interest Entity (“VIE”) under FASB Interpretation 46 (“FIN 46”) and the Company is the primary beneficiary of the VIE.

The VIE purchased the apartment building for $1.5 million. The purchase was funded with bank loans totaling $0.5 million, the Company’s $0.9 million investment and a $0.1 million contribution from the project managers. Neither the creditors nor the other beneficial interest holders have recourse to the Company with regard to this investment and, as a result, the maximum limit of the Company’s exposure to loss on this investment is $1.3 million.

Call Option

On March 14, 2005, the Company exercised an option (the “Call Option”) to acquire 423,245 shares of the Company’s Common Stock from Mr. Wiederhorn, the Company’s former Chief Executive Officer and current Chief Strategic Officer for an exercise price of $3.99 per share. The original purchase price for the Call Option was $750,000, resulting in an “all-in” cost to the Company on exercise of approximately $5.76 per share. The aggregate price to the Company on exercise of $5.76 per share represented a small premium to the Company’s book value per share and market price per share at the time the option was purchased. The strike price for the shares was less than the Company’s book value per share and approximated the recent trading range of the stock in the marketplace. At the time the Call Option was purchased, the Company and its directors also considered the following factors: (1) the potentially negative impact on the Company’s share price if the Option Shares were disposed of publicly; (2) the Company’s favorable liquidity position; (3) the potential reduction in the risk that shares are transferred in a transaction which would have an adverse impact on its NOL position; and (4) the reduction in the future expenditure of cash dividends by the Company once the Company exercises the Call Option. The Board of Directors reviewed the transaction to confirm that the transaction was in the best interest of the Company and its other stockholders.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on March 30, 2005, by the undersigned, thereunto duly authorized.

FOG CUTTER CAPITAL GROUP INC.
By:	/s/ DONALD J. BERCHTOLD
Donald J. Berchtold
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 30, 2005 by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ DONALD BERCHTOLD
Donald Berchtold
Chief Executive Officer and Director
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

2.6

Fatburger Holdings Inc. Preferred Stock Purchase Agreement, by and between the entities listed therein and the Registrant, dated as of January 12, 2004 as previously filed with the SEC on March 19, 2004.

2.7	March 2004 Supplemental Agreement, by and between Fatburger Holdings, Inc. and the Registrant, dated as of March 10, 2004 as previously filed with the SEC on March 19, 2004.
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

4.5	Summary of Rights to Purchase Shares, incorporated by reference to Exhibit 99.1 to the Form 8-K dated October 18, 2002, as previously filed with the SEC on October 18, 2002.

4.6	Rights Agreement dated as of October 18, 2002 between the Registrant and The Bank of New York, incorporated by reference to Exhibit 1 to Form 8-A, as previously filed with the SEC on October 29, 2002.
4.7	Amendment to the Rights Agreement, dated as of May 1, 2004, by and between the Registrant and The Bank of New York.
4.8

Long Term Vesting Trust Agreement among the Registrant and Lawrence Mendelsohn, Andrew Wiederhorn and David Egelhoff, dated October 1, 2000, incorporated by reference to Exhibit 4.4 to the Form 10-K for the year ended December 31, 2002, as previously filed with the SEC on March 3, 2003.

4.9	Amendment Number 1 to the Long Term Vesting Trust Agreement, dated as of September 19, 2002, by and between the Registrant and Andrew Wiederhorn, Don Coleman, and David Dale-Johnson.
4.10	Amendment Number 2 to the Long Term Vesting Trust Agreement, dated as of May 26, 2004, by and between the Registrant and Andrew Wiederhorn, Don Coleman, and David Dale-Johnson.
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

11.1	Computation of Per Share Earnings.
21.1	List of Subsidiaries of Registrant.
23.1	Consent of independent registered public accounting firm.
23.2	Consent of independent registered public accounting firm.
31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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