Form 10-Q
period 2005-03-31
FOG CUTTER CAPITAL GROUP INC
filed 2005-05-11
CIK 1048566

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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
Yes  ☐    No  ☒.

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2005
Common Stock, par value $0.0001 per share	7,957,428 shares

FOG CUTTER CAPITAL GROUP INC.

FORM 10-Q

INDEX

PART I–FINANCIAL INFORMATION

Item 1.	Interim Financial Statements (Unaudited):

Consolidated Statements of Financial Condition

Consolidated Statements of Operations

Consolidated Statement of Changes in Stockholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Item 4.	Controls and Procedures

PART II–OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits

Signatures

Available information

Our website is www.fccgi.com.  We make our annual report on Form 10-K, as well as other reports filed with the Securities and Exchange Commission, available through our website as soon as reasonably practicable after they are filed.  A copy of these reports may also be obtained by writing to us at 1410 SW Jefferson Street, Portland, Oregon 97201, Attn:  Investor Reporting.

PART I — FINANCIAL INFORMATION

ITEM 1.  INTERIM FINANCIAL STATEMENTS

FOG CUTTER CAPITAL GROUP INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(dollars in thousands, except share data)

	March 31 2005	December 31 2004
	(Unaudited)
Assets
Cash and cash equivalents	$8,569	$11,948
Loans	6,874	6,651
Investments in real estate, net	27,014	26,660
Loans to senior executives	2,993	2,983
Investment in Bourne End	1,876	1,901
Restaurant property, plant and equipment, net	5,969	6,228
Intangible assets, net	5,340	5,401
Goodwill	7,063	7,063
Other assets	3,687	5,063
Total assets	$69,385	$73,898

Liabilities and Stockholders’ Equity
Liabilities:
Borrowings and notes payable	9,412	7,977
Obligations under capital leases	11,791	12,401
Obligation under leave of absence agreement	933	1,771
Deferred income	4,346	4,466
Deferred income taxes	5,780	5,782
Accrued expenses and other liabilities	7,092	7,194
Total liabilities	39,354	39,591

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $.0001 par value; 25,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.0001 par value; 200,000,000 shares authorized; 11,757,073shares issued as of March 31, 2005 and December 31, 2004; 7,957,428 shares outstanding as of March 31, 2005 and 8,380,673 shares outstanding as of December 31, 2004	168,214	168,214
Accumulated deficit	(126,560)	(123,916)
Option to purchase common stock	—	(593)
Accumulated other comprehensive income	386	329
Treasury stock, 3,799,645 common shares as of March 31, 2005 and 3,376,400 common shares as of December 31, 2004, at cost	(12,009)	(9,727)
Total stockholders’ equity	30,031	34,307
Total liabilities and stockholders’ equity	$69,385	$73,898

The accompanying notes are an integral part of these consolidated financial statements.

FOG CUTTER CAPITAL GROUP INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(dollars in thousands, except share data)

	Quarter Ended March 31,
	2005	2004
Net Interest Income:
Loans	$223	$390
Securities	1	313
Loans to senior executives	52	36
Other investments	48	47
Total interest income	324	786
Interest expense	—	(71)
Net interest income	324	715

Real Estate Operations:
Operating income	1,007	954
Operating expense	(423)	(456)
Gain on sale of real estate	413	3
Interest expense	(268)	(281)
Depreciation	(145)	(159)
Total real estate operations	584	61

Restaurant Operations:
Operating revenue	5,983	5,284
Cost of goods sold	(3,459)	(3,077)
Franchise and royalty fee	521	272
General and administrative cost	(2,671)	(2,715)
Interest expense	(154)	(165)
Depreciation and amortization	(368)	(352)
Total restaurant operations	(148)	(753)

Other Operating (Loss) Income:
Gain on sale of loans and securities	—	1,086
Loan origination income	1,428	1,126
Other	73	230
Total other operating (loss) income	1,501	2,442

Operating Expenses:
Compensation and employee benefits	2,067	2,761
Professional fees	709	241
Other	1,040	1,098
Total operating expenses	3,816	4,100

Net income (loss) before provision for income taxes	(1,555)	(1,635)
Provision for income taxes	—	—
Net income (loss)	$(1,555)	$(1,635)

Basic income (loss) per share	$(0.19)	$(0.19)
Basic weighted average shares outstanding	8,310,132	8,673,950
Diluted net income (loss) per share	$(0.19)	$(0.19)
Diluted weighted average shares outstanding	8,310,132	8,673,950
Dividends declared per share	$0.13	$0.13

The accompanying notes are an integral part of these consolidated financial statements.

FOG CUTTER CAPITAL GROUP INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(dollars in thousands)

	Common Stock		Treasury Stock		Accumulated	Option to Purchase	Accumulated Other Comprehensive
	Shares (1)	Amount	Shares	Amount	Deficit	Common Stock	Income	Total

Balance at January 1, 2005	8,380,673	$168,214	3,376,400	$(9,727)	$(123,916)	$(593)	$329	$34,307

Comprehensive income (loss):

Net loss	—	—	—	—	(1,555)	—	—	(1,555)

Other comprehensive income:

Foreign currency translation	—	—	—	—	—	—	(113)	(113)

Reclassification adjustment for net losses on securities and foreign currency translation included in net income	—	—	—	—	—	—	170	170

Total comprehensive loss	—	—	—	—	—	—	—	(1,498)

Purchase of treasury stock	(423,245)	—	423,245	(2,282)	—	593	—	(1,689)

Dividends declared	—	—	—	—	(1,089)	—	—	(1,089)

Balance at March 31, 2005	7,957,428	$168,214	3,799,645	$(12,009)	$(126,560)	$—	$386	$30,031

(1)   Issued and outstanding

The accompanying notes are an integral part of these consolidated financial statements.

FOG CUTTER CAPITAL GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(dollars in thousands)

	Quarter Ended March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,555)	$(1,635)
Adjustments to reconcile net income (loss) to net operating cash flows:
Equity in (income) losses of equity investees	—	(22)
Depreciation and amortization	526	527
Loss (gain) on foreign currency translation	171	(15)
Gain on sale of securities and loans	—	(1,086)
Gain on sale of real estate	(413)	(3)
Other	(132)	(360)
Change in:
Deferred income	(120)	160
Accrued interest receivable	(15)	(7)
Other assets	1,389	144
Accounts payable and accrued liabilities	(688)	(20)
Net cash used in operating activities	(837)	(2,317)

CASH FLOWS FROM INVESTING ACTIVITIES:
Principal payments on securities available for sale	—	2,247
Proceeds from sale of securities available for sale	—	1,300
Proceeds from sale of real estate	1,190	172
Investment in loans and discounted loans	(90)	(4,223)
Principal repayments on loans and discounted loans	—	40
Proceeds from sale of loans	—	30
Investments in real estate	(1,948)	(1,061)
Investments in restaurant, property, plant and equipment	(44)	(557)
Other	(4)	6
Net cash provided by (used in) investing activities	(896)	(2,046)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	1,374	2
Repayments on borrowings	(82)	(1,263)
Repayments under capital leases	(110)	(143)
Purchase of treasury stock	(1,689)	—
Dividend payments on common stock	(1,089)	(2,247)
Other	—	24
Net cash (used in) provided by financing activities	(1,596)	(3,627)

EFFECT OF EXCHANGE RATE CHANGE ON CASH	50	21
NET (DECREASE) INCREASE IN CASH AND CASH EQUVALENTS	(3,379)	(7,969)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	11,948	19,607
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$8,569	$11,638

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	422	508
Cash paid for taxes	2	4

NONCASH FINANCING AND INVESTING ACTIVITIES
Treasury stock acquired through exercise of option	593	—

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1 - BASIS OF PRESENTATION

The accompanying interim consolidated financial statements of Fog Cutter Capital Group Inc. and Subsidiaries (“FCCG” or the “Company”) are unaudited and have been prepared in conformity with the requirements of Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), particularly Rule 10-01 thereof, which governs the presentation of interim financial statements.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  The accompanying interim consolidated financial statements should be read in conjunction with the Company’s 2004 Annual Report on Form 10-K.  A summary of the Company’s significant accounting policies is set forth in Note 2 to the consolidated financial statements in the 2004 Annual Report on Form 10-K.

In the Company’s opinion, all adjustments, comprised of normal recurring accruals necessary for the fair presentation of the interim financial statements, have been included in the accompanying consolidated financial statements.  Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Certain items in the previously reported consolidated financial statements were reclassified to conform to the March 31, 2005 presentation, none of which affected previously reported results of operations.

At March 31, 2005, certain Company officers and directors had, directly or indirectly, majority voting control of the Company.

NOTE 2 - SIGNIFICANT TRANSACTIONS

Dividends

On January 26, 2005, the Company’s Board of Directors declared a $0.13 per share dividend for the first quarter of 2005.  The dividend was paid on February 10, 2005 to shareholders of record on February 4, 2005.

Sale of Real Estate

During January 2005, the Company sold two stand-alone retail locations in separate transactions for an aggregate sales price of $1.2 million in cash.  The Company recognized gains on the sales totaling $0.4 million.

Investment in Variable Interest Entity

During January 2005, the Company funded a loan totaling $0.9 million and committed to fund an additional $0.4 million to a Spanish entity formed to purchase, reposition and sell an apartment building in Barcelona, Spain.  Under the terms of the loan, the Company receives a preferred 30% return on its investment, and, after a similar return is paid to the minority investors, the Company receives an 80% share in additional profits generated by the investment.  The investment meets the definition of a Variable Interest Entity (“VIE”)  under FASB Interpretation 46 (“FIN 46”) and the Company is considered the primary beneficiary of the VIE.

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

Call Option

On March 14, 2005, the Company exercised an option (the “Call Option”) to acquire 423,245 shares of the Company’s Common Stock from Andrew Wiederhorn, the Company’s former Chief Executive Officer and current Chief Strategic Officer for an exercise price of $3.99 per share.  The original purchase price for the Call Option in April 2004 was $750,000, resulting in an “all-in” cost to the Company on exercise of approximately $5.76 per share.

 NOTE 3 – COMMITMENTS, CONTINGENCIES & OFF-BALANCE SHEET RISK

CCL Investigation

On June 3, 2004, the Company announced that then Chief Executive Officer and Chairman of the Board, Andrew Wiederhorn, had entered into a settlement (the “Settlement”) with the United States Attorney’s Office for the District of Oregon (“USAODO”) regarding its investigation into the failure of Capital Consultants, L.L.C (“CCL”) and would take a leave of absence from his corporate positions at the Company.  Under the Settlement terms, Mr. Wiederhorn pled guilty on June 3, 2004 to two federal counts and was sentenced to 18-months incarceration and fined $2.0 million.  The charges to which Mr. Wiederhorn has pled guilty pursuant to the Settlement are not based upon any acts or omissions involving the Company or of Mr. Wiederhorn in his capacity as an officer or director of the Company.

On June 2, 2004, the Company and Mr. Wiederhorn entered into a leave of absence agreement.  In entering into the leave of absence agreement, the Board of Directors considered the nature of the statutes to which Mr. Wiederhorn pled and the fact that he relied on the advice of expert legal counsel and a national accounting firm.  The Board also believed it was important to assure Mr. Wiederhorn’s return to active involvement with the Company because of his expertise and knowledge of the Company’s business and investments.

Mr. Wiederhorn began his leave of absence on August 2, 2004 and is expected to remain in that status for approximately 14 months. Under the terms of the leave of absence agreement, Mr. Wiederhorn will continue to receive his regular salary and bonus pursuant to and as set forth in his employment agreement.  All of the compensation costs associated with the leave of absence agreement were charged to earnings during the year ended December 31, 2004.

Shareholder Derivative Complaint

On July 6, 2004, Jeff Allan McCoon, derivatively on behalf of the Company, filed a lawsuit in the Circuit Court for the State of Oregon (Multnomah County) which named the Company and all of its directors as defendants.  The lawsuit alleges that members of the Company’s Board of Directors breached their duties to the Company by entering into the Leave of Absence Agreement with Andrew Wiederhorn.  The lawsuit generally seeks the recovery of all payments made or to be made to Mr. Wiederhorn under the Leave of Absence Agreement plus attorney fees and costs.  The individual defendants have indemnity agreements with the Company and have asserted the right to indemnification from the Company under those indemnity agreements.  The Company has incurred expenses under the indemnity agreements and also may derive benefits if the plaintiff’s claims are successful. At this stage of the case it is too early to predict the outcome with any certainty.

Other

The Company is involved in various other legal proceedings occurring in the ordinary course of business which the Company believes will not have a material adverse effect on the consolidated financial condition or operations of the Company.

The Company may utilize a wide variety of off-balance sheet financial techniques to manage its risk.  In hedging the interest rate or foreign currency exchange rate exposure, the Company may enter into hedge transactions to counter movements in interest rates and foreign currencies.  These hedges may be in the form of currency and interest rate swaps, options, and forwards or combinations thereof.

At March 31, 2005, the Company had no outstanding derivative instruments held for trading or hedging purposes.

The Company has operating leases for office and retail space which expire through 2012.  The leases provide for varying minimum annual rental payments including rent increases and free rent periods.

Future minimum rental payments, by year and in the aggregate, under noncancelable operating leases with initial or remaining terms of one year or more, consisted approximately of the following at March 31, 2005 (dollars in thousands):

2005	$2,437
2006	2,887
2007	2,261
2008	1,730
2009	1,169
Thereafter	3,690
Total minimum lease payments	$14,174

In order to facilitate the development of franchise locations, as of March 31, 2005, Fatburger had guaranteed the annual minimum lease payments of three restaurant sites owned and operated by franchisees.  The amount of the guarantees total approximately $1.9 million plus certain contingent rental payments as defined in the respective leases.  These leases expire at various times through 2008.

The Company did not have any other off balance sheet arrangements in place as of March 31, 2005.

NOTE 4 - GOODWILL AND OTHER INTANGIBLE ASSETS

Primarily due to the acquisition of Fatburger, the Company has goodwill in the amount of $7.1 million and other intangible assets in the amount of $5.3 million. In accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, goodwill is not amortized, but is subject to an annual impairment test.  Since the acquisition of Fatburger by the Company, Fatburger has experienced operating losses and has funded its operations and expansion with limited liquidity.  The Company believes that these conditions are temporary in nature, however, should these conditions not be corrected, the Company may be required to recognize impairment losses on its recorded goodwill.  As of March 31, 2005, the Company was not aware of any events or changes in circumstances that would require the impairment of the recorded goodwill.

Summarized information for the Company’s acquired intangible assets as of March 31, 2005 is as follows (dollars in thousands):

Amortized intangible assets:

Franchise Agreements	$906
Other	464
Total amortized intangible assets	$1,370

Unamortized intangible assets:

Trademarks	$3,970

Trademarks, which have indefinite lives, are not subject to amortization.  All other intangible assets are amortized using the straight-line method over the estimated useful lives of the assets of five to fifteen years.  Estimated amortization expense for the remainder of 2005 and the five succeeding years is as follows (dollars in thousands):

2005	$187
2006	191
2007	188
2008	181
2009	164
2010	164

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

NOTE 5 – RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment (“FAS 123R”), which requires that the cost resulting for all share-based payment transactions be recognized in the financial statements. This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The provisions of FAS 123R are effective as of the beginning of the first interim or annual reporting period that begins after December 31, 2005. The Company has not yet determined the effect of this new standard on its consolidated financial position and results of operations.

NOTE 6 – STOCK OPTIONS AND RIGHTS

The Company has adopted a non-qualified stock option plan (the “Option Plan”) which provides for options to purchase shares of the Company’s common stock.  The maximum number of shares of common stock that may be issued pursuant to options granted under the Option Plan is 3,500,000 shares.

The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for the Option Plan. Accordingly, no compensation expense has been recognized in the Consolidated Statements of Operations for grants under the Option Plan.  Had compensation expense for the Company’s Option Plan been determined based on the fair value at the grant date consistent with the methods of FASB Statement No. 123 “Accounting for Stock Based Compensation,” the Company’s net income and income per share for the three months ended March 31, 2005 and 2004 would have been decreased to the pro forma amounts indicated below:

	Three months ended March 31,
	2005	2004
	(dollars in thousands, except share data)
Net income (loss):
As reported	$(1,555)	$(1,635)
Pro forma compensation expense from stock based compensation, net of tax	(73)	(6)
Pro forma net income (loss)	$(1,628)	$(1,641)
Net income (loss) per common and common share equivalent:
Basic income per share:
As reported	$(0.19)	$(0.19)
Pro forma	$(0.20)	$(0.19)
Diluted income per share:
As reported	$(0.19)	$(0.19)
Pro forma	$(0.20)	$(0.19)

There were no options granted with exercise prices below the market value of the stock at the grant date. Fair values for 2005 were estimated using the Black-Scholes option-pricing model with the following weighted average assumptions used: 10% dividend yield, expected volatility of 86%, risk-free interest rate of 2.5% and expected lives of five years.

NOTE 7 – VARIABLE INTEREST ENTITIES

The Company has funded three loans totaling $3.2 million to related Spanish entities formed to purchase, reposition and sell three apartment buildings in Barcelona, Spain.  Under the terms of the loans, the Company receives a preferred 30% return on its investment, and, after a similar return is paid to the majority investors, the Company receives an 80% share in additional profits generated by the investment.  The investment meets the definition of a Variable Interest Entity (“VIE”)  under FASB Interpretation 46 (“FIN 46”) and the Company is the primary beneficiary of the VIE.  As a result, the assets and liabilities of the VIE have been consolidated into the accompanying consolidated financial statements as of March 31, 2005.

The VIE purchased the apartment buildings for $5.7 million.  The purchase was funded with bank loans totaling $1.9 million, the Company’s $3.2 million investment and a $0.5 million contribution from the project managers.  The Company has agreed to fund additional advances of $0.4 million to the VIE.  Neither the creditors nor the other beneficial interest holders have recourse to the Company with regard to this investment and, as a result, the maximum limit of the Company’s exposure to loss on this investment is $3.6 million.

As of March 31, 2005, the following assets and liabilities of the VIE were included in the Company’s accompanying consolidated statements of financial condition:

Investment in real estate, net	$6,357,000
Other assets	307,000
Borrowings and notes payable	3,134,000
Accrued expense and other liabilities	64,000
Minority interest	372,000

NOTE 8 – OPERATING SEGMENTS

Operating segments consist of (i) restaurant operations conducted through Fatburger Holdings, Inc. (“Fatburger”), (ii) commercial real estate mortgage brokerage activities conducted through George Elkins Mortgage Banking Company (“George Elkins”) and (iii) real estate, merchant banking and financing activities.  The following is a summary of each of the operating segments:

Restaurant Operations

The Company owns approximately 71% of the voting control of Fatburger.  As of March 31, 2005, Fatburger operates or franchises 65 hamburger restaurants located primarily in California and Nevada.  Fatburger has plans to open additional restaurants, primarily through franchise operations, throughout the United States.  Franchisees currently own and operate approximately 39 of the Fatburger locations.  During the three months ended March 31, 2005, franchise rights to open 1 individual Fatburger restaurant were sold and three new franchise restaurants were opened.  Royalty revenues were approximately $0.4 million for the three months ended March 31, 2005.

Commercial Real Estate Mortgage Brokerage Operations

The Company holds a 51% ownership interest in George Elkins, a California mortgage banking operation, which provides brokerage services related to the production of over $700 million per year in commercial real estate mortgages. George Elkins is headquartered in Los Angeles, with satellite offices throughout the southern California area.  The mortgage brokerage operation also manages a commercial loan servicing portfolio in excess of $700 million for various investors.

Real Estate, Merchant Banking and Financing Operations

The Company invests in real estate and other finance related assets.  The merchant banking and financing operations focus on the acquisition of controlling interests in businesses in the process of restructuring.  This can take the form of assisting in a management buy-out, refinancing corporate debt or acquiring the “non-core” assets of a business.

Each of the segments operates with its own management and personnel.  There are no indirect allocations of overhead or other costs.  Minority interests in earnings, which were immaterial for the periods presented, are included in other income (loss) in the following segment financial results.

Segment data for the three months ended March 31, 2005, and 2004 are as follows (dollars in thousands):

	Merchant Banking,
	Real Estate and Finance		Mortgage Brokerage		Restaurant		Total
	2005	2004	2005	2004	2005	2004	2005	2004
Net Interest Income:
Loans	$275	$426	$—	$—	$—	$—	$275	$426
Securities	1	313	—	—	—	—	1	313
Other investments	47	47	1	—	—	—	48	47
Total interest income	323	786	1	—	—	—	324	786
Interest expense	—	71	—	—	—	—	—	(71)
Net interest income	323	715	1	—	—	—	324	715

Real estate operations:
Operating revenue	1,007	954	—	—	—	—	1,007	954
Operating expense	(423)	(456)	—	—	—	—	(423)	(456)
Gain on sale of real estate	413	3	—	—	—	—	413	3
Interest expense	(268)	(281)	—	—	—	—	(268)	(281)
Depreciation	(145)	(159)	—	—	—	—	(145)	(159)
Total real estate operations	584	61	—	—	—	—	584	61

Restaurant operations:
Operating income	—	—	—	—	5,983	5,284	5,983	5,284
Cost of goods sold	—	—	—	—	(3,459)	(3,077)	(3,459)	(3,077)
Franchise and advertising fees	—	—	—	—	521	272	521	272
General and administrative costs	—	—	—	—	(2,671)	(2,715)	(2,671)	(2,715)
Interest Expense	—	—	—	—	(154)	(165)	(154)	(165)
Depreciation and amortization	—	—	—	—	(368)	(352)	(368)	(352)
Total restaurant operations	—	—	—	—	(148)	(753)	(148)	(753)

Other operating income:
Gain on sale of loans and securities	—	1,086	—	—	—	—	—	1,086
Loan brokerage fees	—	—	1,428	1,126	—	—	1,428	1,126
Other revenue (loss)	(72)	77	145	153	—	—	73	230
Total other operating income	(72)	1,163	1,573	1,279	—	—	1,501	2,442

Operating expenses:
Compensation and employee benefits	704	1,650	1,363	1,111	—	—	2,067	2,761
Professional fees	700	234	9	7	—	—	709	241
Other	812	872	228	226	—	—	1,040	1,098
Total operating expenses	2,216	2,756	1,600	1,344	—	—	3,816	4,100

Net income (loss) before provision for income taxes	(1,381)	(817)	(26)	(65)	(148)	(753)	(1,555)	$(1,635)
Provision for income taxes	—	—	—	—	—	—	—	—
Net income (loss)	$(1,381)	$(817)	$(26)	$(65)	$(148)	$(753)	$(1,555)	$(1,635)
Segment assets	$57,440	$81,282	$605	$2,083	$11,340	$19,592	$69,385	$102,957

NOTE 9– INCOME TAXES

As of March 31, 2005, the Company had, for U.S. Federal tax purposes, a net operating loss (“NOL”) carry forward of approximately $76.1 million, including $11.5 million relating to Fatburger. The Company’s NOL begins to expire in 2018. Fatburger’s NOL began to expire in 2004 and is generally subject to an annual limitation under the Internal Revenue Code of 1986, Section 382, Limitation on Net Operating Loss Carryovers and Certain Built-In Losses Following Change in Control.  In addition, to the extent the Fatburger NOL is utilized, the recognition of the related tax benefits would first reduce goodwill related to the Fatburger acquisition, then other non-current intangible assets related to that acquisition, and then income tax expense in accordance with Statement on Financial Accounting Standards No. 109, Accounting for Income Taxes.

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

During the three months ended March 31, 2005 and 2004 a provision for income taxes was not required due to the tax net operating loss generated during the period.

NOTE 10 – SUBSEQUENT EVENTS

Dividends

On April 27, 2005, the Board of Directors declared a $0.13 per share dividend for the second quarter of 2005.  The dividend is payable on June 1, 2005 to shareholders of record on May 20, 2005.

Sale of Real Estate

Subsequent to March 31, 2005, the Company sold three stand-alone retail locations for a combined sale price of $1.2 million.  The proceeds from these sales consisted of $1.1 million in cash and a note receivable of $0.1 million.  The aggregate gain on the sale of the properties was $0.3 million.

Restaurant Openings

Subsequent to March 31, 2005, three Fatburger franchise restaurants were opened.  This resulted in the recognition of franchise fees totaling $0.1 million.

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

During 2003 and 2004, we redeployed a large portion of the capital generated through our sale of mortgage-backed securities and from cash distributions from our Bourne End subsidiary.  We used a portion of this capital to acquire voting control of Fatburger Holdings Inc. in August 2003 and further increased our investment in Fatburger in May 2004.  The expansion and success of Fatburger is currently one of our primary focuses.  Since our acquisition, Fatburger has opened 19 additional restaurant locations and currently has agreements for approximately 217 new franchise restaurants.

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

Valuation

At March 31, 2005, our largest asset consisted of our portfolio of real estate.  We value our real estate holdings either by independent appraisal or through internally generated analysis using comparable market data.

Sale Recognition

Our accounting policy calls for the recognition of sales of financial instruments only when we have irrevocably surrendered control over these assets.  We do not retain any recourse or performance obligations with respect to our sales of assets.

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

RESULTS OF OPERATIONS — THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THREE MONTHS ENDED MARCH 31, 2004

NET INCOME.  Our net loss for the three months ended March 31, 2005, was $1.6 million, or $0.19 per share, compared with a net loss of $1.6 million, or $0.19 per share, for the three months ended March 31, 2004.  The net loss for the quarter ended March 31, 2005 was primarily the result of losses from our restaurant operations of $0.1 million and other operating expenses of $3.8 million, partially offset by gains on sales of real estate of $0.4 million.  The net loss for the quarter ended March 31, 2004 was primarily the result of losses from our restaurant operations of $0.8 million and other operating expenses of $4.1 million, partially offset by gains on sales of mortgage-backed securities of $1.1 million.

The following sections describe the results of operations of our operating segments for the three months ended March 31, 2005 and 2004:

Restaurant Segment Operations

During the three months ending March 31, 2005, we recognized a net loss from our restaurant segment of $0.1 million, compared to a net loss of $0.8 million for the three months ending March 31, 2004.  The 2005 results were primarily due to a gross margin (sales net of cost of goods sold) of $2.5 million and franchise and royalty revenue of $0.5 million, offset by general and administrative costs of $2.7 million, interest expense of $0.1 million, and depreciation and amortization of $0.3 million.  The Company’s primary strategy with respect to Fatburger is to increase the number of franchises, thus increasing the franchise fees and future royalty income to the operation.  Since the company acquired its interest in Fatburger in August 2003, Fatburger has added 19 new restaurants.  While the Company seeks to expand the number of existing restaurants, the identification of qualified franchisees and quality locations has an impact on the rate of growth in the number of our restaurants.

The 2004 results were primarily due to a gross margin of $2.2 million and franchise and royalty revenue of $0.3 million, offset by general and administrative costs of $2.7 million, interest expense of $0.2 million, and depreciation and amortization of $0.4 million.

Commercial Real Estate Mortgage Brokerage Segment Operations

Our net loss from the commercial real estate brokerage segment was less than $0.1 million for the three months ended March 31, 2005, compared to a net loss of $0.1 million during the 2004 period.  During the 2005 period, we recognized loan brokerage fees of $1.4 million, loan servicing and other revenue of $0.1 million, which was offset by compensation expense of $1.4 million and other operating expense of $0.2 million.

During the 2004 period, we recognized loan brokerage fees of $1.1 million, loan servicing and other revenue of $0.2 million, which was offset by compensation expense of $1.1 million and other operating expense of $0.2 million.

Merchant Banking, Real Estate and Finance Segment Operations

NET INTEREST INCOME.  Our net interest income for the three months ended March 31, 2005, was $0.3 million, compared with $0.7 million for the three months ended March 31, 2004.  The decrease is primarily attributable to a net reduction of assets (reflecting our sales of mortgage-backed securities and paydowns of the related debt facilities).  These changes resulted in decreases in interest income on securities of $0.3 million and a decrease in interest income on loans of $0.2 million, partially offset by a decrease in interest expense of $0.1 million.  The following tables set forth information regarding the total amount of income from interest-earning assets and expense from interest-bearing liabilities and the resulting average yields and rates:

	For the Three Months Ended March 31, 2005
	Average	Interest	Annualized
	Balance	Income (Expense)	Yield/Rate
	(dollars in thousands)
Interest-Earning Assets:

Loan portfolios (1)	$9,749	$275	11.3%
Mortgage-backed securities available for sale	8	1	50.0
Cash deposits and other investments	10,575	48	1.8
Total interest-earning assets	$20,332	324	6.4%

Interest-Bearing Liabilities:

Borrowings (2)	$—	—	0.0%
Total interest-bearing liabilities	$—	—	0.0%

Net interest income (3)		$324	6.4%
Net interest margin (4)			6.4%

(1)                Includes loans to senior officers.

(2)                Excludes borrowings related to investments in real estate.

(3)                Net interest spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.

(4)                Net interest margin represents net interest income divided by average interest-earning assets.

	For the Three Months Ended March 31, 2004
	Average	Interest	Annualized
	Balance	Income (Expense)	Yield/Rate
	(dollars in thousands)
Interest-Earning Assets:

Loan portfolios (1)	$8,137	$426	20.9%
Mortgage-backed securities available for sale	33,883	313	3.7%
Other investments	15,758	47	1.2%
Total interest-earning assets	$57,778	786	5.4%

Interest-Bearing Liabilities:

Borrowings (2)	$24,642	(71)	1.2%
Total interest-bearing liabilities	$24,642	(71)	1.2%

Net interest income (3)		$715	4.2%
Net interest margin (4)			5.0%

(1)          Includes loans to senior officers.

(2)          Excludes borrowings related to investments in real estate.

(3)          Net interest spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.

(4)          Net interest margin represents net interest income divided by average interest-earning assets.

REAL ESTATE OPERATIONS.  Our real estate operations represent activity from our investment in 15 commercial properties located in Oregon, Texas, Arizona, Oklahoma, Mississippi Arkansas, Louisiana, Missouri and Michigan, as well as the operations of our leasehold interests in 79 freestanding retail buildings located throughout the United States.  During the three months ended March 31, 2005, we realized net income from real estate operations of approximately $0.6 million, compared with net income of $0.1 million for the three months ended March 31, 2004.  The increase in net income from real estate was primarily the result of gains recognized on sales of $0.4 million during the 2005 period.  Our strategy with regard to our real estate investments is to position each property to enhance lease values for long-term income or for sale.

EQUITY IN EARNINGS OF EQUITY INVESTEES.   At March 31, 2005, our sole equity investee was Bourne End Properties Plc. (“Bourne End”). We own approximately 26% of Bourne End, which operates a shopping center in the United Kingdom.  At the time of our original investment in 2001, Bourne End owned 15 shopping centers in Europe.  Fourteen of these centers have now been sold, generating net income to us totaling $ 9.7 million since the acquisition.  During the three months ended March 31, 2005 and 2004 we recognized income of less than $0.1 million from equity investees.

GAIN ON SALE OF LOANS AND SECURITIES.  During the three months ended March 31, 2005, we did not recognize any gains on sales of loans or securities.  This compares to gains of $1.1 million, primarily from the sale of mortgage-backed securities, during the three months ended March 31, 2004.  Because we have sold substantially all of our subordinate mortgage-backed securities portfolio, we expect that gain on sale of securities will contribute less to future income than it has in recent years.

OPERATING EXPENSES.  During the three months ended March 31, 2005, we incurred segment operating expenses from merchant banking, real estate and finance operations of $2.2 million, compared to $2.8 million during the comparable period in 2004.  Operating expenses for the 2005 period include compensation costs of $0.7 million, professional fees of $0.7 million and other costs of $0.8 million. Operating expenses for the 2004 period include compensation costs of $1.7 million, professional fees of $0.2 million and other costs of $0.9 million.

CHANGES IN FINANCIAL CONDITION

GENERAL.  Total assets decreased from approximately $73.9 million at December 31, 2004 to approximately $69.4 million at March 31, 2005.  Total liabilities decreased slightly from approximately $39.6 million at December 31, 2004 to approximately $39.4 million at March 31, 2005.  Stockholders’ equity decreased during the three months ended March 31, 2005 by approximately $4.3 million resulting primarily from our net loss of $1.6 million, dividends declared of $1.1 million and the purchase of treasury stock of $1.7 million

INVESTMENTS IN REAL ESTATE.  Investments in real estate increased by $0.3 million during the three months ended March 31, 2005.  The increase was primarily due to the purchase of an apartment building in Barcelona, Spain for $1.5 million, and capital improvements of $0.4 million, partially offset by depreciation of $0.1 million, a decrease in carrying value due to changes in foreign currency of $0.2 million, the sale of two retail properties with a net book value of $0.8 million, and the disposal of two properties subject to capital leases with a carrying value of $0.5 million.

LOAN PORTFOLIO.  We invest in special situation loans, generally secured by real estate.  These loans are typically short-term, with maturities ranging from 6 to 24 months.  Due to the unique circumstances relating to the loans, the interest rate charged the borrower is significantly higher than conventional real estate lending.  As of March 31, 2005, our special situation loan portfolio consisted of five individual loans with a combined carrying value of $6.9 million.  Three of the five loans are secured by real estate consisting of commercial or single-family properties located in California, Texas, and Nevada.  One loan is secured by all of the stock and assets of a commercial manufacturing business, and one loan is secured by stock in a software company.  The loans have a weighted average interest rate (including the effects of $2.2 million in impaired loans on non-accrued status and excluding fees and points) of 8.0% and a weighted average maturity of 2 months.

During the three months ended March 31, 2005, our loan portfolio increased by approximately $0.2 million.  This was primarily the result of amortization of deferred loan fees.  As of March 31, 2005, two of the Company’s loans totaling $2.2 million had been restructured to provide additional time for repayment by the borrowers in exchange for various extension fees or other new terms.  As a result, these loans were considered impaired for accounting purposes, however, no impairment reserves were required on these loans due to management’s expectation that the carrying amounts will be collected.

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

INVESTMENT IN BOURNE END.  Our investment in Bourne End remained unchanged at $1.9 million during the three months ended March 31, 2005.

RESTAURANT PROPERTY, PLANT AND EQUIPMENT, NET.  Our investment in restaurant property, plant and equipment, net of depreciation, decreased $0.3 million during the three months ended March 31, 2005 to a balance of $6.0 million.  The decrease was primarily the result of depreciation expense of approximately $0.3 million during the period.

INTANGIBLE ASSETS, NET.  Primarily as a result of the acquisition and consolidation of Fatburger, as of March 31, 2005 we had intangible assets, net of amortization, of $5.3 million.  This consisted of trademark rights of approximately $4.0 million, franchise agreements of approximately $0.9 million and other miscellaneous intangible assets of approximately $0.4 million.  Intangible assets decreased $0.1 million during the three months ended March 31, 2005 primarily as the result of amortization expense.

GOODWILL.  Primarily as a result of the acquisition and consolidation of Fatburger, we had recorded goodwill of $7.1 million as of March 31, 2005.  Goodwill did not change during the three months ended March 31, 2005.

OTHER ASSETS.  At March 31, 2005, the Company’s other assets consisted of the following: (dollars in thousands)

Capitalized deferred compensation	$786
Prepaid expenses	115
Trade receivables	472
Investment in operating leases	267
Mortgage servicing rights	248
Restaurant assets	778
Other	1,021
Total	$3,687

The capitalized deferred compensation included in other assets relates to the acquisition of George Elkins.  In conjunction with the acquisition, certain employees of George Elkins entered into long-term employment agreements.  These employees received payments totaling $1.9 million which we capitalized as deferred compensation.  The employees are obligated to perform under the employment agreements and must repay any unearned deferred compensation payments upon early termination.  The deferred compensation is earned ratably over the terms of the employment agreements, and we are amortizing the $1.9 million investment over the contract terms.  At March 31, 2005, the remaining contract terms range from 2 to 26 months.

BORROWINGS AND NOTES PAYABLE.  Our borrowings and notes payable increased $1.4 million during the three months ended March 31, 2005 to an ending balance of $9.4 million.  This was primarily the result of borrowings to finance the purchase of an apartment building in Barcelona, Spain.

OBLIGATIONS UNDER CAPITAL LEASES.  Obligations under capital leases decreased approximately $0.6 million during the three months ended March 31, 2005.  This decrease was primarily the result of the scheduled amortization of the obligations.

DEFERRED INCOME.  Franchise fee revenue from the sales of individual Fatburger franchises is recognized only when all material services or conditions relating to the sales have been substantially performed or satisfied.  The completion of training and the opening of a location by the franchisee constitute substantial performance.  Fatburger charges $40,000 per location in franchise fees.  One-half of the fees are collected in cash at the time the franchise rights are granted and the balance is collected at the time the lease for the location is executed. Nonrefundable deposits collected in relation to the sale of franchises are recorded as deferred franchise fees until the completion of training and the opening of the restaurant, at which time the franchise fee revenue is recognized.  As of March 31, 2005, our deferred income relating to the collection of unearned Fatburger franchise fees was $4.4 million, a decrease of $0.1 million from December 31, 2004.  As of March 31, 2005, nearly all of the deferred income was comprised of the initial $20,000 non-refundable deposit received per location and the balance of the franchise fee will be collected in cash as leases on these locations are signed.

DEFERRED INCOME TAXES.  Our deferred income taxes remained unchanged at $5.8 million at March 31, 2005.  As of March 31, 2005, we had, for U.S. Federal tax purposes, a net operating loss (“NOL”) carryforward of approximately $77.6 million, including $13.5 million relating to Fatburger.  The NOL carryforward may reduce the future cash payment of the deferred income tax liability.  Our NOL begins to expire in 2018.  Fatburger’s NOL began to expire in 2004 and is generally subject to an annual limitation under the Internal Revenue Code of 1986, Section 382, Limitation on Net Operating Loss Carryovers and Certain Built-In Losses Following Change in Control.  In addition, to the extent the Fatburger NOL is utilized, the recognition of the related tax benefits would first reduce goodwill related to the Fatburger acquisition, then other non-current intangible assets related to that acquisition, and then income tax expense in accordance with Statement on Financial Accounting Standards No. 109, Accounting for Income Taxes.

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

STOCKHOLDERS’ EQUITY.  Stockholders’ equity decreased by approximately $4.3 million resulting primarily from our net loss of $1.6 million, purchase of treasury stock of $1.7 million and dividends declared of $1.1 million.

In April 2004 we purchased a three year call option (the “Call Option”) from Andrew A. Wiederhorn, the Company’s former Chairman and Chief Executive Officer and current Chief Strategic Officer.  The Call Option gave us the right, but not the obligation, to purchase 423,245 of the Company’s outstanding common stock (the “Option Shares”) from Mr. Wiederhorn for a purchase price of $3.99 per share.  We paid $750,000 ($1.77 per option share) for the Call Option.  The Call Option was exercised on March 14, 2005 for $1.7 million and we placed 423,245 shares in treasury.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund business operations and acquisitions, engage in loan acquisition and lending activities and for other general business purposes.  The primary sources of funds for liquidity during the three months ended March 31, 2005 consisted of net cash provided by investing activities, including proceeds on the sale of real estate.  As of March 31, 2005, we had cash or cash equivalents of $8.6 million which we believe will be sufficient to meet our current liquidity needs.

Our borrowings and the availability of further borrowings are substantially affected by, among other things, changes in interest rates, changes in market spreads or decreases in credit quality of our assets.

Fluctuations in interest rates will impact our net income to the extent our operations and our fixed rate assets are funded by variable rate debt.  We may also be impacted to the extent that our variable rate assets reprice on a different schedule or in relation to a different index than any floating rate debt.  See “Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.”

At March 31, 2005, we had total consolidated secured indebtedness of $21.2 million, as well as $18.2 million of other liabilities. The consolidated secured indebtedness consisted of (i) $11.8 million outstanding of capital leases maturing between 2010 and 2040 which are secured by real estate, (ii) mortgage notes payable of $3.1 million secured by real estate and (iii) notes payable and other debt of Fatburger of $6.3 million secured by the assets of Fatburger.

If our existing liquidity position were to prove insufficient, and we were unable to repay, renew or replace maturing indebtedness on terms reasonably satisfactory to us, we may be required to sell (potentially on short notice) a portion of our assets, and could incur losses as a result.  Also, Fatburger is involved in a nationwide expansion of franchise and Fatburger owned locations, which will require significant liquidity.  If Fatburger or its franchisees are unsuccessful in obtaining credit lines sufficient to fund this expansion, the timing of restaurant openings may be delayed.  Similarly, our special situation lending business requires liquidity to fund new investments or extend existing loans.

We consider the sale of assets to be a normal, recurring part of our operations and we are currently generating adequate cash flow as a result of these transactions.  However, excluding the sale of assets from time to time, we are currently operating with negative cash flow, since many of our assets do not generate current cash sufficient to cover current operating expenses.  We believe that our existing sources of funds will be adequate for purposes of meeting our liquidity needs; however, there can be no assurance that this will be the case.  Material increases in interest expense from variable-rate funding sources, or material decreases in monthly cash receipts from operations, generally would negatively impact our liquidity.  On the other hand, material decreases in interest expense from variable-rate funding sources would positively affect our liquidity.

During the year ended December 31, 2004, we declared four quarterly cash distributions of $0.13 per share each, totaling $0.52 per share ($4.4 million).  Through May 9, 2005, we have declared two quarterly cash dividends of $0.13 per share each.  The Company does not have a fixed dividend policy and may declare and pay new quarterly dividends on our common stock, subject to our financial condition, results of operations, capital requirements and other factors deemed relevant by the Board of Directors.  One factor the Board of Directors may consider is the impact of dividends on the Company’s liquidity.

Effective October 14, 2004, the Company’s Common Stock began trading in the over-the-counter (“OTC”) market on the OTC “pink sheets.”  Prior to that, the Company’s Common Stock was quoted on the Nasdaq National Market.  On July 20, 2004, the Company was notified by Nasdaq of a staff determination to delist the Company’s Common Stock effective July 29, 2004.  The Company challenged the staff determination and requested an oral hearing by a Listing Qualifications Panel to review the staff’s conclusions.  A hearing was held on September 9, 2004, and, on October 12, 2004, the Company was notified by Nasdaq that the Listing Qualifications Panel upheld the staff determination and the Company’s Common Stock was delisted from the Nasdaq National Market on October 14, 2004.  The Company requested a review of the Listing Qualifications Panel’s decision by Nasdaq’s Listing and Hearing Review Council.  On February 16, 2005, the Company received notice that the Nasdaq Listing and Hearing Review Council had upheld the Panel’s decision.  On April 21, 2005, the Board of Governors of Nasdaq approved the decision of the Nasdaq Listing and Hearing Review Council and the Nasdaq decision became final.  The Company is considering whether to appeal the decision to the Securities and Exchange Commission. There can be no assurance that an appeal will be successful.

Trading of our Common Stock on the OTC pink sheets may reduce the liquidity of our Common Stock compared to quotation on the Nasdaq National Market.  Also, the coverage of the Company by security analysts and media could be reduced, which could result in lower prices for our Common Stock than might otherwise prevail and could also result in increased spreads between the bid and ask prices for the our Common Stock.  Additionally, certain investors will not purchase securities that are not quoted on the Nasdaq Stock Market, which could materially impair our ability to raise funds through the issuance of Common Stock or other securities convertible into Common Stock.

In addition, if the trading price of our Common Stock is less than $5.00 per share, trading in our Common Stock could also be subject to the requirements of Rule 15g-9 promulgated under the Securities Exchange Act of 1934, as amended.  Under that Rule, brokers and dealers who recommend such low priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements, including a requirement that they make an individualized written suitability determination for the purchaser and receive the purchaser’s written consent prior to any transaction.  The Securities Enforcement Remedies and Penny Stock Reform Act of 1990 also requires additional disclosure in connection with any trades involving a stock defined as a penny stock (generally, according to regulations adopted by the SEC, any equity security not traded on an exchange or quoted on Nasdaq that has a market price of less than $5.00 per share, subject to certain exceptions), including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith.  Such requirements could severely limit the market liquidity of our Common Stock.  There can be no assurance that our Common Stock will not become treated as penny stock.

OFF BALANCE SHEET ARRANGEMENTS

In order to facilitate the development of franchise locations, as of March 31, 2005, Fatburger had guaranteed the annual minimum lease payments of three restaurant sites owned and operated by franchisees.  The guarantees approximate $1.9 million plus certain contingent rental payments as defined in the respective leases.  These leases expire at various times through 2008.

The lease guarantees by Fatburger do not provide a material source of liquidity, capital resources or other benefits to the Company.  There are no revenues, expenses or cash flows connected with the lease guarantees other than the receipt of normal franchise royalties.  As of March 31, 2005, there was no known event, demand, trend or uncertainty that was likely to trigger the guarantee by Fatburger.

We did not have any other off balance sheet arrangements in place as of March 31, 2005.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk is primarily the exposure to loss resulting from changes in foreign currency exchange rates, interest rates and commodity prices.  Our exposure to foreign currency fluctuations arises from our UK investment in BEP and our investment in Barcelona real estate as of March 31, 2005, approximately 22% of the Company’s equity is currently invested in net assets located outside of the United States These investments are primarily denominated in British pounds or the Euro.

The following table illustrates the projected effect on our net asset value as a result of hypothetical changes in foreign currency rates as of March 31, 2005:

Change in Foreign Exchange Rates (1)	Projected Change in Net Asset Value	Projected Percentage Change in Net Asset Value

Decrease 10%	$(651,000)	-2.2%
Decrease 20%	$(1,303,000)	-4.3%
No Change	$—	0.0%
Increase 10%	$651,000	2.2%
Increase 20%	$1,303,000	4.3%

(1)  Assumes that uniform percentage changes occur instantaneously in both the Great Britain pound and the euro.  A decrease in the foreign exchange rate indicates a strengthening of the U.S. dollar against that currency.  An increase in the foreign exchange rate indicates a weakening of the U.S. dollar against that currency.

We can utilize a wide variety of financial techniques to assist in the management of currency risk.  For example, in hedging the exchange rate exposure of a foreign currency denominated asset or liability, we may enter into hedge transactions to counter movements in the different currencies.  These hedges may be in the form of currency swaps, options, and forwards, or combinations thereof.  No such currency hedging techniques were in use as of March 31, 2005.

Interest rate risk has historically been our primary market risk.  A large percentage of our assets are generally funded by equity or by fixed-rate liabilities.  This change in asset mix has resulted in a significant decrease in interest rate risk, which resulted from the sale of the remainder of the mortgage-backed securities portfolio and the repayment of the associated repurchase agreements during 2004.

Changes in interest rates can affect net income by affecting the spread between our interest-earning assets and our interest-bearing liabilities and by increasing the cost associated with operating and expanding our restaurant operation.  Changes in the level of interest rates can also affect, among other things, the value of our interest-earning assets (and the default rates associated therewith), our ability to acquire loans and general levels of consumer spending.

The following table quantifies the potential changes in net interest income and net portfolio value as of March 31, 2005 should interest rates go up or down (shocked) by 100 or 200 basis points. Net portfolio value is calculated as the sum of the value of off-balance sheet instruments and the present value of cash in-flows generated from interest-earning assets net of cash out-flows in respect of interest-bearing liabilities.  The table assumes that changes in interest rates occur instantaneously.  Actual results could differ significantly from those estimated in the table.

Projected Percent Change In
Change in Interest Rates (1)	Net Interest Income	Net Portfolio Value	Change in Annual Net Interest Income	Change in Net Portfolio Value
-200 Basis Points	10.4%	-4.3%	$73,000	$(1,299,000)
-100 Basis Points	1.3%	-2.1%	$9,000	$(621,000)
0 Basis Points	0.0%	0.0%	$—	$—
100 Basis Points	0.2%	1.9%	$1,000	$569,000
200 Basis Points	0.3%	3.6%	$2,000	$1,091,000

(1)                                  Assumes that uniform changes occur instantaneously in both the yield on 10-year U.S. Treasury notes and the interest rate applicable to U.S.  dollar deposits in the London interbank market.

The following table provides information as to the type of funding used to finance our assets as of March 31, 2005.

Assets and Liabilities

As of March 31, 2005

(dollars in thousands)

	Basis Amount	Coupon Type	Liability	Type
Interest-Bearing Assets
Fixed-rate assets, no financing	$7,194	Fixed	$—	None
Variable-rate assets, no financing	2,673	Prime	—	None
Cash and cash equivalents	8,569	N/A	—	None
Subtotal	18,436		—

Other Assets
Investments in real estate	27,014	N/A	14,925	Fixed
Investment in BEP	1,876	N/A	—	None
Restaurant property, plant and equipment	5,969	N/A	6,278	LIBOR
Intangible assets, net	5,340	N/A	—	None
Goodwill	7,063	N/A	—	None
Other	3,687	N/A	—	None
Subtotal	50,949		21,203

Liability Only
Deferred income	—		4,346	None
Deferred income taxes	—		5,780	None
Other	—		8,025	None
Total	$69,385		$39,354

Our restaurant operations are also exposed to the impact of commodity and utility price fluctuations related to unpredictable factors such as weather and various other market conditions outside our control. Our ability to recover increased costs through higher prices is limited by the competitive environment in which we operate.

ITEM 4.  CONTROLS AND PROCEDURES

(A)  Evaluation of disclosure controls and procedures.  Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities and Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report, have concluded that our disclosure controls and procedures were effective and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to us by others within these entities.

(B)  Changes in internal control over financial reporting.  There were no significant changes in our internal control over financial reporting in connection with an evaluation that occurred during our first fiscal quarter of 2005 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Under the Settlement terms, Mr. Wiederhorn pled guilty on June 3, 2004 to two federal counts and was sentenced to 18 months incarceration and fined $2.0 million.  The first count, a violation of an ERISA provision, involved a federal law that required no criminal intent and for which his reliance on the advice of counsel was not a defense. The second count related to a violation involving a deduction on a personal tax return.  The deduction was structured and approved by Mr. Wiederhorn’s tax advisors and did not reduce Mr. Wiederhorn’s tax liability or reduce the government’s tax collections.  The charges to which Mr. Wiederhorn has pled guilty pursuant to the Settlement are not based upon any acts or omissions involving the Company or Mr. Wiederhorn in his capacity as an officer or director of the Company.

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

Mr. Wiederhorn began his leave of absence on August 2, 2004 and is expected to remain in that status until October  2005.  On August 13, 2004, the Board of Directors adopted a resolution changing the role of Andrew Wiederhorn from Co-Chief Executive to Chief Strategic Officer during the leave of absence period.  All other provisions of the Leave of Absence Agreement and employment agreement with Mr. Wiederhorn remain in force.  On August 13, 2004, Donald J. Berchtold became the sole Chief Executive Officer of the Company.

Nasdaq Delisting

Effective October 14, 2004, the Company’s Common Stock began trading in the over-the-counter market on the OTC “pink sheets.”  Prior to that, the Company’s Common Stock was quoted on the Nasdaq National Market.  On July 20, 2004, the Company was notified by Nasdaq of a staff determination to delist the Company’s Common Stock effective July 29, 2004.  The Company challenged the staff determination and requested an oral hearing by a Listing Qualifications Panel to review the staff’s conclusions.  A hearing was held on September 9, 2004, and, on October 12, 2004, the Company was notified by Nasdaq that the Listing Qualifications Panel upheld the staff determination and the Company’s Common Stock was delisted from the Nasdaq National Market on October 14, 2004.  The Company requested a review of the Listing Qualifications Panel’s decision by Nasdaq’s Listing and Hearing Review Council.  On February 16, 2005, the Company received notice that the Nasdaq Listing and Hearing Review Council had upheld the Panel’s decision.  On April 21, 2005, the Board of Governors of Nasdaq approved the decision of the Nasdaq Listing and Hearing Review Council and the Nasdaq decision became final.  The Company is considering whether to appeal the decision to the Securities and Exchange Commission.  There can be no assurance that an appeal will be successful.

Shareholder Derivative Complaint

On July 6, 2004, Jeff Allan McCoon, derivatively on behalf of the Company, filed a lawsuit in the Circuit Court for the State of Oregon (Multnomah County) which named the Company and all of its directors as defendants.  The lawsuit alleges that members of the Company’s Board of Directors breached their duties to the Company by entering into the Leave of Absence Agreement with Andrew Wiederhorn.  The lawsuit generally seeks the recovery of all payments made or to be made to Mr. Wiederhorn under the Leave of Absence Agreement plus attorney fees and costs.  The individual defendants have indemnity agreements with the Company and have asserted the right to indemnification from the Company under those indemnity agreements.  The Company has incurred expenses under the indemnity agreements and also may derive benefits if the plaintiff’s claims are successful. At this stage of the case it is too early to predict the outcome with any certainty.

Other Legal Proceedings

The Company is involved in various other legal proceedings occurring in the ordinary course of business which the Company believes will not have a material adverse effect on the consolidated financial condition or operations of the Company.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds.

On March 14, 2005, the Company exercised an option (the “Call Option”) to acquire 423,245 shares of the Company’s Common Stock from Mr. Wiederhorn, the Company’s former Chief Executive Officer and current Chief Strategic Officer for an exercise price of $3.99 per share.  The original purchase price for the Call Option was $750,000, resulting in an “all-in” cost to the Company on exercise of approximately $5.76 per share.  The aggregate price to the Company on exercise of $5.76 per share represented a premium to the Company’s book value per share and market price per share at the time the option was purchased.  The strike price for the shares was less than the Company’s book value per share and approximated the recent trading range of the stock in the marketplace.   At the time the Call Option was purchased, the Company and its directors considered the following factors:  (1) the potentially negative impact on the Company’s share price if the Option Shares were disposed of publicly; (2) the Company’s favorable liquidity position; (3) the potential reduction in the risk that shares are transferred in a transaction which would have an adverse impact on its NOL position; and (4) the reduction in the future expenditure of cash dividends by the Company once the Company exercises the Call Option.  The Audit Committee of the Board of Directors reviewed the transaction to confirm that the transaction was in the best interest of the Company and its other stockholders.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicity Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2005 – January 31, 2005	—	—		—	—
February 1, 2005 – February 28, 2005	—	—		—	—
March 1, 2005 – March 31, 2005	423,245	$3.99	(1)	423,245	N/A

(1)                                  Excludes $1.77 per share option cost for an option to purchase these shares.  The option was acquired in April 2004.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.           Exhibits

2.1

Interim Finance and Stock Purchase Agreement, by and between the entities listed therein and the Registrant, dated as of August 15, 2003, incorporated by reference to Exhibit 2.5 to the Form 10-Q for the period ended September 30, 2003, as previously filed with the SEC on November 13, 2003.

2.2

Fatburger Holdings Inc. Preferred Stock Purchase Agreement, by and between the entities listed therein and the Registrant, dated as of January 12, 2004 as previously filed with the SEC on March 19, 2004.

2.3	March 2004 Supplemental Agreement, by and between Fatburger Holdings, Inc. and the Registrant, dated as of March 10, 2004 as previously filed with the SEC on March 19, 2004.

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

4.4	Summary of Rights to Purchase Shares, incorporated by reference to Exhibit 99.1 to the Form 8-K dated October 18, 2002, as previously filed with the SEC on October 18, 2002.

4.5	Rights Agreement dated as of October 18, 2002 between the Registrant and The Bank of New York, incorporated by reference to Exhibit 1 to Form 8-A, as previously filed with the SEC on October 29, 2002.

4.6	Amendment to the Rights Agreement, dated as of May 1, 2004, by and between the Registrant and The Bank of New York as previously filed with the SEC on March 30, 2005.

4.7

Long Term Vesting Trust Agreement among the Registrant and Lawrence Mendelsohn, Andrew Wiederhorn and David Egelhoff, dated October 1, 2000, incorporated by reference to Exhibit 4.4 to the Form 10-K for the year ended December 31, 2002, as previously filed with the SEC on March 3, 2003.

4.8

Amendment Number 1 to the Long Term Vesting Trust Agreement dated as of September 19, 2002, by and between the Registrant and Andrew Wiederhorn, Don Coleman, and David Dale-Johnson as previously filed with the SEC on March 30, 2005.

4.9

Amendment Number 2 to the Long Term Vesting Trust Agreement, dated as of May 26, 2004, by and between the Registrant and Andrew Wiederhorn, Don Coleman, and David Dale-Johnson as previously filed with the SEC on March 30, 2005.

10.1

Amended and restated Employment Agreement between the Registrant and Andrew A. Wiederhorn, incorporated by reference to Exhibit 10.3 to the Form 8-K dated August 13, 2003, as previously filed with the SEC on August 13, 2003.

10.2

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

Date:  May 12, 2005

EXHIBIT INDEX

2.1

Interim Finance and Stock Purchase Agreement, by and between the entities listed therein and the Registrant, dated as of August 15, 2003, incorporated by reference to Exhibit 2.5 to the Form 10-Q for the period ended September 30, 2003, as previously filed with the SEC on November 13, 2003.

2.2

Fatburger Holdings Inc. Preferred Stock Purchase Agreement, by and between the entities listed therein and the Registrant, dated as of January 12, 2004 as previously filed with the SEC on March 19, 2004.

2.3	March 2004 Supplemental Agreement, by and between Fatburger Holdings, Inc. and the Registrant, dated as of March 10, 2004 as previously filed with the SEC on March 19, 2004.

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

4.4	Summary of Rights to Purchase Shares, incorporated by reference to Exhibit 99.1 to the Form 8-K dated October 18, 2002, as previously filed with the SEC on October 18, 2002.

4.5	Rights Agreement dated as of October 18, 2002 between the Registrant and The Bank of New York, incorporated by reference to Exhibit 1 to Form 8-A, as previously filed with the SEC on October 29, 2002.

4.6	Amendment to the Rights Agreement, dated as of May 1, 2004, by and between the Registrant and The Bank of New York as previously filed with the SEC on March 30, 2005.

4.7

Long Term Vesting Trust Agreement among the Registrant and Lawrence Mendelsohn, Andrew Wiederhorn and David Egelhoff, dated October 1, 2000, incorporated by reference to Exhibit 4.4 to the Form 10-K for the year ended December 31, 2002, as previously filed with the SEC on March 3, 2003.

4.8

Amendment Number 1 to the Long Term Vesting Trust Agreement dated as of September 19, 2002, by and between the Registrant and Andrew Wiederhorn, Don Coleman, and David Dale-Johnson as previously filed with the SEC on March 30, 2005.

4.9

Amendment Number 2 to the Long Term Vesting Trust Agreement, dated as of May 26, 2004, by and between the Registrant and Andrew Wiederhorn, Don Coleman, and David Dale-Johnson as previously filed with the SEC on March 30, 2005.

10.1

Amended and restated Employment Agreement between the Registrant and Andrew A. Wiederhorn, incorporated by reference to Exhibit 10.3 to the Form 8-K dated August 13, 2003, as previously filed with the SEC on August 13, 2003.

10.2

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