Form 10-K/A
period 2004-12-31
FOG CUTTER CAPITAL GROUP INC
filed 2005-06-03
CIK 1048566

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

Form 10-K/A

As disclosed in the original Form 10-K for the year ended December 31, 2004, we determined that BEP Property Holdings Limited (“BEP”) qualified as a “significant subsidiary” under Reg. S-X 3-09(b)(2). BEP is a foreign subsidiary and the due date for filing stand-alone financial statements for BEP is June 30, 2005. Accordingly, we are filing this Form 10-K/A to include Exhibit 99.7, “Financial Statements of BEP Property Holdings Limited.” We have also made a few corrections and minor revisions to the original disclosure, none of which affected previously reported results of operations.

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

				Long-Term Compensation
		Actual Compensation		Restricted Stock	Securities Underlying
Name and Principal Position:	Year	Salary($)(1)	Bonus($)(2)	Awards($)(3)	Options/SARs (#)
Andrew A. Wiederhorn	2004	$827,662	$5,500,000	$544,025	—
Former Chairman and CEO,	2003	$377,507	$2,000,000	—	—
Current Chief Strategy Officer, Secretary and Treasurer	2002	$350,140	$1,500,000	$340,987	—
Robert G. Rosen	2004	$128,083	$391,829	—	—
Former President	2003	$262,397	$2,009,902	—	—
	2002	$281,091	$2,261,117	$151,550	—
R. Scott Stevenson	2004	$172,472	$275,000	$231,500	100,000
Senior Vice President and Chief	2003	$165,967	$200,000	—	—
Financial Officer	2002	$158,621	$150,000	$75,775	50,000
Lisa Colacurcio	2004	$153,969	$250,000	—	50,000
Former Vice President(4)	2003	$141,595	$200,000	—	—
	2002	$68,671	$25,000	$15,155	—
Matthew Green	2004	$203,891	$1,116,700	$46,300	50,000
Vice President	2003	$174,979	$141,525	—	—
	2002	$188,026	$160,000	$15,155	—
Donald J. Berchtold	2004	$168,246	$50,000	$115,750	100,000
Current Chief Executive Officer	2003	$159,770	$25,000	—	—
	2002	$126,551	$25,000	$15,155	—
David Dale-Johnson(5)	2004	$80,208	$50,000	$231,500	100,000
Chief Investment Officer

(1)          Salary amounts include payments for unused vacation time and other sundry benefits. At December 31, 2004, salary was accrued but unpaid in the amount of $0.3 million for Mr. Wiederhorn (in accordance with his Leave of Absence Agreement).

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

NOTE 8—INVESTMENT IN BOURNE END

The Company owns a 26% interest in Bourne End and accounts for the investment using the equity method. Summary financial information for Bourne End is a follows:

	Bourne End
	At, or for the Year Ended December 31,
	2004	2003	2002
	(dollars in thousands)
Cash	$6,428	$7,718	$1,760
Real Estate, net	3,427	38,918	115,128
Other assets	1,581	3,440	4,532
Notes payable	—	28,420	112,284
Other liabilities	2,586	6,645	9,478
Rental income	2,682	8,639	13,099
Gain on sale of real estate	13,711	29,571	13,714
Interest expense	1,798	6,961	11,289
Net income (loss)	11,398	24,686	5,193

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on June 3, 2005, by the undersigned, thereunto duly authorized.

FOG CUTTER CAPITAL GROUP INC.
By:	/s/ DONALD J. BERCHTOLD
Donald J. Berchtold
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on June 3, 2005 by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ DONALD BERCHTOLD
Donald Berchtold
Chief Executive Officer and Director
/s/ R. SCOTT STEVENSON
R. Scott Stevenson
Senior Vice President and Chief Financial Officer
/s/ DON H. COLEMAN
Don H. Coleman
Director
/s/ K. KENNETH KOTLER
K. Kenneth Kotler
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

4.5	Summary of Rights to Purchase Shares, incorporated by reference to Exhibit 99.1 to the Form 8-K dated October 18, 2002, as previously filed with the SEC on October 18, 2002.

4.6	Rights Agreement dated as of October 18, 2002 between the Registrant and The Bank of New York, incorporated by reference to Exhibit 1 to Form 8-A, as previously filed with the SEC on October 29, 2002.
4.7	Amendment to the Rights Agreement, dated as of May 1, 2004, by and between the Registrant and The Bank of New York, as previously filed with the SEC on March 30, 2005.
4.8

Long Term Vesting Trust Agreement among the Registrant and Lawrence Mendelsohn, Andrew Wiederhorn and David Egelhoff, dated October 1, 2000, incorporated by reference to Exhibit 4.4 to the Form 10-K for the year ended December 31, 2002, as previously filed with the SEC on March 3, 2003.

4.9

Amendment Number 1 to the Long Term Vesting Trust Agreement, dated as of September 19, 2002, by and between the Registrant and Andrew Wiederhorn, Don Coleman, and David Dale-Johnson, as previously filed with the SEC on March 30, 2005.

4.10

Amendment Number 2 to the Long Term Vesting Trust Agreement, dated as of May 26, 2004, by and between the Registrant and Andrew Wiederhorn, Don Coleman, and David Dale-Johnson, as previously filed with the SEC on March 30, 2005.

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

11.1	Computation of Per Share Earnings.
21.1	List of Subsidiaries of Registrant.
23.1	Consent of independent registered public accounting firm.
23.2	Consent of independent registered public accounting firm.
23.3	Consent of independent registered public accounting firm.
23.4	Consent of independent registered public accounting firm.
31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

99.4	Jordan D. Schnitzer Resignation Letter dated March 5, 2002, incorporated by reference to Exhibit 1.1 to the Form 8-K dated March 5, 2002, as previously filed with the SEC on March 7, 2002.
99.5	Settlement Agreement, incorporated by reference to Exhibit 99.1 to the Form 8-K dated May 13, 2002, as previously filed with the SEC on May 14, 2002.
99.6	Lawrence A. Mendelsohn Resignation Letter dated August 30, 2002, incorporated by reference to Exhibit 1.1 to the Form 8-K dated August 30, 2002, as previously filed with the SEC on September 3, 2002.
99.7	Financial Statements of BEP Property Holdings Limited