Form 10-Q
period 2005-06-30
FOG CUTTER CAPITAL GROUP INC
filed 2005-08-12
CIK 1048566

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒.

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2005
Common Stock, par value $0.0001 per share	7,957,428 shares

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

PART II—OTHER INFORMATION

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

PART I — FINANCIAL INFORMATION

ITEM 1.  INTERIM FINANCIAL STATEMENTS

FOG CUTTER CAPITAL GROUP INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(dollars in thousands, except share data)

	June 30 2005	December 31 2004
	(Unaudited)
Assets
Cash and cash equivalents	$7,920	$11,948
Loans	7,092	6,651
Investments in real estate, net	25,369	26,660
Loans to senior executives	3,005	2,983
Investment in Bourne End	2,192	1,901
Restaurant property, plant and equipment, net	5,579	6,228
Intangible assets, net	5,286	5,401
Goodwill	7,063	7,063
Other assets	4,873	5,063
Total assets	$68,379	$73,898

Liabilities and Stockholders’ Equity
Liabilities:
Borrowings and notes payable	10,154	7,977
Obligations under capital leases	11,300	12,401
Obligation under leave of absence agreement	596	1,771
Deferred income	4,371	4,466
Deferred income taxes	5,756	5,782
Accrued expenses and other liabilities	7,206	7,194
Total liabilities	39,383	39,591

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $.0001 par value; 25,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.0001 par value; 200,000,000 shares authorized; 11,757,073 shares issued as of June 30, 2005 and December 31, 2004; 7,957,428 shares outstanding as of June 30, 2005 and 8,380,673 shares outstanding as of December 31, 2004	168,214	168,214
Accumulated deficit	(127,539)	(123,916)
Option to purchase common stock	—	(593)
Accumulated other comprehensive income	330	329
Treasury stock, 3,799,645 common shares as of June 30, 2005 and 3,376,400 common shares as of December 31, 2004, at cost	(12,009)	(9,727)
Total stockholders’ equity	28,996	34,307
Total liabilities and stockholders’ equity	$68,379	$73,898

The accompanying notes are an integral part of these consolidated financial statements.

FOG CUTTER CAPITAL GROUP INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(dollars in thousands, except share data)

	Quarter Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net Interest Income:
Loans	$551	$585	$773	$975
Securities	5	292	6	605
Loans to senior executives	54	51	107	87
Other investments	46	24	94	71
Total interest income	656	952	980	1,738
Interest expense	—	41	—	112
Net interest income	656	911	980	1,626

Real Estate Operations:
Operating income	1,161	1,022	2,168	1,976
Operating expense	(417)	(420)	(840)	(876)
Gain on sale of real estate	1,176	5	1,589	5
Interest expense	(260)	(281)	(528)	(562)
Depreciation	(128)	(163)	(273)	(322)
Total real estate operations	1,532	163	2,116	221

Restaurant Operations:
Operating revenue	6,055	5,467	12,037	10,751
Cost of goods sold	(3,604)	(3,461)	(7,063)	(6,538)
Franchise and royalty fee	501	377	1,022	649
General and administrative cost	(2,942)	(2,702)	(5,614)	(5,417)
Interest expense	(156)	(181)	(310)	(346)
Depreciation and amortization	(344)	(391)	(710)	(743)
Total restaurant operations	(490)	(891)	(638)	(1,644)

Other Operating (Loss) Income:
Gain on sale of loans and securities	—	1,013	—	2,099
Loan origination fees	1,002	1,248	2,429	2,374
Gain on sale of prepaid servicing credit	—	1,530	—	1,530
Equity in earnings of equity investees	441	1,490	441	1,512
Other	35	662	109	873
Total other operating (loss) income	1,478	5,943	2,979	8,388

Operating Expenses:
Compensation and employee benefits	1,631	2,762	3,698	5,523
Leave of absence expense	—	4,750	—	4,750
Professional fees	496	928	1,205	1,169
Other	957	1,824	1,997	2,922
Total operating expenses	3,084	10,264	6,900	14,364

Net income (loss) before provision for income taxes	92	(4,138)	(1,463)	(5,773)
Provision for income taxes	—	—	—	—
Net Income	$92	$(4,138)	$(1,463)	$(5,773)

Basic income (loss) per share	$0.01	$(0.49)	$(0.18)	$(0.68)
Basic weighted average shares outstanding	7,957,428	8,417,005	8,133,780	8,507,260
Diluted net income (loss) per share	$0.01	$(0.49)	$(0.18)	$(0.68)
Diluted weighted average shares outstanding	7,961,915	8,417,005	8,133,780	8,507,260
Dividends declared per share	$0.13	$0.13	$0.26	$0.26

The accompanying notes are an integral part of these consolidated financial statements.

FOG CUTTER CAPITAL GROUP INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(dollars in thousands)

	Common Stock		Treasury Stock		Accumulated	Option to Purchase	Accumulated Other Comprehensive
	Shares (1)	Amount	Shares	Amount	Deficit	Common Stock	Income	Total
Balance at January 1, 2005	8,380,673	$168,214	3,376,400	$(9,727)	$(123,916)	$(593)	$329	$34,307
Comprehensive income (loss):
Net loss	—	—	—	—	(1,463)	—	—	(1,463)
Other comprehensive income:
Foreign currency translation	—	—	—	—	—	—	(419)	(419)
Reclassification adjustment for net losses on securities and foreign currency translation included in net income	—	—	—	—	—	—	420	420
Total comprehensive loss	—	—	—	—	—	—	—	(1,462)
Purchase of treasury stock	(423,245)	—	423,245	(2,282)	—	593	—	(1,689)
Dividends declared	—	—	—	—	(2,160)	—	—	(2,160)
Balance at June 30, 2005	7,957,428	$168,214	3,799,645	$(12,009)	$(127,539)	$—	$330	$28,996

(1) Issued and outstanding

The accompanying notes are an integral part of these consolidated financial statements.

FOG CUTTER CAPITAL GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(dollars in thousands)

	Quarter Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$92	$(4,138)	$(1,463)	$(5,773)
Adjustments to reconcile net income (loss) to net operating cash flows:
Equity in (income) losses of equity investees	(441)	(1,490)	(441)	(1,512)
Depreciation and amortization	532	575	1,096	1,102
Loss (gain) on foreign currency translation	249	(5)	420	(20)
Gain on sale of securities and loans	—	(1,013)	—	(2,099)
Gain on sale of real estate	(1,176)	(5)	(1,589)	(5)
Other	20	(1,812)	(114)	(2,175)
Change in:
Deferred income	25	149	(95)	309
Accrued interest receivable	2	55	(13)	48
Other assets	(1,250)	(1,345)	136	(1,201)
Accounts payable and accrued liabilities	(101)	3,073	(824)	3,053
Net cash used in operating activities	(2,048)	(5,956)	(2,887)	(8,273)

CASH FLOWS FROM INVESTING ACTIVITIES:
Principal payments on securities available for sale	—	4,571	—	6,818
Proceeds from sale of securities available for sale	—	27,790	—	29,090
Proceeds from sale of real estate	2,128	2	3,320	174
Investment in loans and discounted loans	(1,345)	(2,850)	(1,435)	(7,073)
Principal repayments on loans and discounted loans	1,108	984	1,109	1,054
Investment in real estate	(178)	(573)	(2,126)	(1,634)
Investments in restaurant property, plant, and equipment	62	(227)	(20)	(784)
Other	(12)	923	(16)	929
Net cash provided by (used in) investing activities	1,763	30,620	832	28,574

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	918	—	2,292	—
Repayments on borrowings	—	(24,551)	(82)	(25,812)
Repayments under capital leases	(135)	(118)	(245)	(261)
Purchase of treasury stock	—	(1,785)	(1,689)	(1,785)
Dividend payments on common stock	(1,061)	(1,153)	(2,151)	(3,400)
Other	—	(453)	—	(429)
Net cash (used in) provided by financing activities	(278)	(28,060)	(1,875)	(31,687)

EFFECT OF EXCHANGE RATE CHANGE ON CASH	(86)	(5)	(98)	16
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(649)	(3,401)	(4,028)	(11,370)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	8,569	11,638	11,948	19,607
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$7,920	$8,237	$7,920	$8,237

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$382	$467	$842	$975
Cash paid for income taxes	$20	$—	$22	$4

NONCASH FINANCING AND INVESTING ACTIVITIES
Treasury stock acquired through exercise of option	$—	$—	$593	$—

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1 - BASIS OF PRESENTATION

The accompanying interim consolidated financial statements of Fog Cutter Capital Group Inc. and Subsidiaries (“FCCG” or the “Company”) are unaudited and have been prepared in conformity with the requirements of Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), particularly Rule 10-01 thereof, which governs the presentation of interim financial statements.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  The accompanying interim consolidated financial statements should be read in conjunction with the Company’s 2004 Annual Report on Form 10-K/A.  A summary of the Company’s significant accounting policies is set forth in Note 2 to the consolidated financial statements in the 2004 Annual Report on Form 10-K/A.

In the Company’s opinion, all adjustments, comprised of normal recurring accruals necessary for the fair presentation of the interim financial statements, have been included in the accompanying consolidated financial statements.  Operating results for the six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Certain items in the previously reported consolidated financial statements were reclassified to conform to the June 30, 2005 presentation, none of which affected previously reported results of operations.

At June 30, 2005, certain Company officers and directors had, directly or indirectly, majority voting control of the Company.

NOTE 2 - SIGNIFICANT TRANSACTIONS

Dividends

The Company has declared and paid a $0.13 per share dividend for each quarter of 2005 to date.  The first quarter dividend was declared on January 26, 2005 and was paid on February 10, 2005 to stockholders of record on February 4, 2005.  The second quarter dividend was declared on April 27, 2005 and was paid on June 1, 2005 to stockholders of record on May 20, 2005.

Sale of Real Estate

During the six months ended June 30, 2005, the Company sold six stand-alone retail locations (including one location subject to a capital lease) in separate transactions for an aggregate sales price of $3.2 million in cash and a note receivable of $0.1 million.  The Company used $0.4 million of the proceeds to retire an associated obligation under capital lease and recognized gains on the sales totaling $1.6 million.

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

Shareholder Derivative Complaint

On July 6, 2004, Jeff Allan McCoon, derivatively on behalf of the Company, filed a lawsuit in the Circuit Court for the State of Oregon (Multnomah County) which named the Company and all of its directors as defendants. The lawsuit as amended alleges that the Company’s Board of Directors breached their duties to the Company in a number of ways including by: (a) entering into the Leave of Absence Agreement with Andrew Wiederhorn; (b) purchasing and exercising a Call Option agreement with Andrew Wiederhorn for the purchase as Treasury Stock of 423,245 shares of the Company’s common stock; (c) purchasing as Treasury Stock 330,500 shares of the Company’s common stock from Clarence Coleman; (d) authorizing and/or allowing the Company to incur various expenses (including alleged excessive compensation and fringe benefits to employees of the Company and the directors themselves).  The lawsuit generally seeks the recovery of all payments made or to be made to Mr. Wiederhorn under the Leave of Absence Agreement (claimed to be $6.6 million), and unspecified damages as a result of the other transactions alleged above, plus attorney fees and costs.  The lawsuit also asks that the directors implement changes in corporate governance. The Company’s directors have indemnity agreements with the Company and have asserted the right to indemnification from the Company under those indemnity agreements for the expenses incurred in connection with the lawsuit. The Company has incurred expenses under the indemnity agreements and also may derive benefits if the plaintiff’s claims are successful. At this stage of the case it is too early to predict the outcome with any certainty.

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

At June 30, 2005, the Company had no outstanding derivative instruments held for trading or hedging purposes.

The Company has operating leases for office and retail space which expire through 2012.  The leases provide for varying minimum annual rental payments including rent increases and free rent periods.

Future minimum rental payments, by year and in the aggregate, under non-cancelable operating leases with initial or remaining terms of one year or more, consisted approximately of the following at June 30, 2005 (dollars in thousands):

2005	$1,631
2006	2,913
2007	2,259
2008	1,730
2009	1,169
Thereafter	3,690
Total minimum lease payments	$13,392

In order to facilitate the development of franchise locations, as of June 30, 2005, Fatburger had guaranteed the annual minimum lease payments of three restaurant sites owned and operated by franchisees.  The amount of the guarantees total approximately $1.9 million plus certain contingent rental payments as defined in the respective leases.  These leases expire at various times through 2008.

The Company did not have any other off balance sheet arrangements in place as of June 30, 2005.

NOTE 4 – GOODWILL AND OTHER INTANGIBLE ASSETS

Primarily due to the acquisition of Fatburger, the Company has goodwill in the amount of $7.1 million and other intangible assets in the amount of $5.3 million. In accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, goodwill is not amortized, but is subject to an annual impairment test.  Since the acquisition of Fatburger by the Company, Fatburger has experienced operating losses and has funded its operations and expansion with limited liquidity.  The Company believes that these conditions are temporary in nature, however, should these conditions not be corrected, the Company may be required to recognize impairment losses on its recorded goodwill.  As of June 30, 2005, the Company was not aware of any events or changes in circumstances that would require the impairment of the recorded goodwill.

Summarized information for the Company’s acquired intangible assets as of June 30, 2005 is as follows (dollars in thousands):

Amortized intangible assets:

Franchise Agreements	$871
Other	445
Total amortized intangible assets	$1,316

Unamortized intangible assets:

Trademarks	$3,970

Trademarks, which have indefinite lives, are not subject to amortization.  All other intangible assets are amortized using the straight-line method over the estimated useful lives of the assets of five to fifteen years.  Estimated amortization expense for the remainder of 2005 and the five succeeding years is as follows (dollars in thousands):

2005	$125
2006	191
2007	188
2008	180
2009	164
2010	164

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

The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for the Option Plan. Accordingly, no compensation expense has been recognized in the Consolidated Statements of Operations for grants under the Option Plan.  Had compensation expense for the Company’s Option Plan been determined based on the fair value at the grant date consistent with the methods of FASB Statement No. 123 “Accounting for Stock Based Compensation,” the Company’s net income and income per share for the six months ended June 30, 2005 and 2004 would have been decreased to the pro forma amounts indicated below:

	Six months ended June 30,
	2005	2004
	(dollars in thousands, except share data)
Net income (loss):
As reported	$(1,463)	$(5,773)
Pro forma compensation expense from stock based compensation, net of tax	(146)	(12)
Pro forma net income (loss)	$(1,609)	$(5,785)
Net income (loss) per common and common share equivalent:
Basic income per share:
As reported	$(0.18)	$(0.68)
Pro forma	$(0.20)	$(0.68)
Diluted income per share:
As reported	$(0.18)	$(0.68)
Pro forma	$(0.20)	$(0.68)

There were no options granted with exercise prices below the market value of the stock at the grant date. Fair values for 2005 were estimated using the Black-Scholes option-pricing model with the following weighted average assumptions used: 10% dividend yield, expected volatility of 86%, risk-free interest rate of 2.5% and expected lives of five years.

NOTE 7 – VARIABLE INTEREST ENTITIES

The Company has funded four loans totaling $3.7 million to related Spanish entities formed to purchase, reposition and sell four apartment buildings in Barcelona, Spain.  Under the terms of the loans, the Company receives a preferred 30% return on its investment, and, after a similar return is paid to the majority investors, the Company receives an 80% share in additional profits generated by the investment.  The investment meets the definition of a Variable Interest Entity (“VIE”)  under FASB Interpretation 46 (“FIN 46”) and the Company is the primary beneficiary of the VIE.  As a result, the assets and liabilities of the VIE have been consolidated into the accompanying consolidated financial statements as of June 30, 2005.

The VIE has purchased three apartment buildings for $6.1 million including capital improvements.  In addition, the VIE has acquired an option to purchase a fourth building.  The purchase price for the option was $0.4 million and gives the VIE the right to acquire the 24 unit apartment building for an additional payment of approximately $5.4 million in October 2005.  The purchases were funded with bank loans totaling $3.1 million, the Company’s $3.7 million investment and a $0.3 million contribution from the project managers.  The Company has committed to fund additional advances of $0.2 million to the VIE and may fund an additional $3.7 million if the option is exercised.  Neither the creditors nor the other beneficial interest holders have recourse to the Company with regard to this investment and, as a result, the maximum limit of the Company’s exposure to loss on this investment is $3.9 million as of June 30, 2005.

As of June 30, 2005, the following assets and liabilities of the VIE were included in the Company’s accompanying consolidated statements of financial condition:

Investment in real estate, net	$6,125,000
Other assets	841,000
Borrowings and notes payable	3,106,000
Accrued expense and other liabilities	182,000
Minority interest	333,000

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

Restaurant Operations

The Company owns approximately 71% of the voting control of Fatburger.  As of June 30, 2005, Fatburger operates or franchises 70 hamburger restaurants located primarily in California and Nevada.  Fatburger has plans to open additional restaurants, primarily through franchise operations, throughout the United States.  Franchisees currently own and operate approximately 44 of the Fatburger locations.  During the six months ended June 30, 2005, franchise rights to open 7 individual Fatburger restaurants were sold and 8 new franchise restaurants were opened.  Royalty revenues were approximately $0.8 million for the six months ended June 30, 2005.

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

Segment data for the six months ended June 30, 2005, and 2004 are as follows (dollars in thousands):

	Real Estate, Merchant Banking and Finance		Mortgage Brokerage		Restaurant		Total
	2005	2004	2005	2004	2005	2004	2005	2004
Net Interest Income:
Loans	$880	$1,062	$—	$—	$—	$—	$880	$1,062
Securities	6	605	—	—	—	—	6	605
Other investments	93	70	1	1	—	—	94	71
Total interest income	979	1,737	1	1	—	—	980	1,738
Interest expense	—	112	—	—	—	—	—	112
Net interest income	979	1,625	1	1	—	—	980	1,626

Real estate operations:
Operating revenue	2,168	1,976	—	—	—	—	2,168	1,976
Operating expense	(840)	(876)	—	—	—	—	(840)	(876)
Gain on sale of real estate	1,589	5	—	—	—	—	1,589	5
Interest expense	(528)	(562)	—	—	—	—	(528)	(562)
Depreciation	(273)	(322)	—	—	—	—	(273)	(322)

Total real estate operations	2,116	221	—	—	—	—	2,116	221

Restaurant operations:
Operating income	—	—	—	—	12,037	10,751	12,037	10,751
Cost of goods sold	—	—	—	—	(7,063)	(6,538)	(7,063)	(6,538)
Franchise and advertising fees	—	—	—	—	1,022	649	1,022	649
General and administrative costs	—	—	—	—	(5,614)	(5,417)	(5,614)	(5,417)
Interest Expense	—	—	—	—	(310)	(346)	(310)	(346)
Depreciation and amortization	—	—	—	—	(710)	(743)	(710)	(743)
Total restaurant operations	—	—	—	—	(638)	(1,644)	(638)	(1,644)

Other operating income:
Gain on sale of loans and securities	—	2,099	—	—	—	—	—	2,099
Loan origination fees	—	—	2,429	2,374	—	—	2,429	2,374
Gain on sale of prepaid servicing credit	—	1,530	—	—	—	—	—	1,530
Equity in earnings of equity investees	441	1,512	—	—	—	—	441	1,512
Other revenue (loss)	(320)	625	429	248	—	—	109	873
Total other operating income	121	5,766	2,858	2,622	—	—	2,979	8,388

Operating expenses:
Compensation and employee benefits	1,247	8,028	2,451	2,245	—	—	3,698	10,273
Professional fees	1,184	1,154	21	15	—	—	1,205	1,169
Other	1,563	2,497	434	425	—	—	1,997	2,922
Total operating expenses	3,994	11,679	2,906	2,685	—	—	6,900	14,364

Net income (loss) before provision for income taxes	(778)	(4,067)	(47)	(62)	(638)	(1,644)	(1,463)	$(5,773)
Provision for income taxes	—	—	—	—	—	—	—	—
Net income (loss)	$(778)	$(4,067)	$(47)	$(62)	$(638)	$(1,644)	$(1,463)	$(5,773)
Segment assets	$47,673	$51,502	$387	$1,944	$20,319	$20,443	$68,379	$73,889

Segment data for the three months ended June 30, 2005, and 2004 are as follows (dollars in thousands):

	Real Estate, Merchant Banking and Finance		Mortgage Brokerage		Restaurant		Total
	2005	2004	2005	2004	2005	2004	2005	2004
Net Interest Income:
Loans	$605	$636	$—	$—	$—	$—	$605	$636
Securities	5	292	—	—	—	—	5	292
Other investments	46	23	—	1	—	—	46	24
Total interest income	656	951	—	1	—	—	656	952
Interest expense	—	41	—	—	—	—	—	41
Net interest income	656	910	—	1	—	—	656	911

Real estate operations:
Operating revenue	1,161	1,022	—	—	—	—	1,161	1,022
Operating expense	(417)	(420)	—	—	—	—	(417)	(420)
Gain on sale of real estate	1,176	5	—	—	—	—	1,176	5
Interest expense	(260)	(281)	—	—	—	—	(260)	(281)
Depreciation	(128)	(163)	—	—	—	—	(128)	(163)

Total real estate operations	1,532	163	—	—	—	—	1,532	163

Restaurant operations:
Operating income	—	—	—	—	6,055	5,467	6,055	5,467
Cost of goods sold	—	—	—	—	(3,604)	(3,461)	(3,604)	(3,461)
Franchise and advertising fees	—	—	—	—	501	377	501	377
General and administrative costs	—	—	—	—	(2,942)	(2,702)	(2,942)	(2,702)
Interest Expense	—	—	—	—	(156)	(181)	(156)	(181)
Depreciation and amortization	—	—	—	—	(344)	(391)	(344)	(391)
Total restaurant operations	—	—	—	—	(490)	(891)	(490)	(891)

Other operating income:
Gain on sale of loans and securities	—	1,013	—	—	—	—	—	1,013
Loan brokerage fees	—	—	1,002	1,248	—	—	1,002	1,248
Gain on sale of prepaid servicing credit	—	1,530	—	—	—	—	—	1,530
Equity in earnings of equity investees	441	1,490	—	—	—	—	441	1,490
Other revenue (loss)	(248)	567	283	95	—	—	35	662
Total other operating income	193	4,600	1,285	1,343	—	—	1,478	5,943

Operating expenses:
Compensation and employee benefits	543	6,378	1,088	1,134	—	—	1,631	7,512
Professional fees	484	920	12	8	—	—	496	928
Other	751	1,625	206	199	—	—	957	1,824
Total operating expenses	1,778	8,923	1,306	1,341	—	—	3,084	10,264

Net income (loss) before provision for income taxes	603	(3,250)	(21)	3	(490)	(891)	92	(4,138)
Provision for income taxes	—	—	—	—	—	—	—	—
Net income (loss)	$603	$(3,250)	$(21)	$3	$(490)	$(891)	$92	$(4,138)
Segment assets	$47,673	$51,502	$387	$1,944	$20,319	$20,443	$68,379	$73,889

NOTE 9– INCOME TAXES

As of June 30, 2005, the Company had, for U.S. Federal tax purposes, a net operating loss (“NOL”) carry forward of approximately $76.1 million, including $11.5 million relating to Fatburger. The Company’s NOL begins to expire in 2018. Fatburger’s NOL began to expire in 2004 and is generally subject to an annual limitation under the Internal Revenue Code of 1986, Section 382, Limitation on Net Operating Loss Carryovers and Certain Built-In Losses Following Change in Control.  In addition, to the extent the Fatburger NOL is utilized, the recognition of the related tax benefits would first reduce goodwill related to the Fatburger acquisition, then other non-current intangible assets related to that acquisition, and then income tax expense in accordance with Statement on Financial Accounting Standards No. 109, Accounting for Income Taxes.

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

During the six months ended June 30, 2005 and 2004 a provision for income taxes was not required due to the tax net operating loss generated during the period.

NOTE 10 – SUBSEQUENT EVENTS

Dividends

On August 2, 2005, the Board of Directors declared a $0.13 per share dividend for the third quarter of 2005.  The dividend is payable on September 1, 2005 to shareholders of record on August 22, 2005.

Sale of Real Estate

Subsequent to June 30, 2005, the Company sold two stand-alone retail locations for a total of $0.8 million.  The proceeds from these sales consisted of $0.5 million in cash and a note receivable of $0.3 million.  The aggregate gain on the sale of the properties was $0.3 million.

Restaurant Openings

Subsequent to June 30, 2005, four Fatburger franchise restaurants were opened.  This resulted in the recognition of franchise fees totaling $0.2 million.

Centrisoft Acquisition

In July 2005, the Company acquired a 51% controlling interest in Centrisoft Corporation (“Centrisoft”).  Centrisoft develops and sells business software that controls and enhances the productivity of application users as they interrelate with enterprise networks.  The software provides first level security against unauthorized applications and users.  In addition, the software enables the network to recognize and enforce application priorities and measure response times and bandwidth usage.

The Company’s investment in Centrisoft included loans and loan commitments totaling $2.9 million.  In addition to fees and interest, the Company received preferred stock in Centrisoft that is convertible into 51% of the fully diluted common stock at the time of conversion.  As a result of this investment, the Company will consolidate Centrisoft in its financial statements beginning in July 2005.  The consolidated assets of Centrisoft will be less than 10% of the Company’s total assets.

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

GENERAL

Fog Cutter Capital Group Inc. (“FCCG” or the “Company”) focuses on developing, strengthening and expanding our restaurant and commercial real estate mortgage brokerage operations and continuing to identify and acquire real estate investments with favorable risk-adjusted returns. We also seek to identify and acquire controlling interests in other operating businesses in which we feel we can add value.

During 2003 and 2004, we redeployed a large portion of the capital generated through our sale of mortgage-backed securities and from cash distributions from our Bourne End subsidiary.  We used a portion of this capital in August 2003 to acquire voting control of Fatburger Holdings Inc. and further increased our investment in Fatburger in May 2004.  The expansion and success of Fatburger is currently one of our primary focuses.  Since our acquisition, Fatburger has opened 26 additional restaurant locations and currently has agreements for approximately 220 new franchise restaurants.

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

Valuation

At June 30, 2005, our largest asset consisted of our portfolio of real estate.  We value our real estate holdings either by independent appraisal or through internally generated analysis using comparable market data.

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

RESULTS OF OPERATIONS — SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO SIX MONTHS ENDED JUNE 30, 2004

NET INCOME.  Our net loss for the six months ended June 30, 2005, was $1.5 million, or $0.18 per share, compared with a net loss of $5.8 million, or $0.68 per share, for the six months ended June 30, 2004.  The net loss for the six months ended June 30, 2005 was primarily the result of losses from our restaurant operations of $0.6 million and other operating expenses of $6.9 million, partially offset by gains on sales of real estate of $1.6 million.  The net loss for the six months ended June 30, 2004 was primarily the result of losses from our restaurant operations of $1.6 million and other operating expenses of $14.3 million, partially offset by gains on sales of mortgage-backed securities of $2.1 million.

The following sections describe the results of operations of our operating segments for the six months ended June 30, 2005 and 2004:

Restaurant Segment Operations

During the six months ended June 30, 2005, we recognized a net loss from our restaurant segment of $0.6 million, compared to a net loss of $1.6 million for the six months ended June 30, 2004.  The 2005 results were primarily due to a gross margin (sales net of cost of goods sold) of $5.0 million and franchise and royalty revenue of $1.0 million, offset by general and administrative costs of $5.6 million, interest expense of $0.3 million, and depreciation and amortization of $0.7 million.  The Company’s primary strategy with respect to Fatburger is to increase the number of franchises, thus increasing the franchise fees and future royalty income to the operation.  Since the Company acquired its interest in Fatburger in August 2003, Fatburger has added 26 new restaurants.  While the Company seeks to expand the number of existing restaurants, the identification of qualified franchisees and quality locations has an impact on the rate of growth in the number of our restaurants.

The 2004 results were primarily due to a gross margin of $4.2 million and franchise and royalty revenue of $0.6 million, offset by general and administrative costs of $5.4 million, interest expense of $0.3 million, and depreciation and amortization of $0.7 million.

Commercial Real Estate Mortgage Brokerage Segment Operations

Our net loss from the commercial real estate brokerage segment was less than $0.1 million for the six months ended June 30, 2005, compared to a net loss of $0.1 million during the 2004 period.  During the 2005 period, we recognized loan brokerage fees of $2.4 million, loan servicing and other revenue of $0.4 million, which was offset by compensation expense of $2.5 million and other operating expense of $0.4 million.

During the 2004 period, we recognized loan brokerage fees of $2.4 million, loan servicing and other revenue of $0.2 million, which was offset by compensation expense of $2.2 million and other operating expense of $0.5 million.

Real Estate, Merchant Banking and Finance Segment Operations

NET INTEREST INCOME.  Our net interest income for the six months ended June 30, 2005, was $1.0 million, compared with $1.6 million for the six months ended June 30, 2004.  The decrease is primarily attributable to a net reduction of assets (reflecting our sales of mortgage-backed securities and paydowns of the related debt facilities).  These changes resulted in decreases in interest income on securities of $0.6 million and a decrease in interest income on loans of $0.1 million, partially offset by a decrease in interest expense of $0.1 million.  The following tables set forth information regarding the total amount of income from interest-earning assets and expense from interest-bearing liabilities and the resulting average yields and rates:

	For the Six Months Ended June 30, 2005
	Average	Interest	Annualized
	Balance	Income (Expense)	Yield/Rate
	(dollars in thousands)
Interest-Earning Assets:

Loan portfolios (1)	$9,864	$880	17.8%
Mortgage-backed securities available for sale	7	6	171.4%
Cash deposits and other investments	9,331	93	2.0%
Total interest-earning assets	$19,202	979	10.2%

Interest-Bearing Liabilities:

Borrowings (2)	$—	—	0.0%
Total interest-bearing liabilities	$—	—	0.0%

Net interest income (3)		$979	10.2%
Net interest margin (4)			10.2%

(1)   Includes loans to senior officers.

(2)   Excludes borrowings related to investments in real estate.

(3)   Net interest spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.

(4)   Net interest margin represents net interest income divided by average interest-earning assets.

	For the Six Months Ended June 30, 2004
	Average	Interest	Annualized
	Balance	Income (Expense)	Yield/Rate
	(dollars in thousands)
Interest-Earning Assets:

Loan portfolios (1)	$9,724	$1,062	21.8%
Mortgage-backed securities available for sale	23,814	605	5.1%
Other investments	13,472	70	1.1%
Total interest-earning assets	$47,010	$1,737	7.4%

Interest-Bearing Liabilities:

Borrowings (2)	$17,622	$(112)	1.3%
Total interest-bearing liabilities	$17,622	$(112)	1.3%

Net interest income (3)		$1,625	6.1%
Net interest margin (4)			6.9%

(1)   Includes loans to senior officers.

(2)   Excludes borrowings related to investments in real estate.

(3)   Net interest spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.

(4)   Net interest margin represents net interest income divided by average interest-earning assets.

REAL ESTATE OPERATIONS.  Our real estate operations represent activity from our investment in 11 commercial properties located in Oregon, Texas, Alabama, Arkansas, Louisiana, Missouri and Michigan, as well as the operations of our leasehold interests in 77 freestanding retail buildings located throughout the United States.  During the six months ended June 30, 2005, we realized net income from real estate operations of approximately $2.1 million, compared with net income of $0.2 million for the six months ended June 30, 2004.  The increase in net income from real estate was primarily the result of gains recognized on sales of $1.6 million during the 2005 period.  Our strategy with regard to our real estate investments is to position each property to enhance lease values for long-term income or for sale.

EQUITY IN EARNINGS OF EQUITY INVESTEES.   At June 30, 2005, our sole equity investee was Bourne End Properties Plc. (“Bourne End”). We own approximately 26% of Bourne End, which operates a shopping center in the United Kingdom.  At the time of our original investment in 2001, Bourne End owned 15 shopping centers in Europe.  Fourteen of these centers have now been sold, generating net income to us totaling $9.7 million since the acquisition.  During the six months ended June 30, 2005 we recognized income of $0.4 million from equity investees, compared to $1.5 million for the six months ended June 30, 2004.  The decrease was due to the sale of shopping centers in the prior year.

GAIN ON SALE OF LOANS AND SECURITIES.  During the six months ended June 30, 2005, we did not recognize any gains on sales of loans or securities.  This compares to gains of $2.1 million, primarily from the sale of mortgage-backed securities, during the six months ended June 30, 2004.  Because we have sold substantially all of our subordinate mortgage-backed securities portfolio, we expect that gain on sale of securities will no longer contribute to future income.

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

OPERATING EXPENSES.  During the six months ended June 30, 2005, we incurred segment operating expenses from merchant banking, real estate and finance operations of $4.0 million, compared to $11.7 million during the comparable period in 2004.  Operating expenses for the 2005 period include compensation costs of $1.2 million, professional fees of $1.2 million and other costs of $1.6 million. Operating expenses for the 2004 period include compensation costs of $8.0 million, professional fees of $1.2 million and other costs of $2.5 million.  Compensation costs during the 2004 period included $4.7 million in accruals under the Leave of Absence Agreement with Mr. Wiederhorn.

RESULTS OF OPERATIONS — QUARTER ENDED JUNE 30, 2005 COMPARED TO QUARTER ENDED JUNE 30, 2004

NET INCOME.  Our net income for the quarter ended June 30, 2005, was $0.1 million, or $0.01 per share, compared with a net loss of $4.1 million, or $0.49 per share, for the quarter ended June 30, 2004.  The net income for the quarter ended June 30, 2005 was primarily the result of gains on sales of real estate of $1.2 million, offset by losses from our restaurant operations of $0.5 million and other operating expenses.  The net loss for the quarter ended June 30, 2004 was primarily the result of losses from our restaurant operations of $0.9 million and other operating expenses of $4.1 million, partially offset by gains on sales of mortgage-backed securities of $1.0 million.

The following sections describe the results of operations of our operating segments for the quarter ended June 30, 2005 and 2004:

Restaurant Segment Operations

During the quarter ended June 30, 2005, we recognized a net loss from our restaurant segment of $0.5 million, compared to a net loss of $0.9 million for the quarter ended June 30, 2004.  The 2005 results were primarily due to a gross margin (sales net of cost of goods sold) of $2.5 million and franchise and royalty revenue of $0.5 million, offset by general and administrative costs of $2.9 million, interest expense of $0.2 million, and depreciation and amortization of $0.3 million.

The 2004 results were primarily due to a gross margin of $2.0 million and franchise and royalty revenue of $0.4 million, offset by general and administrative costs of $2.7 million, interest expense of $0.2 million, and depreciation and amortization of $0.4 million.

Commercial Real Estate Mortgage Brokerage Segment Operations

Our net operations from the commercial real estate brokerage segment were substantially break-even for the quarters ended June 30, 2005 and June 30, 2004.  During the 2005 period, we recognized loan brokerage fees of $1.0 million, loan servicing and other revenue of $0.3 million, which was offset by compensation expense of $1.1 million and other operating expense of $0.2 million.

During the 2004 period, we recognized loan brokerage fees of $1.2 million, loan servicing and other revenue of $0.1 million, which was offset by compensation expense of $1.1 million and other operating expense of $0.2 million.

Real Estate, Merchant Banking and Finance Segment Operations

NET INTEREST INCOME.  Our net interest income for the quarter ended June 30, 2005, was $0.7 million, compared with $0.9 million for the six months ended June 30, 2004.  The decrease is primarily attributable to a net reduction of assets (reflecting our sales of mortgage-backed securities and paydowns of the related debt facilities).  These changes resulted in decreases in interest income on securities of $0.3 million, partially offset by a decrease in interest expense of $0.1 million.  The following tables set forth information regarding the total amount of income from interest-earning assets and expense from interest-bearing liabilities and the resulting average yields and rates:

	For the Quarter Ended June 30, 2005
	Average	Interest	Annualized
	Balance	Income (Expense)	Yield/Rate
	(dollars in thousands)
Interest-Earning Assets:

Loan portfolios (1)	$9,980	$605	24.2%
Mortgage-backed securities available for sale	5	5	400.0%
Cash deposits and other investments	7,898	46	2.3%
Total interest-earning assets	$17,883	656	14.7%

Interest-Bearing Liabilities:

Borrowings (2)	$—	—	0.0%
Total interest-bearing liabilities	$—	—	0.0%

Net interest income (3)		$656	14.7%
Net interest margin (4)			14.7%

(1)   Includes loans to senior officers.

(2)   Excludes borrowings related to investments in real estate.

(3)   Net interest spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.

(4)   Net interest margin represents net interest income divided by average interest-earning assets.

	For the Quarter Ended June 30, 2004
	Average	Interest	Annualized
	Balance	Income (Expense)	Yield/Rate
	(dollars in thousands)
Interest-Earning Assets:

Loan portfolios (1)	$11,528	$636	22.1%
Mortgage-backed securities available for sale	15,856	292	7.4%
Other investments	10,694	23	0.9%
Total interest-earning assets	$38,078	$951	10.0%

Interest-Bearing Liabilities:

Borrowings (2)	$12,278	$(41)	1.3%
Total interest-bearing liabilities	$12,278	$(41)	1.3%

Net interest income (3)		$910	8.7%
Net interest margin (4)			9.6%

(1)   Includes loans to senior officers.

(2)   Excludes borrowings related to investments in real estate.

(3)   Net interest spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.

(4)   Net interest margin represents net interest income divided by average interest-earning assets.

REAL ESTATE OPERATIONS.  During the quarter ended June 30, 2005, we realized net income from real estate operations of approximately $1.5 million, compared with net income of $0.2 million for the quarter ended June 30, 2004.  The increase in net income from real estate was primarily the result of gains recognized on sales of $1.2 million during the 2005 period.

EQUITY IN EARNINGS OF EQUITY INVESTEES.   At June 30, 2005, our sole equity investee was Bourne End Properties Plc. (“Bourne End”). We recognized our share of the earnings of equity investees in the amount of $0.4 million during the three months ended June 30, 2005.  This compares to earnings of $1.5 million during the 2004 period.

GAIN ON SALE OF LOANS AND SECURITIES.  During the quarter ended June 30, 2005, we did not recognize any gains on sales of loans or securities.  This compares to gains of $1.0 million, primarily from the sale of mortgage-backed securities, during the quarter ended June 30, 2004.  Because we have sold substantially all of our subordinate mortgage-backed securities portfolio, we expect that gain on sale of securities will not contribute to future income.

PREPAID LOAN SERVICING CREDIT.  During the quarter ended June 30, 2004, we sold our Wilshire Credit Corporation (WCC) prepaid loan servicing credit (the “Loan Servicing Credit”) for $1.7 million in cash.  The Loan Servicing Credit was originally acquired by us in 1998, when we were an affiliate of WCC.  The Loan Servicing Credit may be used, subject to certain limitations, to pay for loan portfolio servicing activities performed by WCC.  As a result of the sale, we recognized a gain in the amount of $1.5 million.

OPERATING EXPENSES.  During the three months ended June 30, 2005, we incurred segment operating expenses from merchant banking, real estate and finance operations of $1.8 million, compared to $8.9 million during the comparable period in 2004.  Operating expenses for the 2005 period include compensation costs of $0.5 million, professional fees of $0.5 million and other costs of $0.8 million. Operating expenses for the 2004 period include compensation costs of $6.4 million, professional fees of $0.9 million and other costs of $1.6 million.  Compensation costs during the 2004 period included $4.7 million in accruals under the Leave of Absence Agreement with Mr. Wiederhorn.

CHANGES IN FINANCIAL CONDITION

GENERAL.  Total assets decreased from approximately $73.9 million at December 31, 2004 to approximately $68.4 million at June 30, 2005.  Total liabilities decreased slightly from approximately $39.6 million at December 31, 2004 to approximately $39.4 million at June 30, 2005.  Stockholders’ equity decreased during the six months ended June 30, 2005 by approximately $5.3 million resulting primarily from our net loss of $1.5 million, dividends declared of $2.2 million and the purchase of treasury stock of $1.7 million.

INVESTMENTS IN REAL ESTATE.  Investments in real estate decreased by $1.3 million during the six months ended June 30, 2005.  The decrease was primarily due to the purchase of an apartment building in Barcelona, Spain for $1.5 million, and capital improvements of $0.6 million, offset by depreciation of $0.3 million, a decrease in carrying value due to changes in foreign currency of $0.5 million, the sale of six retail properties with a net book value of $2.1 million, including one subject to capital lease with a carrying value of $0.4 million, and the disposal of two additional properties subject to capital leases with a carrying value of $0.5 million.

LOAN PORTFOLIO.  We make loans from time to time, to borrowers who, due to their particular circumstances, may not have access to traditional lending sources.  As a result, these transactions can provide good returns to the Company, but they also come with a higher relative degree of risk.  These lending opportunities can arise in a variety of circumstances, but generally involve situations in which the borrower needs further financing to maintain or develop its business and other financing sources are not available.

As we negotiate these loans, we generally seek to obtain significant origination fees and interest rates, as well as opportunities to take equity positions in the borrower.  These loans are typically short-term, with maturities ranging from 6 to 24 months.  While the Company will seek security (including real estate) for any loan it makes, in some cases the value of the assets pledged may not exceed the amount of the loan.   While the Company believes that these loans provide good returns to the Company, there can be no assurance that these loans will continue to perform in the future.

As of June 30, 2005, our special situation loan portfolio consisted of four individual loans with a combined carrying value of $7.1 million.  Two of the four loans are secured by real estate consisting of commercial or single-family properties located in Texas and Nevada.  One loan is secured by all of the stock and assets of a commercial manufacturing business, and one loan is secured by stock in a software company.  The loans have a weighted average interest rate (including the effects of $2.4 million in impaired loans on non-accrued status and excluding fees and points) of 8.2% and a weighted average maturity of 2 months.  Subsequent to June 30, 2005, one real estate loan with a carrying value of $3.0 million paid off in full.

During the six months ended June 30, 2005, our loan portfolio increased by approximately $0.4 million.  This was primarily the result of amortization of deferred loan fees.  As of June 30, 2005, two of the Company’s loans totaling $2.4 million had been restructured to provide additional time for repayment by the borrowers in exchange for various extension fees or other new terms.  As a result, these loans were considered impaired for accounting purposes, however, no impairment reserves were required on these loans due to management’s expectation that the carrying amounts will be collected.

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

INVESTMENT IN BOURNE END.  Our investment in Bourne End increased by $0.3 million from $1.9 million at December 31, 2004 to approximately $2.2 million at June 30, 2005, due to our share of earnings in this equity investee.

RESTAURANT PROPERTY, PLANT AND EQUIPMENT, NET.  Our investment in restaurant property, plant and equipment, net of depreciation, decreased $0.6 million during the six months ended June 30, 2005 to a balance of $5.6 million.  The decrease was primarily the result of depreciation expense.

INTANGIBLE ASSETS, NET.  As a result of the acquisition and consolidation of Fatburger, as of June 30, 2005 we had intangible assets, net of amortization, of $5.3 million.  This consisted of trademark rights of approximately $4.0 million, franchise agreements of approximately $0.9 million and other miscellaneous intangible assets of approximately $0.4 million.  Intangible assets decreased $0.1 million during the six months ended June 30, 2005 primarily as the result of amortization expense.

GOODWILL.  Primarily as a result of the acquisition and consolidation of Fatburger, we had recorded goodwill of $7.1 million as of June 30, 2005.  Goodwill did not change during the six months ended June 30, 2005.

OTHER ASSETS.  At June 30, 2005, the Company’s other assets consisted of the following: (dollars in thousands)

Capitalized deferred compensation	$693
Prepaid expenses	773
Trade receivables	518
Investment in operating leases	240
Mortgage servicing rights	243
Real estate purchase option	401
Restaurant assets	663
Other	1,342
Total	$4,873

The capitalized deferred compensation included in other assets relates to the acquisition of George Elkins.  In conjunction with the acquisition, certain employees of George Elkins entered into long-term employment agreements.  These employees received payments totaling $1.9 million which we capitalized as deferred compensation.  The employees are obligated to perform under the employment agreements and must repay any unearned deferred compensation payments upon early termination.  The deferred compensation is earned ratably over the terms of the employment agreements, and we are amortizing the $1.9 million investment over the contract terms.  At June 30, 2005, the remaining contracts expire within the next 23 months.

BORROWINGS AND NOTES PAYABLE.  Our borrowings and notes payable increased $2.2 million during the six months ended June 30, 2005 to an ending balance of $10.2 million.  This was primarily the result of borrowings to finance the purchase of an apartment building in Barcelona, Spain.

OBLIGATIONS UNDER CAPITAL LEASES.  Obligations under capital leases decreased approximately $1.1 million during the six months ended June 30, 2005.  This decrease was primarily the result of the disposal of two properties subject to capital leases with a carrying value of $0.9 million.

DEFERRED INCOME.  Franchise fee revenue from the sales of individual Fatburger franchises is recognized only when all material services or conditions relating to the sales have been substantially performed or satisfied.  The completion of training and the opening of a location by the franchisee constitute substantial performance.  Fatburger charges $40,000 per location in franchise fees.  One-half of the fees are collected in cash at the time the franchise rights are granted and the balance is collected at the time the lease for the location is executed. Nonrefundable deposits collected in relation to the sale of franchises are recorded as deferred franchise fees until the completion of training and the opening of the restaurant, at which time the franchise fee revenue is recognized.  As of June 30, 2005, our deferred income relating to the collection of unearned Fatburger franchise fees was $4.4 million, a decrease of less than $0.1 million from December 31, 2004.  As of June 30, 2005, nearly all of the deferred income was comprised of the initial $20,000 non-refundable deposit received per location and the balance of the franchise fee will be collected in cash as leases on these locations are signed.

DEFERRED INCOME TAXES.  Our deferred income taxes remained unchanged at $5.8 million at June 30, 2005.  As of June 30, 2005, we had, for U.S. Federal tax purposes, a net operating loss (“NOL”) carryforward of approximately $77.6 million, including $13.5 million relating to Fatburger.  The NOL carryforward may reduce the future cash payment of the deferred income tax liability.  Our NOL begins to expire in 2018.  Fatburger’s NOL began to expire in 2004 and is generally subject to an annual limitation under the Internal Revenue Code of 1986, Section 382, Limitation on Net Operating Loss Carryovers and Certain Built-In Losses Following Change in Control.  In addition, to the extent the Fatburger NOL is utilized, the recognition of the related tax benefits would first reduce goodwill related to the Fatburger acquisition, then other non-current intangible assets related to that acquisition, and then income tax expense in accordance with Statement on Financial Accounting Standards No. 109, Accounting for Income Taxes.

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

STOCKHOLDERS’ EQUITY.  Stockholders’ equity decreased by approximately $5.3 million in the six months ended June 30, 2005, resulting primarily from our net loss of $1.5 million, purchase of treasury stock of $1.7 million and dividends declared of $2.2 million.

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund business operations and acquisitions, engage in loan acquisition and lending activities and for other general business purposes.  The primary sources of funds for liquidity during the six months ended June 30, 2005 consisted of net cash provided by investing activities, including proceeds on the sale of real estate.  As of June 30, 2005, we had cash or cash equivalents of $7.9 million which we believe will be sufficient to meet our current liquidity needs.

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

At June 30, 2005, we had total consolidated secured indebtedness of $21.4 million, as well as $18.0 million of other liabilities. The consolidated secured indebtedness consisted of (i) $11.3 million outstanding of capital leases maturing between 2010 and 2040 which are secured by real estate, (ii) mortgage notes payable of $3.1 million secured by real estate and (iii) notes payable and other debt of Fatburger of $7.0 million secured by the assets of Fatburger.

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

We consider the sale of assets to be a normal, recurring part of our operations and we are currently generating adequate cash flow as a result of these transactions.  However, excluding the sale of assets from time to time, we are currently operating with negative cash flow, since many of our assets do not currently generate sufficient cash to cover operating expenses.  We believe that our existing sources of funds will be adequate for purposes of meeting our liquidity needs; however, there can be no assurance that this will be the case.  Material increases in interest expense from variable-rate funding sources, or material decreases in monthly cash receipts from operations, generally would negatively impact our liquidity.  On the other hand, material decreases in interest expense from variable-rate funding sources would positively affect our liquidity.

During the year ended December 31, 2004, we declared four quarterly cash distributions of $0.13 per share each, totaling $0.52 per share ($4.4 million).  Through August 2, 2005, we have declared three quarterly cash dividends of $0.13 per share each.  The Company does not have a fixed dividend policy and may declare and pay new quarterly dividends on our common stock, subject to our financial condition, results of operations, capital requirements and other factors deemed relevant by the Board of Directors.  One factor the Board of Directors may consider is the impact of dividends on the Company’s liquidity.

Effective October 14, 2004, the Company’s Common Stock began trading in the over-the-counter (“OTC”) market on the OTC “pink sheets.”  Prior to that, the Company’s Common Stock was quoted on the NASDAQ National Market.  On July 20, 2004, the Company was notified by NASDAQ of a staff determination to delist the Company’s Common Stock effective July 29, 2004.  The Company challenged the staff determination and requested an oral hearing by a Listing Qualifications Panel to review the staff’s conclusions.  A hearing was held on September 9, 2004, and, on October 12, 2004, the Company was notified by NASDAQ that the Listing Qualifications Panel upheld the staff determination and the Company’s Common Stock was delisted from the NASDAQ National Market on October 14, 2004.  The Company requested a review of the Listing Qualifications Panel’s decision by NASDAQ’s Listing and Hearing Review Council.  On February 16, 2005, the Company received notice that the NASDAQ Listing and Hearing Review Council had upheld the Panel’s decision.  On April 21, 2005, the Board of Governors of NASDAQ approved the decision of the NASDAQ Listing and Hearing Review Council and the NASDAQ decision became final.  The Company has appealed the decision to the Securities and Exchange Commission. There can be no assurance that the appeal will be successful.

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

OFF BALANCE SHEET ARRANGEMENTS

In order to facilitate the development of franchise locations, as of June 30, 2005, Fatburger had guaranteed the annual minimum lease payments of three restaurant sites owned and operated by franchisees.  The guarantees approximate $1.9 million plus certain contingent rental payments as defined in the respective leases.  These leases expire at various times through 2008.

The lease guarantees by Fatburger do not provide a material source of liquidity, capital resources or other benefits to the Company.  There are no revenues, expenses or cash flows connected with the lease guarantees other than the receipt of normal franchise royalties.  As of June 30, 2005, there was no known event, demand, trend or uncertainty that was likely to trigger the guarantee by Fatburger.

We did not have any other off balance sheet arrangements in place as of June 30, 2005.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk is primarily the exposure to loss resulting from changes in foreign currency exchange rates, interest rates and commodity prices.  Our exposure to foreign currency fluctuations arises from our UK investment in BEP and our investment in Barcelona real estate as of June 30, 2005, approximately 19% of the Company’s equity is currently invested in net assets located outside of the United States.  These investments are primarily denominated in British pounds or the Euro.

The following table illustrates the projected effect on our net asset value as a result of hypothetical changes in foreign currency rates as of June 30, 2005:

Change in Foreign Exchange Rates (1)	Projected Change in Net Asset Fair Value	Projected Percentage Change in Net Asset Fair Value

Decrease 10%	$(560,000)	-1.9%
Decrease 20%	$(1,119,000)	-3.9%
No Change	$—	0.0%
Increase 10%	$560,000	1.9%
Increase 20%	$1,119,000	3.9%

(1)  Assumes that uniform percentage changes occur instantaneously in both the Great Britain pound and the euro.  A decrease in the foreign exchange rate indicates a strengthening of the U.S. dollar against that currency.  An increase in the foreign exchange rate indicates a weakening of the U.S. dollar against that currency.

We can utilize a wide variety of financial techniques to assist in the management of currency risk.  For example, in hedging the exchange rate exposure of a foreign currency denominated asset or liability, we may enter into hedge transactions to counter movements in the different currencies.  These hedges may be in the form of currency swaps, options, and forwards, or combinations thereof.  No such currency hedging techniques were in use as of June 30, 2005.

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

The following table quantifies the potential changes in net interest income and net portfolio value as of June 30, 2005 should interest rates go up or down (shocked) by 100 or 200 basis points. Net portfolio value is calculated as the sum of the value of off-balance sheet instruments and the present value of cash in-flows generated from interest-earning assets net of cash out-flows in respect of interest-bearing liabilities.  The table assumes that changes in interest rates occur instantaneously.  Actual results could differ significantly from those estimated in the table.

Projected Percent Change In

Change in Interest Rates (1)	Net Interest Income	Net Portfolio Fair Value	Change in Annual Net Interest Income	Change in Net Portfolio Fair Value
-200 Basis Points	15.0%	-4.3%	$93,000	$(1,240,000)
-100 Basis Points	3.5%	-2.0%	$22,000	$(593,000)
0 Basis Points	0.0%	0.0%	$—	$—
100 Basis Points	-2.0%	1.9%	$(13,000)	$543,000
200 Basis Points	-4.1%	3.6%	$(25,000)	$1,042,000

(1)           Assumes that uniform changes occur instantaneously in both the yield on 10-year U.S. Treasury notes and the interest rate applicable to U.S. dollar deposits in the London interbank market.

The following table provides information as to the type of funding used to finance our assets as of June 30, 2005.

Assets and Liabilities
As of June 30, 2005

(dollars in thousands)

Interest-Bearing Assets	Basis Amount	Coupon Type	Liability	Type

Fixed-rate assets, no financing	$7,303	Fixed	$—	None
Variable-rate assets, no financing	2,794	Prime	—	None
Cash and cash equivalents	7,920	N/A	—	None
Subtotal	18,017		—

Other Assets

Investments in real estate	25,369	N/A	14,405	Fixed
Investment in BEP	2,192	N/A	—	None
Restaurant property, plant and equipment	5,579	N/A	7,049	LIBOR
Intangible assets, net	5,286	N/A	—	None
Goodwill	7,063	N/A	—	None
Other	4,873	N/A	—	None
Subtotal	50,362		21,454

Liability Only

Deferred income	—		4,371	None
Deferred income taxes	—		5,756	None
Other	—		7,802	None
Total	$68,379		$39,383

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

(B)  Changes in internal control over financial reporting.  There were no significant changes in our internal control over financial reporting in connection with an evaluation that occurred during our second fiscal quarter of 2005 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

NASDAQ Delisting

Effective October 14, 2004, the Company’s Common Stock began trading in the over-the-counter market on the OTC “pink sheets.”  Prior to that, the Company’s Common Stock was quoted on the NASDAQ National Market.  On July 20, 2004, the Company was notified by NASDAQ of a staff determination to delist the Company’s Common Stock effective July 29, 2004.  The Company challenged the staff determination and requested an oral hearing by a Listing Qualifications Panel to review the staff’s conclusions.  A hearing was held on September 9, 2004, and, on October 12, 2004, the Company was notified by NASDAQ that the Listing Qualifications Panel upheld the staff determination and the Company’s Common Stock was delisted from the NASDAQ National Market on October 14, 2004.  The Company requested a review of the Listing Qualifications Panel’s decision by NASDAQ’s Listing and Hearing Review Council.  On February 16, 2005, the Company received notice that the NASDAQ Listing and Hearing Review Council had upheld the Panel’s decision.  On April 21, 2005, the Board of Governors of NASDAQ approved the decision of the NASDAQ Listing and Hearing Review Council and the NASDAQ decision became final.  The Company is appealing the decision to the Securities and Exchange Commission.  There can be no assurance that an appeal will be successful.

Shareholder Derivative Complaint

On July 6, 2004, Jeff Allan McCoon, derivatively on behalf of the Company, filed a lawsuit in the Circuit Court for the State of Oregon (Multnomah County) which named the Company and all of its directors as defendants. The lawsuit as amended alleges that the Company’s Board of Directors breached their duties to the Company in a number of ways including by: (a) entering into the Leave of Absence Agreement with Andrew Wiederhorn; (b) purchasing and exercising a Call Option agreement with Andrew Wiederhorn for the purchase as Treasury Stock of 423,245 shares of the Company’s common stock; (c) purchasing as Treasury Stock 330,500 shares of the Company’s common stock from Clarence Coleman; (d) authorizing and/or allowing the Company to incur various expenses (including alleged excessive compensation and fringe benefits to employees of the Company and the directors themselves).  The lawsuit generally seeks the recovery of all payments made or to be made to Mr. Wiederhorn under the Leave of Absence Agreement (claimed to be $6.6 million), and unspecified damages as a result of the other transactions alleged above, plus attorney fees and costs.  The lawsuit also asks that the directors implement changes in corporate governance. The Company’s directors have indemnity agreements with the Company and have asserted the right to indemnification from the Company under those indemnity agreements for the expenses incurred in connection with the lawsuit. The Company has incurred expenses under the indemnity agreements and also may derive benefits if the plaintiff’s claims are successful. At this stage of the case it is too early to predict the outcome with any certainty.

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

Date: August 12, 2005

EXHIBIT INDEX

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