Form 10-Q
period 2005-09-30
FOG CUTTER CAPITAL GROUP INC
filed 2005-11-14
CIK 1048566

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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
Yes ☐  No ☒.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒.

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2005
Common Stock, par value $0.0001 per share	7,957,428 shares

FOG CUTTER CAPITAL GROUP INC.

FORM 10-Q

I N D E X

PART I–FINANCIAL INFORMATION

Item 1.	Interim Financial Statements (Unaudited):

Consolidated Statements of Financial Condition

Consolidated Statements of Operations

Consolidated Statement of Stockholders’ Equity

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

PART I — FINANCIAL INFORMATION

ITEM 1.  INTERIM FINANCIAL STATEMENTS (Unaudited)

FOG CUTTER CAPITAL GROUP INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

(dollars in thousands, except share data)

	September 30 2005	December 31 2004
	(Unaudited)
Assets:
Cash and cash equivalents	$5,262	$11,948
Loans	2,634	6,651
Investments in real estate, net	24,761	26,660
Loans to senior executives	3,017	2,983
Investment in Bourne End	1,753	1,901
Restaurant property, plant and equipment, net	5,308	6,228
Intangible assets, net	5,714	5,401
Goodwill	9,081	7,063
Other assets	6,732	5,063
Total assets	$64,262	$73,898

Liabilities and Stockholders’ Equity
Liabilities:
Borrowings and notes payable	10,120	7,977
Obligations under capital leases	11,166	12,401
Obligation under leave of absence agreement	8	1,771
Deferred income	4,168	4,466
Deferred income taxes	5,744	5,782
Accrued expenses and other liabilities	7,562	7,194
Total liabilities	38,768	39,591

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $.0001 par value; 25,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.0001 par value; 200,000,000 shares authorized; 11,757,073 shares issued as of September 30, 2005 and December 31, 2004; 7,957,428 shares outstanding as of September 30, 2005 and 8,380,673 shares outstanding as of December 31, 2004	168,214	168,214
Accumulated deficit	(131,018)	(123,916)
Option to purchase common stock	—	(593)
Accumulated other comprehensive income	307	329
Treasury stock, 3,799,645 common shares as of September 30, 2005 and 3,376,400 common shares as of December 31, 2004, at cost	(12,009)	(9,727)
Total stockholders’ equity	25,494	34,307
Total liabilities and stockholders’ equity	$64,262	$73,898

The accompanying notes are an integral part of these consolidated financial statements.

FOG CUTTER CAPITAL GROUP INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

 (dollars in thousands, except share data)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net Interest Income:
Loans	$47	$456	$820	$1,431
Securities	1	11	7	616
Loans to senior executives	54	51	161	138
Other investments	56	14	150	85
Total interest income	158	532	1,138	2,270
Interest expense	—	—	—	112
Net interest income	158	532	1,138	2,158

Real Estate Operations:
Operating income	1,031	1,106	3,199	3,083
Operating expense	(391)	(454)	(1,231)	(1,330)
Gain on sale of real estate	195	154	1,784	159
Interest expense	(255)	(281)	(783)	(843)
Depreciation	(123)	(166)	(396)	(489)
Total real estate operations	457	359	2,573	580

Restaurant Operations:
Operating revenue	6,003	5,673	18,041	16,424
Cost of goods sold	(3,469)	(3,274)	(10,532)	(9,812)
Franchise and royalty fee	721	349	1,743	998
General and administrative costs	(3,032)	(2,530)	(8,646)	(7,946)
Interest expense	(161)	(97)	(471)	(442)
Depreciation and amortization	(337)	(377)	(1,048)	(1,121)
Total restaurant operations	(275)	(256)	(913)	(1,899)

Other Operating Income:
Gain on sale of loans and securities	—	—	—	2,099
Loan brokerage fees	2,825	1,839	5,255	4,213
Gain on sale of prepaid servicing credit	—	—	—	1,530
Equity in earnings of equity investees	(415)	2,719	26	4,231
Other	35	476	143	1,349
Total other operating income	2,445	5,034	5,424	13,422

Operating Expenses:
Compensation and employee benefits	3,347	2,443	7,045	7,966
Leave of absence expense	—	—	—	4,750
Professional fees	661	794	1,866	1,963
Other	1,258	1,541	3,255	4,464
Total operating expenses	5,266	4,778	12,166	19,143

Net income (loss) before provision for income taxes	(2,481)	891	(3,944)	(4,882)
Provision for income taxes	—	—	—	—
Net Income (Loss)	$(2,481)	$891	$(3,944)	$(4,882)

Basic income (loss) per share	$(0.31)	$0.11	$(0.49)	$(0.57)
Basic weighted average shares outstanding	7,957,428	8,380,173	8,089,692	8,490,376
Diluted net income (loss) per share	$(0.31)	$0.11	$(0.49)	$(0.57)
Diluted weighted average shares outstanding	7,957,428	8,385,146	8,089,692	8,490,376
Dividends declared per share	$0.13	$0.13	$0.39	$0.39

The accompanying notes are an integral part of these consolidated financial statements.

FOG CUTTER CAPITAL GROUP INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)
(dollars in thousands)

							Accumulated
						Option to	Other
	Common Stock		Treasury Stock		Accumulated	Purchase	Comprehensive
	Shares (1)	Amount	Shares	Amount	Deficit	Common Stock	Income	Total

Balance at January 1, 2005	8,380,673	$168,214	3,376,400	$(9,727)	$(123,916)	$(593)	$329	$34,307

Comprehensive income (loss):

Net loss	—	—	—	—	(3,944)	—	—	(3,944)

Other comprehensive income:

Foreign currency translation	—	—	—	—	—	—	(473)	(473)

Reclassification adjustment for net losses on securities and foreign currency translation included in net income	—	—	—	—	—	—	451	451

Total comprehensive loss	—	—	—	—	—	—	—	(3,966)

Purchase of treasury stock	(423,245)	—	423,245	(2,282)	—	593	—	(1,689)

Dividends declared	—	—	—	—	(3,158)	—	—	(3,158)

Balance at September 30, 2005	7,957,428	$168,214	3,799,645	$(12,009)	$(131,018)	$—	$307	$25,494

(1)   Issued and outstanding

The accompanying notes are an integral part of these consolidated financial statements.

FOG CUTTER CAPITAL GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

 (dollars in thousands)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,481)	$891	$(3,944)	$(4,882)
Adjustments to reconcile net income (loss) to net operating cash flows:
Equity in (income) losses of equity investees	415	(2,719)	(26)	(4,231)
Depreciation and amortization	543	509	1,639	1,611
Loss (gain) on foreign currency translation	34	(31)	454	(51)
Gain on sale of securities and loans	—	—	—	(2,099)
Gain on sale of real estate	(195)	(154)	(1,784)	(159)
Gain on sale of prepaid servicing credit	—	—	—	(1,530)
Other	146	(237)	32	(882)
Change in:
Deferred income	(202)	417	(297)	726
Other assets	99	1,673	221	520
Accounts payable and accrued liabilities	(2,474)	(436)	(3,297)	2,616
Net cash used in operating activities	(4,115)	(87)	(7,002)	(8,361)

CASH FLOWS FROM INVESTING ACTIVITIES:
Principal payments on securities available for sale	—	—	—	6,818
Proceeds from sale of securities available for sale	—	—	—	29,090
Proceeds from sale of real estate	476	362	3,796	536
Proceeds from sale of prepaid servicing credit	—	—	—	1,530
Investment in loans and discounted loans	(824)	(935)	(2,259)	(8,008)
Proceeds from investments in and loans to equity investees	—	4,429	—	4,429
Principal repayments on loans and discounted loans	3,145	115	4,254	1,169
Investment in real estate	(132)	(2,400)	(2,258)	(4,662)
Investments in restaurant property, plant, and equipment	(49)	(293)	(69)	(1,077)
Other	(12)	(9)	(28)	18
Net cash provided by investing activities	2,604	1,269	3,436	29,843

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	56	—	2,348	—
Repayments on borrowings	(78)	(1,324)	(160)	(27,136)
Repayments under capital leases	(135)	(117)	(380)	(378)
Purchase of treasury stock	—	—	(1,689)	(1,710)
Investment in option to purchase stock	—	—	—	(592)
Dividend payments on common stock	(998)	(1,080)	(3,149)	(4,480)
Other	—	206	—	294
Net cash used in financing activities	(1,155)	(2,315)	(3,030)	(34,002)

EFFECT OF EXCHANGE RATE CHANGE ON CASH	8	(1)	(90)	16
NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,658)	(1,134)	(6,686)	(12,504)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	7,920	8,237	11,948	19,607
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,262	$7,103	$5,262	$7,103

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$424	$380	$1,266	$1,355
Cash paid for income taxes	$12	$71	$34	$203

NONCASH FINANCING AND INVESTING ACTIVITIES
Treasury stock acquired through exercise of option	$—	$—	$593	$—

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying interim consolidated financial statements of Fog Cutter Capital Group Inc. and Subsidiaries (“FCCG” or the “Company”) are unaudited and have been prepared in conformity with the requirements of Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), particularly Rule 10-01 thereof, which governs the presentation of interim financial statements.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  The accompanying interim consolidated financial statements should be read in conjunction with the Company’s amended 2004 Annual Report on Form 10-K/A.  A summary of the Company’s significant accounting policies is set forth in Note 2 to the consolidated financial statements in the amended 2004 Annual Report on Form 10-K/A.

In the Company’s opinion, all adjustments, comprised of normal recurring accruals necessary for the fair presentation of the interim financial statements, have been included in the accompanying consolidated financial statements.  Operating results for the nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Certain items in the previously reported consolidated financial statements were reclassified to conform to the September 30, 2005 presentation, none of which affected previously reported results of operations.

At September 30, 2005, certain Company officers and directors had, directly or indirectly, majority voting control of the Company.

NOTE 2 - SIGNIFICANT TRANSACTIONS

Sale of Real Estate

During the nine months ended September 30, 2005, the Company sold eight stand-alone retail locations (including one location subject to a capital lease) in separate transactions for an aggregate sales price of $4.1 million in cash and notes receivable of $0.4 million.  The Company used $0.4 million of the proceeds to retire an associated capital lease obligation and recognized gains on the sales totaling $1.8 million.

Investment in Variable Interest Entity

During the nine months ended September 30, 2005, the Company funded loans totaling $1.7 million to a Spanish corporation formed to purchase, reposition and sell apartment buildings in Barcelona, Spain.  At September 30, 2005 the Company was also committed to fund an additional $0.2 million in loans to this entity.  During 2004, the Company had funded $2.3 million to two related Spanish entities.  Under the terms of these loans, the Company receives a preferred 30% return on its investment, and, after a similar return is paid to the minority investors, the Company receives an 80% share in additional profits generated by the investment.  These investments meet the definition of a Variable Interest Entity (“VIE”)  under FASB Interpretation 46 (“FIN 46”) and the Company is considered the primary beneficiary of the VIE.  As a result, the assets and liabilities of the VIE have been consolidated into the accompanying consolidated financial statements as of September 30, 2005.

During the nine months ended September 30, 2005, the VIE paid $1.8 million for the purchase and improvement of an apartment building and paid $0.8 million for the option to purchase an additional building.  These two transactions have been funded with bank loans totaling $0.7 million, the Company’s $1.7 investment, and a $0.1 million investment from the project managers.  Neither the creditors nor the other beneficial interest holder have recourse to the Company with regard to this investment.  As a result, as of September 30, 2005, the maximum limit of the Company’s exposure to loss on this investment was $4.2 million.

In October 2005, the VIE exercised the option to purchase the additional apartment building in Barcelona, Spain.  The purchase price was approximately $5.4 million and the transaction closed on October 25, 2005.  The purchase involved an additional investment of approximately $2.8 million from the Company and a commitment to fund $0.5 million in the future.  This increased the Company’s maximum exposure to loss on these investments to $7.5 million.  The VIE currently owns four apartment buildings totaling 58 units.

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

The Company’s investment in Centrisoft included loans and loan commitments totaling $2.9 million.  In addition to fees and interest, the Company received preferred stock in Centrisoft that is convertible into 51% of the fully diluted common stock at the time of conversion.  As a result of this investment, the Company began consolidating Centrisoft in its financial statements in July 2005.  The consolidated assets of Centrisoft are less than 10% of the Company’s total assets and include capitalized software costs of $1.6 million, intangible assets of $0.5 million and goodwill of $2.0 million.

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

Dividends

The Company has declared and paid a $0.13 per share dividend for each quarter of 2005 to date.  The first quarter dividend was declared on January 26, 2005 and was paid on February 10, 2005 to stockholders of record on February 4, 2005.  The second quarter dividend was declared on April 27, 2005 and was paid on June 1, 2005 to stockholders of record on May 20, 2005.  The third quarter dividend was declared on August 2, 2005 and was paid on September 1, 2005 to stockholders of record on August 22, 2005.

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

On June 2, 2004, the Company and Mr. Wiederhorn entered into a leave of absence agreement.  In entering into the leave of absence agreement, the Board of Directors considered the nature of the statutes to which Mr. Wiederhorn pled and the fact that he relied on the advice of expert legal counsel and a national accounting firm.  The Board also believed it was important to assure Mr. Wiederhorn’s return to active involvement with the Company because of his expertise and knowledge of the Company’s business and investments.  Under the terms of the leave of absence agreement, Mr. Wiederhorn continued to receive his regular salary and bonus pursuant to and as set forth in his employment agreement.  All of the compensation costs associated with the leave of absence agreement were charged to earnings during the year ended December 31, 2004.

Mr. Wiederhorn began his leave of absence on August 2, 2004 and returned to active service with the Company on October 12, 2005 as Chief Strategic Officer.  On or about November 22, 2005, Mr. Wiederhorn is expected to resume his role as Chairman and Chief Executive Officer.

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

Other

The Company is involved in various other legal proceedings occurring in the ordinary course of business which it believes will not have a material adverse effect on the consolidated financial condition or operations of the Company.

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

At September 30, 2005, the Company had no outstanding derivative instruments held for trading or hedging purposes.

The Company has operating leases for office and retail space which expire through 2012.  The leases provide for varying minimum annual rental payments including rent increases and free rent periods.

Future minimum rental payments, by year and in the aggregate, under non-cancelable operating leases with initial or remaining terms of one year or more, consisted approximately of the following at September 30, 2005 (dollars in thousands):

2005	$823
2006	3,004
2007	2,259
2008	1,730
2009	1,169
Thereafter	3,690
Total minimum lease payments	$12,675

In order to facilitate the development of franchise locations, as of September 30, 2005, Fatburger had guaranteed the annual minimum lease payments of three restaurant sites owned and operated by franchisees.  The amount of the guarantees total approximately $1.8 million plus certain contingent rental payments as defined in the respective leases.  These leases expire at various times through 2015.

The Company did not have any other off balance sheet arrangements in place as of September 30, 2005.

NOTE 4 - GOODWILL AND OTHER INTANGIBLE ASSETS

Due to the acquisitions of Fatburger and Centrisoft, the Company has goodwill in the amount of $9.1 million and other intangible assets in the amount of $5.7 million. In accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, goodwill is not amortized, but is subject to an annual impairment test.  Since the acquisitions of Fatburger and Centrisoft by the Company, both operations have experienced operating losses and have funded their operations with limited liquidity.  The Company believes that these conditions are temporary in nature, however, should these conditions not be corrected, the Company may be required to recognize impairment losses on its recorded goodwill.  As of September 30, 2005, the Company was not aware of any events or changes in circumstances that would require the impairment of the recorded goodwill.

Summarized information for the Company’s acquired intangible assets as of September 30, 2005 is as follows (dollars in thousands):

Amortized intangible assets:

Franchise Agreements	$844
Other	900
Total amortized intangible assets	$1,744

Unamortized intangible assets:

Trademarks	$3,970

Trademarks, which have indefinite lives, are not subject to amortization.  All other intangible assets are amortized using the straight-line method over the estimated useful lives of the assets of five to fifteen years.  Estimated amortization expense for the remainder of 2005 and the five succeeding years is as follows (dollars in thousands):

2005	$87
2006	290
2007	287
2008	279
2009	263
2010	222

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

The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for the Option Plan. Accordingly, no compensation expense has been recognized in the Consolidated Statements of Operations for grants under the Option Plan.  Had compensation expense for the Company’s Option Plan been determined based on the fair value at the grant date consistent with the methods of FASB Statement No. 123 “Accounting for Stock Based Compensation,” the Company’s net income and income per share for the nine months ended September 30, 2005 and 2004 would have been decreased to the pro forma amounts indicated below:

	Nine months ended September 30,
	2005	2004
	(dollars in thousands, except share data)
Net loss:
As reported	$(3,944)	$(4,882)
Pro forma compensation expense from stock based compensation, net of tax	(219)	(278)
Pro forma net loss	$(4,163)	$(5,160)
Net loss per common and common share equivalent:
Basic loss per share:
As reported	$(0.49)	$(0.57)
Pro forma	$(0.51)	$(0.61)
Diluted loss per share:
As reported	$(0.49)	$(0.57)
Pro forma	$(0.51)	$(0.61)

There were no options granted with exercise prices below the market value of the stock at the grant date. Fair values for 2005 were estimated using the Black-Scholes option-pricing model with the following weighted average assumptions used: 10% dividend yield, expected volatility of 86%, risk-free interest rate of 2.5% and expected lives of five years.

NOTE 7 – VARIABLE INTEREST ENTITIES

As of September 30, 2005, the Company had funded loans totaling $4.0 million to three related Spanish entities formed to purchase, reposition and sell apartment buildings in Barcelona, Spain.  Under the terms of the loans, the Company receives a preferred 30% return on its investment, and, after a similar return is paid to the majority investors, the Company receives an 80% share in additional profits generated by the investment.  The investment meets the definition of a Variable Interest Entity (“VIE”) under FASB Interpretation 46 (“FIN 46”) and the Company is the primary beneficiary of the VIE.  As a result, the assets and liabilities of the VIE have been consolidated into the accompanying consolidated financial statements as of September 30, 2005.

The VIE has purchased three apartment buildings for $6.2 million, including capital improvements.  In addition, the VIE acquired an option to purchase a fourth building.  The purchase price for the option was $0.8 million and gives the VIE the right to acquire the 24 unit apartment building for an additional payment of approximately $5.4 million in October 2005.  These acquisitions by the VIE were funded with bank loans totaling $3.1 million, the Company’s $4.0 million investment and a $0.4 million contribution from the project managers.  As of September 30, 2005, the Company had committed to fund additional advances of $0.2 million to the VIE.  In October 2005, the VIE exercised the option to purchase the fourth building for approximately $5.4 million.  The transaction closed on October 25, 2005 and involved an additional investment of approximately $2.8 million from the Company.  Neither the creditors nor the other beneficial interest holders have recourse to the Company with regard to these investments and, as a result, the maximum limit of the Company’s exposure to loss on this investment was $4.2 million as of September 30, 2005, or $7.5 million after the subsequent purchase of the fourth building.

As of September 30, 2005, the following assets and liabilities of the VIE were included in the Company’s accompanying consolidated statements of financial condition:

Investment in real estate, net	$6,236,000
Other assets	935,000
Borrowings and notes payable	3,140,000
Accrued expenses and other liabilities	32,000
Minority interest	355,000

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

Restaurant Operations

The Company owns approximately 71% of the voting control of Fatburger.  As of September 30, 2005, Fatburger operated or franchised 77 hamburger restaurants located primarily in California and Nevada.  Fatburger has plans to open additional restaurants, primarily through franchise operations, throughout the United States and Canada.  As of September 30, 2005, franchisees owned and operated approximately 51 of the Fatburger locations.  During the nine months ended September 30, 2005, franchise rights to open 7 individual Fatburger restaurants were sold and 15 new franchise restaurants were opened.  Franchise and royalty revenues were approximately $1.7 million for the nine months ended September 30, 2005.

Commercial Real Estate Mortgage Brokerage Operations

The Company holds a 51% ownership interest in George Elkins, a California mortgage banking operation, which provides brokerage services related to the production of over $800 million per year in commercial real estate mortgages. George Elkins is headquartered in Los Angeles, with satellite offices throughout the southern California area.  The mortgage brokerage operation also manages a commercial loan servicing portfolio of nearly $900 million for various investors.

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

Segment data for the nine months ended September 30, 2005, and 2004 are as follows (dollars in thousands):

	Real Estate, Merchant Banking and Finance		Mortgage Brokerage		Restaurant		Total
	2005	2004	2005	2004	2005	2004	2005	2004
Net Interest Income:
Loans	$981	$1,569	$—	$—	$—	$—	$981	$1,569
Securities	7	616	—	—	—	—	7	616
Other investments	146	83	4	2	—	—	150	85
Total interest income	1,134	2,268	4	2	—	—	1,138	2,270
Interest expense	—	112	—	—	—	—	—	112
Net interest income	1,134	2,156	4	2	—	—	1,138	2,158

Real estate operations:
Operating revenue	3,199	3,083	—	—	—	—	3,199	3,083
Operating expense	(1,231)	(1,330)	—	—	—	—	(1,231)	(1,330)
Gain on sale of real estate	1,784	159	—	—	—	—	1,784	159
Interest expense	(783)	(843)	—	—	—	—	(783)	(843)
Depreciation	(396)	(489)	—	—	—	—	(396)	(489)
Total real estate operations	2,573	580	—	—	—	—	2,573	580

Restaurant operations:
Operating income	—	—	—	—	18,041	16,424	18,041	16,424
Cost of goods sold	—	—	—	—	(10,532)	(9,812)	(10,532)	(9812)
Franchise and royalty fees	—	—	—	—	1,743	998	1,743	998
General and administrative costs	—	—	—	—	(8,646)	(7,946)	(8,646)	(7,946)
Interest Expense	—	—	—	—	(471)	(442)	(471)	(442)
Depreciation and amortization	—	—	—	—	(1,048)	(1,121)	(1,048)	(1,121)
Total restaurant operations	—	—	—	—	(913)	(1,899)	(913)	(1,899)

Other operating income (loss):
Gain on sale of loans and securities	—	2,099	—	—	—	—	—	2,099
Loan brokerage fees	—	—	5,255	4,213	—	—	5,255	4,213
Gain on sale of prepaid servicing credit	—	1,530	—	—	—	—	—	1,530
Equity in earnings of equity investees	26	4,231	—	—	—	—	26	4,231
Other income (loss)	(342)	1,088	485	261	—	—	143	1,349
Total other operating income (loss)	(316)	8,948	5,740	4,474	—	—	5,424	13,422

Operating expenses:
Compensation and employee benefits	2,206	8,935	4,839	3,781	—	—	7,045	12,716
Professional fees	1,821	1,934	45	29	—	—	1,866	1,963
Other	2,581	3,807	674	657	—	—	3,255	4,464
Total operating expenses	6,608	14,676	5,558	4,467	—	—	12,166	19,143

Net income (loss) before provision for income taxes	(3,217)	(2,992)	186	9	(913)	(1,899)	(3,944)	$(4,882)
Provision for income taxes	—	—	—	—	—	—	—	—
Net income (loss)	$(3,217)	$(2,992)	$186	$9	$(913)	$(1,899)	$(3,944)	$(4,882)
Segment assets	$43,410	$51,204	$1,732	$1,778	$19,120	$20,494	$64,262	$73,746

Segment data for the three months ended September 30, 2005, and 2004 are as follows (dollars in thousands):

	Real Estate, Merchant Banking and Finance		Mortgage Brokerage		Restaurant		Total
	2005	2004	2005	2004	2005	2004	2005	2004
Net Interest Income:
Loans	$101	$507	$—	$—	$—	$—	$101	$507
Securities	1	11	—	—	—	—	1	11
Other investments	54	13	2	1	—	—	56	14
Total interest income	156	531	2	1	—	—	158	532
Interest expense	—	—	—	—	—	—	—	—
Net interest income	156	531	2	1	—	—	158	532

Real estate operations:
Operating revenue	1,031	1,106	—	—	—	—	1,031	1,106
Operating expense	(391)	(454)	—	—	—	—	(391)	(454)
Gain on sale of real estate	195	154	—	—	—	—	195	154
Interest expense	(255)	(281)	—	—	—	—	(255)	(281)
Depreciation	(123)	(166)	—	—	—	—	(123)	(166)

Total real estate operations	457	359	—	—	—	—	457	359

Restaurant operations:
Operating income	—	—	—	—	6,003	5,673	6,003	5,673
Cost of goods sold	—	—	—	—	(3,469)	(3,274)	(3,469)	(3,274)
Franchise and royalty fees	—	—	—	—	721	349	721	349
General and administrative costs	—	—	—	—	(3,032)	(2,530)	(3,032)	(2,530)
Interest Expense	—	—	—	—	(161)	(97)	(161)	(97)
Depreciation and amortization	—	—	—	—	(337)	(377)	(337)	(377)
Total restaurant operations	—	—	—	—	(275)	(256)	(275)	(256)

Other operating income (loss):
Loan brokerage fees	—	—	2,825	1,839	—	—	2,825	1,839
Equity in earnings (loss) of equity investees	(415)	2,719	—	—	—	—	(415)	2,719
Other income (loss)	(22)	462	57	14	—	—	35	476
Total other operating income (loss)	(437)	3,181	2,882	1,853	—	—	2,445	5,034

Operating expenses:
Compensation and employee benefits	959	907	2,388	1,536	—	—	3,347	2,443
Professional fees	637	779	24	15	—	—	661	794
Other	1,018	1,309	240	232	—	—	1,258	1,541
Total operating expenses	2,614	2,995	2,652	1,783	—	—	5,266	4,778

Net income (loss) before provision for income taxes	(2,438)	1,076	232	71	(275)	(256)	(2,481)	891
Provision for income taxes	—	—	—	—	—	—	—	—
Net income (loss)	$(2,438)	$1,076	$232	$71	$(275)	$(256)	$(2,481)	$891
Segment assets	$43,410	$51,204	$1,732	$1,778	$19,120	$20,494	$64,262	$73,476

NOTE 9 – INCOME TAXES

As of September 30, 2005, the Company had, for U.S. Federal tax purposes, a net operating loss (“NOL”) carry forward of approximately $70.1 million, including $6.0 million relating to Fatburger. The Company’s NOL begins to expire in 2018. Fatburger’s NOL began to expire in 2004 and is generally subject to an annual limitation under the Internal Revenue Code of 1986, Section 382, Limitation on Net Operating Loss Carryovers and Certain Built-In Losses Following Change in Control.  In addition, to the extent the Fatburger NOL is utilized, the recognition of the related tax benefits would first reduce goodwill related to the Fatburger acquisition, then other non-current intangible assets related to that acquisition, and then income tax expense in accordance with Statement on Financial Accounting Standards No. 109, Accounting for Income Taxes.

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

During the nine months ended September 30, 2005 and 2004 a provision for income taxes was not required due to the tax net operating loss generated during the period.

NOTE 10 – SUBSEQUENT EVENTS

Sale of Real Estate

During the third quarter of 2005, the Company entered into an agreement to sell eight stand-alone retail locations for a total cash sales price of $4.1 million.  The transaction is expected to generate an expected gain on sale of approximately $0.5 million.  The sale is scheduled to close in December 2005.

Purchase of Real Estate

Subsequent to September 30, 2005, the Company’s VIE exercised its option to purchase a fourth apartment building in Barcelona, Spain.  The total acquisition and budgeted improvement cost on this transaction is $8.1 million, of which the Company funded $3.6 million and agreed to provide $0.5 million in additional financing.  The VIE assumed bank loans totaling $3.4 million in connection with the transaction.  The purchase was completed on October 25, 2005.

Restaurant Openings

Subsequent to September 30, 2005, one Fatburger franchise restaurant was opened, which is owned by a franchisee.  This resulted in the recognition of franchise fees totaling $40,000.

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

GENERAL

Fog Cutter Capital Group Inc. (“FCCG” or the “Company”) focuses on developing, strengthening and expanding our restaurant and commercial real estate mortgage brokerage operations and continuing to identify and acquire real estate investments and finance related opportunities with favorable risk-adjusted returns. We may also seek from time to time to identify and acquire controlling interests in other operating businesses in which we feel we can add value.

During 2003 and 2004, we redeployed a large portion of the capital generated through our sale of mortgage-backed securities and from cash distributions from our Bourne End subsidiary.  We used a portion of this capital in August 2003 to acquire voting control of Fatburger Holdings Inc. and further increased our investment in Fatburger in May 2004.  The expansion and success of Fatburger is currently one of our primary focuses.  Since our acquisition, Fatburger has opened 27 additional restaurant locations and currently has agreements for approximately 205 new franchise restaurants.

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

Valuation

At September 30, 2005, our largest asset consisted of our portfolio of real estate.  We value our real estate holdings either by independent appraisal or through internally generated analysis using comparable market data.

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

RESULTS OF OPERATIONS — NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2004

NET INCOME.  Our net loss for the nine months ended September 30, 2005, was $3.9 million, or $0.49 per share, compared with a net loss of $4.9 million, or $0.57 per share, for the nine months ended September 30, 2004.  The net loss for the nine months ended September 30, 2005 was primarily the result of losses from our restaurant operations of $0.9 million and other operating expenses of $12.2 million, partially offset by gains on sales of real estate of $1.8 million, loan brokerage fees of $5.3 million, and net interest income of $1.1 million.  The net loss for the nine months ended September 30, 2004 was primarily attributable to operating expenses of $19.1 million and losses from restaurant operations of $1.9 million, partially offset by net interest income of $2.2 million, gain on sale of loans and securities of $2.1 million, loan brokerage fees of $4.2 million, equity in earnings of equity investees of $4.2 million, and gain on sale of a prepaid servicing credit of $1.5 million.

The following sections describe the results of operations of our operating segments for the nine months ended September 30, 2005 and 2004:

Restaurant Segment Operations

During the nine months ended September 30, 2005, we recognized a net loss from our restaurant segment of $0.9 million, compared to a net loss of $1.9 million for the nine months ended September 30, 2004.  The 2005 results were primarily due to a gross margin (sales net of cost of goods sold) of $7.5 million and franchise and royalty revenue of $1.7 million, offset by general and administrative costs of $8.6 million, interest expense of $0.5 million, and depreciation and amortization of $1.0 million.  The Company’s primary strategy with respect to Fatburger is to increase the number of franchises, thus increasing the franchise fees and future royalty income to the operation.  Since the Company acquired its interest in Fatburger in August 2003, Fatburger has added 27 new restaurants.  While the Company seeks to expand the number of existing restaurants, the identification of qualified franchisees and quality locations has an impact on the rate of growth in the number of our restaurants.

The 2004 results were primarily due to a gross margin of $6.6 million and franchise and royalty revenue of $1.0 million, offset by general and administrative costs of $7.9 million, interest expense of $0.4 million, and depreciation and amortization of $1.1 million.

Commercial Real Estate Mortgage Brokerage Segment Operations

                Our net income from the commercial real estate brokerage segment was $0.2 million for the nine months ended September 30, 2005, compared to break even operations during the 2004 period.  During the 2005 period, we recognized loan brokerage fees of $5.3 million, loan servicing and other revenue of $0.5 million, which was substantially offset by compensation expense of $4.8 million and other operating expense of $0.8 million.

During the 2004 period, we recognized loan brokerage fees of $4.2 million, loan servicing and other revenue of $0.3 million, which was offset by compensation expense of $3.8 million and other operating expenses of $0.7 million.

Real Estate, Merchant Banking and Finance Segment Operations

NET INTEREST INCOME.  Our net interest income for the nine months ended September 30, 2005 was $1.1 million, compared with $2.2 million for the nine months ended September 30, 2004.  The decrease is primarily attributable to a net reduction of assets (reflecting our sales of mortgage-backed securities and paydowns of the related debt facilities).  These changes resulted in decreases in interest income on securities of $0.6 million and a decrease in interest income on loans of $0.6 million, partially offset by a decrease in interest expense of $0.1 million.  The following tables set forth information regarding the total amount of income from interest-earning assets and expense from interest-bearing liabilities and the resulting average yields and rates:

	For the Nine Months Ended September 30, 2005
	Average	Interest	Annualized
	Balance	Income (Expense)	Yield/Rate
	(dollars in thousands)
Interest-Earning Assets:

Loan portfolios (1)	$8,575	$981	15.3%
Mortgage-backed securities available for sale	5	7	186.7%
Cash deposits and other investments	8,804	146	2.2%
Total interest-earning assets	$17,384	1,134	8.7%

Interest-Bearing Liabilities:

Borrowings (2)	$—	—	0.0%
Total interest-bearing liabilities	$—	—	0.0%

Net interest income (3)		$1,134	8.7%
Net interest margin (4)			8.7%

(1)   Includes loans to senior officers.

(2)   Excludes borrowings related to investments in real estate.

(3)   Net interest spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.

(4)   Net interest margin represents net interest income divided by average interest-earning assets.

	For the Nine Months Ended September 30, 2004
	Average	Interest	Annualized
	Balance	Income (Expense)	Yield/Rate
	(dollars in thousands)
Interest-Earning Assets:

Loan portfolios (1)	$10,718	$1,569	19.5%
Mortgage-backed securities available for sale	16,677	616	4.9%
Other investments	11,503	83	1.0%
Total interest-earning assets	$38,898	$2,268	7.8%

Interest-Bearing Liabilities:

Borrowings (2)	$12,335	$(112)	1.2%
Total interest-bearing liabilities	$12,335	$(112)	1.2%

Net interest income (3)		$2,156	6.6%
Net interest margin (4)			7.4%

(1)   Includes loans to senior officers.

(2)   Excludes borrowings related to investments in real estate.

(3)   Net interest spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.

(4)   Net interest margin represents net interest income divided by average interest-earning assets.

REAL ESTATE OPERATIONS.  Our real estate operations represent activity from our investment in 10 commercial properties located in Oregon, Texas, Alabama, Arkansas, Louisiana, Missouri and Michigan, as well as the operations of our leasehold interests in 77 freestanding retail buildings located throughout the United States.  During the nine months ended September 30, 2005, we realized net income from real estate operations of approximately $2.6 million, compared with net income of $0.6 million for the nine months ended September 30, 2004.  The increase in net income from real estate was primarily the result of gains recognized on sales of $1.8 million during the 2005 period.  Our strategy with regard to our real estate investments is to position each property to enhance lease values for long-term income or for sale.

EQUITY IN EARNINGS OF EQUITY INVESTEES.   At September 30, 2005, our sole equity investee was Bourne End Properties Plc. (“Bourne End”). We own approximately 26% of Bourne End, which operates a shopping center in the United Kingdom.  At the time of our original investment in 2001, Bourne End owned 15 shopping centers in Europe.  Fourteen of these centers were sold in prior years generating net income to us totaling $9.7 million since our original investment.  During the nine months ended September 30, 2005 we recognized less than $0.1 million income from equity investees, compared to $4.2 million for the nine months ended September 30, 2004.  The decrease was due to the sale of shopping centers in the prior year.

GAIN ON SALE OF LOANS AND SECURITIES.  During the nine months ended September 30, 2005, we did not recognize any gains on sales of loans or securities.  This compares to gains of $2.1 million, primarily from the sale of mortgage-backed securities, during the nine months ended September 30, 2004.  Because we have sold substantially all of our subordinate mortgage-backed securities portfolio, we expect that gain on sale of securities will no longer contribute to future income.

PREPAID LOAN SERVICING CREDIT.  During the nine months ended September 30, 2004, we sold our Wilshire Credit Corporation (“WCC”) prepaid loan servicing credit (the “Loan Servicing Credit”) for $1.7 million in cash.  The Loan Servicing Credit was originally acquired by us in 1998, when we were an affiliate of WCC.  The Loan Servicing Credit may be used, subject to certain limitations, to pay for loan portfolio servicing activities performed by WCC.  As a result of the sale, we recognized a gain in the amount of $1.5 million in 2004.

OPERATING EXPENSES.  During the nine months ended September 30, 2005, we incurred segment operating expenses from real estate, merchant banking and finance operations of $6.6 million, compared to $14.7 million during the comparable period in 2004.  Operating expenses for the 2005 period is comprised of compensation costs of $2.2 million, professional fees of $1.8 million and other costs of $2.6 million.  Operating expenses for the 2005 period include Centrisoft operating expenses incurred since its acquisition by the Company in July 2005 of $0.5 million.  Operating expenses for the 2004 period include compensation costs of $9.0 million, professional fees of $1.9 million and other costs of $3.8 million.  Compensation costs during the 2004 period included $4.8 million in accruals under the Leave of Absence Agreement with Mr. Wiederhorn.

RESULTS OF OPERATIONS — QUARTER ENDED SEPTEMBER 30, 2005 COMPARED TO QUARTER ENDED SEPTEMBER 30, 2004

NET INCOME.  Our net loss for the quarter ended September 30, 2005, was $2.5 million, or $0.31 per share, compared with net income of $0.9 million, or $0.11 per share, for the quarter ended September 30, 2004.  The net loss for the quarter ended September 30, 2005 was primarily the result of net income from real estate operations of $0.5 million and loan brokerage fees of $2.8 million, offset by losses from our restaurant operations of $0.3 million and other operating expenses of $5.3 million.  The net income for the quarter ended September 30, 2004 was primarily attributable to net interest income of $0.5 million; equity in earnings of equity investees of $2.7 million, and loan brokerage fees of $1.8 million, partially offset by operating expenses of $4.8 million.

The following sections describe the results of operations of our operating segments for the quarter ended September 30, 2005 and 2004:

Restaurant Segment Operations

During the quarter ended September 30, 2005, we recognized a net loss from our restaurant segment of $0.3 million, compared to a net loss of $0.3 million for the quarter ended September 30, 2004.  The 2005 results were primarily due to a gross margin (sales net of cost of goods sold) of $2.5 million and franchise and royalty revenue of $0.7 million, offset by general and administrative costs of $3.0 million, interest expense of $0.2 million, and depreciation and amortization of $0.3 million.

The 2004 results were primarily due to a gross margin of $2.4 million and franchise and royalty revenue of $0.3 million, offset by general and administrative costs of $2.5 million, interest expense of $0.1 million, and depreciation and amortization of $0.4 million.

Commercial Real Estate Mortgage Brokerage Segment Operations

Our net income from the commercial real estate brokerage segment was $0.2 million for the quarter ended September 30, 2005, compared to net income of $0.1 million for the quarter ended September 30, 2004.  During the 2005 period, we recognized loan brokerage fees of $2.8 million, loan servicing and other revenue of $0.1 million, which was substantially offset by compensation expense of $2.4 million and other operating expense of $0.3 million.

During the 2004 period, we recognized loan brokerage fees of $1.8 million, partially offset by compensation expense of $1.5 million and other operating expenses of $0.2 million.

Real Estate, Merchant Banking and Finance Segment Operations

NET INTEREST INCOME.  Our net interest income for the quarter ended September 30, 2005, was $0.2 million, compared with $0.5 million for the quarter ended September 30, 2004.  The decrease is primarily attributable to a net reduction of assets.  The following tables set forth information regarding the total amount of income from interest-earning assets and expense from interest-bearing liabilities and the resulting average yields and rates:

	For the Quarter Ended September 30, 2005
	Average	Interest	Annualized
	Balance	Income (Expense)	Yield/Rate
	(dollars in thousands)
Interest-Earning Assets:

Loan portfolios (1)	$6,700	$101	6.0%
Mortgage-backed securities available for sale	2	1	200.0%
Cash deposits and other investments	7,659	54	2.8%
Total interest-earning assets	$14,361	156	4.3%

Interest-Bearing Liabilities:

Borrowings (2)	$—	—	0.0%
Total interest-bearing liabilities	$—	—	0.0%

Net interest income (3)		$156	4.3%
Net interest margin (4)			4.3%

(1)   Includes loans to senior officers.

(2)   Excludes borrowings related to investments in real estate.

(3)   Net interest spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.

(4)   Net interest margin represents net interest income divided by average interest-earning assets.

	For the Quarter Ended September 30, 2004
	Average	Interest	Annualized
	Balance	Income (Expense)	Yield/Rate
	(dollars in thousands)
Interest-Earning Assets:

Loan portfolios (1)	$13,017	$507	15.6%
Mortgage-backed securities available for sale	29	11	151.7%
Other investments	7,241	13	0.7%
Total interest-earning assets	$20,287	$531	10.5%

Interest-Bearing Liabilities:

Borrowings (2)	$—	$—	0.0%
Total interest-bearing liabilities	$—	$—	0.0%

Net interest income (3)		$531	10.5%
Net interest margin (4)			10.5%

(1)   Includes loans to senior officers.

(2)   Excludes borrowings related to investments in real estate.

(3)   Net interest spread represents the difference between the average rate on interest-earning assets and the average cost of interest-bearing liabilities.

(4)   Net interest margin represents net interest income divided by average interest-earning assets.

REAL ESTATE OPERATIONS.  During the quarter ended September 30, 2005, we realized net income from real estate operations of approximately $0.5 million, compared with net income of $0.4 million for the quarter ended September 30, 2004.

EQUITY IN EARNINGS OF EQUITY INVESTEES.   At September 30, 2005, our sole equity investee was Bourne End Properties Plc. (“Bourne End”). We recognized our share of the loss of equity investees in the amount of $0.4 million during the three months ended September 30, 2005.  This compares to earnings of $2.7 million, which resulted from the sale of a shopping center, during the 2004 period.

GAIN ON SALE OF LOANS AND SECURITIES.  We did not recognize any gains on sales of loans or securities in the quarters ended September 30, 2005 and September 30, 2004.  Because we have sold substantially all of our subordinate mortgage-backed securities portfolio, we expect that gain on sale of securities will not contribute to future income.

OPERATING EXPENSES.  During the three months ended September 30, 2005, we incurred segment operating expenses from real estate, merchant banking and finance operations of $2.6 million, compared to $3.0 million during the comparable period in 2004.  Operating expenses for the 2005 period include compensation costs of $1.0 million, professional fees of $0.6 million and other costs of $1.0 million.  Operating expenses for the 2005 period include Centrisoft operating expenses incurred since its acquisition by the Company in July 2005 of $0.5 million.  Operating expenses for the 2004 period include compensation costs of $0.9 million, professional fees of $0.8 million and other costs of $1.3 million.

CHANGES IN FINANCIAL CONDITION

GENERAL.  Total assets decreased from approximately $73.9 million at December 31, 2004 to approximately $64.3 million at September 30, 2005.  Total liabilities decreased slightly from approximately $39.6 million at December 31, 2004 to approximately $38.8 million at September 30, 2005.  Stockholders’ equity decreased during the nine months ended September 30, 2005 by approximately $8.8 million resulting from our net loss of $3.9 million, dividends declared of $3.2 million and the purchase of treasury stock of $1.7 million.

CENTRISOFT ACQUISITION.  In July 2005, we acquired a 51% controlling interest in Centrisoft Corporation (“Centrisoft”).  Centrisoft develops and sells business software that controls and enhances the productivity of application users as they interrelate with enterprise networks.  The software provides first level security against unauthorized applications and users.  In addition, the software enables the network to recognize and enforce application priorities and measure response times and bandwidth usage.

Our investment in Centrisoft included loans and loan commitments totaling $2.9 million.  In addition to fees and interest, we received preferred stock in Centrisoft that is convertible into 51% of the fully diluted common stock at the time of conversion.  As a result of this investment, we began consolidating Centrisoft in out financial statements in July 2005.  The consolidated assets of Centrisoft are less than 10% of our total assets and included capitalized software costs of $1.6 million, intangible assets of $0.5 million and goodwill of $2.0 million.

INVESTMENTS IN REAL ESTATE.  Investments in real estate decreased by $1.9 million during the nine months ended September 30, 2005.  The decrease was primarily due to the sale of eight retail properties with a net book value of $2.7 million, including one subject to capital lease with a carrying value of $0.4 million, the disposal of two additional properties subject to capital leases with a carrying value of $0.5 million and depreciation of $0.4 million, offset by the purchase of an apartment building in Barcelona, Spain for $1.5 million.

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

As we negotiate these loans, we generally seek to obtain significant brokerage fees and interest rates, as well as opportunities to take equity positions in the borrower.  These loans are typically short-term, with maturities ranging from 6 to 24 months.  While the Company will seek security (including real estate) for any loan it makes, in some cases the value of the assets pledged may not exceed the amount of the loan.   While the Company believes that these loans provide good returns to the Company, there can be no assurance that these loans will continue to perform in the future.

As of September 30, 2005, our special situation loan portfolio consisted of three individual loans with a combined carrying value of $2.6 million.  One loan is secured by real estate consisting of commercial property located in Texas.  One loan is secured by all of the stock and assets of a commercial manufacturing business, and one loan is secured by stock in a restaurant company.  The loans have a weighted average interest rate (including the effects of $2.2 million in impaired loans on non-accrued status and excluding fees and points) of 10.6% and a weighted average maturity of 2 months.

During the nine months ended September 30, 2005, our loan portfolio decreased by approximately $4.0 million.  This was primarily the result of the repayment of two loans during the period.  As of September 30, 2005, two of the Company’s loans totaling $2.2 million had been restructured to provide additional time for repayment by the borrowers in exchange for various extension fees or other new terms.  As a result, these loans were considered impaired for accounting purposes, however, no impairment reserves were required on these loans due to management’s expectation that the carrying amounts will be collected.

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

Further information on these loans to executives is included in our proxy statements for 2005 and prior years’ Annual Meeting of Stockholders.

INVESTMENT IN BOURNE END.  Our investment in Bourne End decreased by $0.1 million from $1.9 million at December 31, 2004 to approximately $1.8 million at September 30, 2005, due primarily to changes in foreign exchange rates.

RESTAURANT PROPERTY, PLANT AND EQUIPMENT, NET.  Our investment in restaurant property, plant and equipment, net of depreciation, decreased $0.9 million during the nine months ended September 30, 2005 to a balance of $5.3 million.  The decrease was primarily the result of depreciation expense.

INTANGIBLE ASSETS, NET.  As a result of the acquisition and consolidation of Fatburger and Centrisoft, as of September 30, 2005 we had intangible assets, net of amortization, of $5.7 million.  This consisted of trademark rights of approximately $4.0 million, franchise agreements of approximately $0.8 million and other miscellaneous intangible assets of approximately $0.9 million.  Intangible assets increased $0.3 million during the nine months ended September 30, 2005 primarily as the result of the acquisition and consolidation of Centrisoft.

GOODWILL.  As a result of the acquisition and consolidation of Fatburger and Centrisoft, we had recorded goodwill of $7.1 million and $2.5 million, respectively, as of September 30, 2005.  Goodwill increased $2.5 million during the nine months ended September 30, 2005 due to the acquisition and consolidation of Centrisoft.

OTHER ASSETS.  At September 30, 2005, the Company’s other assets consisted of the following (dollars in thousands):

Capitalized deferred compensation	$600
Prepaid expenses	638
Trade receivables	509
Investment in operating leases	213
Mortgage servicing rights	238
Real estate purchase option	842
Restaurant assets	737
Centrisoft software	1,561
Other	1,394
Total	$6,732

The capitalized deferred compensation included in other assets relates to the acquisition of George Elkins.  In conjunction with the acquisition, certain employees of George Elkins entered into long-term employment agreements.  These employees received payments totaling $1.9 million which we capitalized as deferred compensation.  The employees are obligated to perform under the employment agreements and must repay any unearned deferred compensation payments upon early termination.  The deferred compensation is earned ratably over the terms of the employment agreements, and we are amortizing the

$1.9 million investment over the contract terms.  At September 30, 2005, the remaining contracts expire within the next 20 months.

BORROWINGS AND NOTES PAYABLE.  Our borrowings and notes payable increased $2.1 million during the nine months ended September 30, 2005 to an ending balance of $10.1 million.  This was primarily the result of borrowings to finance the purchase of an apartment building in Barcelona, Spain.

OBLIGATIONS UNDER CAPITAL LEASES.  Obligations under capital leases decreased approximately $1.2 million during the nine months ended September 30, 2005.  This decrease was primarily the result of the disposal of three properties subject to capital leases with a carrying value of $0.9 million.

DEFERRED INCOME.  Franchise fee revenue from the sales of individual Fatburger franchises is recognized only when all material services or conditions relating to the sales have been substantially performed or satisfied.  The completion of training and the opening of a location by the franchisee constitute substantial performance.  Currently, Fatburger charges $50,000 per location in franchise fees.  One-half of the fees are collected in cash at the time the franchise rights are granted and the balance is collected at the time the lease for the location is executed. Nonrefundable deposits collected in relation to the sale of franchises are recorded as deferred franchise fees until the completion of training and the opening of the restaurant, at which time the franchise fee revenue is recognized.  As of September 30, 2005, our deferred income relating to the collection of unearned Fatburger franchise fees was $4.2 million, a decrease of $0.3 million from December 31, 2004.  As of September 30, 2005, nearly all of the deferred income was comprised of the initial one-half non-refundable deposit received per location and the balance of the franchise fee (approximately an additional $4.2 million) will be collected in cash as leases on these locations are signed.

DEFERRED INCOME TAXES.  Our deferred income taxes remained unchanged at $5.8 million at September 30, 2005.  As of September 30, 2005, we had, for U.S. Federal tax purposes, a net operating loss (“NOL”) carryforward of approximately $70.1 million, including $6.0 million relating to Fatburger.  The NOL carryforward may reduce the future cash payment of the deferred income tax liability.  Our NOL begins to expire in 2018.  Fatburger’s NOL began to expire in 2004 and is generally subject to an annual limitation under the Internal Revenue Code of 1986, Section 382, Limitation on Net Operating Loss Carryovers and Certain Built-In Losses Following Change in Control.  In addition, to the extent the Fatburger NOL is utilized, the recognition of the related tax benefits would first reduce goodwill related to the Fatburger acquisition, then other non-current intangible assets related to that acquisition, and then income tax expense in accordance with Statement on Financial Accounting Standards No. 109, Accounting for Income Taxes.

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

STOCKHOLDERS’ EQUITY.  Stockholders’ equity decreased by approximately $8.8 million in the nine months ended September 30, 2005, resulting from our net loss of $3.9 million, purchase of treasury stock of $1.7 million and dividends declared of $3.2 million.

In April 2004 we purchased a three year call option (the “Call Option”) from Andrew A. Wiederhorn, the Company’s former Chairman and Chief Executive Officer and current Chief Strategic Officer.  The Call Option gave us the right, but not the obligation, to purchase 423,245 of the Company’s outstanding common stock (the “Option Shares”) from Mr. Wiederhorn for a purchase price of $3.99 per share.  We paid $750,000 ($1.77 per Option Share) for the Call Option.  The Call Option was exercised on March 14, 2005 for $1.7 million and we placed Option Shares in treasury.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund business operations and acquisitions, engage in loan acquisition and lending activities and for other general business purposes.  The primary sources of funds for liquidity during the nine months ended September 30, 2005 consisted of net cash provided by investing activities, including proceeds from the sale of real estate.  As of September 30, 2005, we had cash or cash equivalents of $5.3 million which we believe will be sufficient to meet our current liquidity needs.

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

At September 30, 2005, we had total consolidated secured indebtedness of $21.3 million, as well as $17.5 million of other liabilities. The consolidated secured indebtedness consisted of (i) $11.2 million outstanding of capital leases maturing between 2010 and 2040 which are secured by real estate, (ii) mortgage notes payable of $3.1 million secured by real estate and (iii) notes payable and other debt of Fatburger of $7.0 million secured by the assets of Fatburger.

If our existing liquidity position were to prove insufficient, and we were unable to repay, renew or replace maturing indebtedness on terms reasonably satisfactory to us, we may be required to sell (potentially on short notice) a portion of our assets, and could incur losses as a result.  Also, Fatburger is involved in a nationwide expansion of franchise and Fatburger owned locations, which will require significant liquidity.  If Fatburger or its franchisees are unsuccessful in obtaining credit lines sufficient to fund this expansion, the timing of restaurant openings may be delayed.  We also expect that Centrisoft will require liquidity and have negative cash flow for the near term.  Centrisoft is currently marketing its software to potential customers both directly and through re-seller relationships.  There can be no assurance that Centrisoft will be successful in generating sufficient cash flow to support its own operations in the near term.  Similarly, our special situation lending business requires liquidity to fund new investments or extend existing loans.

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

During the year ended December 31, 2004, we declared four quarterly cash distributions of $0.13 per share each, totaling $0.52 per share ($4.4 million).  Through November 14, 2005, we have declared three quarterly cash dividends of $0.13 per share each.  The Company does not have a fixed dividend policy and may declare and pay new quarterly dividends on our common stock, subject to our financial condition, results of operations, capital requirements and other factors deemed relevant by the Board of Directors.  One factor the Board of Directors may consider is the impact of dividends on the Company’s liquidity.

Effective October 14, 2004, the Company’s Common Stock began trading in the over-the-counter (“OTC”) market.  Prior to that, the Company’s Common Stock was quoted on the NASDAQ National Market.  On July 20, 2004, the Company was notified by NASDAQ of a staff determination to delist the Company’s Common Stock effective July 29, 2004.  The Company challenged the staff determination and requested an oral hearing by a Listing Qualifications Panel to review the staff’s conclusions.  A hearing was held on September 9, 2004, and, on October 12, 2004, the Company was notified by NASDAQ that the Listing Qualifications Panel upheld the staff determination and the Company’s Common Stock was delisted from the NASDAQ National Market on October 14, 2004.  The Company requested a review of the Listing

Qualifications Panel’s decision by NASDAQ’s Listing and Hearing Review Council.  On February 16, 2005, the Company received notice that the NASDAQ Listing and Hearing Review Council had upheld the Panel’s decision.  On April 21, 2005, the Board of Governors of NASDAQ approved the decision of the NASDAQ Listing and Hearing Review Council and the NASDAQ decision became final.  The Company has appealed the decision to the Securities and Exchange Commission. There can be no assurance that the appeal will be successful.

Trading of our Common Stock on the OTC market may reduce the liquidity of our Common Stock compared to quotation on the NASDAQ National Market.  Also, the coverage of the Company by security analysts and media could be reduced, which could result in lower prices for our Common Stock than might otherwise prevail and could also result in increased spreads between the bid and ask prices for our Common Stock.  Additionally, certain investors will not purchase securities that are not quoted on the NASDAQ Stock Market, which could materially impair our ability to raise funds through the issuance of Common Stock or other securities convertible into Common Stock.

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

OFF BALANCE SHEET ARRANGEMENTS

In order to facilitate the development of franchise locations, as of September 30, 2005, Fatburger had guaranteed the annual minimum lease payments of three restaurant sites owned and operated by franchisees.  The guarantees approximate $1.8 million plus certain contingent rental payments as defined in the respective leases.  These leases expire at various times through 2015.

The lease guarantees by Fatburger do not provide a material source of liquidity, capital resources or other benefits to the Company.  There are no revenues, expenses or cash flows connected with the lease guarantees other than the receipt of normal franchise royalties.  As of September 30, 2005, there was no known event, demand, trend or uncertainty that was likely to trigger the guarantee by Fatburger.

We did not have any other off balance sheet arrangements in place as of September 30, 2005.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk is primarily the exposure to loss resulting from changes in foreign currency exchange rates, interest rates and commodity prices.  Our exposure to foreign currency fluctuations arises from our UK investment in BEP and our investment in Barcelona real estate as of September 30, 2005, approximately 26% of the Company’s equity is currently invested in net assets located outside of the United States.  These investments are primarily denominated in British pounds or the Euro.

The following table illustrates the projected effect on our net asset value as a result of hypothetical changes in foreign currency rates as of September 30, 2005:

Change in Foreign Exchange Rates (1)	Projected Change in Net Asset Fair Value	Projected Percentage Change in Net Asset Fair Value

Decrease 10%	$(653,000)	-2.6%
Decrease 20%	$(1,305,000)	-5.1%
No Change	$—	0.0%
Increase 10%	$653,000	2.6%
Increase 20%	$1,305,000	5.1%

(1)           Assumes that uniform percentage changes occur instantaneously in both the Great Britain pound and the euro.  A decrease in the foreign exchange rate indicates a strengthening of the U.S. dollar against that currency.  An increase in the foreign exchange rate indicates a weakening of the U.S. dollar against that currency.

We can utilize a wide variety of financial techniques to assist in the management of currency risk.  For example, in hedging the exchange rate exposure of a foreign currency denominated asset or liability, we may enter into hedge transactions to counter movements in the different currencies.  These hedges may be in the form of currency swaps, options, and forwards, or combinations thereof.  No such currency hedging techniques were in use as of September 30, 2005.

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

The following table quantifies the potential changes in net interest income and net portfolio value as of September 30, 2005 should interest rates go up or down (shocked) by 100 or 200 basis points. Net portfolio value is calculated as the sum of the value of off-balance sheet instruments and the present value of cash in-flows generated from interest-earning assets net of cash out-flows in respect of interest-bearing liabilities.  The table assumes that changes in interest rates occur instantaneously.  Actual results could differ significantly from those estimated in the table.

Projected Percent Change In
Change in Interest Rates (1)	Net Interest Income	Net Portfolio Fair Value	Change in Annual Net Interest Income	Change in Net Portfolio Fair Value
-200 Basis Points	18.6%	-4.3%	$112,000	$(1,094,000)
-100 Basis Points	6.8%	-2.1%	$41,000	$(526,000)
0 Basis Points	0.0%	0.0%	$—	$—
100 Basis Points	-6.4%	1.9%	$(39,000)	$487,000
200 Basis Points	-12.9%	3.7%	$(78,000)	$938,000

(1)           Assumes that uniform changes occur instantaneously in both the yield on 10-year U.S. Treasury notes and the interest rate applicable to U.S. dollar deposits in the London interbank market.

The following table provides information as to the type of funding used to finance our assets as of September 30, 2005.

Assets and Liabilities
As of September 30, 2005
(dollars in thousands)

Interest-Bearing Assets	Basis Amount	Coupon Type	Liability	Type
Fixed-rate assets, no financing	$3,020	Fixed	$—	None
Variable-rate assets, no financing	2,631	Prime	—	None
Cash and cash equivalents	5,262	N/A	—	None
Subtotal	10,913		—

Other Assets

Investments in real estate	24,761	N/A	14,306	Fixed
Investment in BEP	1,753	N/A	—	None
Restaurant property, plant and equipment	5,308	N/A	6,981	LIBOR
Intangible assets, net	5,714	N/A	—	None
Goodwill	9,081	N/A	—	None
Other	6,732	N/A	—	None
Subtotal	53,349		21,287

Liability Only

Deferred income	—		4,168	None
Deferred income taxes	—		5,744	None
Other	—		7,569	None
Total	$64,262		$38,768

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

(B)  Changes in internal control over financial reporting.  There were no significant changes in our internal control over financial reporting in connection with an evaluation that occurred during our third fiscal quarter of 2005 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

FORWARD-LOOKING STATEMENTS

CERTAIN STATEMENTS CONTAINED HEREIN AND CERTAIN STATEMENTS CONTAINED IN FUTURE FILINGS BY THE COMPANY WITH THE SEC MAY NOT BE BASED ON HISTORICAL FACTS AND ARE “FORWARD-LOOKING STATEMENTS” WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED.  FORWARD-LOOKING STATEMENTS WHICH ARE BASED ON VARIOUS ASSUMPTIONS (SOME OF WHICH ARE BEYOND THE COMPANY’S CONTROL) MAY BE IDENTIFIED BY REFERENCE TO A FUTURE PERIOD OR PERIODS, OR BY THE USE OF FORWARD-LOOKING TERMINOLOGY, SUCH AS “MAY,” “WILL,” “BELIEVE,” “EXPECT,” “ANTICIPATE,” “CONTINUE,” OR SIMILAR TERMS OR VARIATIONS ON THOSE TERMS, OR THE NEGATIVE OF THOSE TERMS.  ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE SET FORTH IN FORWARD-LOOKING STATEMENTS DUE TO A VARIETY OF FACTORS, INCLUDING, BUT NOT LIMITED TO, THOSE RELATED TO THE ECONOMIC ENVIRONMENT, PARTICULARLY IN THE MARKET AREAS IN WHICH THE COMPANY OPERATES, THE FINANCIAL AND SECURITIES MARKETS AND THE AVAILABILITY OF AND COSTS ASSOCIATED WITH SOURCES OF LIQUIDITY, COMPETITIVE PRODUCTS AND PRICING, THE REAL ESTATE MARKET, FISCAL AND MONETARY POLICIES OF THE U.S.  GOVERNMENT, CHANGES IN PREVAILING INTEREST RATES, CHANGES IN CURRENCY EXCHANGE RATES, ACQUISITIONS AND THE INTEGRATION OF ACQUIRED BUSINESSES, PERFORMANCE OF RETAIL/CONSUMER MARKETS, DETERIORATION IN CONSUMER CREDIT, THE MARKET FOR CENTRISOFT’S SOFTWARE PRODUCTS, CREDIT RISK MANAGEMENT, ASSET/LIABILITY MANAGEMENT, THE IMPACT OF ONGOING LITIGATION, AND THE IMPACT OF THE SETTLEMENT OF THE INVESTIGATION OF THE COMPANY’S FORMER CHIEF EXECUTIVE OFFICER (CURRENT CHIEF STRATEGIC OFFICER).  EXCEPT AS MAY BE REQUIRED BY LAW, THE COMPANY DOES NOT UNDERTAKE, AND SPECIFICALLY DISCLAIMS ANY OBLIGATION, TO PUBLICLY RELEASE THE RESULTS OF ANY REVISIONS WHICH MAY BE MADE TO ANY FORWARD-LOOKING STATEMENTS TO REFLECT THE OCCURRENCE OF ANTICIPATED OR UNANTICIPATED EVENTS OR CIRCUMSTANCES AFTER THE DATE OF SUCH STATEMENTS.

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

Under the terms of the leave of absence agreement, Mr. Wiederhorn continued to receive his regular salary and bonus pursuant to and as set forth in his employment agreement.  In addition, in consideration of Mr. Wiederhorn’s good will, cooperation, and continuing assistance, and in recognition of Mr. Wiederhorn’s past service to the Company, to help avoid litigation and for the other reasons stated in the agreement, the Company made a leave of absence payment to Mr. Wiederhorn in the amount of $2.0 million on June 2, 2004.

Mr. Wiederhorn began his leave of absence on August 2, 2004 and returned to the Company on October 12, 2005 where he currently serves as Chief Strategic Officer.  On or about November 22, 2005, Mr. Wiederhorn is expected to resume his role as Chairman and Chief Executive Officer.

NASDAQ Delisting

Effective October 14, 2004, the Company’s Common Stock began trading in the over-the-counter market.  Prior to that, the Company’s Common Stock was quoted on the NASDAQ National Market.  On July 20, 2004, the Company was notified by NASDAQ of a staff determination to delist the Company’s Common Stock effective July 29, 2004.  The Company challenged the staff determination and requested an oral hearing by a Listing Qualifications Panel to review the staff’s conclusions.  A hearing was held on September 9, 2004, and, on October 12, 2004, the Company was notified by NASDAQ that the Listing Qualifications Panel upheld the staff determination and the Company’s Common Stock was delisted from the NASDAQ National Market on October 14, 2004.  The Company requested a review of the Listing Qualifications Panel’s decision by NASDAQ’s Listing and Hearing Review Council.  On February 16, 2005, the Company received notice that the NASDAQ Listing and Hearing Review Council had upheld the Panel’s decision.  On April 21, 2005, the Board of Governors of NASDAQ approved the decision of the NASDAQ Listing and Hearing Review Council and the NASDAQ decision became final.  The Company is appealing the decision to the Securities and Exchange Commission.  There can be no assurance that an appeal will be successful.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOG CUTTER CAPITAL GROUP INC.

By: /s/ Donald J. Berchtold
Donald J. Berchtold
Chief Executive Officer

By: /s/ R. Scott Stevenson
R. Scott Stevenson
Senior Vice President and Chief Financial Officer

Date: November 14, 2005

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