Form 10-K
period 2005-12-31
FOG CUTTER CAPITAL GROUP INC
filed 2006-03-31
CIK 1048566

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this From 10-K. Yes ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐                   Accelerated filer ☐                  Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑.

APPLICABLE ONLY TO CORPORATE ISSUERS:

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price as quoted on OTC market on June 30, 2005 was $19,621,000.

As of February 28, 2006, there were 7,957,428 shared outstanding, not including 3,799,645 treasury shares, par value $0.0001 per share

DOCUMENTS INCORPORATED BY REFERENCE

See Item 15 for a list of exhibits incorporated by reference into this report.

FOG CUTTER CAPITAL GROUP INC.
FORM 10-K
INDEX

Certain statements contained herein and certain statements contained in future filings by the Company with the SEC may not be based on historical facts and are “Forward-Looking Statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-Looking Statements which are based on various assumptions (some of which are beyond the Company’s control) may be identified by reference to a future period or periods, or by the use of forward-looking terminology, such as “may,” “will,” “believe,” “expect,” “anticipate,” “continue,” or similar terms or variations on those terms, or the negative of those terms. Actual results could differ materially from those set forth in Forward-Looking Statements due to a variety of factors, including, but not limited to the following:

•       economic factors, particularly in the market areas in which the Company operates;

•       the financial and securities markets and the availability of and costs associated with sources of liquidity;

•       competitive products and pricing;

•       the real estate market;

•       fiscal and monetary policies of the U.S. Government;

•       changes in prevailing interest rates;

•       changes in currency exchange rates;

•       acquisitions and the integration of acquired businesses;

•       performance of retail/consumer markets;

•       effective expansion of the Company’s restaurants in new and existing markets;

•       profitability and success of franchisee restaurants;

•       availability of quality real estate locations for restaurant expansion;

•       the market for Centrisoft’s software products;

•       credit risk management; and

•       asset/liability management.

Except as may be required by law, the Company does not undertake, and specifically disclaims any obligation, to publicly release the results of any revisions which may be made to any Forward-Looking Statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements of Fog Cutter Capital Group Inc. and the notes thereto included elsewhere in this filing. References in this annual report to “the Company,” “we,” “our,” and “us” refer to Fog Cutter Capital Group Inc. and its subsidiaries unless the context indicates otherwise.

PART I

ITEM 1.   BUSINESS

General

Fog Cutter Capital Group Inc. operates a restaurant business, conducts commercial mortgage brokerage activities and makes real estate and other finance related investments. We also seek to acquire controlling interests in underperforming or undervalued operating businesses in which our management skills and financial structuring experience can create value.

The Company was originally incorporated as Wilshire Real Estate Investment Trust Inc. in the State of Maryland on October 24, 1997. However, we chose not to elect the tax status of a real estate investment trust and on January 25, 2001, we changed our name to Fog Cutter Capital Group Inc. to better reflect the diversified nature of our business. Our stock is traded over the counter under the ticker symbol “FCCG”.

Our website is www.fccgi.com. We make our annual report on Form 10-K, as well as other periodic reports filed with the Securities and Exchange Commission, available free of charge through our website as soon as reasonably practicable after they are filed. A copy of our annual report may also be obtained by writing to us at 1410 SW Jefferson Street, Portland, Oregon 97201, Attn: Investor Reporting.

Business Strategy

We are currently primarily focused on four strategies for our business:

1.                Develop, strengthen and expand our restaurant operations,

2.                Position our commercial real estate mortgage brokerage operation to maximize value,

3.                Stabilize and enhance the operations and value of our other consolidated subsidiaries, and

4.                Sell our portfolio of directly owned real estate.

In August 2003, we acquired voting control of Fatburger Holdings Inc. (“Fatburger”) and further increased our investment in May 2004. Subsequent to year end, we invested an additional $2.5 million in March 2006 and increased our voting control to 76%. The expansion and success of Fatburger has been a primary focus of our efforts. Due to these efforts, Fatburger has opened 27 additional restaurant locations since our acquisition and currently has agreements to add approximately 234 new franchise restaurants throughout the United States and Canada.

Due to the varied nature of our operations, we do not utilize a standard array of key performance indicators in evaluating our results of operations. Our evaluation instead focuses on an investment-by-investment or asset-by-asset analysis within our operating segments.

Operating Segments

Our operating segments are:

(i)            Restaurant Operations—conducted through our Fatburger subsidiary,

(ii)        Commercial Real Estate Mortgage Brokerage Operations—conducted through our subsidiary, George Elkins Mortgage Banking (“George Elkins”), and

(iii)    Real Estate, Merchant Banking and Financing operations.

Restaurant Operations

Fatburger, “The Last Great Hamburger Stand”®, opened its first restaurant in Los Angeles in 1952. There are currently 79 Fatburger restaurants located in 12 states and Canada. The restaurants specialize in fresh, made to order hamburgers and other specialty sandwiches. French fries, homemade onion rings, hand-scooped ice cream shakes and soft drinks round out the menu.

We acquired a controlling interest in Fatburger in August 2003 and own 71% voting control as of December 31, 2005. We plan to open additional Fatburger restaurants throughout the United States, Canada and China. While we will continue to open company owned restaurants in strategic markets, our primary strategy with respect to Fatburger is to increase the number of franchises, thus increasing our franchise fee and royalty income. Franchisees currently own and operate 53 of the Fatburger locations and we have agreements to add approximately 234 new franchise locations in the United States and Canada. Many factors affect our ability to open new franchise locations. We expect that it will take several years for our current franchisees to open all of their restaurant locations. One franchise location in New Orleans, LA closed during the year due to damage sustained in Hurricane Katrina. As is typical for this industry, the identification of qualified franchisees and quality locations affects the rate of growth in the number of our restaurants.

Our restaurant business is moderately seasonal, as average restaurant sales are slightly higher during the summer months than during the winter months. As such, results from our restaurant operations for any quarter are not necessarily indicative of results for any other quarter or for the full fiscal year.

Commercial Real Estate Mortgage Brokerage Operations

We hold a 51% ownership interest in George Elkins, a California commercial mortgage banking operation. George Elkins provided brokerage services related to the production of over $1 billion in commercial real estate mortgages during 2005 and manages a commercial loan servicing portfolio in excess of $1 billion for various investors. George Elkins is headquartered in Los Angeles, with satellite offices throughout the southern California area.

Real Estate, Merchant Banking and Financing Operations

We invest in various opportunities that can be generally categorized as follows:

•       Real Estate—Our real estate operations represent activity from our investment in 10 commercial properties located in Oregon, Texas, Alabama, Arkansas, Louisiana, Missouri and Michigan, as well as the operations of our leasehold interests in 77 freestanding retail buildings located throughout the United States. We also own controlling interests in Spanish corporations that own three apartment buildings in Barcelona. Our strategy with regard to our real estate investments is to position each property to enhance lease values for long-term income or for sale.

•       Loan Portfolio—We occasionally make loans to borrowers who, due to their particular circumstances, may not have access to traditional lending sources. These transactions inherently come with a higher relative degree of risk, but can provide a higher return on our investment. These opportunities generally involve situations in which the borrower needs further financing to maintain or develop its business. As we negotiate these loans, we generally seek to obtain significant fees and risk-appropriate interest rates, as well as opportunities to take equity positions in the borrower. These loans are typically short-term, with maturities ranging from 6 to 24 months. While we seek security (including real estate) for any loan we make, in some cases the value of the assets pledged may not exceed the amount of the loan.  We believe that these loans provide above average returns, however, there can be no assurance that these loans will continue to perform in the future.

•       Merchant Banking and Finance—Our merchant banking and financing operations focus on the acquisition of controlling interests in businesses in the process of restructuring. This can take the form of assisting in a management buy-out, refinancing corporate debt or acquiring the “non-core” assets of a business. Investments in this segment currently include debt and / or equity positions in Centrisoft Corporation (“Centrisoft”) and DAC International (“DAC”).

We expect that as we focus our attention on the expansion of the Fatburger operation, our future investments in real estate, loans and merchant banking activities will become less frequent.

Principal Assets

We have set forth below information regarding our principal assets at December 31, 2005 and 2004:

	December 31, 2005		December 31, 2004
	Carrying Value	%	Carrying Value	%
	(dollars in thousands)
Real estate, net	$30,292	46.4%	$26,660	36.0%
Cash and cash equivalents	4,071	6.2	11,948	16.2
Restaurant property, plant and equipment, net	5,167	7.9	6,228	8.4
Loans(1)	994	1.5	6,651	9.0
Investment in Bourne End Property Holdings Ltd	803	1.2	1,901	2.6
Intangible assets, net	5,586	8.6	5,401	7.3
Goodwill	9,979	15.3	7,063	9.6
Other assets	8,427	12.9	8,046	10.9
Total assets	$65,319	100.0%	$73,898	100.0%

(1)          Our loans are primarily secured by corporate stock and real estate.

The following sections provide additional information on our principal assets and operations as of December 31, 2005.

Restaurant Operations

We acquired the controlling interest in Fatburger in August 2003. Our investment consists of:

(i)            Series A Preferred Stock—convertible preferred stock which is convertible into a 50% ownership interest of the common stock of Fatburger on a fully diluted basis. As of December 31, 2005, we own approximately 93% of the issued and outstanding Series A Preferred stock, and currently hold voting rights equal to 71% of the voting control of Fatburger. The Series A Preferred stock is not redeemable and does not pay dividends.

(ii)        Series D Preferred Stock—redeemable convertible preferred stock which has a liquidation preference and is redeemable by Fatburger for $10.1 million plus accrued but unpaid dividends. Dividends accrue at a rate of 20% of the redemption value, compounded annually. As of December 31, 2005, the redemption amount totaled $13.5 million. The Series D Preferred does not have any voting rights but may be converted into common stock under certain circumstances. We own all of the issued and outstanding Series D Preferred stock.

Subsequent to year end, we invested an additional $2.5 million in March 2006, and increased our voting control to 76%.

As a result of our voting control, we report the operations of Fatburger on a consolidated basis. The accompanying consolidated statements of financial condition include the following at December 31, 2005 relating to Fatburger:

•       $5.2 million in net restaurant property, plant and equipment;

•       $5.1 million of intangible assets, primarily trademarks and franchises;

•       $7.1 million of goodwill; and

•       $6.9 million of borrowings and notes payable consisting of:

(i)             $6.1 million debt secured by substantially all of the assets of Fatburger, bearing interest at rates currently ranging from 4.5% to 6.9%, and requiring monthly payments of principal and interest, primarily through 2014. The debt requires adherence by Fatburger to financial covenants and conditions with which Fatburger was not in compliance as of December 31, 2005. Fatburger has requested a waiver from the lender for the financial covenants with which it was not in compliance at December 31, 2005.

(ii)         Mandatory redeemable preferred stock (the “Series B Preferred”) with a carrying value of $0.8 million which was issued by Fatburger to a third party on August 15, 2003. This stock is redeemable by Fatburger for $1.5 million at any time, but must be redeemed by August 15, 2009. Under certain circumstances, the Series B Preferred shareholders may convert their shares into the common stock of Fatburger in an amount equal to the redemption price based upon the fair value of the common stock at the time of conversion. The stock is entitled to dividends from Fatburger equal to 2.5% per annum of the redemption price and does not have voting rights.

Commercial Real Estate Mortgage Brokerage Operations

We own a 51% interest in George Elkins and report their operations on a consolidated basis. George Elkins provided brokerage services related to the production of over $1 billion in commercial real estate loans in 2005 and currently acts as the loan servicer for a portfolio of $1 billion in commercial real estate loans. Because George Elkins is a service based operation, there are no material assets or liabilities relating to the consolidation of that segment in the accompanying consolidated statements of financial condition.

Real Estate, Merchant Banking and Financing Operations

Real Estate—We invest, both directly and indirectly, in commercial and residential real estate. The following table sets forth information regarding our direct investments in real estate at December 31, 2005:

Date Acquired	Property Description	Location	Year Built/ Renovated	Net Leaseable Sq. Ft.	Approximate Percentage Leased at December 31, 2005	Net Book Value
10/2002	40 Freestanding Retail Properties	Various U.S.	Various	180,000	93%	$15,483,000
4/1998	Eugene Warehouse	Eugene, OR	Unknown	84,912	100%	1,529,000
6/2004	Barcelona Apartments	Spain	Unknown	31,600	59%	11,828,000
4/1998	Wilsonville-Land	Wilsonville, OR	N/A	474,804	N/A	1,452,000
						$30,292,000

N/A—Not applicable

The following is a brief description of each of the properties set forth in the above table:

•       Freestanding Retail Properties—We own 40 freestanding retail buildings throughout the United States, either directly or through capital leases. The buildings are approximately 4,500 square feet each and were originally developed during the 1970’s and 1980’s. The buildings are leased to a variety of tenants including convenience stores, video rental outlets, shoe stores and other small businesses. As of December 31, 2005, three of the buildings were vacant. We also control 45 similar retail locations through operating leases. During 2005, we sold 8 similar properties that had been held in the same portfolio for $4.5 million, and terminated the lease on 2 similar properties with no penalty. Subsequent to December 31, 2005, we sold 7 additional locations for an aggregate sales price of $3.6 million in cash.

•       Eugene Warehouse, 90005 Prairie Road, Eugene, Oregon—This building is an 84,000-square-foot warehouse located on 4.5 acres with access to Interstate Route 5 via Belt Line Road and to the Eugene-Springfield metropolitan and Gateway areas. The property is within the West Eugene enterprise zone, is fully leased, and is being marketed for sale.

•       Barcelona Apartments—This investment includes three apartment buildings, consisting of 46 residential units and 2 retail shops located in Barcelona, Spain. The three buildings were acquired subject to below market leases and we are working to relocate these tenants in order to enhance the value of the properties. During 2005, we sold one similar building for $1.9 million that had been held in the same portfolio. On March 20, 2006, we were informed by the manager of the VIE holding our Barcelona real estate investments that a third party has asserted that it holds a security interest in one of the properties. This security interest would allow it, subject to certain legal conditions, to acquire ownership of the property on March 24, 2006 unless the VIE formally assumed or repaid a mortgage secured by the property in the approximate amount of $3.9 million. We have subsequently negotiated an extension of time to refinance or repay the mortgage to July 21, 2006.

•       Wilsonville Land—This 10.9-acre parcel of undeveloped land is located in the city of Wilsonville, Oregon, and is being held for future development or sale.

•       Indebtedness—When it is beneficial to do so, our general strategy is to leverage our real estate investments by incurring borrowings secured by these investments. Set forth below is information regarding our indebtedness relating to our real estate as of December 31, 2005.

Property	Principal Amount	Interest Rate	Approximate Maturity	Amortization	Annual Payments
Freestanding Retail Properties (subject to capital leases)	$10,551,000	8.5%	1/2018	30 Years	$1,412,000
Barcelona Apartments	$6,020,000	4.0%	06/2029	N/A	$240,000

The Wilsonville and Eugene properties are not currently subject to indebtedness.

Loans—Our portfolio consists primarily of four loans with a total outstanding principal balance of $1.5 million, not including loans to senior executives. However, as a result of purchase discounts and other deferred income, the carrying value of these loans is $1.0 million. The loans are secured as follows:

•       One loan, with a carrying value of $0.4 million, is secured by the stock of a restaurant business.

•       The remaining loans, with a total carrying value of $0.6 million, are secured by commercial or residential real estate.

As of December 31, 2005, one loan with a carrying value of $0.2 million had been restructured to provide additional time for repayment by the borrower in exchange for various extension fees or other new terms. As a result, this loan was considered impaired for accounting purposes and was on non-accrual status. However, no impairment reserve was required on this loan due to our expectation that the carrying amount would be collected. In March 2006, we sold our interest in this impaired loan for $0.7 million, providing a gain on sale of $0.5 million and a 33% annualized return on investment.

Two of the loans mature in 2006, one matures in 2008, and the other matures in 2010. Based upon our carrying value, the effective aggregate interest rate on these loans at December 31, 2005 was approximately 8.9%. The effective interest rate is net of the effect of the one impaired loan which was on non-accrual status and does not reflect the effect of points and fees collected.

Other Subsidiaries and Investments—We also invest in other finance related opportunities, including the debt or equity of corporations in the process of restructuring their operations. We currently have an interest in the following subsidiaries and investments:

•       Bourne End. In December 2000, we organized and led a group of investors to purchase all of the outstanding capital stock of Bourne End Properties Plc (“Bourne End”), a specialist investor in retail property. We invested in 26% of BEP Property Holdings Limited (“BEP”), which acquired Bourne End through a subsidiary incorporated in Jersey, Channel Islands. At the time of the acquisition, Bourne End had approximately GBP 169.6 million of assets and GBP 123.1 million of debt. The real estate assets consisted of 1.7 million square feet in fifteen shopping centers located in the United Kingdom. Bourne End has sold fourteen of these properties since the acquisition. The sales are consistent with the investor group’s strategy to reposition each of the centers with the ultimate goal of reselling the properties. Bourne End is currently under contract to sell the last remaining property. The sale is expected to close in late 2006 for a net cash price of approximately GBP 2.8 million ($4.8 million). The Company’s investment in Bourne End had a carrying value of $0.8 million at December 31, 2005.

•       Centrisoft Corporation. Between December 2004 and July 2005, we loaned a total of $2.2 million to Centrisoft Corporation (“Centrisoft”). In July 2005, we converted our investment into a 51% controlling interest in Centrisoft and began consolidating their assets, liabilities and operations in our financial statements. In November 2005, we increased our ownership percentage to 71%. As of December 31, 2005, our total net investment in Centrisoft was $3.3 million. Centrisoft develops and sells software that controls and enhances the productivity of enterprise networks and provides first level security against unauthorized applications and users. Centrisoft has a contract with a branch of the U.S. military which, when funded, is expected to cover its operating costs. The contract has been subject to delay and uncertainty due to military budget appropriations. Centrisoft is also marketing its products to the private sector. Since Centrisoft is in the early stages of its marketing, there can be no assurance that it will be successful in attracting a significant customer base. The accompanying consolidated statements of financial condition include the following at December 31, 2005 relating to Centrisoft:

•        $1.5 million in software costs (net of amortization);

•        $0.5 million in net intangible assets in the form of sales contracts;

•        $2.0 million of goodwill; and

•        $2.2 million of accounts payable and accrued liabilities.

•       DAC International.  In November 2005, we assumed 100% voting control of DAC International (“DAC”) through a Shareholder’s Pledge Agreement which was assigned to us in August 2002 as part of DAC’s debt restructuring. As a result of our voting control, we began consolidating the assets, liabilities and operations of DAC on November 1, 2005. As of December 31, 2005, our total net investment in DAC was $1.6 million. DAC is a supplier of computer controlled lathes and milling machinery for the production of contact and intraocular lenses. The accompanying consolidated statements of financial condition include the following at December 31, 2005 relating to DAC:

•        $1.7 million of inventory;

•        $0.6 million in trade receivables;

•        $0.9 million of goodwill; and

•        $1.8 million of accounts payable and accrued liabilities, including $0.8 million of sales deposits.

Funding Sources

In order to maximize the return on our investments, we generally seek to fund acquisitions with third-party debt and equity financing so that our invested capital represents a relatively small percentage of the purchase price. Funding sources for real property assets generally involve capital leases or longer-term traditional mortgage financing with banks and other financial institutions. Our investments in corporate restructuring opportunities are often made without third-party leverage. The following table sets forth information relating to our borrowings and other funding sources at December 31, 2005 and 2004.

	At December 31,
	2005	2004
	(dollars in thousands)
Borrowings and Notes payable:
Notes payable and other Fatburger debt	$6,916	$6,341
Notes payable on Barcelona properties	6,020	1,636
Total borrowings	12,936	7,977
Obligations under capital leases	10,856	12,401
Total borrowings and other funding sources	$23,792	$20,378

The following table sets forth certain information related to our borrowings. During the reported periods, borrowings were comprised of Fatburger debt, mortgage debt on real estate and obligations under capital leases. Averages are determined by utilizing month-end balances.

	December 31,
	2005	2004
	(dollars in thousands)
Average amount outstanding during the year	$21,775	$28,620
Maximum month-end balance outstanding during the year	24,684	45,312
Weighted average rate:
During the year	7.4%	6.7%
At end of year	5.9%	8.6%

Asset Quality

Our real estate investments are carried at the lower of historical cost (net of depreciation) or estimated market value. Our estimate of market value is based upon comparable sales information for similar properties. Our loan portfolio is secured by real estate, commercial assets and corporate stock. We evaluate the quality of our loans based upon the underlying value of the collateral. We also give consideration to the credit performance of these loans.

Employees

As of December 31, 2005, we had approximately 659 employees, which included approximately 32 employees of George Elkins, 15 employees of Centrisoft, 33 employees of DAC and 566 employees of Fatburger.

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

Competition

Restaurant Operations

The restaurant industry, particularly the fast food segment, is highly competitive and there are numerous well-established competitors possessing substantially greater financial, marketing, personnel and other resources than we have. In addition, the fast food industry is characterized by the frequent introduction of new products, accompanied by substantial promotional campaigns. In recent years, numerous companies in the fast food industry have introduced products positioned to capitalize on growing consumer preference for food products which are, or are perceived to be, healthful, nutritious, low in calories and low in fat content. It can be expected that Fatburger will be subject to competition from companies whose products or marketing strategies address these consumer preferences. In addition, the market for suitable restaurant locations, franchisees, and staff is highly competitive in that fast food companies, major restaurant companies and non-food companies compete for the best in all of these resources.

Commercial Real Estate Mortgage Brokerage Operations

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

ITEM 1A.   RISK FACTORS

The delisting of our common stock from the NASDAQ Stock Market could impair our ability to finance our operations through the sale of common stock or securities convertible into common stock.

Effective October 14, 2004, due to a NASDAQ staff determination to delist our common stock, our stock began trading in the over-the-counter (“OTC”) market. Prior to the delisting, our common stock was quoted on the NASDAQ National Market. The liquidity of our common stock is reduced by trading on the OTC market as compared to quotation on the NASDAQ National Market. The coverage of the Company by security analysts and media could be reduced, which could result in lower prices for our common stock than might otherwise prevail and could also result in increased spreads between the bid and ask prices for our common stock. Additionally, certain investors will not purchase securities that are not quoted on the NASDAQ Stock Market, which could materially impair our ability to raise funds through the issuance of common stock or other securities convertible into common stock.

Because the trading price of our common stock is current below $5.00 per share, trading in our common stock is subject to certain restrictions and the market for our common stock could diminish.

Because the trading price of our common stock is less than $5.00 per share, trading in our common stock is subject to Rule 15g-9 of the Securities Exchange Act of 1934, as amended. Under that Rule, brokers who recommend such securities to persons other than established customers and accredited investors must satisfy special sales practice requirements, including an individualized written suitability determination for the purchaser and the purchaser’s written consent prior to any transaction. The Securities Enforcement Remedies and Penny Stock Reform Act of 1990 also requires additional disclosure in connection with any trades involving a stock defined as a penny stock (generally, any equity security not traded on an exchange or quoted on NASDAQ that has a market price of less than $5.00 per share), including the delivery of a disclosure schedule explaining the penny stock market and the associated risks. Such requirements could severely limit the market liquidity of our common stock.

Changes in interest rates and currency exchange rates affect our net income.

Our borrowings and the availability of further borrowings are substantially affected by, among other things, changes in interest rates. Fluctuations in interest rates will affect our net income to the extent our operations and our fixed rate assets are funded by variable rate debt. We are also affected by foreign currency exchange rate changes, as a significant portion of our assets are invested in foreign currencies, mainly the euro and Great British pound. See Item 7A—Quantitative and Qualitative Disclosures about Market Risk for further analysis.

If we do not retain our key employees and management team our ability to execute our business strategy will be limited.

Our future performance will depend largely on the efforts and abilities of our key executive, finance and accounting, and managerial personnel, and on our ability to attract and retain them. The loss of one or more of our senior management personnel may adversely affect our business, financial condition or operating results. When we lose key employees, new employees must spend a significant amount of time learning our business model in addition to performing their regular duties and integration of these individuals often results in some disruption to our business. In addition, our ability to execute our business strategy will depend on our ability to recruit and retain key personnel. Our key employees are not obligated to continue their employment with us and could leave at any time. As part of our strategy to attract and retain personnel, we offer stock option grants to certain employees. However, given the fluctuations of the market price of our common stock, potential employees may not perceive our equity incentives such as stock options as attractive, and current employees whose options are no longer priced below market value may choose not to remain employed by us. In addition, due to the intense competition for qualified employees, we may be required to increase the level of compensation paid to existing and new employees, which could materially increase our operating expenses.

We are the subject of litigation, which may be expensive and may be time consuming for our management team.

On July 6, 2004, one of our stockholders, Jeff Allan McCoon, derivatively on behalf of Fog Cutter, filed a lawsuit in the Circuit Court for the State of Oregon (Multnomah County) which named us and all of our directors as defendants. The lawsuit, as amended, alleged that our Board of Directors breached their fiduciary duties to us and our stockholders in a number of ways, primarily relating to the leave of absence agreement with Mr. Wiederhorn. On January 6, 2006, the Circuit Court dismissed the entire derivative lawsuit, ruling that Mr. McCoon was unfit to represent the Company’s stockholders. Mr. McCoon has filed an appeal to this ruling. We are obligated to indemnify our officers and directors to the extent permitted by applicable law in connection with this action, and have insurance for such individuals, to the extent of the limits of the applicable insurance policies and subject to potential reservations of rights. We are unable, however, to predict the ultimate outcome of matter. We cannot assure you that we will be successful in defending against this action and, if we are unsuccessful, we may be subject to significant damages that could have a material adverse effect on our business, financial condition and operating results. Even if we are successful, defending against this action has been, and will likely continue to be, expensive, time consuming and may divert management’s attention from other business concerns and harm our business.

Risks related to Fatburger

Fatburger may not be able to achieve its planned expansion.

We intend to grow Fatburger primarily through developing additional new franchisee and Company-owned restaurants. Development involves substantial risks, including:

•       the availability of financing to Fatburger and to franchisees at acceptable rates and upon acceptable terms;

•       development costs exceeding budgeted or contracted amounts;

•       delays in the completion of construction;

•       the inability to identify, or the unavailability of, suitable sites on acceptable leasing or purchase terms;

•       developed properties not achieving desired revenue or cash flow levels once opened;

•       incurring substantial unrecoverable costs in the event that a development project is abandoned prior to completion;

•       the inability to obtain all required governmental permits;

•       changes in governmental rules, regulations and interpretations; and

•       changes in general economic and business conditions.

Although we intend to manage Fatburger’s development to reduce such risks, we cannot assure you that present or future development will perform in accordance with our expectations. We cannot assure you that we will complete the development and construction of the restaurants, or that any such development will be completed in a timely manner or within budget, or that any restaurants will generate our expected returns on investment. Our inability to expand Fatburger in accordance with our plans or to manage our growth could have a material adverse effect on our results of operations and financial condition.

We may not be able to obtain financing sufficient to fund our planned expansion of Fatburger.

We are implementing a nationwide and international expansion of franchise and Company-owned locations of Fatburger, which will require significant liquidity. If Fatburger or its franchisees are unsuccessful in obtaining capital sufficient to fund this expansion, the timing of restaurant openings may be delayed and Fatburger’s results may be harmed.

Fatburger’s success depends on its ability to locate a sufficient number of suitable new restaurant sites.

One of the biggest challenges in meeting our growth objectives for Fatburger will be to secure an adequate supply of suitable new restaurant sites. We have experienced delays in opening some Fatburger restaurants and may experience delays in the future. There can be no assurance that sufficient suitable locations will be available for our planned expansion in any future period. Delays or failures in opening new restaurants could materially adversely affect Fatburger’s performance and our business, financial condition, operating results and cash flows. In addition, Fatburger is contemplating expanding into international markets in Asia, which may have additional challenges and requirements.

New restaurants, once opened, may not be profitable, if at all, for several months.

We anticipate that new Fatburger restaurants will generally take several months to reach normalized operating levels due to inefficiencies typically associated with new restaurants, including lack of market awareness, the need to hire and train a sufficient number of team members, operating costs, which are often materially greater during the first several months of operation than thereafter, pre-opening costs and other factors. Further, some, or all of the new restaurants may not attain anticipated operating results or results similar to those of Fatburger’s existing restaurants. In addition, restaurants opened in new markets may open at lower average weekly sales volumes than restaurants opened in existing markets, and may have higher restaurant-level operating expense ratios than in existing markets. Sales at restaurants opened in new markets may take longer to reach average annual company-owned restaurant sales, if at all, thereby affecting the profitability of these restaurants.

Fatburger’s existing systems and procedures may be inadequate to support our growth plans.

We face the risk that Fatburger’s existing systems and procedures, restaurant management systems, financial controls, information and accounting systems, management resources and human resources will be inadequate to support our planned expansion of company-owned and franchised restaurants. Expansion may strain Fatburger’s infrastructure and other resources, which could slow restaurant development or cause other problems. We may not be able to respond on a timely basis to all of the changing demands that our planned expansion will impose on Fatburger’s infrastructure and other resources. Any failure by us to continue to improve our infrastructure or to manage other factors necessary for us to achieve Fatburger’s expansion objectives could have a material adverse effect on our operating results.

The quick service restaurant segment is highly competitive, and that competition could lower revenues, margins and market share.

The quick-service restaurant industry is highly competitive with respect to price, service, location, personnel and the type and quality of food, and there are many well-established competitors. Each of Fatburger’s restaurants competes directly and indirectly with a large number of national and regional restaurant chains, as well as with locally-owned quick-service restaurants, fast casual restaurants, and sandwich shops and other similar types of businesses. The trend toward a convergence in grocery, deli and restaurant services may increase the number of Fatburger’s competitors. Such increased competition could have a material adverse affect on Fatburger’s financial condition and results of operations. Some of Fatburger’s competitors have substantially greater financial, marketing, operating and other resources than we have, which may give them a competitive advantage. Certain of Fatburger’s competitors have introduced a variety of new products and engaged in substantial price discounting in recent years and may continue to do so in the future. There can be no assurance as to the success of any of Fatburger’s new products, initiatives or overall strategies, or assurance that competitive product offerings, pricings and promotions will not have an adverse effect upon Fatburger’s financial condition and results of operations.

Changes in economic, market and other conditions could adversely affect Fatburger and its franchisees, and thereby our operating results.

The quick-service restaurant industry is affected by changes in international, national, regional, and local economic conditions, consumer preferences and spending patterns, demographic trends, consumer perceptions of food safety, weather, traffic patterns, the type, number and location of competing restaurants, and the effects of war or terrorist activities and any governmental responses thereto. Factors such as inflation, food costs, labor and benefit costs, legal claims, and the availability of management and hourly employees also affect restaurant operations and administrative expenses. The ability of Fatburger and its franchisees to finance new restaurant development, improvements and additions to existing restaurants, and the acquisition of restaurants from, and sale of restaurants to, franchisees is affected by economic conditions, including interest rates and other government policies impacting land and construction costs and the cost and availability of borrowed funds.

Increases in the minimum wage may have a material adverse effect on Fatburger’s business and financial results.

Fatburger has a substantial number of employees who are paid wage rates at or slightly above the minimum wage. As federal and state minimum wage rates increase, Fatburger may need to increase not only the wages of its minimum wage employees, but also the wages paid to the employees at wage rates which are above minimum wage. If competitive pressures or other factors prevent Fatburger from offsetting the increased costs by price increases, profitability may decline. In addition, various other proposals that would require employers to provide health insurance for all of their employees are being considered from time to time in Congress and various states. The imposition of any requirement that Fatburger provide health insurance to all employees on terms materially different from its existing programs could have a material adverse impact on the results of operations and financial condition of Fatburger.

Events reported in the media, such as incidents involving food-borne illnesses or food tampering, whether or not accurate, can cause damage to Fatburger’s brand’s reputation and swiftly affect sales and profitability.

Reports, whether true or not, of food-borne illnesses (such as e-coli, avian flu, bovine spongiform encephalopathy, hepatitis A, trichinosis or salmonella) and injuries caused by food tampering have in the past severely injured the reputations of participants in the quick service restaurant segment and could in the future affect Fatburger as well. Fatburger’s brand’s reputation is an important asset to the business; as a result, anything that damages a brand’s reputation could immediately and severely hurt sales and, accordingly, revenues and profits. If customers become ill from food-borne illnesses, Fatburger could also be forced to temporarily close some restaurants. In addition, instances of food-borne illnesses or food tampering, even those occurring solely at the restaurants of competitors, could, by resulting in negative publicity about the restaurant industry, adversely affect sales on a local, regional or system-wide basis. A decrease in customer traffic as a result of these health concerns or negative publicity, or as a result of a temporary closure of any Fatburger restaurants, could materially harm Fatburger’s business.

Changing health or dietary preferences may cause consumers to avoid products offered by Fatburger in favor of alternative foods.

The foodservice industry is affected by consumer preferences and perceptions. Fatburger’s success depends, in part, upon the popularity of burgers and quick-service dining. Shifts in consumer preferences away from this cuisine or dining style could have a material adverse affect on our future profitability. The restaurant industry is characterized by the continual introduction of new concepts and is subject to rapidly changing consumer preferences, tastes and eating and purchasing habits. While burger consumption in the United States has grown over the past 20 years, the demand may not continue to grow or taste trends may change. Fatburger’s success will depend in part on our ability to anticipate and respond to changing consumer preferences, tastes and eating and purchasing habits, as well as other factors affecting the food service industry, including new market entrants and demographic changes. If prevailing health or dietary preferences and perceptions cause consumers to avoid these products offered by Fatburger restaurants in favor of alternative or healthier foods, demand for Fatburger’s products may be reduced and its business could be harmed.

Fatburger is subject to health, employment, environmental and other government regulations, and failure to comply with existing or future government regulations could expose Fatburger to litigation, damage Fatburger’s reputation and lower profits.

Fatburger and its franchisees are subject to various federal, state and local laws affecting their businesses. The successful development and operation of restaurants depend to a significant extent on the selection and acquisition of suitable sites, which are subject to zoning, land use (including the placement of drive-thru windows), environmental (including litter), traffic and other regulations. Restaurant operations are also subject to licensing and regulation by state and local departments relating to health, food preparation, sanitation and safety standards, federal and state labor laws (including applicable minimum wage requirements, overtime, working and safety conditions and citizenship requirements), federal and state laws prohibiting discrimination and other laws regulating the design and operation of facilities, such as the Americans with Disabilities Act of 1990. If Fatburger fails to comply with any of these laws, it may be subject to governmental action or litigation, and its reputation could be accordingly harmed. Injury to Fatburger’s reputation would, in turn, likely reduce revenues and profits.

In recent years, there has been an increased legislative, regulatory and consumer focus on nutrition and advertising practices in the food industry, particularly among quick service restaurants. As a result, Fatburger may become subject to regulatory initiatives in the area of nutrition disclosure or advertising, such as requirements to provide information about the nutritional content of its food products, which could increase expenses. The operation of Fatburger’s franchise system is also subject to franchise laws and regulations enacted by a number of states and rules promulgated by the U.S. Federal Trade Commission. Any future legislation regulating franchise relationships may negatively affect Fatburger’s operations, particularly its relationship with its franchisees. Failure to comply with new or existing franchise laws and regulations in any jurisdiction or to obtain required government approvals could result in a ban or temporary suspension on future franchise sales. Changes in applicable accounting rules imposed by governmental regulators or private governing bodies could also affect Fatburger’s reported results of operations, and thus cause our stock price to fluctuate or decline.

Fatburger’s earnings and business growth strategy depends in large part on the success of its franchisees, and Fatburger’s reputation may be harmed by actions taken by franchisees that are outside of its control.

A portion of Fatburger’s earnings comes from royalties and other amounts paid by Fatburger’s franchisees. Franchisees are independent contractors, and their employees are not employees of Fatburger. Fatburger provides training and support to, and monitors the operations of, its franchisees, but the quality of their restaurant operations may be diminished by any number of factors beyond Fatburger’s control. Consequently, franchisees may not successfully operate stores in a manner consistent with Fatburger’s high standards and requirements and franchisees may not hire and train qualified managers and other restaurant personnel. Any operational shortcoming of a franchise restaurant is likely to be attributed by consumers to an entire brand, thus damaging Fatburger’s reputation and potentially affecting revenues and profitability.

Risks related to Centrisoft

Centrisoft currently relies on a single federal contract to cover its operating costs which is subject to delay and uncertainty related to the federal appropriations process.

Centrisoft has a contract with a branch of the United States military which, when funded, is expected to cover all of its operating expenses. Due to uncertainties related to the federal appropriations process, funding under this contract has been subject to delay, and may remain unfunded indefinitely. There can be no assurance that funds will be appropriated and paid under this contact and if this contract is not funded, Centrisoft’s operating results will suffer.

If Centrisoft is unable to compete successfully in the highly competitive market for network productivity and security products for any reason, its business will fail.

Centrisoft is an early stage company that currently has a limited customer base. The market for enterprise network productivity and security products is intensely competitive and we expect competition to intensify in the future. An increase in competitive pressures in this market or Centrisoft’s failure to compete effectively may result in pricing reductions, reduced gross margins and a failure to obtain market share. Other competitors offering similar products have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, marketing and other resources than Centrisoft does. In addition, larger competitors may bundle products competitive with Centrisoft’s with other products that they may sell to our potential customers. These customers may accept these bundled products rather than separately purchasing our products.

Customer demand, competitive pressure and rapid changes in technology and industry standards could render Centrisoft’s products and services unmarketable or obsolete, and Centrisoft may be unable to introduce new or improved products and services, or update existing products or services, timely and successfully.

To succeed, Centrisoft must continually change and improve its products, add new products and services, provide updates to products and services and replace existing products and services in response to changes in customer demand, competitive pressure, rapid technological developments and changes in operating systems, Internet access and communications, application and networking software, computer and communications hardware, programming tools, computer language technology and computer hacker techniques. Centrisoft may be unable to successfully and timely develop and introduce these new, improved or updated products and services or achieve and maintain market acceptance for new, improved or updated products and services we develop and introduce.

The development and introduction of new, enterprise network and security products or providing updates to existing products, is a complex and uncertain process that requires great innovation, the ability to anticipate technological and market trends, the ability to deliver updates in a timely fashion and the ability to obtain required domestic and foreign governmental and regulatory certifications.

Releasing new or improved products and services, or updates to products or services, prematurely may result in quality problems, and releasing them late may result in loss of customer confidence and market share. When Centrisoft introduces new or enhanced products and services, it may be unable to successfully manage the transition from its existing products and services to deliver enough new products and services to meet customer demand.

Undetected product errors or defects could result in loss of revenues, delayed market acceptance and claims against Centrisoft.

Centrisoft’s products and services may contain undetected errors or defects, especially when first released. Despite extensive testing, some errors are discovered only after a product has been installed and used by customers. Any errors discovered after commercial release could result in loss of revenues or claims against Centrisoft or its resellers.

Centrisoft may be required to defend lawsuits or pay damages in connection with the alleged or actual failure of Centrisoft’s products and services.

Because Centrisoft’s products provide and monitor network security and may protect valuable information, Centrisoft may face claims for product liability, tort or breach of warranty relating to its products and services. Anyone who circumvents Centrisoft’s security measures could misappropriate the confidential information or other property of end-users using our products and services or interrupt their operations. If that happens, affected end-users or channel customers may sue Centrisoft. In addition, Centrisoft may face liability for breaches caused by faulty installation and implementation of its products by end-users or channel customers. Although Centrisoft attempts to reduce the risk of losses from claims through contractual warranty disclaimers and liability limitations, these provisions may be unenforceable. Some courts, for example, have found contractual limitations of liability in standard software licenses to be unenforceable because the licensee does not sign the license. Defending a suit, regardless of its merit, could be costly and could divert management attention. Although Centrisoft currently maintains business liability insurance, this coverage may be inadequate or may be unavailable in the future on acceptable terms, if at all.

Centrisoft may be unable to adequately protect our proprietary rights, which may limit its ability to compete effectively.

Despite Centrisoft’s efforts to protect its proprietary rights, unauthorized parties may misappropriate or infringe on its patents, trade secrets, copyrights, trademarks, service marks and similar proprietary rights. Centrisoft may, however, be unsuccessful in protecting its trade secrets or, even if successful, any required litigation may be costly and time consuming, which could harm our business.

If Centrisoft fails to obtain and maintain patent protection for our technology, we may be unable to compete effectively. In addition, Centrisoft relies on unpatented proprietary technology. Because this proprietary technology does not have patent protection, Centrisoft may be unable to meaningfully protect this technology from unauthorized use or misappropriation by a third party. Centrisoft’s competitors may independently develop similar or superior technologies or duplicate any unpatented technologies that we have developed which could significantly reduce the value of its proprietary technology or threaten its market position.

Risks related to our real estate holdings and our mortgage brokerage business

Our performance and value are subject to risks associated with our real estate assets and with the real estate industry.

Our economic performance and the value of our real estate assets, and consequently the value of our stock, are subject to the risk that if our real estate properties do not generate revenues sufficient to meet our operating expenses, including debt service and capital expenditures, our cash flow will be adversely affected. The following factors, among others, may adversely affect the income generated by our real estate properties:

•       downturns in the international, national, regional and local economic conditions (particularly increases in unemployment);

•       competition from other office, hotel and commercial buildings;

•       local real estate market conditions, such as oversupply or reduction in demand for office, hotel or other commercial or residential space;

•       changes in interest rates and availability of attractive financing;

•       vacancies, changes in market rental rates and the need to periodically repair, renovate and re-let space;

•       increased operating costs, including insurance expense, utilities, real estate taxes, state and local taxes and heightened security costs;

•       civil disturbances, earthquakes and other natural disasters, or terrorist acts or acts of war which may result in uninsured or underinsured losses;

•       significant expenditures associated with each investment, such as debt service payments, real estate taxes, insurance and maintenance costs which are generally not reduced when circumstances cause a reduction in revenues from a property;

•       declines in the financial condition of our tenants and our ability to collect rents from our tenants; and

•       decreases in the underlying value of our real estate.

Acquired properties may expose us to unknown liability.

We may acquire properties subject to liabilities and without any recourse, or with only limited recourse against the prior owners or other third parties, with respect to unknown liabilities. As a result, if a liability were asserted against us based upon ownership of those properties, we might have to pay substantial sums to settle or contest it, which could adversely affect our results of operations and cash flow. Unknown liabilities with respect to acquired properties might include:

•       liabilities for clean-up of undisclosed environmental contamination;

•       claims by tenants, vendors or other persons against the former owners of the properties;

•       liabilities incurred in the ordinary course of business; and

•       claims for indemnification by general partners, directors, officers and others indemnified by the former owners of the properties.

Because we rely on our ability to sell assets to generate liquidity, fluctuations in the real estate market could negatively affect our cash flow.

We currently generate a substantial portion of our liquidity from sales of assets, including real estate assets. If we are unable to sell assets at effective prices, it may affect our liquidity and profitability.

We may have difficulty selling our properties, which may limit our flexibility.

Properties like the ones that we own could be difficult to sell. This may limit our ability to change our portfolio promptly in response to changes in economic or other conditions. In addition, tax laws limit our ability to sell properties and this may affect our ability to sell properties without adversely affecting or performance or returns. These restrictions reduce our ability to respond to changes in the performance of our investments and could adversely affect our financial condition and results of operations.

Exposure to the Southern California commercial real estate market could affect results for George Elkins.

Our mortgage brokerage business, George Elkins, relies on activity in the Southern California commercial real estate market. If this market weakens, we will have fewer sales, resulting in less brokerage commissions.

Competitive pressures in the commercial mortgage business could harm our business.

The commercial mortgage brokerage is highly competitive, and George Elkins competes with larger, better established competitors who often have greater resources than George Elkins. If George Elkins is unable to successfully compete against its competitors, its business will be harmed and our financial results could suffer.

ITEM 2.                PROPERTIES

Our corporate headquarters are located in Portland, Oregon, where we lease approximately 5,000 square feet of office space under a lease expiring in December 2009. We also lease an executive office in London, England. Fatburger leases approximately 6,600 square feet of corporate office space in Santa Monica, California under a lease that will expire in July 2007. Fatburger also operates 26 restaurant locations in California and Nevada. Two of the restaurant sites in Nevada are operated from properties owned by Fatburger, while the remaining locations are leased. George Elkins leases approximately 5,300 square feet of office space in Los Angeles, California under a lease that will expire in July 2015. Centrisoft leases approximately 5,100 square feet of office space in Portland, Oregon under a lease that will expire in November 2006. DAC leases approximately 17,500 square feet of office and production space in Carpinteria, California under a lease that will expire in December 2008.

ITEM 3.                LEGAL PROCEEDINGS

Capital Consultants LLC

As we have previously disclosed, our Chief Executive Officer, Andrew Wiederhorn, was the target of a grand jury investigation into the failure of Capital Consultants, LLC and entered into a settlement with the US Attorney’s Office. Under the Settlement terms, Mr. Wiederhorn pled guilty on June 3, 2004 to two federal counts and was sentenced to 18 months incarceration and fined $2.0 million. The first count, a violation of an ERISA provision, involved a federal law that required no criminal intent and for which his reliance on the advice of counsel was not a defense. The second count related to a violation involving a deduction on a personal tax return. The deduction was structured and approved by Mr. Wiederhorn’s tax advisors and did not reduce Mr. Wiederhorn’s tax liability or reduce the government’s tax collections. Neither charge was based upon any acts or omissions involving the Company or Mr. Wiederhorn in his capacity as an officer or director of the Company.

On June 2, 2004, we entered into a leave of absence agreement with Mr. Wiederhorn. In entering into this agreement, our Board of Directors considered the nature of the statutes to which Mr. Wiederhorn pled and the fact that he relied on the advice of expert legal counsel and a national accounting firm. The Board also believed it was important to assure Mr. Wiederhorn’s return to active involvement with us because of his expertise and knowledge and to preserve a significant business relationship and the value of our investments. Under the terms of the leave of absence agreement, Mr. Wiederhorn continued to receive his regular salary and bonus as set forth in his employment agreement. In consideration of Mr. Wiederhorn’s good will, cooperation, and continuing assistance, and in recognition of Mr. Wiederhorn’s past service to us, to help avoid litigation and for the other reasons stated in the agreement, we also made a leave of absence payment to Mr. Wiederhorn in the amount of $2.0 million on June 2, 2004.

Mr. Wiederhorn began his leave of absence on August 2, 2004, returned to the Company on October 12, 2005 and resumed his role as Chairman and Chief Executive Officer on November 22, 2005.

NASDAQ Delisting

Effective October 14, 2004, our common stock began trading in the over-the-counter market. Prior to that, our common stock was quoted on the NASDAQ National Market. On July 20, 2004, we were notified by NASDAQ of a staff determination to delist our common stock effective July 29, 2004. We were unsuccessful in appealing the determination and our common stock was delisted from the NASDAQ National Market on October 14, 2004. We subsequently requested a review of the delisting by NASDAQ’s Listing and Hearing Review Council and by the Securities and Exchange Commission (“SEC”). Those appeals were also unsuccessful. On February 17, 2006, we filed a petition for review of the SEC decision with the United States Court of Appeals, District of Columbia Circuit. There can be no assurance that our petition for review will be successful.

Shareholder Derivative Complaint

On July 6, 2004, Jeff Allan McCoon, derivatively on behalf of Fog Cutter, filed a lawsuit in the Circuit Court for the State of Oregon (Multnomah County) which named us and all of our directors as defendants. The lawsuit, as amended, alleged that the Company’s Board of Directors breached their fiduciary duties to us and our stockholders in a number of ways, primarily relating to the leave of absence agreement with Mr. Wiederhorn. On January 6, 2006, the Circuit Court dismissed the entire derivative lawsuit, ruling that Mr. McCoon was unfit to represent our stockholders. Mr. McCoon has filed an appeal to this ruling.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 15, 2005, at the annual stockholders’ meeting, the Company’s stockholders elected five persons to the Board of Directors and ratified the selection of UHY LLP as the Company’s auditors for the year ending December 31, 2005. In connection with the election of directors, the shares of common stock present in person or by proxy were voted as follows:

	For	Withheld
Andrew A. Wiederhorn	6,652,905	1,153,520
Donald J. Berchtold	6,721,938	1,084,487
Don H. Coleman	6,720,838	1,085,587
K. Kenneth Kotler	6,722,038	1,084,387
M. Ray Mathis	6,722,038	1,084,387

In connection with the proposal to approve the ratification of the selection of UHY LLP, independent registered public accounting firm, as the Company’s auditors for the year ended December 31, 2005, there were 7,756,476 shares in favor of the proposal, 39,150 shares against the proposal, and 10,800 abstentions.

PART II

ITEM 5.                MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Trading Market and Historical Prices

From April 6, 1998 through October 13, 2004, our common stock, par value $0.0001 per share (the “Common Stock”) was quoted on the NASDAQ National Market. Effective October 14, 2004, our common stock began trading in the over-the-counter market on the OTC “pink sheets.”  The Common Stock is quoted under the symbol “FCCG.PK”. The approximate number of holders of record (not beneficial stockholders, as most shares are held in brokerage name) of our common stock was 47 at February 28, 2006.

The following table sets forth the high and low sales prices for our common stock as quoted on the OTC market (or on NASDAQ prior to October 14, 2004) for the periods indicated.

2005	High	Low
First quarter	$3.950	$2.950
Second quarter	$4.000	$3.050
Third quarter	$3.800	$3.250
Fourth quarter	$3.950	$3.000

2004	High	Low
First quarter	$6.600	$5.231
Second quarter	$5.950	$3.900
Third quarter	$4.450	$3.200
Fourth quarter	$4.000	$2.500

Dividends

During the year ended December 31, 2005 we declared four quarterly cash distributions of $0.13 per share, totaling $0.52 per share ($4.2 million). During the year ended December 31, 2004 we declared four quarterly cash dividends of $0.13 per share, totaling $0.52 per share ($4.4 million). On February 28, 2006 the Board of Directors declared a $0.13 per share dividend for the first quarter of 2006. The dividend was paid on March 14, 2006 to stockholders of record on March 9, 2006. We may declare and pay new quarterly dividends on our common stock in 2006, subject to our financial condition, results of operations, capital requirements and other factors deemed relevant by the Board of Directors. As we implement our strategy of focusing our efforts on the development of the Fatburger operations, we may determine to reduce the future dividend amount to a level that is more typical of the restaurant industry.

ITEM 6.                SELECTED FINANCIAL DATA

The following table sets forth selected historical, financial and operating data on a consolidated basis at December 31, 2005, 2004, 2003, 2002 and 2001 and for the years then ended. The information contained in this table should be read in conjunction with Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations and our historical consolidated financial statements, including the notes thereto, included elsewhere in this report.

	2005	2004	2003	2002	2001
	(dollars in thousands)
Statement of Operations Data:
Net Interest Income:
Loans (1)	$1,103	$2,088	$1,466	$557	$2,394
Securities	8	617	2,422	5,277	7,328
Other investments	180	110	173	264	226
Total interest income	1,291	2,815	4,061	6,098	9,948
Interest expense	—	112	669	1,906	4,548
Net interest income	1,291	2,703	3,392	4,192	5,400
Real Estate Operations:
Operating revenue	4,303	4,108	4,026	927	2,197
Operating expense	(1,470)	(1,760)	(1,930)	(669)	(418)
Gain on sale of real estate	2,187	1,703	279	49	1,142
Interest expense	(863)	(1,120)	(1,335)	(333)	(1,244)
Impairment losses—hurricane	(300)	—	—	—	—
Depreciation	(515)	(646)	(616)	(158)	(456)
Total real estate operations	3,342	2,285	424	(184)	1,221
Restaurant Operations:
Operating revenue	23,903	21,889	7,502	—	—
Cost of goods sold	(13,939)	(13,042)	(4,556)	—	—
Franchise and royalty fees	2,379	1,431	463	—	—
General and administrative costs	(11,593)	(10,809)	(3,514)	—	—
Interest expense	(646)	(661)	(319)	—	—
Depreciation and amortization	(1,386)	(1,498)	(494)	—	—
Total restaurant operations	(1,282)	(2,690)	(918)	—	—
Other Operating Income (Loss):
Loan brokerage fees	7,445	5,795	5,408	2,315	—
Market valuation losses and impairments	—	—	(762)	(400)	(11,422)
Provision for litigation claims	—	—	—	—	(2,000)
Equity in earnings (losses) of equity investees	(885)	4,419	4,934	1,100	(1,335)
Gain on sale of loans and securities	—	2,099	12,520	28,045	1,001
Other income (loss), net	1,031	4,457	1,466	(1,037)	(758)
Total other operating income (loss)	7,591	16,770	23,566	30,023	(14,514)
Operating Expenses:
Compensation and employee benefits	10,869	10,119	11,781	8,615	5,147
Leave of absence expense	—	4,750	—	—	—
Professional fees	2,485	2,535	1,925	2,158	1,365
Other	4,455	5,596	3,704	3,031	2,520
Total operating expenses	17,809	23,000	17,410	13,804	9,032
Net income (loss) before provision for income taxes and cumulative effect of a change in accounting principle	(6,867)	(3,932)	9,054	20,227	(16,925)
Provision for income taxes	—	—	3,655	3,522	—
Net income (loss) before cumulative effect of a change in accounting principle	(6,867)	(3,932)	5,399	16,705	(16,925)
Cumulative effect of a change in accounting principle	—	—	—	—	(1,021)
Net income (loss)	$(6,867)	$(3,932)	$5,399	$16,705	$(17,946)

(1)             Includes interest on loans to senior executives.

	Year Ended December 31,
	2005	2004	2003	2002	2001
Basic net income (loss) per share before cumulative effect of a change in accounting principle	$(0.85)	$(0.46)	$0.62	$1.69	$(1.61)
Cumulative effect per share of change in accounting principle	—	—	—	—	(.10)
Basic net income (loss) per share	$(0.85)	$(0.46)	$0.62	$1.69	$(1.71)
Weighted average shares outstanding	8,045,604	8,462,950	8,651,500	9,905,900	10,507,413
Diluted net income (loss) per share before cumulative effect of a change in accounting principle	$(0.85)	$(0.46)	$0.62	$1.66	$(1.61)
Cumulative effect per share of change in accounting principle	—	—	—	—	(.10)
Diluted net income (loss) per share	$(0.85)	$(0.46)	$0.62	$1.66	$(1.71)
Diluted weighted average shares outstanding	8,045,604	8,462,950	8,767,400	10,049,100	10,525,413
Cash Flow Data:
Net cash (used in) provided by operating activities	$(6,662)	$(9,000)	$(7,957)	$(8,081)	$22,316
Net cash provided by investing activities	$417	$35,026	$35,229	$25,767	$37,413
Net cash (used in) provided by financing activities	$(1,549)	$(33,695)	$(22,469)	$(9,994)	$(56,358)
Other Data:
Dividends declared per share	$0.52	$0.52	$0.52	$0.52	$0.39

	At December 31,
	2005	2004	2003	2002	2001
Total assets	$65,319	$73,898	$108,976	$110,586	$82,057
Cash and cash equivalents	$4,071	$11,948	$19,607	$14,505	$6,753
Securities available for sale, at estimated fair value	$1	$9	$35,510	$59,317	$51,783
Loans	$994	$6,651	$3,744	$2,245	$4,819
Investments in real estate	$30,292	$26,660	$22,577	$21,498	$4,471
Investments in WFSG and affiliates	$—	$—	$—	$—	$5,893
Investments in Bourne End	$803	$1,901	$2,141	$5,579	$5,195
Borrowings and notes payable	$12,936	$7,977	$33,122	$35,478	$37,966
Obligations under capital leases	$10,856	$12,401	$12,942	$16,847	$—
Total stockholders’ equity	$21,389	$34,307	$45,381	$44,207	$38,799

Our net earnings during 2003 and 2002 came primarily from the sale of mortgage-backed securities and from the sale of real estate by our Bourne End subsidiary. In 2004, these assets became a less significant part of our balance sheet and material earnings from the sale of these assets are not expected to continue. We have reinvested a portion of the proceeds from the sale of these assets into equity positions in Fatburger, George Elkins, Centrisoft, and other investments. We expect to continue to emphasize our restaurant operations and other business segments. Future earnings will depend upon the profitability of the operations in which we hold an equity interest, or the ability to sell such an interest for a profitable return.

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained herein and certain statements contained in future filings by the Company with the SEC may not be based on historical facts and are “Forward-Looking Statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-Looking Statements which are based on various assumptions (some of which are beyond the Company’s control) may be identified by reference to a future period or periods, or by the use of forward-looking terminology, such as “may,” “will,” “believe,” “expect,” “anticipate,” “continue,” or similar terms or variations on those terms, or the negative of those terms. Actual results could differ materially from those set forth in Forward-Looking Statements due to a variety of factors, including, but not limited to the following:

•       economic factors, particularly in the market areas in which the Company operates;

•       the financial and securities markets and the availability of and costs associated with sources of liquidity;

•       competitive products and pricing;

•       the real estate market;

•       fiscal and monetary policies of the U.S. Government;

•       changes in prevailing interest rates;

•       changes in currency exchange rates;

•       acquisitions and the integration of acquired businesses;

•       performance of retail/consumer markets;

•       effective expansion of the Company’s restaurants in new and existing markets;

•       profitability and success of franchisee restaurants;

•       availability of quality real estate locations for restaurant expansion;

•       the market for Centrisoft’s software products;

•       credit risk management; and

•       asset/liability management.

Except as may be required by law, the Company does not undertake, and specifically disclaims any obligation, to publicly release the results of any revisions which may be made to any Forward-Looking Statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements of Fog Cutter Capital Group Inc. and the notes thereto included elsewhere in this filing. References in this filing to “the Company,” “we,” “our,” and “us” refer to Fog Cutter Capital Group Inc. and its subsidiaries unless the context indicates otherwise.

Executive Summary

Business Overview

Fog Cutter Capital Group Inc. operates a restaurant business, conducts commercial mortgage brokerage activities and makes real estate and other finance related investments. We also seek to acquire controlling interests in underperforming or undervalued operating businesses in which our management skills and financial structuring can create value. We are currently primarily focused on four strategies for our business:

1.                Develop, strengthen and expand our restaurant operations,

2.                Position our commercial real estate mortgage brokerage operation to maximize value,

3.                Stabilize and enhance the operations and value of our other consolidated subsidiaries, and

4.                Sell our portfolio of directly owned real estate.

Operating Segments

Our operating segments are:

(i)            Restaurant Operations—conducted through our Fatburger subsidiary,

(ii)        Commercial Real Estate Mortgage Brokerage Operations—conducted through our subsidiary, George Elkins Mortgage Banking (“George Elkins”), and

(iii)    Real Estate, Merchant Banking and Financing operations.

Due to the varied nature of our operations, we do not utilize a standard array of key performance indicators in evaluating our results of operations. Our evaluation instead focuses on an investment-by-investment or asset-by-asset analysis within our operating segments.

Significant Events

The following significant events affected our operations for the year ended December 31, 2005:

•       Sale of Real Estate—During the year, we sold eight stand-alone retail locations (including one location subject to a capital lease) in separate transactions for an aggregate sales price of $4.1 million in cash and notes receivable of $0.4 million. The Company used $0.4 million of the proceeds to retire an associated capital lease obligation and recognized gains on the sales totaling $1.8 million.

•       Investment in Barcelona, Spain Properties—In 2004, we funded $2.3 million in loans to various related Spanish corporations formed to purchase, reposition, and sell apartment buildings in Barcelona, Spain. In 2005, we funded an additional $4.7 million in loans and are currently committed to fund an additional $0.7 million. As noted in Financial Statement Note 20—Variable Interest Entities, these investments are considered Variable Interest Entities (“VIE”), thus, the assets, liabilities and operations of the VIE have been consolidated into our financial statements. To date, the VIE has invested in four apartment buildings. One building, with a cost of $1.5 million including capital improvements, was sold in November 2005 for $1.9 million, providing us a cash return of $0.9 million on our original $0.6 million investment. The remaining three buildings have a total cost of $11.8 million, including capital improvements. These real estate investments, and related operational expenditures, were funded with bank loans totaling $6.0 million, our $6.4 million investment and a $0.2 million contribution from the project managers. On March 20, 2006, we were informed by the manager of the VIE holding our Barcelona real estate investments that a third party has asserted that it holds a security interest in one of the properties. This security interest would allow it, subject to certain legal conditions, to acquire ownership of the property on March 24, 2006 unless the VIE formally assumed or repaid a mortgage secured by the property in the approximate amount of $3.9 million. We have subsequently negotiated an extension of time to refinance or repay the mortgage to July 21, 2006.

•       Centrisoft Acquisition—Between December 2004 and July 2005, we loaned a total of $2.2 million to Centrisoft Corporation (“Centrisoft”). In July 2005, we converted our investment into a 51% controlling interest in Centrisoft and began consolidating their assets, liabilities and operations in our financial statements. In November 2005, we increased our ownership percentage to 71%. Through December 31, 2005 our total investment in Centrisoft was $3.3 million. Centrisoft develops and sells software that controls and enhances the productivity of enterprise networks and provides first level security against unauthorized applications and users. Centrisoft has a contract with a branch of the U.S. military which, when funded, is expected to cover its operating costs. The contract has been subject to delay and uncertainty due to military budget appropriations. Centrisoft is also marketing its products to the private sector. Since Centrisoft is in the early stages of its marketing, there can be no assurance that it will be successful in attracting a significant customer base. We do not consider Centrisoft to be a reportable segment of our business at this time. Centrisoft has completed the development of its software products, but does not have a significant customer base at this time. As customer sales are developed, Centrisoft may become a reportable segment of our operations. However, there can be no assurance that these events will occur as expected.

•       DAC Acquisition—In November 2005, we assumed 100% voting control of DAC through a Shareholder’s Pledge Agreement which was assigned to us in August 2002 as part of DAC’s debt restructuring. As a result of our voting control, we began consolidating the assets, liabilities and operations of DAC on November 1, 2005. DAC is a supplier of computer controlled lathes and milling machinery for the production of contact and intraocular lenses. As of December 31, 2005, the basis of our investment in DAC was $1.6 million. We do not consider DAC to be a reportable segment of our business at this time.

•       Dividends—We declared and paid a $0.13 per share dividend for each quarter of 2005, disbursing a total of $4.2 million.

•       Call Option—In April 2004, we purchased a three year call option from Andrew A. Wiederhorn, the Company’s Chairman and Chief Executive Officer. The call option gave us the right, but not the obligation, to purchase 423,245 of the Company’s outstanding common stock from Mr. Wiederhorn for a purchase price of $3.99 per share. We exercised the call option in March 2005 for $1.7 million and placed the purchased shares in treasury.

•       Loans to Senior Executives—On November 15, 2005, Mr. Wiederhorn repaid a loan from us in the amount of $2.0 million. This leaves us with two loans remaining to Mr. Wiederhorn, both of which originated prior to the passage of the Sarbanes-Oxley Act of 2002. The remaining loans total $0.9 million bearing interest at the prime rate, and are due on February 21, 2007. Further information on these loans to executives will be included in our definitive proxy statement for our 2006 annual meeting of stockholders which we will file within 120 days of December 31, 2005, our fiscal year end.

Critical Accounting Policies

Our consolidated financial statements, found under Item 8 Financial Statements and Supplementary Data in this filing, have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.

Accounting for Equity Investees

The equity method of accounting is used for investments in associated companies which are not unilaterally controlled by us and in which our interest is generally between 20% and 50% of the outstanding voting rights. Our share of earnings or losses of associated companies in which at least 20% of the voting securities is owned, is included in the consolidated statement of operations.

Valuation

At December 31, 2005, our largest asset consisted of our portfolio of real estate. We value our real estate holdings either by independent appraisal or through internally generated analysis using comparable market data.

Sale Recognition

Our accounting policy calls for the recognition of sales of financial instruments only when we have irrevocably surrendered control over these assets. We do not retain any recourse or performance obligations with respect to our sales of financial instruments.

We recognize gain on sales of real estate under the full accrual method when:

1.                a sale is consummated,

2.                the buyer’s initial and continuing investments are adequate to demonstrate a commitment to pay for the property,

3.                any receivable from the buyer is not subject to future subordination, and

4.                the usual risks and rewards of ownership of the property have been transferred to the buyer.

If any of these conditions are not met, our accounting policy requires that gain on sale be deferred until all of the conditions have been satisfied.

Fatburger Restaurant and Franchise Revenue

Revenue from the operation of Fatburger company-owned restaurants is recognized when sales occur.

Franchise fee revenue from the sale of individual Fatburger franchises is recognized only when we have substantially performed or satisfied all material services or conditions relating to the sale. The completion of training and the opening of a location by the franchisee constitute substantial performance on our part. Currently, Fatburger charges $50,000 per location in franchise fees. One-half of the fees are collected in cash at the time the franchise rights are granted and the balance is collected at the time the lease for the location is executed. Nonrefundable deposits collected in relation to the sale of franchises are recorded as deferred franchise fees until the completion of training and the opening of the restaurant, at which time the franchise fee revenue is recognized.

Fatburger also collects a royalty ranging from 5% to 6% of gross sales from restaurants operated by franchisees. Fatburger recognizes royalty fees as the related sales are made by the franchisees. Costs relating to continuing franchise support are expensed as incurred.

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

We assess potential impairments to goodwill and intangible assets at least annually, or when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Our judgments regarding the existence of impairment indicators and future cash flows related to intangible assets are based on operational performance of our acquired businesses, market conditions and other factors. Future events could cause us to conclude that impairment indicators exist and that goodwill or other intangible assets associated with our acquired businesses are impaired. Any resulting impairment loss could have an adverse impact on our results of operations.

Results of Operations

Our operations have resulted in net income (loss) as follows:

Net Income (Loss)

	Year Ended December 31
	2005	2004	2003
	(dollars in thousands, except per share data)
Net Income (Loss)	$(6,867)	$(3,932)	$5,399
Earnings (Loss) Per Share	$(0.85)	$(0.46)	$0.62

The net loss for the year ended December 31, 2005 was $6.9 million, or $0.85 per share. The loss is primarily due to significant operating expenses associated with our management infrastructure. We have put in place a management structure which we believe will enable us to significantly expand our operations, notably our Fatburger subsidiary. However, until the growth in operations is realized, the cost of our management structure will be borne by our existing operations. Our results for 2005 compare to a net loss for 2004 of $3.9 million, or $0.46 per share, which was also primarily attributable to our operating expenses as we transitioned the balance sheet and began focusing on our restaurant operations and other key subsidiaries. Our net income of $5.4 million, or $0.62 per share for 2003 was provided mainly by gain on sale of loans and securities as we liquidated those investments.

The following sections describe the results of operations of our operating segments for each of the three years ended December 31, 2005, 2004 and 2003.

Restaurant Segment Operations

The following table shows our operating margin for company owned restaurants for each of the three years ended December 31:

	Year Ended December 31
	2005	2004	2003
	(% to Company-owned restaurant sales)
Restaurant Sales:
Company-owned restaurant sales	100.0%	100.0%	100.0%
Cost of sales (as % of Company restaurant sales)	58.3%	59.6%	60.7%
Operating margin (restaurant sales only)	41.7%	40.4%	39.3%

The following table shows our total operating results from the restaurant segment for each of the three years ended December 31:

	Year Ended December 31
	2005	2004	2003
	(% to total revenue)
Total Restaurant Operations:
Company-owned restaurant sales	90.9%	93.9%	94.2%
Royalty revenue	6.9%	5.3%	3.9%
Franchise fee revenue	2.2%	0.8%	1.9%
Total revenue	100.0%	100.0%	100.0%
Cost of goods sold	56.0%	55.9%	57.2%
General & administrative costs	41.1%	46.4%	44.1%
Interest expense	2.5%	2.8%	4.0%
Depreciation & amortization	5.3%	6.4%	6.2%
Net loss	(4.9%)	(11.5%)	(11.5%)

For the year ended December 31, 2005, company owned restaurant sales increased 9.2% to $23.9 million from $21.9 million in 2004. This increase was primarily the result of new store openings in late 2004. There were no material price increases in 2005, nor did we open any company-owned restaurants in 2005. The operating margin for company-owned locations increased to 41.7% in 2005 from 40.4% in 2004, due to the continued implementation of cost control measures. Royalty revenue increased 45.5%, from $1.2 million in 2004 to $1.8 million in 2005, while Franchise Fee revenue increased 192.4%, from $0.2 million in 2004 to $0.6 million in 2005. Both of these increases are a result of our restaurant operations growth strategy, as Fatburger opened 18 franchise stores in 2005. Our net loss from restaurant operations decreased to 4.9% of total revenue for 2005 due to the increases in Operating Margin and Franchise and Royalty revenue from the opening of eighteen new franchise locations.

Operating results for the years ended December 31, 2004 and 2003 are not comparable since the 2003 period includes results for only the five months since our acquisition in August 2003.

Commercial Real Estate Mortgage Brokerage Segment Operations

	Year Ended December 31
	2005	2004	2003
	(% to total revenue)
Loan Brokerage Fees	93.3%	93.2%	92.7%
Loan Servicing and Other revenue	6.7%	6.8%	7.3%
Total revenue	100.0%	100.0%	100.0%
Compensation Expense	83.9%	83.5%	83.1%
Professional Fees	0.8%	0.6%	2.9%
Other Operating Expense	11.3%	14.7%	15.4%
Net Income (Loss)	4.0%	1.2%	(1.4%)

For the year ended December 31, 2005, total revenue for this business segment increased 28.2% to $8.0 million from $6.2 million in 2004. This increase was due to increased loan brokerage volume in 2005. During the year ended December 31, 2005, our George Elkins subsidiary provided brokerage services relating to the funding of $1.1 billion in commercial real estate loans, an increase of $400 million over the prior year. Our net income from this business segment increased to $0.3 million, or 4.0% of segment revenue in 2005. This was an increase from $0.1 million, or 1.3% of segment revenue in 2004 and came as a result of our ability to maintain segment overhead costs in a raising production environment.

For the year ended December 31, 2004, total revenue for this business segment increased 6.6% to $6.2 million from $5.8 million in 2003 primarily because of increased volume in 2004. During the year ended December 31, 2004, our George Elkins subsidiary provided brokerage services relating to the funding of $700 million in commercial real estate loans, an increase of $100 million over the prior year. Our net income from the segment increased to 1.3% of segment revenue for 2004 from a net loss of 1.3% of segment revenue in 2003 due to decreased professional fees and operating expenses.

Compensation expense is relatively high as a percentage of segment revenue because it includes amortization of capitalized deferred compensation of approximately $0.4 million in each of the three years presented above. In conjunction with our acquisition, certain employees of George Elkins entered into long-term employment agreements and received payments totaling $1.9 million which we are amortizing over the contract terms. At December 31, 2005, the remaining contracts expire within the next 17 months.

Real Estate, Merchant Banking and Finance Segment Operations

Real Estate Operations:

	Year Ended December 31
	2005	2004	2003
	(dollars in thousands)
Operating revenue	$4,303	$4,108	$4,026
Operating expenses	(1,470)	(1,760)	(1,930)
Operating margin	2,833	2,348	2,096
Interest expense	(863)	(1,120)	(1,335)
Depreciation	(515)	(646)	(616)
Impairment losses—hurricane	(300)	—	—
Gain on sale of real estate	2,187	1,703	279
Net Income from real estate operations	3,342	2,285	424

During the year ended December 31, 2005, our operating margin on real estate increased to $2.8 million from $2.3 million in 2004. This increase is the result of our success in reducing vacancies and increasing lease rates. In 2005, we sold 8 buildings for total proceeds of $4.5 million, providing a gain on sale of $1.8 million. In addition, we sold one building in Barcelona, Spain in 2005 for total proceeds of $1.9 million, resulting in a gain on sale of $0.4 million. In 2005, we established a reserve of $0.3 million relating to damage to two retail buildings in Louisiana affected by hurricane Katrina.

For the year ended December 31, 2004, our operating margin on real estate operations increased to $2.3 million from $2.1 million in 2003. This increase was due to improvements on the returns on underperforming properties through capital improvements and increased lease rates. In 2004, we sold 8 buildings for total proceeds of $3.7 million, providing a gain on sale of $1.7 million.

Net Interest Income:

	Year Ended December 31
	2005	2004	2003
	(dollars in thousands)
Loan portfolios(1):
Interest income	$1,103	$2,088	$1,466
Average asset balance	7,522	11,011	6,470
Average yield	14.7%	19.0%	22.7%
Cash Deposits and other investments:
Interest income	$188	$727	$2,595
Average asset balance	7,583	23,725	65,432
Average yield	2.5%	3.1%	4.0%
Interest Expense(2):
Interest Expense on Related borrowings	$—	$(112)	$(669)
Average liability balance	—	8,170	29,859
Average rate	—	1.4%	2.2%
Total
Net Interest income	$1,291	$2,703	$3,392
Average asset balance	15,105	34,736	71,902
Net interest margin(3)	8.5%	7.8%	4.7%

(1)          Includes loans to senior officers.

(2)          Excludes borrowings related to investments in real estate.

(3)          Net interest margin represents net interest income divided by average interest-earning assets.

Our net interest income for the year ended December 31, 2005 was $1.3 million, compared with $2.7 million for the same period in 2004, and $3.4 million for 2003. The decrease in each subsequent year is primarily attributable to a net reduction in average asset balance, reflecting the sale of most of our mortgage-backed securities and the pay down of the related debt facilities.

Equity in Earnings of Equity Investees—At December 31, 2005, our sole equity investee was Bourne End Properties Plc. (“Bourne End”). We own approximately 26% of Bourne End, which operates a shopping center in the United Kingdom. At the time of our original investment in 2000, Bourne End owned 15 shopping centers in Europe. Fourteen of these centers were sold in prior years generating net income to us totaling $9.7 million since our original investment. During the year ended December 31, 2005 we recognized $0.9 million of losses from equity investees, compared to income of $4.4 million for the year ended December 31, 2004 and $4.9 million for the year ended December 31, 2003. The decrease in 2004 is due to the gains recognized on the sale of shopping centers in the prior years. The loss in 2005 results from no buildings being sold during 2005 while Bourne End still had operational and income tax expenses.

Miscellaneous Revenue sources:

	Year Ended December 31
	2005	2004	2003
	(dollars in thousands)
Gain on sale of loans or securities	$—	$2,099	$12,520
Gain on sale of prepaid servicing credit	—	1,530	—

During the year ended December 31, 2005 we did not recognize any gains on sale of loans or securities. Gains in 2004 and 2003 were primarily from the sale of mortgage-backed securities. Because we have sold substantially our entire mortgage-backed securities portfolio, we expect that this will no longer be a significant source of income for us.

In 2004, we sold our Wilshire Credit Corporation (“WCC”) prepaid loan servicing credit (the “Loan Servicing Credit”) for $1.7 million in cash, recognizing a gain of $1.5 million. The Loan Servicing Credit was originally acquired by us in 1998, when we were an affiliate of WCC.

Operating Expenses:

	Year Ended December 31
	2005	2004	2003
	(dollars in thousands)
Compensation and employee benefits	$4,178	$4,924	$6,932
Professional fees	2,425	2,498	1,756
Insurance expense	939	714	539
Travel and entertainment	519	826	836
Occupancy costs	202	178	167
VIE (Barcelona properties) operating expenses	413	1,786	—
Directors fees	347	362	266
Padraig (V-Model) operating expenses	277	739	739
Centrisoft other operating expenses	167	—	—
Leave of absence expense	—	4,750	—
Other expenses	683	78	259
Total operating expenses	$10,150	$16,855	$11,494

For the 2005 fiscal year, we incurred segment operating expenses from real estate, merchant banking and finance operations of $10.2 million, compared to $16.9 million for 2004 and $11.5 million for 2003. Compensation expenses for the 2005 period include Centrisoft compensation expenses of $0.8 incurred since our acquisition in July 2005. Our consolidated subsidiary, Padraig (V Model Management), is a French LLC which terminated operations in December 2005 and was fully written-off at December 31, 2005.

Changes in Financial Condition

Overview

Our assets, liabilities and stockholders’ equity can be summarized as follows:

	Year Ended December 31
	2005	2004
	(dollars in thousands)
Total assets	$65,319	$73,898
Total liabilities	43,930	39,591
Total stockholders’ equity	21,389	34,307

The decrease in total assets from 2004 to 2005 is primarily due to a decrease in cash due to operating activities and the payment of dividends.  As we implement our strategy of focusing our efforts on the development of the Fatburger operations, we may determine to reduce the future dividend amount to a level that is more typical of the restaurant industry. The increase in total liabilities from 2004 to 2005 is due to the increase in borrowings on our Barcelona real estate investments through the VIE. Stockholders’ equity decreased during the year ended December 31, 2005 by approximately $12.9 million resulting from our net loss of $6.9 million, dividends paid of $4.2 million and the purchase of treasury stock of $1.7 million. These changes are described in more detail as follows:

Cash

Our cash decreased $7.8 million from December 31, 2004 to December 31, 2005. Significant sources and uses of cash during 2005 include:

•                    $6.7 million of cash used in operations—comprised primarily of our net loss of $6.9 million, partially offset by non-cash items;

•                    $0.4 million of cash provided by investing activities—including $5.7 million from the sale of real estate, net $2.5 million received from our loan portfolio, and $2.0 million from the repayment of loans to senior executives, partially offset by a $9.8 million investment in real estate and other property; and

•                    $1.5 million of cash used in financing activities—including $4.2 million in dividends paid during the year and a $1.7 million purchase of treasury stock, partially offset by a net $4.4 million inflow from borrowings and capital leases.

Net Investments in Real Estate, and related liabilities

Our investments in real estate can be summarized as follows:

	Year Ended December 31
	2005	2004
	(dollars in thousands)
US based investments—owned(1):
Purchase price / improvements	$7,032	$9,429
Accumulated depreciation	(677)	(646)
Net book value	6,355	8,783
US based investments—capital leases(2):
Purchase price / improvements	13,141	14,074
Accumulated depreciation	(1,032)	(782)
Net book value	12,109	13,292
Foreign-based investments—owned(3):
Purchase price / improvements	11,828	4,585
Accumulated depreciation	—	—
Net book value	11,828	4,585
Total investments in real estate, net	$30,292	$26,660

(1)          Includes 10 commercial properties within the United States at December 31, 2005.

(2)          Includes 32 commercial properties under capital lease throughout the United States at December 31, 2005.

(3)          Includes 3 apartment buildings in Barcelona, Spain at December 31, 2005, and 2 buildings at December 31, 2004.

Borrowings related to our investments in real estate were as follows:

	Year Ended December 31
	2005	2004
	(dollars in thousands)
Obligations on real estate under capital lease	$10,551	$11,985
Borrowings on Barcelona properties	6,020	1,636
Total borrowing related to real estate	$16,571	$13,621

The 2005 decrease in owned US properties is due to the sale of 7 properties with a net book value of $2.3 million and accumulated depreciation of $0.1 million. There is no debt related to these investments. Subsequent to December 31, 2005, we sold seven of the remaining ten owned properties for net proceeds of $3.6 million. These seven properties had a net book value of $3.0 million at the time of sale.

Investments in properties under capital lease decreased $1.2 million in 2005 due to depreciation of $0.3 million and the release of 3 properties under capital lease with a net book value of $0.9 million. Obligations under capital leases related to these properties decreased $1.4 million in 2005 primarily due to the termination without penalty of the leases on these 3 properties and scheduled monthly payments.

Our investment in apartment buildings in Barcelona, Spain increased $7.2 million in 2005. This was the result of $8.7 million of additional investment during the year to purchase two buildings, partially offset by the sale for $1.9 million of one of the buildings originally purchased in 2004, which had a net book value of $1.5 million at the time of disposal. Borrowings related to the Barcelona investments have increased $4.4 million in 2005 due to the purchase of the two additional buildings.

Net Restaurant Property, Plant and Equipment, and related liabilities

	Year Ended December 31
	2005	2004
	(dollars in thousands)
Restaurant Property, Plant & Equipment:
Purchase price / improvements	$7,940	$7,993
Accumulated depreciation	(2,773)	(1,765)
Net book value	5,167	6,228

Net restaurant property, plant and equipment decreased $1.1 million in 2005 as compared to 2004, primarily due to depreciation. Obligations under capital lease related to these properties decreased $0.1 million, from $0.4 million at December 31, 2004 to $0.3 million at December 31, 2005, due to scheduled monthly payments.

Restaurant Debt

As of December 31, 2005, our restaurant operations have debt in the amount of $6.9 million. This compares to $6.3 million at December 31, 2004. The increase was primarily due to additional borrowings and the refinancing of certain notes payable during 2005. See Financial Statement Note 12—Borrowings and Notes Payable for further details related to this debt.

Goodwill and Net Intangible Assets

	Year Ended December 31
	2005	2004
	(dollars in thousands)
Goodwill—Fatburger acquisition	$7,063	$7,063
Goodwill—Centrisoft acquisition	1,999	—
Goodwill—DAC International acquisition	917	—
Total Goodwill	9,979	7,063
Net Intangible Assets—Fatburger	5,134	5,338
Net Intangible Assets—Centrisoft	452	—
Net Intangible Assets—Other	—	63
Total Net Intangible Assets	5,586	5,401

As a result of the acquisition and consolidation of Centrisoft in July 2005 and DAC International in November 2005, goodwill increased $2.9 million from December 31, 2004 to December 31, 2005. Net intangible assets increased $0.2 million over the same period due to the acquisition of Centrisoft, partially offset by amortization of $0.3 million during the year. We do not believe that there is any impairment of goodwill or net intangible assets at December 31, 2005. Net intangible assets at December 31, 2005 consists of trademark rights of approximately $4.0 million, franchise agreements of approximately $0.8 million, sales contracts for Centrisoft of approximately $0.5 million, and other miscellaneous intangible assets of approximately $0.3 million.

Loan Portfolio

As of December 31, 2005, our loan portfolio (excluding loans to senior executives) consists of four individual loans with a combined carrying value of $1.0 million. Three of the loans are secured by real estate consisting of commercial property located in Texas and Arizona, and one loan is secured by stock in a restaurant business. The loans have a weighted average interest rate (excluding fees and points) of 8.9% and a weighted average maturity of 2 months, excluding the effects of one loan that is considered impaired for accounting purposes. As of December 31, 2005, this impaired loan totaling $0.2 million had been restructured to provide additional time for repayment by the borrower in exchange for various extension fees and other new terms. Although this loan was considered impaired for accounting purposes, management believed that the carrying amount would be collected, so no impairment reserve was recorded for this loan. In March 2006, we sold our interest in this loan for proceeds of $0.7 million, providing a gain of $0.5 million on the sale.

Loans to Senior Executives

We currently have two loans to Mr. Wiederhorn for a total of $1.0 million. Both loans were made on February 21, 2002 (prior to the passage of the Sarbanes-Oxley Act of 2002). The loans are due on February 21, 2007, and bear interest at the prime rate, as published in the Wall Street Journal, which interest is added to the principal annually. On November 15, 2005, Mr. Wiederhorn repaid in full, a third loan in the amount of $2.0 million. For further information on these loans to Mr. Wiederhorn, see our annual meeting proxy statement for 2006 which we will file within 120 days of December 31, 2005, our fiscal year end.

Investment in Bourne End Properties, Ltd.

Our investment in Bourne End decreased by $1.1 million from $1.9 million at December 31, 2004 to $0.8 million at December 31, 2005, due to our 26% share ($0.9 million) of Bourne End’s net loss of $5.2 million and changes in foreign exchange rates. The net loss of Bourne End for the year was the result of operating losses of $1.0 million, depreciation of $0.1 million relating to its last remaining shopping center and a provision for a UK income tax audit matter of $4.1 million.

Other Assets

	Year Ended December 31
	2005	2004
	(dollars in thousands)
Inventory	$1,880	$126
Software costs	1,484	—
Trade receivables	1,246	454
Restaurant assets	894	816
Capitalized deferred compensation	508	878
Prepaid expenses	390	308
Mortgage servicing rights	234	253
Investment in operating leases	126	298
Advisory fee receivable	—	1,368
Other	650	562
Total other assets	$7,412	$5,063

The increase in inventory and trade receivables for the year ended December 31, 2005 relate primarily to the acquisition of DAC. The increase in capitalized software costs relate to the acquisition of Centrisoft. The advisory fee receivable held at December 31, 2004 was collected in full in 2005.

Deferred Income

Our deferred income relating to the collection of unearned Fatburger franchise fees was $4.3 million at December 31, 2005, compared with $4.5 million at December 31, 2004. As of December 31, 2005, nearly all of the deferred income was comprised of the initial one-half non-refundable deposit received per location and the balance of the franchise fee (approximately an additional $4.3 million) will be collected in cash as leases on these locations are signed.

Accrued Expenses and Other Liabilities

Accrued Expenses and Other Liabilities totaled $10.1 million at December 31, 2005, compared with $7.2 million at December 31, 2004. The increase is primarily a result of the inclusion of $0.8 million of sales deposits and $1.0 million of accounts payable and accrued expenses from the acquisition of DAC International, and $2.2 million of accounts payable and accrued expenses from the acquisition of Centrisoft.

Deferred Income Taxes

Deferred income taxes remained substantially unchanged at $5.7 million at December 31, 2005. As of December 31, 2005, we had, for U.S. Federal tax purposes, a net operating loss (“NOL”) carryforward of approximately $85.2 million, including $6.8 million relating to Fatburger. Our NOL carryforwards begin to expire in 2018, while Fatburger’s NOL carry forwards began to expire in 2004.

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund business operations, acquisitions, and expansion (including growth of company-owned and franchised restaurant locations), engage in loan acquisition and lending activities and for other general business purposes. In addition to cash on hand, our primary sources of funds for liquidity during 2005 consisted of cash provided by proceeds from the sale of real estate and repayments on loans. As of December 31, 2005, we had cash or cash equivalents of $4.1 million, which we believe will be sufficient to meet our current liquidity needs.

At December 31, 2005, we had total consolidated secured indebtedness of $23.8 million, as well as $20.1 million of other liabilities. Our consolidated secured indebtedness consisted of:

•       $10.9 million in capital leases maturing between 2010 and 2040 which are secured by real estate;

•       mortgage notes payable of $6.0 million secured by real estate; and

•       notes payable and other debt of Fatburger of $6.9 million secured by the assets of Fatburger.

We consider the sale of assets to be a normal, recurring part of our operations and we are currently generating adequate cash flow as a result of these transactions. However, excluding the sale of assets from time to time, we are currently operating with negative cash flow, since many of our assets do not currently generate sufficient cash to cover operating expenses. We believe that our existing sources of funds will be adequate to meet our liquidity needs; however, there can be no assurance that this will be the case.

Liquidity Risks

If our existing liquidity position were to prove insufficient, and we were unable to repay, renew or replace maturing indebtedness on terms reasonably satisfactory to us, we may be required to sell (potentially on short notice) a portion of our assets, and could incur losses as a result. Specific risks to our liquidity position include the following:

Interest rate risk

Our borrowings and the availability of further borrowings are substantially affected by, among other things, changes in interest rates, changes in market spreads or decreases in credit quality of our assets. Material increases in interest expense from variable-rate funding sources, or material decreases in monthly cash receipts from operations, generally would negatively impact our liquidity. On the other hand, material decreases in interest expense from variable-rate funding sources would positively affect our liquidity. Fluctuations in interest rates will impact our net income to the extent our operations and our fixed rate assets are funded by variable rate debt. We may also be impacted to the extent that our variable rate assets re-price on a different schedule or in relation to a different index than any floating rate debt. See Item 7A - Quantitative and Qualitative Disclosures about Market Risk for further analysis.

Fatburger debt covenant non-compliance

At December 31, 2005, Fatburger was not in compliance with all obligations under the agreements evidencing its indebtedness, as defined in the applicable agreements. Fatburger failed to meet the prescribed fixed charge coverage ratio and the prescribed debt-coverage ratio at December 31, 2005. Due to Fatburger’s non-compliance, the financial institution has the right to call the notes in 2006. Fatburger has requested a waiver from the lender for the financial covenants with which it was not in compliance at December 31, 2005. There can be no assurance that Fatburger will be successful in obtaining a waiver from the lender for non-compliance. Failure to obtain this waiver could pose a significant liquidity risk for the Company.

Fatburger expansion

Fatburger is involved in a nationwide expansion of franchise and Fatburger owned locations, which will require significant liquidity. If real estate locations of sufficient quality cannot be located, the timing of restaurant openings may be delayed. Additionally, if Fatburger or its franchisees cannot obtain capital sufficient to fund this expansion, the timing of restaurant openings may be delayed.

Centrisoft operations

We expect that Centrisoft will require capital resources and have negative cash flow for the near term. Centrisoft has a contract with a branch of the U.S. military which, when funded, is expected to cover its operating costs. The contract has been subject to delay and uncertainty due to military budget appropriations. There can be no assurance that funds will be appropriated and paid for this contract. Centrisoft is also marketing its products to the private sector. Since Centrisoft is in the early stages of its marketing, there can be no assurance that it will be successful in attracting a significant customer base. Centrisoft is currently marketing its software to potential customers both directly and through re-seller relationships. There can be no assurance that Centrisoft will be successful in generating sufficient cash flow to support its own operations in the near term.

Dividends

During the year ended December 31, 2005, we declared four quarterly cash distributions of $0.13 per share each, totaling $0.52 per share ($4.2 million). While we do not have a fixed dividend policy, we may declare and pay new dividends on our common stock, subject to our financial condition, results of operations, capital requirements and other factors deemed relevant by the Board of Directors. One factor the Board of Directors may consider is the impact of dividends on our liquidity. As we implement our strategy of focusing our efforts on the development of the Fatburger operations, we may determine to reduce the future dividend amount to a level that is more typical of the restaurant industry.

NASDAQ delisting

Effective October 14, 2004, due to a NASDAQ staff determination to delist our common stock, our stock began trading in the over-the-counter (“OTC”) market. Prior to that, we were quoted on the NASDAQ National Market. We appealed the decision with NASDAQ at various levels, but were informed on April 21, 2005 that the NASDAQ decision was final. We are continuing to appeal the decision, but there can be no assurance that the appeal will be successful.

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

Common stock trading price

If the trading price of our common stock is less than $5.00 per share, trading in our common stock could be subject to Rule 15g-9 of the Securities Exchange Act of 1934, as amended. Under that Rule, brokers who recommend such securities to persons other than established customers and accredited investors must satisfy special sales practice requirements, including an individualized written suitability determination for the purchaser and the purchaser’s written consent prior to any transaction. The Securities Enforcement Remedies and Penny Stock Reform Act of 1990 also requires additional disclosure in connection with any trades involving a stock defined as a penny stock (generally, any equity security not traded on an exchange or quoted on NASDAQ that has a market price of less than $5.00 per share), including the delivery of a disclosure schedule explaining the penny stock market and the associated risks. Such requirements could severely limit the market liquidity of our common stock. There can be no assurance that our common stock will not become treated as penny stock.

Contractual Obligations

The following table provides information on the amounts of payments due under contractual obligations as of December 31, 2005 (dollars in thousands):

	Payments due by Period
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Borrowings and notes payable(1)(2)	$12,936	$10,662	$37	$889	$1,348
Interest on borrowings and notes payable	2,557	331	184	1,057	985
Obligations under capital leases(3)	30,472	1,580	2,985	2,862	23,045
Obligations under operating leases	14,391	3,422	4,884	2,311	3,774
Obligations under employment contracts	1,250	1,250	—	—	—
Total	$61,606	$17,245	$8,090	$7,119	$29,152

(1)          Borrowings related to our Barcelona properties, held through our VIE, are classified as “Less than 1 year” due to our intention to sell these properties.

(2)          Borrowings on two notes payable by Fatburger are classified as “Less than 1 year” due to Fatburger’s non-compliance with certain debt covenants at December 31, 2005.

(3)          The amount of imputed interest to reduce the minimum capital lease payments to present value is $19.6 million using an effective interest rate of 8.5%. Includes $22.0 million in payments expected to be made under bargain lease renewals.

Accounting Standards Not Yet Adopted

We have not yet adopted FASB Statement No. 123 “Accounting for Stock Based Compensation” in accounting for our stock option plan. This Statement requires adoption beginning with the first period that begins after December 15, 2005. As such, we will adopt this standard starting with the first quarter of 2006. Currently, we apply Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for the option plan. Accordingly, we have not recognized any compensation expense in 2005 for grants under the Option Plan.

We have not yet adopted FASB Statement No. 151 “Inventory Costs—an amendment of ARB No. 43, Chapter 4”, which clarifies the requirements for abnormal inventory-related costs and the allocation of fixed production overhead costs to inventory. This Statement requires adoption beginning with the first fiscal year that begins after June 15, 2005. As such, we will adopt this standard starting with the first quarter of 2006. We do not presently expect the effects of adoption to be significant.

We have not yet adopted FASB Statement No. 154 “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3”. This statement changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement requires adoption beginning with the first fiscal year that begins after December 15, 2005. As such, we will adopt this standard starting the first quarter of 2006. We do not believe that adoption of this Statement will have a material effect on our consolidated financial position, results of operations or cash flows.

Off Balance Sheet Arrangements

In order to facilitate the development of franchise locations, as of December 31, 2005, Fatburger had guaranteed the annual minimum lease payments of five restaurant sites owned and operated by franchisees. The guarantees approximate $1.7 million plus certain contingent rental payments as defined in the respective leases. These leases expire at various times through 2015.

The lease guarantees by Fatburger do not provide us with a material source of liquidity, capital resources or other benefits. There are no revenues, expenses or cash flows connected with the lease guarantees other than the receipt of normal franchise royalties. As of December 31, 2005, we were not aware of any event or demand that was likely to trigger the guarantee by Fatburger.

We did not have any other off balance sheet arrangements in place as of December 31, 2005.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk is primarily the exposure to loss resulting from changes in foreign currency exchange rates, interest rates and commodity prices.

Foreign Currency Exchange Rate Risk

Our exposure to foreign currency fluctuations arises mainly from our investment in Barcelona real estate and our UK investment in BEP. As of December 31, 2005, approximately 37% of our equity is invested in net assets located outside of the United States, primarily denominated in British pounds or the euro. The following table illustrates the projected effect on our net asset value as a result of hypothetical changes in foreign currency rates as of December 31, 2005:

Change in Foreign Exchange Rates(1)	Projected Change in Net Asset Fair Value	Projected Percentage Change in Net Asset Fair Value
Decrease 20%	$(1,604,000)	(7.5)%
Decrease 10%	$(802,000)	(3.7)%
No Change	$—	0.0%
Increase 10%	$802,000	3.7%
Increase 20%	$1,604,000	7.5%

(1)          Assumes that uniform percentage changes occur instantaneously in both the Great Britain pound and the euro. A decrease in the foreign exchange rate indicates a strengthening of the U.S. dollar against that currency. An increase in the foreign exchange rate indicates a weakening of the U.S. dollar against that currency.

We can utilize a wide variety of financial techniques to assist in the management of currency risk. For example, in hedging the exchange rate exposure of a foreign currency denominated asset or liability, we may enter into hedge transactions to counter movements in the different currencies. These hedges may be in the form of currency swaps, options, and forwards, or combinations thereof. No such currency hedging techniques were in use as of December 31, 2005.

Interest Rate Risk

Interest rate risk had historically been our primary market risk, mainly due to our large investment in mortgage-backed securities and associated repurchase agreements. However, due to a shift in asset mix in 2003 and 2004, a large percentage of our assets are now funded by equity or by fixed-rate liabilities. This change in asset mix has resulted in a significant decrease in interest rate risk.

Changes in interest rates can affect net income by changing the spread between our interest-earning assets and our interest-bearing liabilities and by increasing the cost associated with operating and expanding our restaurant operation. Changes in the level of interest rates can also affect, among other things, the value of our interest-earning assets (and the associated default rates), our ability to acquire loans and general levels of consumer spending.

The following table quantifies the potential changes in net interest income and net portfolio value as of December 31, 2005 should interest rates go up or down (shocked) by 100 or 200 basis points. Actual results could differ significantly from those estimated in the table.

Projected Percent Change In
Interest Rate Change(1)	Net Interest Income	Net Portfolio Fair Value(2)	Change in Annual Net Interest Income	Change in Net Portfolio Fair Value
—200 Basis Points	(21.8)%	(5.2)%	$(37,000)	$(1,109,000)
—100 Basis Points	(19.9)%	(2.5)%	$(34,000)	$(534,000)
0 Basis Points	0.0%	0.0%	$—	$—
100 Basis Points	25.9%	2.3%	$44,000	$497,000
200 Basis Points	51.8%	4.5%	$88,000	$960,000

(1)          Assumes that uniform changes occur instantaneously in both the yield on 10-year U.S. Treasury notes and the interest rate applicable to U.S. dollar deposits in the London interbank market.

(2)          Equals the value of off-balance sheet instruments plus the present value of cash inflows generated from interest-earning assets net of cash outflows in respect of interest-bearing liabilities.

The following table provides information as to the type of funding used to finance our assets as of December 31, 2005.

	Year Ended December 31, 2005
Interest-Bearing Assets	Basis Amount	Coupon Type	Liability	Type
	(dollars in thousands)
Fixed-rate assets, no financing	$994	Fixed	$—	None
Variable-rate assets, no financing	1,015	Prime	—	None
Cash and cash equivalents	4,071	N/A	—	None
Subtotal	6,080		—
Other Assets
Investments in real estate	30,292	N/A	16,876	Fixed
Investment in BEP	803	N/A	—	None
Restaurant property, plant and equipment	5,167	N/A	6,916	Fixed
Intangible assets, net	5,586	N/A	—	None
Goodwill	9,979	N/A	—	None
Other	7,412	N/A	—	None
Subtotal	59,239		23,792
Liability Only
Deferred income	—		4,330	None
Deferred income taxes	—		5,739	None
Other	—		10,069	None
Total	$65,319		$43,930

Other Market Risks

Our restaurant operations are exposed to the impact of commodity and utility price fluctuations related to unpredictable factors such as weather and various other market conditions outside our control. Our ability to recover increased costs through higher prices is limited by the competitive environment in which we operate.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Item 15 of Part IV of this filing.

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There has been no change of accountants nor any disagreements with accountants on any matter of accounting principles or practices, or financial statement disclosure required to be reported under this item.

ITEM 9A.        CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

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

Changes in internal control over financial reporting

There were no significant changes in our internal control over financial reporting in connection with an evaluation that occurred during our fiscal year of 2005 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.       OTHER INFORMATION

During the fourth quarter of 2005, there were no disclosures required to be reported on Form 8-K that were not reported.

PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a)   The information regarding our directors required by this item is incorporated into this annual report by reference to the section entitled “Election of Directors” in the proxy statement for our 2006 annual meeting of stockholders to be held on May 16, 2006.

(b)   The information regarding our executive officers required by this item is incorporated into this annual report by reference to the section entitled “Executive Officers” in the proxy statement for our 2006 annual meeting of stockholders to be held on May 16, 2006.

We will file the proxy statement for our 2006 annual meeting of stockholders within 120 days of December 31, 2005, our fiscal year-end.

Code of Ethics

The Board of Directors has adopted a code of ethics designed, in part, to deter wrongdoing and to promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships, full, fair, accurate, timely and understandable disclosure in reports and documents that we file with or submit to the Securities and Exchange Commission and in our other public communications, compliance with applicable governmental laws, rules and regulations, prompt internal reporting of violations of the code to an appropriate person or persons, as identified in the code, and accountability for adherence to the code.

The code of ethics applies to officers, directors and employees of the Company. A copy of the code is posted in the “Management Team” section on our internet website, www.fccgi.com. In addition, we intend to post any future amendments to or waivers of our code of ethics as it applies to certain persons on our website.

ITEM 11.         EXECUTIVE COMPENSATION

The information regarding executive compensation required by this item is incorporated into this annual report by reference to the section entitled “Executive Compensation” in the proxy statement for our 2006 annual meeting of stockholders to be held on May 16, 2006. We will file the proxy statement for our 2006 annual meeting of stockholders within 120 days of December 31, 2005, our fiscal year-end.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information regarding beneficial ownership of our common stock required by this item is incorporated into this annual report by reference to the section entitled “Security Ownership of Certain Beneficial Owners and Management” in the proxy statement for our 2006 annual meeting of stockholders to be held on May 16, 2006. We will file the proxy statement within 120 days of December 31, 2005, our fiscal year-end.

Equity Compensation Plan Information

The information presented in the table below is as of December 31, 2005.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,303,000	$4.43	1,940,027
Equity compensation plans not approved by security holders (1)	799,940	$0.00	29,290
Total	2,102,940	$2.75	1,969,317

(1)             In the fourth quarter of 2000, we established the Fog Cutter Long-Term Vesting Trust (the “Trust”), which purchased 525,000 shares of our common stock from an unrelated shareholder. Our contribution to the Trust of approximately $1.3 million was included in compensation expenses for the year ended December 31, 2000. Subsequently, the Trust has used Trust earnings to fund the purchase of 304,230 additional shares of our common stock.

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

As of December 31, 2005, the trustees had allocated 799,940 shares to our employees and directors.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information regarding certain relationships and related transactions required by this item is incorporated into this annual report by reference to the section entitled “Certain Relationships and Related Transactions” in the proxy statement for our 2006 annual meeting of stockholders to be held on May 16, 2006. We will file the proxy statement within 120 days of December 31, 2005, our fiscal year-end.

ITEM 14.         PRINCIPAL ACCOUNTING FEES AND SERVICES

The information regarding principal accountant fees and services required by this item is incorporated into this report by reference to the section entitled “Independent Auditors” in the proxy statement for our 2006 annual meeting of stockholders to be held on May 16, 2006. We will file the proxy statement within 120 days of December 31, 2005, our fiscal year-end.

PART IV

ITEM 15.         EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)          Financial Statements

Consolidated Statements of Financial Condition at December 31, 2005 and 2004

Consolidated Statements of Operations for the Years Ended December 31, 2005, 2004, and 2003

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2005, 2004, and 2003

Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, 2004, and 2003

All financial statement schedules of the Company are omitted because they are not required or are not applicable.

(b)         Exhibits

See Exhibit Index immediately following the signature pages.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Fog Cutter Capital Group Inc.

We have audited the accompanying consolidated statements of financial condition of Fog Cutter Capital Group Inc. and subsidiaries (the “Company’’) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2005, and the consolidated results of its operations and its consolidated cash flows for each of the two years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ UHY LLP
Los Angeles, California
March 9, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders Fog Cutter Capital Group Inc.

We have audited the accompanying consolidated statements of income, stockholders’ equity, and cash flows of Fog Cutter Capital Group Inc. and subsidiaries (the “Company”) for the year ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Fog Cutter Capital Group Inc. and subsidiaries for the year ended December 31, 2003, in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG LLP

Los Angeles, California
February 13, 2004

FOG CUTTER CAPITAL GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands)

	December 31,
	2005	2004
Assets
Cash and cash equivalents	$4,071	$11,948
Loans	994	6,651
Investments in real estate, net	30,292	26,660
Loans to senior executives	1,015	2,983
Investment in Bourne End	803	1,901
Restaurant property, plant and equipment, net	5,167	6,228
Intangible assets, net	5,586	5,401
Goodwill	9,979	7,063
Other assets	7,412	5,063
Total assets	$65,319	$73,898
Liabilities and Stockholders’ Equity
Liabilities:
Borrowings and notes payable	$12,936	$7,977
Obligations under capital leases	10,856	12,401
Deferred income	4,330	4,466
Deferred income taxes	5,739	5,782
Leave of absence costs payable	—	1,771
Accrued expenses and other liabilities	10,069	7,194
Total liabilities	43,930	39,591
Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $.0001 par value; 25,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.0001 par value; 200,000,000 shares authorized; 11,757,073 shares issued as of December 31, 2005 and December 31, 2004; 7,957,428 shares outstanding as of December 31, 2005 and 8,380,673 shares outstanding as of December 31, 2004	168,214	168,214
Accumulated deficit	(134,977)	(123,916)
Option to purchase common stock	—	(593)
Accumulated other comprehensive income	161	329
Treasury stock; 3,799,645 common shares as of December 31, 2005, and 3,376,400 common shares as of December 31, 2004, at cost	(12,009)	(9,727)
Total stockholders’ equity	21,389	34,307
Total liabilities and stockholders’ equity	$65,319	$73,898

The accompanying notes are an integral part of these consolidated financial statements.

FOG CUTTER CAPITAL GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share data)

	Year Ended December 31,
	2005	2004	2003
Net Interest Income:
Loans	$905	$1,899	$1,250
Securities	8	617	2,422
Loans to senior executives	198	189	216
Other investments	180	110	173
Total interest income	1,291	2,815	4,061
Interest expense	—	112	669
Net interest income	1,291	2,703	3,392
Real Estate Operations:
Operating revenue	4,303	4,108	4,026
Operating expense	(1,470)	(1,760)	(1,930)
Gain on sale of real estate	2,187	1,703	279
Interest expense	(863)	(1,120)	(1,335)
Impairment losses—hurricane	(300)	—	—
Depreciation	(515)	(646)	(616)
Total real estate operations	3,342	2,285	424
Restaurant Operations:
Operating revenue	23,903	21,889	7,502
Cost of goods sold	(13,939)	(13,042)	(4,556)
Franchise and royalty fees	2,379	1,431	463
General and administrative costs	(11,593)	(10,809)	(3,514)
Interest expense	(646)	(661)	(319)
Depreciation and amortization	(1,386)	(1,498)	(494)
Total restaurant operations	(1,282)	(2,690)	(918)
Other Operating Income:
Loan brokerage fees	7,445	5,795	5,408
Gain on sale of loans and securities	—	2,099	12,520
Gain on sale of prepaid servicing credit	—	1,530	—
Equity in earnings (losses) of equity investees	(885)	4,419	4,934
Market valuation losses and impairments	—	—	(762)
Other income, net	1,031	2,927	1,466
Total other operating income	7,591	16,770	23,566
Operating Expenses:
Compensation and employee benefits	10,869	10,119	11,781
Leave of absence expense	—	4,750	—
Professional fees	2,485	2,535	1,925
Fees paid to related parties	—	342	425
Other	4,455	5,254	3,279
Total operating expenses	17,809	23,000	17,410
Net income (loss) before provision for income taxes	(6,867)	(3,932)	9,054
Provision for income taxes	—	—	3,655
Net income (loss)	$(6,867)	$(3,932)	$5,399
Basic net income (loss) per share	$(0.85)	$(0.46)	$0.62
Weighted average shares outstanding	8,045,604	8,462,950	8,651,500
Diluted net income (loss) per share	$(0.85)	$(0.46)	$0.62
Diluted weighted average shares outstanding	8,045,604	8,462,950	8,767,400
Dividends declared per share	$0.52	$0.52	$0.52

The accompanying notes are an integral part of these consolidated financial statements.

FOG CUTTER CAPITAL GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in thousands)

	Common Stock		Treasury Stock		Common Stock Subject to Options	Accumulated Deficit	Common Stock Options	Accumulated Other Comprehensive
	Shares(1)	Amount	Shares(1)	Amount	Shares	Amount	Amount	Income (Loss)	Total
Balance at January 1, 2003	9,517,460	$167,027	2,001,140	$(4,886)	$(3,131)	$(116,503)	$—	$1,700	$44,207
Comprehensive income:
Net income	—	—	—	—	—	5,399	—	—	5,399
Other comprehensive income:
Foreign currency translation	—	—	—	—	—	—	—	350	350
Unrealized holding gains on securities available for sale	—	—	—	—	—	—	—	12,211	12,211
Reclassification adjustment for gains on securities and foreign currency translation included in net income	—	—	—	—	—	—	—	(13,293)	(13,293)
Total comprehensive income									4,667
Common stock issued pursuant to exercise of stock options	198,000	991	—	—	—	—	—	—	991
Dividends declared	—	—	—	—	—	(4,484)	—	—	(4,484)
Put options agreements	—	—	—	—	3,131	—	—	—	3,131
Treasury stock acquired	(1,044,760)	—	1,044,760	(3,131)	—	—	—	—	(3,131)
Balance at December 31, 2003	8,670,700	$168,018	3,045,900	$(8,017)	$—	$(115,588)	$—	$968	$45,381
Comprehensive loss:
Net loss	—	—	—	—	—	(3,932)	—	—	(3,932)
Other comprehensive loss:
Foreign currency translation	—	—	—	—	—	—	—	428	428
Unrealized holding gains on securities available for sale	—	—	—	—	—	—	—	1,361	1,361
Reclassification adjustment for gains on securities and foreign currency translation included in net loss	—	—	—	—	—	—	—	(2,428)	(2,428)
Total comprehensive loss									(4,571)
Common stock issued pursuant to exercise of stock options	40,473	196	—	—	—	—	—	—	196
Purchase of call option	—	—	—	—	—	—	(593)	—	(593)
Dividends declared	—	—	—	—	—	(4,396)	—	—	(4,396)
Treasury stock acquired	(330,500)	—	330,500	(1,710)	—	—	—	—	(1,710)
Balance at December 31, 2004	8,380,673	$168,214	3,376,400	$(9,727)	$—	$(123,916)	$(593)	$329	$34,307
Comprehensive income (loss):
Net loss	—	—	—	—	—	(6,867)	—	—	(6,867)
Other comprehensive income (loss):
Foreign currency translation	—	—	—	—	—	—	—	(594)	(594)
Reclassification adjustment for net gains (losses) on securities and foreign translation included in net loss	—	—	—	—	—	—	—	426	426
Total comprehensive loss									(7,035)
Dividends declared	—	—	—	—	—	(4,194)	—	—	(4,194)
Purchase of treasury stock	(423,245)	—	423,245	(2,282)	—	—	593	—	(1,689)
Balance at December 31, 2005	7,957,428	$168,214	3,799,645	$(12,009)	$—	$(134,977)	$—	$161	$21,389

(1)                Issued and outstanding

The accompanying notes are an integral part of these consolidated financial statements.

FOG CUTTER CAPITAL GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended December 31,
	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(6,867)	$(3,932)	$5,399
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Equity in (income) losses of equity investees	885	(4,419)	(4,934)
Depreciation and amortization	2,309	2,248	1,227
Hurricane and other impairment reserves	300	—	762
Loss (gain) on foreign currency translation	429	(327)	(799)
Gain on sale of loans and securities	—	(2,099)	(12,520)
Gain on sale of real estate	(2,187)	(1,703)	(279)
Gain on sale of prepaid servicing credit	—	(1,530)	—
Other	22	(646)	(228)
Change in:
Deferred income	(136)	726	1,650
Deferred income taxes	(43)	(1,020)	2,846
Other assets	947	(656)	2,116
Accounts payable and accrued liabilities	(2,321)	4,358	(3,197)
Net cash used in operating activities	(6,662)	(9,000)	(7,957)
CASH FLOWS FROM INVESTING ACTIVITIES:
Principal repayments of securities available for sale	—	6,818	19,316
Proceeds from sale of securities available for sale	—	29,090	16,001
Proceeds from sale of real estate	5,703	3,678	281
Investment in loans and discounted loans	(2,261)	(10,561)	(1,430)
Investment in restaurant property, plant and equipment	(238)	(1,688)	—
Principal repayments on loans and discounted loans	4,737	7,004	828
Proceeds from sale of loans	—	1,212	—
Proceeds from sale of prepaid servicing credit	—	1,530	—
Investments in real estate	(9,575)	(6,755)	(2,545)
Investments in and loans to equity investee	—	—	(3,000)
Net Investments in variable interest entity	—	—	—
Proceeds from investments in and loans to equity investees	—	4,719	11,956
Payments made in connection with acquisition of subsidiary	—	—	(5,235)
Repayment of loans to senior executives	1,974	—	—
Other, net	77	(21)	(943)
Net cash provided by investing activities	417	35,026	35,229
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	6,232	7,360	—
Repayments on borrowings	(1,220)	(32,624)	(10,346)
Repayments under capital leases	(689)	(730)	(4,191)
Payment of obligation to purchase treasury stock	—	—	(4,201)
Purchase of option to buy treasury stock	—	(593)	—
Purchase of treasury stock	(1,689)	(1,710)	—
Dividend payments on common stock	(4,194)	(5,571)	(4,610)
Other, net	11	173	879
Net cash used in financing activities	(1,549)	(33,695)	(22,469)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(83)	10	299
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(7,877)	(7,659)	5,102
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	11,948	19,607	14,505
CASH AND CASH EQUIVALENTS AT END OF YEAR	$4,071	$11,948	$19,607
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$1,685	$1,732	$2,335
Cash paid for taxes	$39	$301	$694
NONCASH FINANCING AND INVESTING ACTIVITIES:
Treasury stock acquired through exercise of option	$593	$—	$—
Capital lease obligations terminated with no penalty	$855	$—	$—
Release of assets under capital lease	$876	$—	$—
Noncash business combinations:
Fair value of assets acquired through business combinations	$8,060	$—	$—
Liabilities assumed through business combinations	$(4,470)	$—	$—
Loans converted to equity interests through business combinations	$(3,590)	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

FOG CUTTER CAPITAL GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share data and as noted)

NOTE 1—ORGANIZATION AND RELATIONSHIPS

The Company was originally incorporated as Wilshire Real Estate Investment Trust Inc. in the State of Maryland on October 24, 1997. The Company is not a Real Estate Investment Trust (“REIT”) for tax purposes and has never elected to be treated as such. Effective January 25, 2001, the Company changed its name to Fog Cutter Capital Group Inc. to better reflect the diversified nature of its business and investments. At December 31, 2005 and 2004, certain Company officers and directors controlled, directly or indirectly, a significant voting majority of the Company.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations—We operate a restaurant business, conduct commercial mortgage lending and brokerage activities and make real estate investments. Our primary sources of revenue are from loans, real estate and earnings from operating subsidiaries.

Principles of Consolidation—The accompanying consolidated financial statements include the accounts of Fog Cutter Capital Group Inc. and its subsidiaries, including Fatburger Holdings, Inc. (“Fatburger”), WREP 1998-1 LLC, Fog Cutter Servicing Inc., Fog Cap Commercial Lending Inc., Fog Cutter Capital Markets Inc., Fog Cap Retail Investors LLC, Fog Cap Development LLC, Fog Cap Acceptance Inc., BEP Islands Limited, Centrisoft Corporation, DAC International, Inc., and Padraig (a French LLC doing business as V Model Management). Intercompany accounts have been eliminated in consolidation.

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

Sale Recognition—We have been involved in significant sales of mortgage-backed securities, real estate and other assets. The recognition of sales of financial instruments, including mortgage-backed securities and loans, occur only when the Company has irrevocably surrendered control over these assets. We will recognize gain on sales of real estate under the full accrual method when (1) a sale is consummated, (2) the buyer’s initial and continuing investments are adequate to demonstrate a commitment to pay for the property, (3) any receivable from the buyer is not subject to future subordination, and (4) the usual risks and rewards of ownership of the property have been transferred to the buyer. If any of these conditions are not met, the accounting policy requires that gain on sale be deferred until all of the conditions have been satisfied.

Fatburger Restaurant and Franchise Revenue—Revenues from the operation of Fatburger company-owned restaurants are recognized when sales occur. Franchise fee revenue from the sale of individual Fatburger franchises is recognized only when all material services or conditions relating to the sales have been substantially performed or satisfied. The completion of training and the opening of a location by the franchisee constitute substantial performance on the part of Fatburger. Nonrefundable deposits collected in relation to the sale of franchises are recorded as deferred franchise fees until the completion of training and the opening of the restaurant, at which time the franchise fee revenue is recognized. In addition to franchise fee revenue, Fatburger collects a royalty ranging from 5% to 6% of gross sales from restaurants operated by franchisees. Fatburger recognizes royalty fees as the related sales are made by the franchisees. Costs relating to continuing franchise support are expensed as incurred.

Fatburger operates on a 52-week calendar and its fiscal year ends on the Sunday closest to December 31. Consistent with the industry, Fatburger measures its stores’ performance based upon 7 day work weeks. Using the 52-week cycle ensures consistent weekly reporting for operations and ensures that each week has the same days, since certain days are more profitable than others. Accordingly, the accompanying consolidated financial statements reflect a Fatburger fiscal year end of December 25, 2005.

Goodwill and Other Intangible Assets—Goodwill represents the excess of the purchase price and other acquisition related costs over the estimated fair value of the net tangible and intangible assets acquired. We do not amortize goodwill. Intangible assets are stated at the estimated fair value at the date of acquisition and include trademarks, operating manuals, franchise agreements, leasehold interests, and customer contracts. Trademarks, which have indefinite lives, are not subject to amortization. All other intangible assets are amortized over their estimated useful lives, which range from five to fifteen years. We assess potential impairments to intangible assets at least annually, or when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Judgments regarding the existence of impairment indicators and future cash flows related to intangible assets are based on operational performance of the acquired businesses, market conditions and other factors.

Cash and Cash Equivalents—For purposes of reporting the consolidated financial condition and cash flows, cash and cash equivalents include non-restricted cash amounts held at banks, shares in money market funds and time deposits with original maturities of 90 days or less.

Loans—Upon loan origination or purchase, we classify such loan as held for sale or held for investment. Loans held for sale are carried at the lower of cost (net of purchase discounts or premiums, deferred fees and deferred origination costs) or fair value. We determine the fair value of our loans by discounting projected future cash flows at estimated market yields. The payment history and current status of the loans are factors that are considered when projecting future cash flows. We also consider the collateral value securing the loans and the ability of the borrowers to continue making payments.

Loans are classified as held for investment based on our intent and ability to hold the loans for the foreseeable future or until their maturity or payoff. All loans held by the Company at December 31, 2005 and 2004 are classified as held for investment. Loans held for investment are recorded at their unpaid principal balance, net of discounts and premiums, unamortized net deferred loan origination costs and fees and allowance for loan losses. Loan origination fees and certain direct origination costs are deferred and recognized as adjustments to income over the lives of the related loans. Unearned income, discounts and premiums are amortized to income over the estimated life of the loan using methods that approximate the interest method. Interest is recognized as revenue when earned according to the terms of the loans and when, in the opinion of management, it is collectible. Loans are evaluated for collectibility and, if appropriate, interest accrual is discontinued and previously accrued interest is reversed.

Based upon our assessment, no allowance for loan losses was required with respect to loans held for investment at December 31, 2005. Specific valuation allowances may be established for loans that are deemed impaired, if default by the borrower is deemed probable, and if the fair value of the loan or the collateral is estimated to be less than the gross carrying value of the loan. We classify loans as impaired when, based upon current information and events, it is probable that we will be unable to collect all amounts due, both principal and interest, according to the contractual terms of the loan agreement. Impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, based on a loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. Specific factors used in the impaired loan identification process include, but are not limited to, delinquency status, loan-to-value ratio, the condition of the underlying collateral, credit history, and debt coverage. For impaired loans on non-accrual status, cash receipts are applied, and interest income is recognized, on a cash basis. For all other impaired loans, cash receipts are applied to principal and interest in accordance with the contractual terms of the loan and interest income is recognized on the accrual basis. Generally, a loan may be returned to accrual status when all delinquent principal and interest are brought current in accordance with the terms of the loan agreement and certain performance criteria have been met.

Loan Brokerage Fees—Loan brokerage fees represent fees received in connection with our commercial mortgage loan brokerage services provided to independent third party lending institutions. Loan brokerage fees are recognized as earned upon successful origination of the loan by the third party lender.

Investments In Real Estate—Real estate purchased directly is originally recorded at the purchase price. Any excess of net cost basis over the fair value less estimated selling costs of real estate acquired through foreclosure is charged to an allowance for impairment of real estate. Any subsequent operating expenses or income, reductions in estimated fair values, as well as gains or losses on disposition of such properties, are recorded in current operations. Depreciation and amortization on investments in real estate is computed using the straight-line method over the estimated useful lives of the assets as follows:

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

We evaluate our real estate properties, including properties under capital leases, and other similar long-lived assets at least annually, or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. We first evaluate these assets for indicators of impairment such as significant decreases in the estimated market price of a real estate asset, a significant adverse change in the extent or manner in which a real estate asset is being used or in its physical condition, or cash flow combined with a history of operating cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of the long-lived asset. When any such indicators of impairment are noted, we compare the carrying amount of these assets to the future estimated undiscounted net cash flows expected to result from the use and eventual disposition of the assets. If the undiscounted cash flows are less than the carrying amount, we record an impairment charge equal to the excess of carrying value over the asset’s estimated fair value. Fair value is estimated in consideration of third party value opinions and comparative similar asset prices, whenever available, or internally developed discounted cash flow analysis.

Any long-lived assets which the Company expects to sell or dispose of in the near term are stated at the lower of their carrying amounts or fair value less cost to sell and are evaluated for impairment throughout the sales process.

Investment in Equity Investees—The equity method of accounting is used for investments in associated companies which are not controlled by us and in which our interest is generally between 20% and 50%. Our share of earnings or losses of associated companies, in which at least 20% of the voting securities is owned, is included in the consolidated statements of operations.

Stock Options—We have a non-qualified stock option plan (“the Option Plan”) which provides for options to purchase shares of our common stock. We apply Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for the Option Plan. Accordingly, no compensation expense has been recognized in the Consolidated Statements of Operations for grants under the Option Plan. Had compensation expense for our Option Plan been determined based on the fair value at the grant date consistent with the methods of SFAS No. 123 “Accounting for Stock Based Compensation”, our net income (loss) and earnings (loss) per share would have been comparable to the pro forma amounts indicated below:

	Year ended December 31,
	2005	2004	2003
	(dollars in thousands, except share data)
Net income (loss) as reported	$(6,867)	$(3,932)	$5,399
Pro forma stock based compensation, net of tax	(373)	(371)	(39)
Pro forma net income (loss)	$(7,240)	$(4,303)	$5,360
Net income (loss) per common and common share equivalent:
Basic income (loss) per share:
As reported	$(0.85)	$(0.46)	$0.62
Pro forma	$(0.90)	$(0.51)	$0.62
Diluted income (loss) per share:
As reported	$(0.85)	$(0.46)	$0.62
Pro forma	$(0.90)	$(0.51)	$0.61

There were no options granted with exercise prices below the market value of the stock at the grant date. The weighted average fair value of options granted during 2005, 2004 and 2003 was $1.27, $1.30, and $0.30, respectively, for options with exercise prices exceeding the market price of the stock at the grant date. Fair values were estimated using the Black-Scholes option-pricing model. The following weighted average assumptions were used to determine the value of the 2005 options granted: 10% dividend yield, expected volatility of 86%, risk-free interest rate of 2.5% and expected lives of five years.

Income Taxes—We file our income tax returns with the relevant tax authorities in the United States on a consolidated basis. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided when it is not probable that some portion or all of the deferred tax assets will be realized.

Net Income Per Share—Basic EPS excludes dilution and is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. During the year ended December 31, 2005, we experienced a net loss which resulted in common stock equivalents having an anti dilutive effect on earnings per share.

Reclassifications—Certain items in the consolidated financial statements for 2004 and 2003 were reclassified to conform to the 2005 presentation.

NOTE 3—RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment (“FAS 123R”), which requires that the cost resulting for all share-based payment transactions be recognized in the financial statements. This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Employee share purchase plans will not result in recognition of compensation cost if certain conditions are met; those conditions are much the same as the related conditions in FAS 123. The provisions of FAS 123R are effective for the Company as of January 1, 2006. The Company has not yet determined the effect of this new standard on its consolidated financial position and results of operations.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs—an amendment of ARB No. 43, Chapter 4 (“FAS 151”), which clarifies the requirement that abnormal inventory-related costs be recognized as current period charges and requires that the allocation of fixed production overhead costs to inventory conversion costs be based on the normal capacity of the production facilities. The provisions of FAS 151 are effective as of the beginning of our first fiscal year beginning on or after June 15, 2005. We do not presently expect the effects of adoption to be significant.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3 (“FAS 154”). This statement changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles were required to be recognized via a cumulative effect adjustment within net income of the period of change. FAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of FAS 154 are effective as of the beginning of our first fiscal year beginning on or after December 15, 2005. We do not believe adoption of FAS 154 will have a material effect on our consolidated financial position, results of operations or cash flows.

NOTE 4—BUSINESS COMBINATION

Fatburger acquisition

On August 15, 2003, we acquired a controlling interest in Fatburger Holdings, Inc. (“Fatburger”), and began reporting the operations of Fatburger on a consolidated basis as of that date. Fatburger operates or franchises 79 hamburger restaurants located primarily in California and Nevada. Franchisees currently own and operate 53 of the Fatburger locations and Fatburger has agreements to add approximately 234 new franchise restaurants. The terms of the original acquisition by the Company were amended on January 12, 2004 and May 12, 2004. Initially, we made a $5.4 million investment and acquired approximately 83% of the voting control of Fatburger. However, all but 15% of the ownership investment was redeemable by Fatburger. On May 12, 2004, we contributed an additional $3.0 million, bringing our total investment to $8.4 million. As a result of this transaction, our voting control of Fatburger was reduced to approximately 71%, but we retained a non-redeemable, fully diluted 47% ownership interest in Fatburger. Our investment consists of the purchase of convertible preferred stock (the “Series A Preferred”) and redeemable preferred stock (the “Series D Preferred”).

The Series A Preferred is convertible into a 50% ownership interest of the common stock of Fatburger on a fully diluted basis. As of December 31, 2005, the Company owns approximately 93% of the issued and outstanding Series A Preferred and voting rights equal to 71% of the voting control of Fatburger. The Series A Preferred is not redeemable and does not pay dividends.

The Series D Preferred has a liquidation preference and is redeemable by Fatburger for $10.1 million plus accrued but unpaid dividends. Dividends accrue at a rate of 20% of the redemption value, compounded annually. The Series D Preferred does not have any voting rights. We own all of the issued and outstanding Series D Preferred.

Subsequent to year end, we invested an additional $2.5 million in March 2006, and increased our voting control to 76%.

The primary reason for the acquisition was to finance a management led buy-out of Fatburger’s majority shareholder. We expect to earn preferred dividends on the investment in the Series D Preferred and convert the Series A Preferred into common stock in order to participate in potential future increases in the value of Fatburger. Our ability to transfer the Series A Preferred and the Series D Preferred is subject to certain restrictions. The shares are also entitled to certain co-sale rights. As a result of our voting control, we began reporting the operations of Fatburger on a consolidated basis beginning August 15, 2003.

The following supplemental pro forma information discloses the results of operations for the year ended December 31, 2003 as though the acquisition had been completed as of the beginning of the period being reported. The supplemental pro forma information is presented in accordance with generally accepted accounting principles, but should be read in conjunction with the accompanying financial statements.

Supplemental Pro Forma Information—Fatburger Acquisition (unaudited):	Year Ended December 31, 2003
(dollars in thousands)
Net interest income	$3,392
Real estate operating income	424
Restaurant operating loss	(1,884)
Other operating income	23,566
Operating expenses	(17,410)
Net income before provision for taxes	8,088
Provision for income taxes	(3,676)
Net income	$4,412

Centrisoft acquisition

In July 2005, we acquired a 51% voting control interest in Centrisoft Corporation (“Centrisoft”), and began reporting the operations of Centrisoft on a consolidated basis as of July 1, 2005. Centrisoft develops and sells software that controls and enhances the productivity of enterprise networks and provides first level security against unauthorized applications and users.

Between December 2004 and July 2005, we loaned a total of $2.2 million to Centrisoft and held the investment as part of our loan portfolio. In July 2005, we converted our investment into a 51% controlling interest. As of December 31, 2005, our total net investment in Centrisoft was $3.3 million. We do not consider Centrisoft to be a reportable segment of our business at this time. Centrisoft has completed the development of its software products, but does not have a significant customer base at this time. As customer sales are developed, Centrisoft may become a reportable segment of our operations. However, there can be no assurance that these events will occur.

The purchase price was allocated to Centrisoft’s tangible and identifiable intangible assets and liabilities based on their estimated fair values at the acquisition date. The allocation of the purchase price was based, in part, on third-party valuations of the fair values of identifiable intangible assets and software development costs. The excess of the purchase price over the fair values of the portion of assets and liabilities acquired amounted to $2.0 million and was allocated to goodwill. The following table summarizes the allocated basis of the assets acquired and liabilities assumed as of the acquisition date (in thousands):

Software development costs	$1,581
Intangible assets	493
Goodwill	2,020
Other assets	47
Liabilities	(2,130)
Net assets	2,011

DAC International acquisition

In November 2005, we assumed 100% voting control of DAC International (“DAC”) through a Shareholders Pledge Agreement which was assigned to us in August 2002 as part of DAC’s debt restructuring. As a result of our voting control, we began reporting the operations of DAC on a consolidated basis as of November 1, 2005. DAC is a supplier of computer controlled lathes and milling machinery for the production of contact and intraocular lenses. As of December 31, 2005, our total net investment in DAC was $1.6 million.

The purchase price was allocated to DAC’s tangible and identifiable intangible assets and liabilities based on their estimated fair values at the acquisition date. The excess of the purchase price over the fair values of the assets and liabilities acquired amounted to $2.0 million and was allocated to goodwill. The following table summarizes the allocated basis of the assets acquired and liabilities assumed as of the acquisition date (in thousands):

Current assets, primarily cash and accounts receivable	$1,046
Inventory	1,825
Goodwill	917
Other assets	130
Liabilities	(2,340)
Net assets	1,578

NOTE 5—SECURITIES AVAILABLE FOR SALE

We recognized gains on the sale of securities available for sale of $2.1 million, and $12.5 million, respectively, for the years ended December 31, 2004 and 2003. Gross proceeds from these sales were $31.2 million, and $16.0 million, respectively. We use the specifically identified amortized cost in determining gain on sale of securities available for sale. During the years ended December 31, 2004 and 2003, we recorded net decreases in the other comprehensive income component of stockholders’ equity of $0.3 million and $1.3 million, respectively, for unrealized holding gains and losses relating to securities available for sale. During the years ended December 31, 2005, 2004 and 2003, we did not own any securities designated as trading securities and there were no transfers from available-for-sale to trading status.

During the year ended December 31, 2004, we sold substantially all of our mortgage-backed securities portfolio.

NOTE 6—LOANS

Our loans are comprised of the following categories at December 31, 2005, and 2004:

	December 31,
	2005	2004
	(dollars in thousands)
Commercial real estate loans	$574	$3,048
Residential real estate loans	—	919
Other loans	420	2,684
	$994	$6,651

As of December 31, 2005 and 2004, loans with fixed rates of interest were $1.0 million and $5.1 million, respectively. At December 31, 2005 and 2004, none of the loans were pledged to secure borrowings and were classified as held in portfolio. As of December 31, 2005, one of the loans with a carrying value of $0.2 million was impaired, compared to two loans totaling $2.2 million at December 31, 2004; however, no impairment reserve was required because we expect to recover the net carrying value of this loan.

NOTE 7—INVESTMENTS IN REAL ESTATE

At December 31, 2005 and 2004, our investments in real estate were comprised of the following:

	December 31,
	2005	2004
	(dollars in thousands)
Commercial Real Estate:
Properties under capital leases	$13,140	$14,074
Land, building and improvements	17,407	12,567
Undeveloped land	1,453	1,447
Less: Accumulated depreciation	(1,708)	(1,428)
	$30,292	$26,660

At December 31, 2005, our direct investment in commercial and residential real estate consisted of $18.5 million located in the United States and $11.8 million located in Spain. At December 31, 2004, our direct investment in commercial and residential real estate consisted of $22.1 million located in the United States and $4.6 million located in Spain.

NOTE 8—INVESTMENT IN BOURNE END

We own a 26% interest in Bourne End and account for the investment using the equity method. Summary financial information for Bourne End is as follows:

	Bourne End
	At, or for the Year Ended December 31,
	2005	2004	2003
	(dollars in thousands)
Cash	$3,785	$6,428	$7,718
Real Estate, net	2,985	3,427	38,918
Other assets	1,398	1,602	3,440
Notes payable	—	—	28,420
Other liabilities	5,143	4,304	6,645
Rental income	426	2,682	8,639
Gain on sale of real estate	—	13,711	29,571
Interest expense	18	1,798	6,961
Net income (loss)	(5,209)	9,769	24,686

The net loss of Bourne End for the year was the result of operating losses of $1.0 million, depreciation of $0.1 million relating to its last remaining shopping center and provisions for UK income taxes of $4.1 million.

NOTE 9—RESTAURANT PROPERTY, PLANT AND EQUIPMENT

Our restaurant property, plant and equipment consist of:

	At December 31,
	2005	2004
	(dollars in thousands)
Land and buildings	$1,941	$1,941
Leasehold improvements	3,357	3,620
Furniture, fixtures and equipment	2,561	2,432
Construction-in-progress	81	—
	7,940	7,993
Less accumulated depreciation and amortization	(2,773)	(1,765)
	$5,167	$6,228

Restaurant property, plant and equipment is depreciated using the straight-line method over the shorter of its useful life or lease term.

NOTE 10—INTANGIBLE ASSETS

Primarily as a result of the acquisitions of Fatburger and Centrisoft, we have investments in intangible assts, including operating manuals, franchise agreements, leasehold interests, and sales contracts. Summarized information for our acquired intangible assets is as follows:

	December 31,
	2005	2004
	(dollars in thousands)
Franchise agreements	$1,162	$1,162
Other intangible assets	1,080	587
Total amortized intangible assets	2,242	1,749
Less: accumulated amortization	(627)	(319)
Net amortized intangible assets	1,615	1,430
Trademarks	3,971	3,971
Total intangible assets	$5,586	$5,401

Trademarks, which have indefinite lives, are not subject to amortization. All other intangible assets are amortized using the straight-line method over the estimated useful lives of the assets of five to fifteen years. Amortization expense was $0.3 million for the year ended December 31, 2005, $0.2 million for the year ended December 31, 2004, and $0.1 million for the period from August 15, 2003 (date of acquisition of Fatburger) through December 31, 2003. Estimated amortization expense for the five succeeding years is as follows (dollars in thousands):

2006	$290
2007	287
2008	279
2009	263
2010	222

NOTE 11—OTHER ASSETS

Our other assets consisted of the following:

	December 31,
	2005	2004
	(dollars in thousands)
Inventory	$1,880	$126
Software costs	1,484	—
Trade receivables	1,246	454
Restaurant assets	894	816
Capitalized deferred compensation	508	878
Prepaid expenses	390	308
Mortgage servicing rights	234	253
Investment in operating leases	126	298
Advisory fee receivable	—	1,368
Other	650	562
Total	$7,412	$5,063

The capitalized deferred compensation included in other assets relates to the acquisition of George Elkins. In conjunction with the acquisition, certain employees of George Elkins entered into long-term employment agreements. These employees received payments totaling $1.9 million which we capitalized as deferred compensation. The employees are obligated to perform under the employment agreements and must repay any unearned deferred compensation payments upon early termination. The deferred compensation is earned ratably over the terms of the employment agreements, and the $1.9 million investment is being amortized over the contract terms. At December 31, 2005, the remaining contract terms expire within the next 17 months.

Software costs represent the market value of the Centrisoft software at the time of acquisition in July 2005. This asset is being amortized over 5 years.

Included in other assets at December 31, 2005 are inventory of $1.7 million and trade receivables of $0.6 million relating to DAC International, which was acquired in November 2005.

The advisory fee receivable of $1.4 million at December 31, 2004 relates to $2.0 million in advisory fees earned from a third party real estate transaction in Europe. The balance of the fee was collected during the first quarter of the Company’s 2005 fiscal year end. Commission expense of $1.0 million was also accrued at December 31, 2004 relating to this transaction and is included in other liabilities. The commission expense was paid in the second quarter of the Company’s 2005 fiscal year end.

NOTE 12—BORROWINGS AND NOTES PAYABLE

Borrowings at December 31, 2005 and 2004, consist of notes payable by Fatburger and mortgage debt on property owned through a variable interest entity in Spain. Proceeds from the various credit facilities are used primarily for the acquisition of real estate and restaurant facilities.

Following is information about borrowings:

	2005	2004
	(dollars in thousands)
Average amount outstanding during the year	$21,775	$28,620
Maximum month-end balance outstanding during the year	$24,684	$45,312
Weighted average rate:
During the year	7.4%	6.7%
At end of year	5.9%	8.6%

At December 31, 2005 and 2004, borrowings and notes payable consist of the following:

	December 31,
	2005	2004
	(dollars in thousands)
Notes payable by Variable Interest Entities:
Note payable to a financial institution in the amount of $434,000, secured by real estate in Barcelona, Spain. The note bears interest at a fixed rate of 4.0%. Interest is payable quarterly in arrears. The note is due in 2029. The note was repaid in full in 2005 when the related building was sold.	$—	$434
Note payable to a financial institution in the amount of $1,282,000, secured by real estate in Barcelona, Spain. The note bears interest at a fixed rate of 3.5%. Interest is due quarterly in arrears. The note is due in 2029.	1,282	1,202
Note payable to a financial institution in the amount of $851,000, secured by real estate in Barcelona, Spain. The note bears interest at a fixed rate of 4.5%. Interest is due quarterly in arrears. The note is due in 2029.	851	—
Note payable to a financial institution in the amount of $3,887,000, secured by real estate in Barcelona, Spain. The note bears interest at a fixed rate of 4.0%. Interest is due quarterly in arrears. The note is due in 2029.	3,887	—
Notes payable by Fatburger:
Note payable with a financial institution in the amount of $535,000, secured by land and a restaurant building. The note bears interest at an initial variable rate of 5.75% and is adjusted monthly based upon the London Interbank Offered Rate. Unadjusted principal and interest is due in equal monthly installments of $4,445 through October 2019. The note was repaid in full through a 2005 refinancing.	—	531
Note payable with a financial institution in the amount of $462,000, secured by land and a restaurant building. The note bears interest at an initial variable rate of 5.75% and is adjusted monthly based upon the London Interbank Offered Rate. Unadjusted principal and interest is due in equal monthly payments of $3,835 through October 2019. The note was repaid in full through a 2005 refinancing.	—	459
Mortgage loan with a commercial bank in the amount of $553,000, secured by land and building at one restaurant location in Nevada. The note bears interest at a fixed rate of 6.50% for the first five years of the loan, during which time principal and interest is due in equal monthly installments of $3,492. The loan matures in June 2015.	549	—
Mortgage loan with a commercial bank in the amount of $900,000, secured by land and building at one restaurant location in Nevada. The note bears interest at a fixed rate of 6.50% for the first five years of the loan, during which time principal and interest is due in equal monthly installments of $5,689. The loan matures in June 2035.	895	—

Note payable with a financial institution in the amount of $4,785,000 secured by fixtures and equipment of 22 restaurant locations in California and Nevada. The note bears interest at the 3-month London Interbank Offered Rate, adjusted annually. Principal and interest is due in monthly payments through October 2014. As of December 31, 2005, monthly payment approximated $58,000. At December 31, 2005, Fatburger was in violation of two covenants related to this loan.	4,417	4,380
Note payable to a financial institution in the amount of $290,000, secured by fixtures and equipment at one restaurant located in California. The note bears interest at a fixed rate of 6.93%. Principal and interest are due in equal monthly installments of $4,367 through August 2010. At December 31, 2005, Fatburger was in violation of two covenants related to this loan.	207	245

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

	848	726
	$12,936	$7,977

At December 31, 2005, the contractual maturities of borrowings and notes payable are approximately as follows (dollars in thousands):

Year Ending December 31:
2006	$10,662
2007	18
2008	19
2009	868
2010	21
Thereafter	1,348
$12,936

We are subject to various covenants in the agreements evidencing our indebtedness. At December 31, 2005, Fatburger was not in compliance with all obligations under the agreements evidencing its indebtedness, as defined in the applicable agreements. Fatburger failed to meet the prescribed fixed charge coverage ratio and the prescribed debt-coverage ratio at December 31, 2005. Due to Fatburger’s non-compliance, the financial institution has the right to call the notes in 2006. As such, the total outstanding principal of $4.6 million on these two notes is reflected as maturing in 2006 in the above table. Fatburger has requested a waiver from the lender for the financial covenants with which it was not in compliance at December 31, 2005.

Borrowings related to our Barcelona properties, held through our VIE, are classified as maturing in 2006 due to our intention to sell these properties.

NOTE 13—LEASES

In October 2002, we purchased leasehold interests in 109 free-standing retail stores located throughout the United States. The transaction was completed through our wholly-owned subsidiary, Fog Cap Retail Investors LLC. The stores are free-standing, retail locations ranging from 4,500-7,000 square feet each. The initial term of the leasehold interests at the time of acquisition had an average expiration of approximately 6 years. However, we are entitled to exercise extension options which will allow us to control the properties for an additional 15 to 30 years.

In some cases, we have the option to terminate a lease by giving notice to the property owner. The notice to terminate must include an offer to purchase the property at a price calculated using a declining percentage of the original fair market value of the property at the time the original lease was initiated (generally in the 1970’s and 1980’s). The property owner then has the option to accept our offer to purchase the property or allow the lease to terminate.

Since the acquisition, there have been 9 leases which we have sold, terminated or allowed to expire. In addition, we purchased the entire fee ownership interests in 23 of the properties which had been part of the lease portfolio. As a result, as of December 31, 2005, we continue to lease 77 of the original 109 properties. Of the remaining 77 leases, 32 were on terms and conditions that required capitalization of the obligation. As of December 31, 2005, we had a $13.1 million investment in real estate as a result of the transaction, and a capital lease obligation of $10.6 million. The remaining 45 leases are classified as operating leases.

The leased properties are sublet to a broad tenant mix including convenience stores, shoe stores, video rental outlets, auto parts dealers, carpet retailers and other small businesses. The aggregate future minimum rentals to be received by us under non-cancelable subleases as of December 31, 2005, was $7.3 million for the properties subject to capital leases and $6.2 million for the properties subject to operating leases.

Assets held under capital leases are summarized as follows:

	December 31,
	2005	2004
	(dollars in thousands)
Restaurant property, plant and equipment	$305	$415
Real estate properties	13,141	14,074
Less accumulated depreciation and amortization	(1,032)	(782)
Net capital lease assets	$12,414	$13,707

Future minimum lease payments required under capital leases that have initial or remaining non-cancelable lease terms in excess of one year at December 31, 2005, are as follows (dollars in thousands):

Minimum Lease Payments (1)
2006	$1,580
2007	1,513
2008	1,472
2009	1,449
2010	1,413
Thereafter	23,044
Total	$30,471

(1)          Assumes that we will not terminate the lease under the termination/purchase clause described above. Includes $22.0 million in payments expected to be made under bargain lease renewals. The amount of imputed interest to reduce the minimum lease payments to present value is $19.6 million using an effective interest rate of 8.5%.

Rental expense for all operating leases for the fiscal year ended December 31, 2005, 2004 and 2003 was $3.4 million, $3.8 million, $2.8 million, respectively. Future minimum lease payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year at December 31, 2005, are as follows (dollars in thousands):

Minimum Lease Payments
2006	$3,421
2007	2,747
2008	2,137
2009	1,328
2010	983
Thereafter	3,774
Total	$14,390

NOTE 14—DIVIDENDS PAYABLE

During the year ended December 31, 2005, we declared and paid cash dividends totaling $0.52 per share ($4.2 million). During the year ended December 31, 2004, we declared and paid cash dividends totaling $0.52 per share ($4.4 million).

NOTE 15—INCOME TAXES

As of December 31, 2005, we had, for U.S. Federal tax purposes, a net operating loss (“NOL”) carry forward of approximately $85.2 million, including $6.8 million relating to Fatburger. Our NOL begins to expire in 2018. Fatburger’s NOL began to expire in 2004 and is subject to an annual limitation under the Internal Revenue Code of 1986, Section 382, Limitation on Net Operating Loss Carryovers and Certain Built-In Losses Following Change in Control. In addition, to the extent the Fatburger NOL is utilized, the recognition of the related tax benefits would first reduce goodwill related to the Fatburger acquisition, then other non-current intangible assets related to that acquisition, and then income tax expense in accordance with Statement on Financial Accounting Standards No. 109, Accounting for Income Taxes.

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

Our provision for income taxes includes the following:

	Year Ended December 31,
	2005	2004	2003
	(dollars in thousands)
Current provisions:
Federal	$—	$—	$2,560
State	—	—	1,095
Total current provision	—	—	3,655
Deferred provision:
Federal	—	—	—
State	—	—	—
Total deferred provision	—	—	—
Total provision for income taxes	$—	$—	$3,655

A reconciliation of the U.S. federal statutory rate to the effective tax rate on the income or loss from continuing operations, stated as a percentage of pretax income or loss, is as follows:

	Year Ended December 31,
	2005	2004	2003
U.S. federal statutory rate	(35.0)%	(35.0)%	35.0%
State taxes, net of federal benefit	(6.5)	1.7	8.9
Expiration of subsidiary’s NOL carryforward	13.3	—	—
Non-deductible compensation expense	—	43.3	5.3
Other	3.2	0.7	(6.5)
Valuation allowance	25.0	(10.7)	(2.3)
Effective tax rate	—%	—%	40.4%

The tax effects of temporary differences and carry forwards resulting in deferred income taxes are as follows:

	December 31,
	2005	2004
	(dollars in thousands)
Deferred Tax Assets:
Loss carry forwards	$34,104	$32,370
Deferred income	1,801	1,858
Impairment of assets	543	525
Other	1,778	1,737
Subtotal	38,226	36,490
Valuation allowance	(38,226)	(36,490)
Net deferred tax asset	$—	$—

Given the lack of sufficient earnings history, we do not believe the recognition of a deferred tax asset is appropriate at this time.

NOTE 16—COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET RISK

CCL Investigation

As we have previously disclosed, our Chief Executive Officer, Andrew Wiederhorn, was the target of a grand jury investigation into the failure of Capital Consultants, LLC and entered into a settlement with the US Attorney’s Office. Under the Settlement terms, Mr. Wiederhorn pled guilty on June 3, 2004 to two federal counts and was sentenced to 18 months incarceration and fined $2.0 million. The first count, a violation of an ERISA provision, involved a federal law that required no criminal intent and for which his reliance on the advice of counsel was not a defense. The second count related to a violation involving a deduction on a personal tax return. The deduction was structured and approved by Mr. Wiederhorn’s tax advisors and did not reduce Mr. Wiederhorn’s tax liability or reduce the government’s tax collections. Neither charge was based upon any acts or omissions involving the Company or Mr. Wiederhorn in his capacity as an officer or director of the Company.

On June 2, 2004, we entered into a leave of absence agreement with Mr. Wiederhorn. In entering into this agreement, our Board of Directors considered the nature of the statutes to which Mr. Wiederhorn pled and the fact that he relied on the advice of expert legal counsel and a national accounting firm. The Board also believed it was important to assure Mr. Wiederhorn’s return to active involvement with us because of his expertise and knowledge and to preserve a significant business relationship and the value of our investments. Under the terms of the leave of absence agreement, Mr. Wiederhorn continued to receive his regular salary and bonus as set forth in his employment agreement. In consideration of Mr. Wiederhorn’s good will, cooperation, and continuing assistance, and in recognition of Mr. Wiederhorn’s past service to us, to help avoid litigation and for the other reasons stated in the agreement, we also made a leave of absence payment to Mr. Wiederhorn in the amount of $2.0 million on June 2, 2004.

Mr. Wiederhorn began his leave of absence on August 2, 2004, returned to the Company on October 12, 2005, and resumed his role as Chairman and Chief Executive Officer on November 22, 2005.

Shareholder Derivative Complaint

On July 6, 2004, Jeff Allen McCoon, derivatively on behalf of the Company, filed a lawsuit in the Circuit Court for the State of Oregon (Multnomah County case number 0407-06900) which named the Company and all of its directors as defendants. The lawsuit alleges that members of the Company’s Board of Directors breached their duties to the Company in a number of ways, primarily relating to the leave of absence agreement with Andrew Wiederhorn. The lawsuit generally seeks restitution of payments made under the leave of absence agreement plus attorney fees and costs. On January 6, 2006, the Circuit Court dismissed the entire derivative lawsuit, ruling that Mr. McCoon was unfit to represent the Company’s shareholders. Mr. McCoon has filed an appeal to this ruling.

Liquidity

Borrowings related to our Barcelona properties of $6.0 million, held through our VIE, are reflected as maturing in 2006 due to our intention to sell these properties and repay the related debt at the time of sale. Due to Fatburger’s non-compliance on two debt covenants, the outstanding principal of $4.6 million on two notes is reflected as maturing in 2006. Fatburger intends to amend these agreements or refinance the notes in the Company’s 2006 fiscal year. We consider the sale of real estate and other investments to be a normal, recurring part of our operations and we expect these transactions to generate adequate cash flow to meet the Company’s liquidity needs for the 2006 fiscal year.

Other

We are involved in various other legal proceedings occurring in the ordinary course of business which we believe will not have a material adverse effect on the consolidated financial condition or operations of the Company.

We may utilize a wide variety of off-balance sheet financial techniques to manage our risk. In hedging the interest rate and/or exchange rate exposure of a foreign currency denominated asset or liability, we may enter into hedge transactions to counter movements in interest rates and foreign currencies. These hedges may be in the form of currency and interest rate swaps, options, and forwards, or combinations thereof. At December 31, 2005, we had no outstanding derivative instruments held for trading or hedging purposes.

In order to facilitate the development of franchise locations, as of December 31, 2005, Fatburger had guaranteed the annual minimum lease payments of five restaurant sites owned and operated by franchisees. The amount of the guarantees total approximately $1.7 million plus certain contingent rental payments as defined in the respective leases. These leases expire at various times through 2015.

We did not have any other off balance sheet arrangements in place as of December 31, 2005.

NOTE 17—ARRANGEMENTS WITH SENIOR OFFICERS

Employment Agreements

We have employment agreements with Andrew A. Wiederhorn (as Chief Executive Officer), and R. Scott Stevenson (as Senior Vice President and Chief Financial Officer) (each an “Executive” and collectively, the “Executives”).

We entered into a new employment agreement with Mr. Wiederhorn effective June 30, 2003. The employment agreement provides for an initial three-year term commencing July 1, 2003, which is automatically renewable for successive two-year terms unless either party gives written notice of termination to the other at least 90 days prior to the expiration of the then-current employment term. The employment agreement with Mr. Wiederhorn provides for a base salary of not less than $350,000 annually, plus an annual bonus as determined by the Compensation Committee of the Board of Directors.

We entered into a new employment agreement with Mr. Stevenson effective June 30, 2003. The employment agreement provides for an initial one year term commencing July 1, 2003, which is automatically renewable for successive one year terms unless either party gives written notice of termination to the other at least 60 days prior to the expiration of the then-current employment term. The employment agreement with Mr. Stevenson provides for a base salary of not less than $150,000 annually, plus an annual bonus as determined by the Compensation Committee of the Board of Directors.

We incurred salary and bonus expenses of $1.1 million, $7.3 million, and $5.0 million, respectively, for the years ended December 31, 2005, 2004 and 2003, relating to the Executives under current or prior employment agreements.

Prior to the passage of the Sarbanes-Oxley Act of 2002, Mr. Wiederhorn’s employment agreement allowed him to borrow a specified maximum amount from the Company to purchase shares of common stock. The loans are full recourse to the borrower and bear interest at the prime rate.

Under this program, on February 21, 2002, we loaned Mr. Wiederhorn $175,000 to finance the purchase of common stock. This loan is full recourse to Mr. Wiederhorn and is secured by all of Mr. Wiederhorn’s rights under his employment agreement. At Mr. Wiederhorn’s direction (in accordance with the terms of his employment agreement), on February 21, 2002, we also loaned a limited partnership controlled by Mr. Wiederhorn’s spouse (the “LP”) $687,000 to finance the purchase of common stock. The loan is secured by the membership interests of two limited liability companies owned by the LP. The limited liability companies each own a parcel of real property in Oregon and have no liabilities. At the time of the loan, the real property had an appraised value of $725,000. The loan is also guaranteed by Mr. Wiederhorn. The common stock purchased with the proceeds of these loans does not serve as security for the loans. The loans are due on February 21, 2007, and bear interest at the prime rate, as published in the Wall Street Journal, which interest is added to the principal annually.

In addition to these loans, prior to the passage of the Sarbanes-Oxley Act of 2002, we had also loaned Mr. Wiederhorn $2.0 million. This loan was full recourse to Mr. Wiederhorn and secured by trust deeds on two residences located in Oregon. The loan was due on August 1, 2007 and bore interest at 8.5% per annum, payable monthly. This loan was repaid in full on November 15, 2005.

The total amount of loans receivable from Mr. Wiederhorn, including compounded interest, was $1.0 million at December 31, 2005, and $3.0 million at December 31, 2004.

Call Option

On March 14, 2005, we exercised an option (the “Call Option”) to acquire 423,245 shares of our common stock from Mr. Wiederhorn for an exercise price of $3.99 per share. The Call Option had been acquired from Mr. Wiederhorn on April 27, 2004. The original purchase price for the Call Option was $750,000, resulting in an “all-in” cost to the Company upon exercise of approximately $5.76 per share. The aggregate price to the Company on exercise of $5.76 per share represented a small premium to our book value per share and market price per share at the time the option was purchased. Included in general and administrative expenses for the year ended December 31, 2004 is a charge of $0.1 million for the premium paid in excess of market value for the options. The Board of Directors reviewed the transaction to confirm that the transaction was in the best interest of the Company and its other stockholders.

NOTE 18—STOCK OPTIONS AND RIGHTS

We adopted a non-qualified stock option plan (“the Option Plan”) which provides for options to purchase shares of our common stock. The maximum number of shares of common stock that may be issued pursuant to options granted under the Option Plan is 3,500,000 shares.

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

A summary of our stock options as of and for the year ended December 31, 2005 is presented below:

	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	1,528,527	$4.54
Granted	19,500	$3.99
Exercised	—	$—
Cancelled/forfeited	(245,027)	$5.04
Outstanding at end of year	1,303,000	$4.44

Range of Exercise Prices	Shares	Weighted Average Remaining Life	Weighted Average Exercise Price
$2.00–4.00	30,500	7.6	$3.22
$4.01–6.00	1,265,000	6.0	$4.45
$6.01–20.00	7,500	8.3	$6.55

A summary of our stock options as of and for the period ended December 31, 2004, is presented below:

	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	992,000	$4.67
Granted	627,000	$4.29
Exercised	(40,473)	$4.28
Cancelled/forfeited	(50,000)	$4.27
Outstanding at end of year	1,528,527	$4.54

Range of Exercise Prices	Shares	Weighted Average Remaining Life	Weighted Average Exercise Price
$2.00–4.00	23,000	7.9	$2.97
$4.01–6.00	1,488,027	6.8	$4.46
$6.01–20.00	17,500	4.1	$13.45

A summary of our stock options as of and for the period ended December 31, 2003 is presented below:

	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	1,239,000	$4.67
Granted	35,000	$5.48
Exercised	(198,000)	$4.44
Cancelled/forfeited	(84,000)	$5.57
Outstanding at end of year	992,000	$4.67

Range of Exercise Prices	Shares	Weighted Average Remaining Life	Weighted Average Exercise Price
$2.00–4.00	26,000	8.4	$3.03
$4.01–6.00	956,000	6.0	$4.57
$6.01–20.00	10,000	4.5	$18.63

On October 18, 2002, we declared a distribution of one right (a “Right”) to purchase one one-tenth of a share of our common stock for each outstanding share of common stock, payable to the stockholders of record on October 28, 2002.

NOTE 19—ACQUISITION OF TREASURY STOCK

On March 14, 2005, we exercised an option (the “Call Option”) to acquire 423,245 shares of our common stock from Mr. Wiederhorn for an exercise price of $3.99 per share and the shares were added to treasury stock. The Board of Directors reviewed the transaction to confirm that the transaction was in the best interest of the Company and its other stockholders. As a result of this transaction, we recorded treasury stock of $2.3 million.

On April 28, 2004, we purchased 330,500 shares of our common stock from a shareholder who at the time owned greater than 10% of the outstanding shares. The purchase price was $5.40 per share ($1.8 million) and the shares were added to treasury stock. The purchase price represented a small premium to our book value per share and market price per share at the time of the transaction. The Company and its directors considered the following factors: (1) the potentially negative impact on our share price if the shares were disposed of publicly; (2) our favorable liquidity position; (3) the potential reduction in the risk that shares are transferred in a transaction which would have an adverse impact on our NOL position; and

(4) the reduction in the future expenditure of cash dividends by the Company. The Board of Directors reviewed and approved the transaction to confirm that the transaction was in the best interest of the Company and its other stockholders. As a result of this transaction, we recorded treasury stock of $1.7 million and a charge to earnings of $0.1 million for the year ended December 31, 2004.

NOTE 20—VARIABLE INTEREST ENTITIES

As of December 31, 2005, we have funded loans totaling $7.0 million ($4.7 million in 2005, $2.3 million in 2004) to four related Spanish entities formed to purchase, reposition and sell apartment buildings in Barcelona, Spain. Under the terms of the loans, we receive a preferred 30% return on investment, and after a similar return is paid to another minority investor, we receive an 80% share in additional profits generated by the investment. The investment meets the definition of a Variable Interest Entity (“VIE”)  under FASB Interpretation 46 (“FIN 46”) and we are the primary beneficiary of the VIE. As a result, the assets and liabilities of the VIE have been consolidated into the accompanying consolidated financial statements as of December 31, 2005 and December 31, 2004.

The VIE has invested in four apartment buildings. One building, with a cost of $1.5 million including capital improvements, was sold in November 2005 for $1.9 million, providing us a cash return of $0.9 million on our original $0.6 million investment. The remaining three buildings have a total cost of $11.8 million, including capital improvements. These acquisitions, and related operational expenditures, were funded with bank loans totaling $6.0 million, our $6.4 million investment and a $0.2 million contribution from the project managers. As of December 31, 2005, we had committed to fund additional advances of $0.7 million to the VIE. Neither the creditors nor the other beneficial interest holders have recourse to us with regard to these investments and, as a result, the remaining maximum limit of our exposure to loss on this investment is $7.1 million at December 31, 2005.

A third party has asserted that it holds a security interest in one of the properties which would allow it, subject to certain legal conditions, to acquire ownership of the property on March 24, 2006 unless the VIE formally assumes or repays a mortgage secured by the property in the approximate amount of $3.9 million. Our investment in this property totaled approximately $3.6 million at December 31, 2005. We have subsequently negotiated an extension of time to refinance or repay the mortgage to July 21, 2006.

Assets and liabilities of the VIE included in the accompanying consolidated statements of financial condition are summarized as follows:

Investment in real estate, net	$11,828,000
Other assets	266,000
Borrowings and notes payable	6,020,000
Accrued expense and other liabilities	58,000
Minority interest	231,000

NOTE 21—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the ending balance in accumulated other comprehensive income (loss) for each component:

	December 31,
	2005	2004	2003
	(dollars in thousands)
Net unrealized holding gains (losses) on mortgage-backed securities:
AAA rated agency securities	$—	$—	$(78)
Non-investment grade securities	—	4	822
Net unrealized gains (losses) on mortgage-backed securities	—	4	744
Unrealized foreign currency translation gains (losses)	161	325	224
Total other comprehensive income	$161	$329	$968

The following table presents the changes in accumulated other comprehensive income (loss):

	For the year ended December 31,
	2005	2004	2003
	(dollars in thousands)
Net increases in the net value of mortgage-backed securities	$—	$1,361	$12,211
Realized gains on mortgaged-backed securities recognized in net income (loss)	(3)	(2,101)	(12,494)
Net increases (decreases) from foreign currency translations	(594)	428	350
Realized (gains) losses in foreign currency included in net income (loss)	429	(327)	(799)
	$(168)	$(639)	$(732)

NOTE 22—ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

We have estimated fair value amounts using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts we could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

	December 31, 2005		December 31, 2004
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(dollars in thousands)
Assets:
Cash and cash equivalents	$4,071	$4,071	$11,948	$11,948
Loans	994	994	6,651	6,651
Liabilities:
Borrowings and notes payable	12,936	12,936	7,977	7,977
Obligations under capital leases	10,856	10,856	12,401	12,401

The methods and assumptions used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value are explained below:

Cash and cash equivalents—The carrying amounts approximate fair values due to the short-term nature of these instruments.

Loans—The fair value of our major loans are based upon the present value of the expected cash flows from the loans.

Borrowing and notes payable—The fair value of notes payable by Fatburger at December 31, 2005 and 2004 is based on a comparison of the terms of those loans with market terms for similar loans at those dates. The carrying value of the short term borrowings by the VIE approximate fair values due to the short-term nature of these instruments.

Obligations under capital leases—The fair value of obligations under capital leases is estimated based on current market rates for similar obligations with similar characteristics.

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2005 and 2004, respectively. Although we are not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

Restaurant Operations

As of December 31, 2005, Fatburger operates or franchises 79 hamburger restaurants located primarily in California and Nevada. In August 2003, we provided an investment and financing package for Fatburger which involved the acquisition of the entire class of the Series A Preferred and the Series D Preferred stock of Fatburger. As of December 31, 2005, we own approximately 71% of the voting control of Fatburger. Fatburger has plans to open additional restaurants, primarily through franchise operations, throughout the United States, Canada, and China. Franchisees currently own and operate approximately 53 of the Fatburger locations. During the year ended December 31, 2005, franchise rights to open 32 individual Fatburger restaurants were sold. Eighteen new restaurants were opened during the year, which were all franchise locations. One franchisee location in New Orleans, LA closed during the year due to damage sustained in Hurricane Katrina. Royalty revenues were approximately $1.8 million for the year.

Commercial Real Estate Mortgage Brokerage Operations

We hold a 51% ownership interest in George Elkins, a California mortgage banking operation, which provides brokerage services related to the production of over $1.1 billion per year in commercial real estate mortgages. George Elkins is headquartered in Los Angeles, with satellite offices located throughout the southern California area. The mortgage brokerage operation also manages a commercial loan servicing portfolio in excess of $1.0 billion for various investors.

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

Each of the segments operates with its own management and personnel. There are no indirect allocations of overhead or other costs. Minority interests in earnings, which were $0.6 million, $0.3 million, and $0.3 million for the years ended December 31, 2005, 2004, and 2003, respectively, are included in other income (loss) in the following segment financial results.

Segment data for the twelve months ended December 31, 2005, 2004, and 2003 are as follows (dollars in thousands):

	Real Estate, Merchant Banking and Finance			Commercial Real Estate Mortgage Brokerage			Restaurant			Total
	Twelve months ended December 31,			Twelve months ended December 31,			Twelve months ended December 31,			Twelve months ended December 31,
	2005	2004	2003	2005	2004	2003	2005	2004	2003	2005	2004	2003
Net Interest Income:
Loans	$905	$1,899	$1,250	$—	$—	$—	$—	$—	$—	$905	$1,899	$1,250
Securities	8	617	2,422	—	—	—	—	—	—	8	617	2,422
Loans to senior executives	198	189	216	—	—	—	—	—	—	198	189	216
Other investments	174	108	170	6	2	3				180	110	173
Total interest income	1,285	2,813	4,058	6	2	3	—	—	—	1,291	2,815	4,061
Interest expense	—	112	669	—	—	—	—	—	—	—	112	669
Net interest income	1,285	2,701	3,389	6	2	3	—	—	—	1,291	2,703	3,392
Real estate operations:
Operating revenue	4,303	4,108	4,026	—	—	—	—	—	—	4,303	4,108	4,026
Operating expense	(1,470)	(1,760)	(1,930)	—	—	—	—	—	—	(1,470)	(1,760)	(1,930)
Gain on sale of real estate	2,187	1,703	279	—	—	—	—	—	—	2,187	1,703	279
Interest expense	(863)	(1,120)	(1,335)	—	—	—	—	—	—	(863)	(1,120)	(1,335)
Impairment losses—hurricane	(300)	—	—	—	—	—	—	—	—	(300)	—	—
Depreciation	(515)	(646)	(616)	—	—	—	—	—	—	(515)	(646)	(616)
Total real estate operations	3,342	2,285	424	—	—	—	—	—	—	3,342	2,285	424
Restaurant operations:
Operating revenue	—	—	—	—	—	—	23,903	21,889	7,502	23,903	21,889	7,502
Cost of goods sold	—	—	—	—	—	—	(13,939)	(13,042)	(4,556)	(13,939)	(13,042)	(4,556)
Franchise and royalty fees	—	—	—	—	—	—	2,379	1,431	463	2,379	1,431	463
General and administrative costs	—	—	—	—	—	—	(11,593)	(10,809)	(3,514)	(11,593)	(10,809)	(3,514)
Interest Expense	—	—	—	—	—	—	(646)	(661)	(319)	(646)	(661)	(319)
Depreciation and amortization	—	—	—	—	—	—	(1,386)	(1,498)	(494)	(1,386)	(1,498)	(494)
Total restaurant operations	—	—	—	—	—	—	(1,282)	(2,690)	(918)	(1,282)	(2,690)	(918)
Other operating income:
Market valuations losses and impairments	—	—	(762)	—	—	—	—	—	—	—	—	(762)
Gain on sale of prepaid servicing credit	—	1,530	—	—	—	—	—	—	—	—	1,530	—
Equity in earnings (losses) of equity investee	(885)	4,419	4,934	—	—	—	—	—	—	(885)	4,419	4,934
Gain on sale of loans and securities	—	2,099	12,520	—	—	—	—	—	—	—	2,099	12,520
Loan brokerage fees	—	—	—	7,445	5,795	5,408	—	—	—	7,445	5,795	5,408
Other income, net	503	2,501	1,039	528	426	427	—	—	—	1,031	2,927	1,466
Total other operating income	(382)	10,549	17,731	7,973	6,221	5,835	—	—	—	7,591	16,770	23,566
Operating expenses:
Compensation and employee benefits	4,178	4,924	6,932	6,691	5,195	4,849	—	—	—	10,869	10,119	11,781
Leave of absence expense	—	4,750	—	—	—	—	—	—	—	—	4,750	—
Professional fees	2,425	2,498	1,756	60	37	169	—	—	—	2,485	2,535	1,925
Fees paid to related parties	—	342	425	—	—	—	—	—	—	—	342	425
Other	3,547	4,341	2,381	908	913	898	—	—	—	4,455	5,254	3,279
Total operating expenses	10,150	16,855	11,494	7,659	6,145	5,916	—	—	—	17,809	23,000	17,410
Net income (loss) before provision for income taxes	(5,905)	(1,320)	10,050	320	78	(78)	(1,282)	(2,690)	(918)	(6,867)	(3,932)	9,054
Provision for income taxes	—	—	3,454	—	—	—	—	—	201	—	—	3,655
Net income (loss)	$(5,905)	$(1,320)	$6,596	$320	$78	$(78)	$(1,282)	$(2,690)	$(1,119)	$(6,867)	$(3,932)	$5,399
Segment assets	$43,813	$52,357	$87,179	$2,075	$1,341	$2,230	$19,431	$20,200	$19,567	$65,319	$73,898	$108,976

NOTE 24—QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

	Quarter Ended
	December 31, 2005	September 30, 2005	June 30, 2005	March 31, 2005
	(dollars in thousands, except share data)
Interest income	$153	$158	$656	$324
Interest expense	—	—	—	—
Net interest income	153	158	656	324
Real estate operations, net	769	457	1,532	584
Restaurant operations, net	(369)	(275)	(490)	(148)
Other operating income	2,167	2,445	1,478	1,501
Other operating expenses	(5,643)	(5,266)	(3,084)	(3,816)
Income (loss) before income taxes	(2,923)	(2,481)	92	(1,555)
Income tax provision	—	—	—	—
Net income (loss)	$(2,923)	$(2,481)	$92	$(1,555)
Earnings (loss) per share:
Basic	$(0.36)	$(0.31)	$0.01	$(0.19)
Diluted	$(0.36)	$(0.31)	$0.01	$(0.19)

	Quarter Ended
	December 31, 2004	September 30, 2004	June 30, 2004	March 31, 2004
	(dollars in thousands, except share data)
Interest income	$545	$532	$952	$786
Interest expense	—	—	(41)	(71)
Net interest income	545	532	911	715
Real estate operations, net	1,705	359	163	58
Restaurant operations, net	(790)	(256)	(891)	(753)
Other operating income	3,348	5,034	5,943	2,445
Other operating expenses	(3,858)	(4,778)	(10,264)	(4,100)
Income (loss) before income taxes	950	891	(4,138)	(1,635)
Income tax provision	—	—	—	—
Net income (loss)	$950	$891	$(4,138)	$(1,635)
Earnings (loss) per share:
Basic	$0.11	$0.11	$(0.49)	$(0.19)
Diluted	$0.11	$0.11	$(0.49)	$(0.19)

NOTE 25—SUBSEQUENT EVENTS (UNAUDITED)

Dividends

On February 28, 2006 our Board of Directors declared a $0.13 per share dividend for the first quarter of 2006. The dividend was paid on March 14, 2006 to shareholders of record on March 9, 2006.

Sale of Real Estate

Subsequent to December 31, 2005, we sold seven stand-alone retail locations for a sales price of $3.6 million in cash.

Sale of Loan

In March 2006, we sold our interest in one loan for proceeds of $0.7 million. This loan had a carrying value of $0.2 million and provided a gain on sale of $0.5 million.

Investment in Fatburger

In March 2006, we invested an additional $2.5 million in Fatburger, and increased our voting control to 76%.

Security Interest on Barcelona property

On March 20, 2006, we were informed by the manager of the VIE holding our Barcelona real estate investments that a third party has asserted that it holds a security interest in one of the properties. This security interest would allow it, subject to certain legal conditions, to acquire ownership of the property on March 24, 2006 unless the VIE formally assumed or repaid a mortgage secured by the property in the approximate amount of $3.9 million.  We have subsequently negotiated an extension of time to refinance or repay the mortgage to July 21, 2006..

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 as amended, the Registrant has duly caused this report to be signed on its behalf on March 31, 2006, by the undersigned, thereunto duly authorized.

Fog Cutter Capital Group Inc.

By: /s/ ANDREW A. WIEDERHORN
Andrew A. Wiederhorn
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 31, 2006 by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ ANDREW A. WIEDERHORN
Andrew A. Wiederhorn
Chief Executive Officer and Director
/s/ DONALD BERCHTOLD
Donald Berchtold
Senior Vice President of Administration and Director
/s/ R. SCOTT STEVENSON
R. Scott Stevenson
Senior Vice President and Chief Financial Officer
/s/ DON H. COLEMAN
Don H. Coleman
Director
/s/ KENNETH KOTLER
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

99.4	Jordan D. Schnitzer Resignation Letter dated March 5, 2002, incorporated by reference to Exhibit 1.1 to the Form 8-K dated March 5, 2002, as previously filed with the SEC on March 7, 2002.
99.5	Settlement Agreement, incorporated by reference to Exhibit 99.1 to the Form 8-K dated May 13, 2002, as previously filed with the SEC on May 14, 2002.
99.6	Lawrence A. Mendelsohn Resignation Letter dated August 30, 2002, incorporated by reference to Exhibit 1.1 to the Form 8-K dated August 30, 2002, as previously filed with the SEC on September 3, 2002.
99.7	Robert G. Rosen Resignation Letter dated March 26, 2004, incorporated by reference to exhibit 99.1 of the Form 8-K dated March 26, 2004, as previously filed with the SEC on March 30, 2004.