Form 10-Q
period 2006-03-31
FOG CUTTER CAPITAL GROUP INC
filed 2006-05-11
CIK 1048566

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
OR
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒.

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2006
Common Stock, par value $0.0001 per share	7,957,428 shares

FOG CUTTER CAPITAL GROUP INC.
FORM 10-Q
I N D E X

Available information

Our website is www.fogcutter.com. We make our annual report on Form 10-K, as well as other reports filed with the Securities and Exchange Commission, available through our website as soon as reasonably practicable after they are filed. A copy of these reports may also be obtained by writing to us at 1410 SW Jefferson Street, Portland, Oregon, 97201, Attn:  Investor Reporting.

PART I—FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS (Unaudited)

FOG CUTTER CAPITAL GROUP INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)
(dollars in thousands, except share data)

	March 31, 2006	December 31, 2005
	(unaudited)
Assets:
Cash and cash equivalents	$2,475	$4,071
Loans	830	994
Investments in real estate, net	28,367	30,292
Loans to senior executives	1,028	1,015
Investment in Bourne End	738	803
Restaurant property, plant and equipment, net	5,885	5,167
Intangible assets, net	5,513	5,586
Goodwill	10,079	9,979
Other assets	7,988	7,412
Total assets	$62,903	$65,319
Liabilities and Stockholders’ Equity
Liabilities:
Borrowings and notes payable	$14,784	$12,936
Obligations under capital leases	10,685	10,856
Deferred income	4,090	4,330
Deferred income taxes	5,730	5,739
Accrued expenses and other liabilities	8,370	10,069
Total liabilities	43,659	43,930
Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $.0001 par value; 25,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.0001 par value; 200,000,000 shares authorized; 11,757,073 shares issued as of March 31,2006 and December 31, 2005; 7,957,428 shares outstanding as of March 31, 2006 and December 31, 2005	168,271	168,214
Accumulated deficit	(137,191)	(134,977)
Accumulated other comprehensive income	173	161
Treasury stock, 3,799,645 common shares as of March 31, 2006 and December 31, 2005, at cost	(12,009)	(12,009)
Total stockholders’ equity	19,244	21,389
Total liabilities and stockholders’ equity	$62,903	$65,319

The accompanying notes are an integral part of these consolidated financial statements.

FOG CUTTER CAPITAL GROUP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(dollars in thousands, except share data)

	Quarter Ended
	March 31,
	2006	2005
Restaurant Operations:
Operating revenue	$6,285	$5,983
Cost of goods sold	(3,659)	(3,459)
Franchise and royalty fee	637	521
General and administrative costs	(3,059)	(2,671)
Interest expense	(211)	(154)
Depreciation and amortization	(356)	(368)
Total restaurant operations	(363)	(148)
Real Estate Operations:
Operating income	1,071	1,007
Operating expense	(441)	(423)
Gain on sale of real estate	505	413
Interest expense	(220)	(268)
Depreciation	(119)	(145)
Total real estate operations	796	584
Other Operating Income:
Gain on sale of loans	496	—
Loan brokerage fees	1,693	1,428
Equity in loss of equity investees	(76)	—
Interest Income	80	324
Sales of manufacturing equipment	2,630	—
Other	523	73
Total other operating income	5,346	1,825
Operating Expenses:
Compensation and employee benefits	3,920	2,066
Cost of sales of manufacturing equipment	1,254	—
Professional fees	169	709
Fees paid to related parties	160	—
Interest Expense	34	—
Other	1,422	1,041
Total operating expenses	6,959	3,816
Net loss before provision for income taxes	(1,180)	(1,555)
Provision for income taxes	—	—
Net loss	$(1,180)	$(1,555)
Basic loss per share	$(0.15)	$(0.19)
Basic weighted average shares outstanding	7,957,428	8,310,132
Diluted net loss per share	$(0.15)	$(0.19)
Diluted weighted average shares outstanding	7,957,428	8,310,132
Dividends declared per share	$0.13	$0.13

The accompanying notes are an integral part of these consolidated financial statements.

FOG CUTTER CAPITAL GROUP INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(dollars in thousands)

	Common Stock		Treasury Stock		Accumulated	Accumulated Other Comprehensive
	Shares(1)	Amount	Shares	Amount	Deficit	Income	Total
Balance at January 1, 2006	7,957,428	$168,214	3,799,645	$(12,009)	$(134,977)	$161	$21,389
Comprehensive income (loss):
Net loss	—	—	—	—	(1,180)	—	(1,180)
Other comprehensive income:
Foreign currency translation	—	—	—	—	—	149	149
Reclassification adjustment for net losses on securities and foreign currency translation included in net income	—	—	—	—	—	(137)	(137)
Total comprehensive loss	—	—	—	—	—	—	(1,168)
Stock options earned	—	57	—	—	—	—	57
Dividends declared	—	—	—	—	(1,034)	—	(1,034)
Balance at March 31, 2006	7,957,428	$168,271	3,799,645	$(12,009)	$(137,191)	$173	$19,244

(1)             Issued and outstanding

The accompanying notes are an integral part of these consolidated financial statements.

FOG CUTTER CAPITAL GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(dollars in thousands)

	Quarter Ended
	March 31,
CASH FLOWS FROM OPERATING ACTIVITIES:	2006	2005
Net loss	$(1,180)	$(1,555)
Adjustments to reconcile net loss to net operating cash flows:
Equity in losses of equity investees	76	—
Depreciation and amortization	575	526
Loss (gain) on foreign currency translation	(137)	171
Gain on sale of loans	(496)	—
Gain on sale of real estate	(505)	(413)
Share based compensation	57	—
Other	(10)	(132)
Change in:
Deferred income	(20)	(120)
Other assets	(690)	1,374
Accounts payable and accrued liabilities	(514)	(688)
Net cash used in operating activities	(2,844)	(837)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of real estate	3,486	1,190
Proceeds from sale of loans	664	—
Investment in loans and discounted loans	—	(90)
Investment in real estate	(828)	(1,948)
Purchase of net assets of restaurant operations	(688)	—
Investments in restaurant property, plant, and equipment	(306)	(44)
Other	(8)	(4)
Net cash provided by (used in) investing activities	2,320	(896)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	333	1,374
Repayments on borrowings	(208)	(82)
Repayments under capital leases	(171)	(110)
Purchase of treasury stock	—	(1,689)
Dividend payments on common stock	(1,034)	(1,089)
Net cash used in financing activities	(1,080)	(1,596)
EFFECT OF EXCHANGE RATE CHANGE ON CASH	8	(50)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,596)	(3,379)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,071	11,948
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,475	$8,569
SUPPLEMENTAL DISCLOSURES OF CASH FLOWINFORMATION:
Cash paid for interest	$481	$422
Cash paid for income taxes	$9	$2
NONCASH FINANCING AND INVESTING ACTIVITIES
Treasury stock acquired through exercise of option	$—	$593

The accompanying ntoes are an integral part of these consolidated financial statements.

FOG CUTTER CAPITAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE           1—BASIS OF PRESENTATION

The accompanying interim consolidated financial statements of Fog Cutter Capital Group Inc. and Subsidiaries (“FCCG” or the “Company”) are unaudited and have been prepared in conformity with the requirements of Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), particularly Rule 10-01 thereof, which governs the presentation of interim financial statements. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying interim consolidated financial statements should be read in conjunction with the Company’s 2005 Annual Report on Form 10-K. A summary of the Company’s significant accounting policies is set forth in Note 2 to the consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2005.

In the Company’s opinion, all adjustments, comprised of normal recurring accruals necessary for the fair presentation of the interim financial statements, have been included in the accompanying consolidated financial statements. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain items in the previously reported consolidated financial statements were reclassified to conform to the March 31, 2006 presentation, none of which affected previously reported results of operations.

At March 31, 2006, certain Company officers and directors had, directly or indirectly, majority voting control of the Company.

NOTE           2—SIGNIFICANT TRANSACTIONS

The following significant events affected our operations for the three months ended March 31, 2006:

Sale of real estate

During the three months ended March 31, 2006, the Company sold seven stand-alone retail locations for a sales price of $3.5 million in cash. The properties had a net book value of $3.0 million at the time of disposal, and the Company recognized gains on the sales totaling $0.5 million.

Sale of loan

In March 2006, we sold our interest in one loan for $0.7 million. This loan had a carrying value of $0.2 million and provided a gain on sale of $0.5 million.

Investment in Barcelona, Spain properties

During the three months ended March 31, 2006, the Company funded additional loans totaling $0.7 million to our Variable Interest Entities (“VIE”) in Barcelona, Spain, bringing our total investment to

$7.0 million at March 31, 2006. During the same period, the VIE spent approximately $0.8 million for improvements and carrying costs on the three apartment buildings owned.

Fatburger Holdings, Inc. (“Fatburger”) investment

In March 2006, we invested an additional $2.5 million in Fatburger, and increased our voting control to 76%.

Purchases of Restaurant Operations

In February 2006, our Fatburger subsidiary acquired a controlling interest in one of its franchisees for $0.2 million. Approximately $0.4 million of restaurant property, plant, and equipment and other assets, and $0.2 million of minority interests were recorded as a result of this transaction. In March 2006, Fatburger acquired an additional franchise operation located in Florida for $0.5 million. As a result of this transaction, $0.6 million of assets, including $0.1 million of goodwill, and $0.1 million of liabilities were recorded at fair value.

Dividends

On February 28, 2006, the Company’s Board of Directors declared a $0.13 per share dividend for the first quarter of 2006. The dividend was paid on March 14, 2006 to shareholders of record on March 9, 2006.

Recently adopted accounting standards

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” (“FAS 123R”), which is a revision to SFAS No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”). FAS 123R supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB Opinion No. 25”). Generally, the approach in FAS 123R is similar to the approach described in FAS 123, except that FAS 123R requires all share-based awards to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative under FAS 123R. The Company adopted FAS 123R on January 1, 2006. See “Note 5—Stock Options and Rights.”

NOTE           3—COMMITMENTS, CONTINGENCIES & OFF-BALANCE SHEET RISK

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

Fatburger debt covenant non-compliance

At December 31, 2005, Fatburger was not in compliance with all obligations under the agreements evidencing its indebtedness, as defined in the applicable agreements. Fatburger failed to meet the prescribed fixed charge coverage ratio and the prescribed debt-coverage ratio at December 31, 2005. Due to Fatburger’s non-compliance, the lender has the right to demand repayment of the notes in 2006. Fatburger has requested a waiver from the lender for the financial covenants with which it was not in compliance. There can be no assurance that Fatburger will be successful in obtaining a waiver from the lender for non-compliance. If Fatburger fails to obtain this waiver and the lender exercises its right to demand payment, the Company’s liquidity could be negatively affected.

Liquidity

Due to Fatburger’s non-compliance on two debt covenants, the outstanding principal of $4.5 million on two notes was callable on demand by the lender in 2006. Fatburger intends to obtain waivers from the lender on these covenants or refinance the notes in 2006.

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

Other

The Company may utilize a wide variety of off-balance sheet financial techniques to manage its risk. In hedging the interest rate or foreign currency exchange rate exposure, the Company may enter into hedge transactions to counter movements in interest rates and foreign currencies. These hedges may be in the form of currency and interest rate swaps, options, and forwards or combinations thereof. At March 31, 2006, approximately 41% of the Company’s equity was invested in net assets located outside of the United States, primarily denominated in the euro or British pounds, and the Company had no outstanding derivative instruments held for trading or hedging purposes.

In order to facilitate the development of franchise locations, Fatburger had guaranteed the annual minimum lease payments of five restaurant sites owned and operated by franchisees. As of March 31, 2006, the amount of the guarantees total approximately $1.6 million plus certain contingent rental payments as defined in the respective leases. These leases expire at various times through 2015.

The Company did not have any other off balance sheet arrangements in place as of March 31, 2006.

NOTE           4—GOODWILL AND OTHER INTANGIBLE ASSETS

In July 2005, we acquired a 51% voting control interest in Centrisoft Corporation (“Centrisoft”), and began reporting the operations of Centrisoft on a consolidated basis as of July 1, 2005. Centrisoft develops and sells software that controls and enhances the productivity of enterprise networks and provides first level security against unauthorized applications and users. At March 31, 2006, the Company’s consolidated financial condition includes assets of $4.0 million, including goodwill of $2.0 million, and liabilities of $2.3 million related to Centrisoft.

In November 2005, we assumed 100% voting control of DAC International (“DAC”) through a Shareholders Pledge Agreement which was assigned to us in August 2002 as part of DAC’s debt restructuring. As a result of our voting control, we began reporting the operations of DAC on a consolidated basis as of November 1, 2005. DAC is a supplier of computer controlled lathes and milling machinery for the production of contact and intraocular lenses. At March 31, 2006, the Company’s consolidated financial condition includes assets of $4.6 million, including goodwill of $0.9 million, and liabilities of $2.3 million related to DAC. For the three months ended March 31, 2006, our consolidated results of operations include net profit of $0.8 million related to DAC.

Primarily as a result of the acquisitions of Fatburger, Centrisoft, and DAC, the Company has goodwill in the amount of $10.1 million and investments in intangible assets of $5.5 million. In accordance with FAS No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”), goodwill is not amortized, but is subject to an annual impairment test. Since the acquisitions of Fatburger and Centrisoft by the Company, both operations have experience operating losses and have funded their operations with limited liquidity. The Company believes that these conditions are temporary in nature, however, should these conditions not be corrected, the Company may be required to recognize impairment losses on its recorded goodwill. As of March 31, 2006, the Company was not aware of any events or changes in circumstances that would require the impairment of the recorded goodwill.

Net intangible assets included operating manuals, franchise agreements, leasehold interests, and sales contracts. Summarized information for our acquired intangible assets is as follows (dollars in thousands):

March 31, 2006
(dollars in thousands)
Franchise agreements	$1,162
Other intangible assets	1,023
Total amortized intangible assets	2,185
Less: accumulated amortization	(642)
Net amortized intangible assets	1,543
Trademarks	3,970
Total intangible assets	$5,513

Trademarks, which have indefinite lives, are not subject to amortization. All other intangible assets are amortized using the straight-line method over the estimated useful lives of the assets of five to fifteen years. Estimated amortization expense for the remainder of 2006 and the five succeeding years is as follows (dollars in thousands):

2006	$218
2007	287
2008	279
2009	263
2010	222
2011	164

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

NOTE           5—STOCK OPTIONS AND RIGHTS

The Company has a non-qualified stock option plan (the “Option Plan”) which provides for options to purchase shares of the Company’s common stock. Effective January 1, 2006, the Company applies FASB Statement No. 123R “Share-Based Payment” (“FAS 123R”), using the modified prospective transition method. Under that transition method, compensation cost recognized in 2006 includes (a) compensation cost for all share based awards granted prior to, but not yet vested as of January 1, 2006, based on the attribution method and grant date fair value estimated in accordance with the original provisions of FAS 123, and (b) compensation cost for all share based awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of FAS 123R, all recognized as the requisite service periods are rendered. Results for prior periods have not been restated.

The adoption of FAS 123R on January 1, 2006, resulted in the Company’s net loss for the three months ended March 31, 2006, being approximately $0.1 million higher than if the Company had continued to account for share based compensation under APB Opinion No. 25 and had no impact on basic and diluted loss per share as reported for the three months ended March 31, 2006.

Prior to January 1, 2006, the Company applied Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for the Option Plan. Accordingly, no compensation expense was recognized in the Consolidated Statements of Operations prior to January 1, 2006 for grants under the Option Plan. Had compensation expense for the Company’s Option Plan been determined based on the fair value at the grant date consistent with the methods of FASB Statement No. 123 “Accounting for Stock Based Compensation,” the Company’s net loss and loss per share for the three months ended March 31, 2005 would have been comparable to the pro forma amounts indicated below:

Three months ended March 31, 2005
(dollars in thousands, except share data)
Net loss:
As reported	$(1,555)
Pro forma compensation expense from stock based compensation, net of tax	(73)
Pro forma net loss	$(1,628)
Net loss per common and common share equivalent:
Basic loss per share:
As reported	$(0.19)
Pro forma	$(0.20)
Diluted loss per share:
As reported	$(0.19)
Pro forma	$(0.20)

There were no options granted with exercise prices below the market value of the stock at the grant date. Fair values for 2006 were estimated using the Black-Scholes option-pricing model with the following weighted average assumptions used: 10% dividend yield, expected volatility of 86%, risk-free interest rate of 2.5% and expected lives of five years.

NOTE           6—VARIABLE INTEREST ENTITIES

As of March 31, 2006, the Company has funded loans totaling $7.0 million to three related Spanish entities formed to purchase, reposition and sell apartment buildings in Barcelona, Spain. Under the terms of the loans, the Company receives a preferred 30% return on its investment, and, after a similar return is paid to another minority investor, the Company receives an 80% share in additional profits generated by the investment. The investment meets the definition of a Variable Interest Entity (“VIE”) under FASB Interpretation 46 (“FIN 46”) and the Company is the primary beneficiary of the VIE. As a result, the assets and liabilities of the VIE have been consolidated into the accompanying consolidated financial statements as of March 31, 2006.

The VIE currently owns three apartment buildings, consisting of 44 residential units and 5 retail shops, with a book value of approximately $13.0 million, including capital improvements. These acquisitions, and related operational expenditures, were funded with bank loans totaling $6.2 million, the Company’s $7.0 million investment and a $0.3 million contribution from the project managers. Neither the creditors nor the other beneficial interest holders have recourse to the Company with regard to these investments and, as a result, the maximum limit of the Company’s exposure to loss on this investment was $7.0 million as of March 31, 2006.

A third party has asserted that it holds a security interest in one of the properties which allowed it, subject to certain legal conditions, to acquire ownership of the property on March 24, 2006 unless the VIE formally assumed or repaid a mortgage secured by the property in the approximate amount of $3.9 million. Our investment in this property totaled approximately $4.4 million at March 31, 2006. We have subsequently negotiated an extension of time to refinance or repay the mortgage to July 21, 2006.

During the three months ended March 31, 2006, the Company funded additional loans of $0.7 million to the VIE, while the VIE spent approximately $0.8 million for improvements and carrying costs on the three apartment buildings owned. Assets and liabilities of the VIE included in the accompanying consolidated statements of financial condition are summarized as follows:

Investment in real estate, net	$12,988,000
Other assets	122,000
Borrowings and notes payable	6,157,000
Accrued expenses and other liabilities	192,000
Minority interest	333,000

NOTE           7—OPERATING SEGMENTS

Operating segments consist of (i) restaurant operations conducted through Fatburger Holdings, Inc. (“Fatburger”), (ii) commercial real estate mortgage brokerage activities conducted through George Elkins Mortgage Banking Company (“George Elkins”) and (iii) real estate, merchant banking and financing activities. The following is a summary of each of the operating segments:

Restaurant Operations

As of March 31, 2006, the Company owned approximately 76% of the voting control of Fatburger, which operates or franchises 81 hamburger restaurants located primarily in California and Nevada. Franchisees currently own and operate approximately 53 of the Fatburger locations. Two new franchise restaurants were opened during the three months ended March 31, 2006. Royalty revenues were approximately $0.6 million for the quarter.

Commercial Real Estate Mortgage Brokerage Operations

The Company hold a 51% ownership interest in George Elkins, a California mortgage banking operation, which provided brokerage services related to the production of over $1.1 billion in commercial real estate mortgages during 2005. George Elkins is headquartered in Los Angeles, with satellite offices located throughout the southern California area. The mortgage brokerage operation also manages a commercial loan servicing portfolio in excess of $1.0 billion for various investors.

Real Estate, Merchant Banking and Financing Operations

The Company invests in or finances real estate and other real estate-related or finance-related assets. The merchant banking and financing operations focus on the acquisition of controlling interests in businesses in the process of restructuring. This can take the form of assisting in a management buy-out, refinancing corporate debt or acquiring the “non-core” assets of a business.

Each of the segments operates with its own management and personnel. There are no indirect allocations of overhead or other costs. Minority interests in earnings, which were $0.2 million for the three months ended March 31, 2006, and $0.1 million for the same pe riod in 2005, are included in other income (loss) in the following segment financial results.

Segment data for the three months ended March 31, 2006, and 2005 are as follows (dollars in thousands):

	Real Estate, Merchant Banking and Finance		Commercial Real Estate Mortgage Brokerage		Restaurant		Total
	2006	2005	2006	2005	2006	2005	2006	2005
Restaurant operations:
Operating income	$—	$—	$—	$—	$6,285	$5,983	$6,285	$5,983
Cost of goods sold	—	—	—	—	(3,659)	(3,459)	(3,659)	(3,459)
Franchise and royalty fees	—	—	—	—	637	521	637	521
General and administrative costs	—	—	—	—	(3,059)	(2,671)	(3,059)	(2,671)
Interest Expense	—	—	—	—	(211)	(154)	(211)	(154)
Depreciation and amortization	—	—	—	—	(356)	(368)	(356)	(368)
Total restaurant operations	—	—	—	—	(363)	(148)	(363)	(148)
Real estate operations:
Operating revenue	1,071	1,007	—	—	—	—	1,071	1,007
Operating expense	(441)	(423)	—	—	—	—	(441)	(423)
Gain on sale of real estate	505	413	—	—	—	—	505	413
Interest expense	(220)	(268)	—	—	—	—	(220)	(268)
Depreciation	(119)	(145)	—	—	—	—	(119)	(145)
Total real estate operations	796	584	—	—	—	—	796	584
Other operating income (loss):
Gain on sale of loans	496	—	—	—	—	—	496	—
Loan brokerage fees	—	—	1,693	1,428	—	—	1,693	1,428
Equity in losses of equity investees	(76)	—	—	—	—	—	(76)	—
Interest income	78	323	2	1	—	—	80	324
Sale of manufacturing equipment, net	2,630	—	—	—	—	—	2,630	—
Other income (loss)	246	(72)	277	145	—	—	523	73
Total other operating income	3,374	251	1,972	1,574	—	—	5,346	1,825
Operating expenses:
Compensation and employee benefits	2,263	703	1,657	1,363	—	—	3,920	2,066
Cost of sales of manufacturing equipment	1,254	—	—	—	—	—	1,254	—
Professional fees	156	700	13	9	—	—	169	709
Fees paid to related parties	160	—	—	—	—	—	160	—
Interest expense	34	—	—	—	—	—	34	—
Other	1,201	813	221	228	—	—	1,422	1,041
Total operating expenses	5,068	2,216	1,891	1,600	—	—	6,959	3,816
Net income (loss) before provision for income taxes	(898)	(1,381)	81	(26)	(363)	(148)	(1,180)	$(1,555)
Provision for income taxes	—	—	—	—	—	—	—	—
Net income (loss)	$(898)	$(1,381)	$81	$(26)	$(363)	$(148)	$(1,180)	$(1,555)
Segment assets	$41,568	$48,878	$1,341	$605	$19,994	$19,902	$62,903	$69,385
Minority Interests	$(333)	$(386)	$(223)	$(150)	$(174)	$—	$(730)	$(536)

NOTE           8—INCOME TAXES

As of March 31, 2006, the Company had, for U.S. Federal tax purposes, a net operating loss (“NOL”) carry forward of approximately $86.4 million, including $7.2 million relating to Fatburger. The Company’s NOL begins to expire in 2018. Fatburger’s NOL began to expire in 2004 and is generally subject to an annual limitation under the Internal Revenue Code of 1986, Section 382, Limitation on Net Operating Loss Carryovers and Certain Built-In Losses Following Change in Control. In addition, to the extent the Fatburger NOL is utilized, the recognition of the related tax benefits would first reduce goodwill related to the Fatburger acquisition, then other non-current intangible assets related to that acquisition, and then income tax expense in accordance with Statement on Financial Accounting Standards No. 109, Accounting for Income Taxes.

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

During the three months ended March 31, 2006 and 2005 a provision for income taxes was not required due to the net operating loss generated during the period.

NOTE           9—SUBSEQUENT EVENTS

Restaurant Openings

Subsequent to March 31, 2006, Fatburger opened one company owned restaurant.

Mortgage note payable

In May 2006, the Company borrowed $1.5 million secured by an 84,912 sq. ft. warehouse located in Eugene, Oregon. The proceeds from the note will be used primarily to fund working capital needs in our Fatburger subsidiary.

Investment in Fatburger

On April 24, 2006, in exchange for our commitment to invest an additional $2.5 million, we acquired additional common stock of Fatburger, bringing our total voting control of Fatburger to 88%.

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

•       performance of retail/consumer markets, including consumer preferences and concerns about healthy diet;

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

Executive Overview

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

Significant Events

The following significant events affected our operations for the three months ended March 31, 2006:

•       Sale of real estate—During the three months ended March 31, 2006, the Company sold seven stand-alone retail locations for a sales price of $3.5 million in cash. The properties had a net book value of $3.0 million at the time of disposal, and the Company recognized gains on the sales totaling $0.5 million.

•       Sale of loan—In March 2006, we sold our interest in one loan for $0.7 million. This loan had a carrying value of $0.2 million and provided a gain on sale of $0.5 million.

•       Investment in Barcelona, Spain properties—During the three months ended March 31, 2006, the Company funded additional loans totaling $0.7 million to our Variable Interest Entities (“VIE”) in Barcelona, Spain. During the three months ended March 31, 2006, the VIE spent approximately $0.8 million for improvements on the three apartment buildings owned. On March 20, 2006, the Company was informed by the manager of the VIE that a third party had asserted that it held a security interest in one of the properties. This security interest allowed it, subject to certain legal conditions, to acquire ownership of the property on March 24, 2006 unless the VIE formally assumed or repaid a mortgage secured by the property in the approximate amount of $3.9 million. We negotiated an extension of time to refinance or repay the mortgage by July 21, 2006.

•       Fatburger investment—In March 2006, we invested an additional $2.5 million in Fatburger, and increased our voting control to 76%.

•       Investment in Boo Yaa Burger—In February 2006, we invested, through our Fatburger subsidiary, $0.2 million in Boo Yaa Burger, a Fatburger franchisee. Through this transaction, Fatburger consolidated approximately $0.4 million in restaurant property, plant, and equipment and other assets, and recognized $0.2 million in minority interest.

•       Purchase of Fatburger franchisee location—In March 2006, Fatburger paid $0.5 million to purchase the net assets of one franchisee that owned and operated one location in Florida. Through this transaction, Fatburger purchased $0.4 million in net assets and recognized $0.1 million in goodwill.

•       Dividends—On February 28, 2006, the Company’s Board of Directors declared a $0.13 per share dividend for the first quarter of 2006. The dividend was paid on March 14, 2006 to stockholders of record on March 9, 2006.

•       Recently adopted accounting standards—In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“FAS 123R”). FAS 123R requires all share-based awards to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Effective January 1, 2006, we adopted FAS 123R, using the modified prospective transition method. The adoption of FAS 123R resulted in our net loss for the three months ended March 31, 2006, being approximately $0.1 million higher than if we had continued to account for share based compensation under APB Opinion No. 25, and had no impact on basic and diluted loss per share as reported for the three months ended March 31, 2006.

Results of operations

Our operations have resulted in a net loss as follows:

Net Loss

	Three months ended March 31,
	2006	2005
	(dollars in thousands, except per share data)
Net Loss	$(1,180)	$(1,555)
Loss Per Share	$(0.15)	$(0.19)

The net loss for the three months ended March 31, 2006 was $1.2 million, or $0.15 per share. The loss is primarily due to significant operating expenses associated with our management infrastructure. We have put in place a management structure which we believe will enable us to significantly expand our operations, notably our Fatburger subsidiary. However, until the growth in operations is realized, the cost of our management structure will be borne by our existing operations. Our net loss for the three months ended March 31, 2005 of $1.6 million, or $0.19 per share, was also primarily attributable to our operating expenses as we transitioned the balance sheet and began focusing on our restaurant operations and other subsidiaries.

The following sections describe the results of operations of our operating segments for the three months ended March 31, 2006.

Restaurant Segment Operations

The following table shows our operating margin for company-owned restaurants for the three months ended March 31 2006 and 2005:

	Three months ended March 31,
	2006	2005
	(% to Company- owned restaurant sales)
Restaurant Sales:
Company-owned restaurant sales	100.0%	100.0%
Cost of sales (as% of Company restaurant sales)	58.2%	57.8%
Operating margin (restaurant sales only)	41.8%	42.2%

The following table shows our total operating results from the restaurant segment for the three months ended March 31 2006 and 2005:

	Three months ended March 31,
	2006	2005
	(% to total revenue)
Total Restaurant Operations:
Company-owned restaurant sales	90.8%	92.0%
Royalty revenue	8.1%	5.6%
Franchise fee revenue	1.1%	2.4%
Total revenue	100.0%	100.0%
Cost of goods sold	52.9%	53.2%
General & administrative costs	44.2%	41.1%
Interest expense	3.0%	2.4%
Depreciation & amortization	5.1%	5.6%
Net loss	(5.2)%	(2.3)%

For the three months ended March 31, 2006, company-owned restaurant sales increased 5.0% to $6.3 million from $6.0 million for the same period in 2005. This increase was primarily the result of increased volume, since we have not had any material price increases or opened any company-owned restaurants since the first quarter of 2005. Royalty revenue increased 53.4%, from $0.3 million in 2005 to $0.5 million in 2006, as a result of our franchise restaurant growth strategy. Our net loss from restaurant operations was 5.2% of total revenue for the three months ended March 31, 2006 due to the increased General and Administrative expenses as we continue to set up our infrastructure to support expansion.

Our primary strategy with respect to Fatburger is to increase the number of franchises, thus increasing the franchise fees and future royalty income to the operation. Since we acquired our interest in Fatburger in August 2003, Fatburger has added 29 new restaurants. While we seek to expand the number of existing restaurants, the identification of qualified franchisees and quality locations has an effect on the rate of growth in the number of our restaurants.

Commercial Real Estate Mortgage Brokerage Segment Operations

	Three months ended March 31,
	2006	2005
	(% to total revenue)
Loan Brokerage Fees	85.8%	90.7%
Loan Servicing and Other revenue	14.2%	9.3%
Total revenue	100.0%	100.0%
Compensation Expense	84.0%	86.6%
Professional Fees	0.6%	0.5%
Other Operating Expense	11.2%	14.5%
Net Income (Loss)	4.2%	(1.6)%

For the three months ended March 31, 2006, total revenue for this business segment increased 25.3% to $2.0 million from $1.6 million in 2005. This increase was primarily due to increased loan brokerage volume in 2006. Our net income from this business segment increased to $0.1 million, or 4.2% of segment revenue for the first quarter of 2006. This compares to a loss of less than $0.1 million, or 1.6% of segment revenue in 2005. The improvement came as a result of our ability to maintain segment overhead costs while volume increased during the period.

Real Estate, Merchant Banking and Finance Segment Operations

	Three months eded March 31,
	2006	2005
	(dollars in thousands)
Real Estate Operations:
Operating revenue	$1,071	$1,007
Operating expenses	(441)	(423)
Operating margin	630	584
Interest expense	(220)	(268)
Depreciation	(119)	(145)
Gain on sale of real estate	505	413
Net Income from real estate operations	$796	$584

During the three months ended March 31, 2006, our operating margin on real estate remained stable at approximately $0.6 million compared to the first quarter of 2005. Although we have continued to sell certain real estate investments, we have been able to maintain our operating margin due to our success in reducing vacancies and increasing lease rates. In the first quarter of 2006, we sold 7 buildings for total proceeds of $3.5 million, resulting in a gain on sale of approximately $0.5 million.

	Three months ended March 31,
	2006	2005
Interest Income:	(dollars in thousands)
Loan portfolios (1):
Interest income	$51	$275
Average asset balance	$1,975	$9,749
Average yield	10.3%	11.3%
Cash Deposits and other investments:
Interest income	$27	$49
Average asset balance	$2,534	$10,583
Average yield	4.3%	1.9%
Total:
Interest income	$78	$324
Average asset balance	$4,509	$20,332
Average yield	6.9%	6.4%

(1)          Includes loans to senior officers.

Our interest income for the three months ended March 31, 2006 was $0.1 million, compared with $0.3 million for the same period in 2005. The decrease is primarily attributable to the sale or repayment of loans in our loan portfolio since March 31, 2005.

Equity in Earnings of Equity Investees—At March 31, 2006, our sole equity investee was Bourne End Properties Plc. (“Bourne End”). We own approximately 26% of Bourne End, which operates a shopping center in the United Kingdom. During the three months ended March 31, 2006 we recognized less than $0.1 million of losses from Bourne End, primarily from a provision for UK income tax of approximately $0.3 million, partially offset by operating income from the shopping center.

Sale of manufacturing equipment—We began reporting the operations of DAC International, Inc. (“DAC”) on a consolidated basis on November 1, 2005. DAC is a supplier of computer controlled lathes and milling machinery for the production of contact and intraocular lenses. Net sales of DAC for the three months ended March 31, 2006 are summarized as follows:

Three months ended March 31, 2006
(dollars In thousands)
DAC—sales	$2,630
DAC—cost of sales	(1,254)
Net sales	1,376

Other revenue sources—In March 2006, we sold our interest in one loan for proceeds of $0.7 million. This loan had a carrying value of $0.2 million and provided a gain on sale of $0.5 million.

	Three months ended March 31,
	2006	2005
Operating Expenses:	(dollars in thousands)
Compensation and employee benefits	$2,263	$703
Travel and entertainment	322	137
Insurance expense	280	169
VIE (Barcelona properties) operating expenses	185	81
Professional fees	156	700
Depreciation	93	16
Occupancy costs	85	54
Directors fees	78	97
Other expenses	352	259
Total operating expenses	$3,814	$2,216

For the three months ended March 31, 2006, we incurred segment operating expenses from real estate, merchant banking and finance operations of $3.8 million, compared to $2.2 million for the same period in 2005. The 2006 operations include compensation expense of $0.5 million and other operating expenses of $0.2 million relating to Centrisoft Corporation (“Centrisoft”) acquired in July 2005, as well as $0.5 million of compensation and $0.4 million of other operating expenses relating to DAC, acquired in November 2005. Travel and entertainment expense for the three months ended March 31, 2006 includes $160,000 paid to Peninsula Capital Partners LLC (“Peninsula Capital”), an entity owned by Mr. Wiederhorn, for the Company’s business use of certain private aircraft. The Board of Directors is aware of the relationship and approved the fees for the use of the aircraft. The fee paid is a reimbursement of costs to Peninsula Capital for the Company’s use of the aircraft.

Changes in financial condition

Overview

Our assets, liabilities and stockholders’ equity can be summarized as follows:

	March 31, 2006	December 31, 2005
	(dollars in thousands)
Total assets	$62,903	$65,319
Total liabilities	43,659	43,930
Total stockholders’ equity	19,244	21,389

The decrease in total assets over the first quarter of 2006 is primarily due to a decrease in cash due to operating activities and the payment of dividends. As we implement our strategy of focusing our efforts on the development of the Fatburger operations, we may determine to reduce the future dividend amount to a level that is more typical of the restaurant industry. Total liabilities at March 31, 2006 are comparable to December 31, 2005. Stockholders’ equity decreased during the three months ended March 31, 2006 by approximately $2.1 million resulting from our net loss of $1.2 million and dividends paid of $1.0 million. These changes are described in more detail as follows:

Cash

Our cash decreased $1.6 million from December 31, 2005 to March 31, 2006. Significant sources and uses of cash during this quarter include:

•       $2.8 million of cash used in operations—comprised primarily of our net loss of $1.2 million adjusted for gains on sales of loans and real estate of $1.0 million;

•       $2.3 million of cash provided by investing activities—including $3.5 million from the sale of real estate and a net $0.7 million received from our loan portfolio, partially offset by a $0.8 million investment in real estate and $0.7 million invested by Fatburger in a subsidiary and in the net assets of one franchisee location; and

•       $1.1 million of cash used in financing activities—primarily dividends paid during the quarter.

Net Investments in Real Estate, and related liabilities

Our investments in real estate can be summarized as follows:

	March 31, 2006	December 31, 2005
	(dollars in thousands)
US based investments—owned (1):
Purchase price / improvements	$3,879	$7,032
Accumulated depreciation	(520)	(677)
Net book value	3,359	6,355
US based investments—capital leases (2):
Purchase price / improvements	13,136	13,141
Accumulated depreciation	(1,116)	(1,032)
Net book value	12,020	12,109
Foreign-based investments—owned (3):
Purchase price / improvements	12,988	11,828
Accumulated depreciation	—	—
Net book value	12,988	11,828
Total investments in real estate, net	$28,367	$30,292

(1)          Includes 3 commercial properties within the United States at March 31, 2006.

(2)          Includes 32 commercial properties under capital lease throughout the United States at March 31, 2006.

(3)          Includes 3 apartment buildings in Barcelona, Spain at March 31, 2006.

Borrowings related to our investments in real estate were as follows:

	March 31, 2006	December 31, 2005
	(dollars in thousands)
Obligations on real estate under capital lease	$10,418	$10,551
Borrowings on Barcelona properties	6,157	6,020
Total borrowing related to real estate	$16,575	$16,571

The decrease in owned US properties at March 31, 2006 compared to December 31, 2005 is due to the sale of 7 properties with a net book value of $3.0 million. There was no debt related to these properties. Investments in properties under capital lease decreased $0.1 million at March 31, 2006 due to depreciation during the first quarter of 2006. Obligations under capital leases related to these properties decreased $0.1 million primarily due to scheduled monthly payments during the same period. Our investment in apartment buildings in Barcelona, Spain increased $1.2 million since December 31, 2005. This was the result of $0.8 million of additional investment, and unrealized foreign currency translation gains of $0.4 million. Borrowings related to the Barcelona investments have increased $0.1 million due to foreign currency translation changes.

Net Restaurant Property, Plant and Equipment

Net restaurant property, plant and equipment increased $0.7 million at March 31, 2006, primarily due to Fatburger’s investment in Boo Yaa Burger and purchase of one franchisee location during the first quarter of 2006. Obligations on restaurant assets under capital lease remained substantially unchanged at $0.3 million at March 31, 2006.

Restaurant Debt

As of March 31, 2006, our restaurant debt totaled $7.1 million. This compares to $6.9 million at December 31, 2005. The increase was primarily due to additional borrowings and the purchase of the assets and liabilities of one franchisee location during the first quarter of 2006.

Goodwill and Net Intangible Assets

	March 31, 2006	December 31, 2005
	(dollars in thousands)
Goodwill—Fatburger acquisition	$7,163	$7,063
Goodwill—Centrisoft acquisition	1,999	1,999
Goodwill—DAC International acquisition	917	917
Total Goodwill	$10,079	$9,979
Net Intangible Assets—Fatburger	$5,086	$5,134
Net Intangible Assets—Centrisoft	427	452
Total Net Intangible Assets	$5,513	$5,586

As a result of the Fatburger’s acquisition and consolidation of the net assets of one franchisee location, goodwill increased $0.1 million from December 31, 2005 to March 31, 2006. Net intangible assets decreased $0.1 million over the same period due to amortization. Net intangible assets at March 31, 2006 consists of trademark rights of approximately $4.0 million, franchise agreements of approximately $0.8 million, sales contracts for Centrisoft of approximately $0.4 million, and other miscellaneous intangible assets of approximately $0.3 million. We do not believe that there is any impairment of goodwill or net intangible assets at March 31, 2006.

Loan Portfolio

As of March 31, 2006, our loan portfolio (excluding loans to senior executives) consists of three individual loans with a combined carrying value of $0.8 million. Two of the loans are secured by real estate consisting of commercial property located in Texas and Arizona, and one loan is secured by stock in a restaurant business. The loans have a weighted average interest rate (excluding fees and points) of 10.8% and a weighted average maturity of 18 months. In March 2006, we sold our interest in one loan for proceeds of $0.7 million. This loan had a carrying value of $0.2 million and provided a gain on sale of $0.5 million.

Loans to Senior Executives

We currently have two loans to our Chairman and Chief Executive Officer, Andrew Wiederhorn for a total of $1.0 million. Both loans were made on February 21, 2002 (prior to the passage of the Sarbanes-

Oxley Act of 2002). The loans are due on February 21, 2007, and bear interest at the prime rate, as published in the Wall Street Journal, which interest is added to the principal.

Investment in Bourne End Properties, Ltd.

Our investment in Bourne End decreased by less than $0.1 million from December 31, 2005 to $0.7 million at March 31, 2006, due to our 26% share of Bourne End’s net loss for the three months then ended.

Other Assets

	March 31, 2006	December 31, 2005
	(dollars in thousands)
Trade receivables	$2,298	$1,246
Inventory	1,990	1,880
Software costs	1,426	1,484
Restaurant assets	725	894
Capitalized deferred compensation	415	508
Mortgage servicing rights	229	234
Prepaid expenses	123	390
Investment in operating leases	103	126
Other	679	650
Total other assets	$7,988	$7,412

The increase in trade receivables at March 31, 2006 relates primarily to the operations of DAC.

Deferred Income

Our deferred income relating to the collection of unearned Fatburger franchise fees was $4.1 million at March 31, 2006, compared with $4.3 million at December 31, 2005. As of March 31, 2006, nearly all of the deferred income was comprised of the non-refundable franchise fee received by Fatburger for each future franchise location. These initial fees generally represent half of the total fee per location. The balance of the franchise fee (approximately an additional $4.1 million) will be collected in the future as leases on these specific franchise locations are signed.

Accrued Expenses and Other Liabilities

Accrued Expenses and Other Liabilities totaled $8.4 million at March 31, 2006, compared with $10.1 million at December 31, 2005. The decrease is primarily a result of the reclassification of $1.5 million of Centrisoft debt to Borrowings and notes payable.

Deferred Income Taxes

Deferred income taxes remained substantially unchanged at $5.7 million at March 31, 2006. As of March 31, 2006, we had, for U.S. Federal tax purposes, a net operating loss (“NOL”) carryforward of approximately $86.4 million, including $7.2 million relating to Fatburger. Our NOL carryforwards begin to expire in 2018, while Fatburger’s NOL carryforwards began to expire in 2004.

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund business operations, acquisitions, and expansion (including growth of company-owned and franchised restaurant locations), engage in loan acquisition and lending activities and for other general business purposes. In addition to our cash on hand, our primary sources of funds for liquidity during the first quarter of 2006 consisted of cash provided by proceeds from the sale of real estate and loans, and repayments of loans. As of March 31, 2006, we had cash or cash equivalents of $2.5 million, which, together with projected borrowings and proceeds from the sales of assets, we believe will be sufficient to meet our current liquidity needs.

At March 31, 2006, we had total consolidated secured indebtedness of $25.5 million, as well as $17.9 million of other liabilities. Our consolidated secured indebtedness consisted of:

•       $10.7 million in capital leases maturing between 2010 and 2040 which are secured by real estate;

•       mortgage notes payable of $6.2 million secured by our Barcelona properties;

•       notes payable and other debt of Fatburger of $7.1 million secured by the assets of Fatburger; and

•       $1.5 million of notes payable secured by the assets of Centrisoft.

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

Interest rate risk

Our borrowings and the availability of further borrowings are substantially affected by, among other things, changes in interest rates, changes in market spreads or decreases in credit quality of our assets. Material increases in interest expense from variable-rate funding sources, or material decreases in monthly cash receipts from operations, generally would negatively impact our liquidity. On the other hand, material decreases in interest expense from variable-rate funding sources would positively affect our liquidity. Fluctuations in interest rates will impact our net income to the extent our operations and our fixed rate assets are funded by variable rate debt. We may also be impacted to the extent that our variable rate assets re-price on a different schedule or in relation to a different index than any floating rate debt. See Item 3—Quantitative and Qualitative Disclosures about Market Risk for further analysis.

Fatburger debt covenant non-compliance

At December 31, 2005, Fatburger was not in compliance with all obligations under the agreements evidencing its indebtedness, as defined in the applicable agreements. Fatburger failed to meet the prescribed fixed charge coverage ratio and the prescribed debt-coverage ratio at December 31, 2005. Due to Fatburger’s non-compliance, the lender has the right to demand repayment of the notes in 2006. Fatburger has requested a waiver from the lender for the financial covenants with which it was not in compliance. There can be no assurance that Fatburger will be successful in obtaining a waiver from the lender for non-compliance. If Fatburger fails to obtain this waiver and the lender exercises its right to demand repayment, our liquidity could be negatively affected.

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

Dividends

During the three months ended March 31, 2006, we declared a cash distribution of $0.13 per share ($1.0 million). While we do not have a fixed dividend policy, we may declare and pay new dividends on our common stock, subject to our financial condition, results of operations, capital requirements and other factors deemed relevant by the Board of Directors. One factor the Board of Directors may consider is the impact of dividends on our liquidity. As we implement our strategy of focusing our efforts on the development of the Fatburger operations, we may determine to reduce the future dividend amount to a level that is more typical of the restaurant industry.

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

Off Balance Sheet Arrangements

In order to facilitate the development of franchise locations, as of March 31, 2006, Fatburger had guaranteed the annual minimum lease payments of five restaurant sites owned and operated by franchisees. The guarantees approximate $1.6 million plus certain contingent rental payments as defined in the respective leases. These leases expire at various times through 2015.

The lease guarantees by Fatburger do not provide us with a material source of liquidity, capital resources or other benefits. There are no revenues, expenses or cash flows connected with the lease guarantees other than the receipt of normal franchise royalties. As of March 31, 2006, we were not aware of any event or demand that was likely to trigger the guarantee by Fatburger.

We have various operating leases for office and retail space which expire through 2015. The leases provide for varying minimum annual rental payments including rent increases and free rent periods. We have future minimum rental payments under non-cancelable operating leases with initial or remaining terms of one year or more of approximately $13.5 million as of March 31, 2006.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk results from instruments entered into other than from trading purposes and consists primarily of exposure to loss resulting from changes in foreign currency exchange rates, interest rates and commodity prices.

Foreign Currency Exchange Rate Risk

Our exposure to foreign currency fluctuations arises mainly from our investment in Barcelona real estate and our UK investment in Bourne End. As of March 31, 2006, approximately 41% of our equity is invested in net assets located outside of the United States, primarily denominated in the euro or British pounds. The following table illustrates the projected effect on our net asset value as a result of hypothetical changes in foreign currency rates as of March 31, 2006:

Change in Foreign Exchange Rates (1)	Projected Change in Net Asset Fair Value	Projected Percentage Change in Net Asset Fair Value
Decrease 20%	$(1,579,000)	-8.2%
Decrease 10%	$(789,000)	-4.1%
No Change	$—	0.0%
Increase 10%	$789,000	4.1%
Increase 20%	$1,579,000	8.2%

(1)          Assumes that uniform percentage changes occur instantaneously in both the Great Britain pound and the euro. A decrease in the foreign exchange rate indicates a strengthening of the U.S. dollar against that currency. An increase in the foreign exchange rate indicates a weakening of the U.S. dollar against that currency.

We can utilize a wide variety of financial techniques to assist in the management of currency risk, including currency swaps, options, and forwards, or combinations thereof. No such currency hedging techniques were in use as of March 31, 2006.

Interest Rate Risk

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

The following table quantifies the potential changes in our net loss and net asset value as of March 31, 2006 should interest rates go up or down (shocked) by 100 or 200 basis points. Actual results could differ significantly from those estimated in the table.

	Projected Percent Change In		Projected Change In
Interest Rate Change (1)	Net Loss	Net Asset Fair Value (2)	Annual Net Loss	Net Asset Fair Value
-200 Basis Points	4.8%	-7.5%	$72,000	$(1,446,000)
-100 Basis Points	1.8%	-3.6%	$27,000	$(699,000)
0 Basis Points	0.0%	0.0%	$—	$—
100 Basis Points	-1.4%	3.4%	$(21,000)	$654,000
200 Basis Points	-2.8%	6.6%	$(41,000)	$1,266,000

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

The following table provides information as to the type of funding used to finance our assets as of March 31, 2006.

	March 31, 2006
	Basis Amount	Coupon Type	Liability	Type
	(dollars in thousands)
Interest-Bearing Assets:
Fixed-rate assets, no financing	$830	Fixed	$—	None
Variable-rate assets, no financing	1,028	Prime	—	None
Cash and cash equivalents	2,475	N/A	—	None
Subtotal	4,333		—
Other Assets:
Investments in real estate	28,367	N/A	16,574	Fixed
Investment in BEP	738	N/A	—	None
Restaurant property, plant and equipment	5,885	N/A	7,327	Mixed
Intangible assets, net	5,513	N/A	—	None
Goodwill	10,079	N/A	—	None
Other	7,988	N/A	—	None
Subtotal	62,903		23,901
Liability Only:
Deferred income	—		4,090	None
Deferred income taxes	—		5,730	None
Other	—		9,938	None
Total	$62,903		$43,659

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities and Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report, have concluded that our disclosure controls and procedures were effective and designed to ensure that material information relating to us and our consolidated subsidiaries is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

There were no significant changes in our internal control over financial reporting in connection with an evaluation that occurred during our first fiscal quarter of 2006 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

Shareholder Derivative Complaint

On July 6, 2004, Jeff Allan McCoon, derivatively on behalf of Fog Cutter Capital Group Inc., filed a lawsuit in the Circuit Court for the State of Oregon (Multnomah County) which named us and all of our directors as defendants. The lawsuit, as amended, alleged that the Company’s Board of Directors breached their fiduciary duties to us and our stockholders in a number of ways, primarily relating to the leave of absence agreement with Mr. Wiederhorn. On January 6, 2006, the Circuit Court dismissed the entire derivative lawsuit, ruling that Mr. McCoon was unfit to represent our stockholders. Mr. McCoon has filed an appeal to this ruling.

ITEM 1A. RISK FACTORS

In addition to the other information contained in this quarterly report, you should carefully read and consider the following risk factors. If any of these risks actually occur, our business, financial condition or operating results could be materially adversely affected and the trading price of our common stock could decline.

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

Our borrowings and the availability of further borrowings are substantially affected by, among other things, changes in interest rates. Fluctuations in interest rates will affect our net income to the extent our operations and our fixed rate assets are funded by variable rate debt. We are also affected by foreign currency exchange rate changes, as a significant portion of our assets are invested in foreign currencies, mainly the euro and Great British pound. See Item 3 - Quantitative and Qualitative Disclosures about Market Risk for further analysis.

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

Risks related to Fatburger

Fatburger debt covenant non-compliance

At December 31, 2005, Fatburger was not in compliance with all obligations under the agreements evidencing its indebtedness, as defined in the applicable agreements. Fatburger failed to meet the prescribed fixed charge coverage ratio and the prescribed debt-coverage ratio at December 31, 2005. Due to Fatburger’s non-compliance, the lender has the right to demand repayment of the notes in 2006. Fatburger has requested a waiver from the lender for the financial covenants with which it was not in compliance. There can be no assurance that Fatburger will be successful in obtaining a waiver from the lender for non-compliance. If Fatburger fails to obtain this waiver and the lender exercises its right to demand repayment, our liquidity could be negatively affected.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

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

4.9          Amendment Number 1 to the Long Term Vesting Trust Agreement dated as of September 19, 2002, by and between the Registrant and Andrew Wiederhorn, Don Coleman, and David Dale-Johnson as previously filed with the SEC on March 30, 2005.

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

Date:  May 11, 2006

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