Form 10-Q
period 2006-06-30
FOG CUTTER CAPITAL GROUP INC
filed 2006-08-04
CIK 1048566

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes☐  No☒.

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2006
Common Stock, par value $0.0001 per share	7,957,428 shares

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

PART I – FINANCIAL INFORMATION

ITEM 1.  INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

FOG CUTTER CAPITAL GROUP INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

(dollars in thousands, except share data)

		December 31,
	June 30, 2006	2005
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$3,522	$4,071
Accounts receivable	1,646	1,248
Loans to senior executives	1,044	—
Inventories	2,253	1,880
Investments in real estate, held for sale, net	15,965	6,355
Other current assets	1,459	1,678
Total current assets	25,889	15,232

Investments in real estate, net	11,937	23,937
Notes receivable	820	976
Loans to senior executives	—	1,015
Investment in Bourne End	1,600	803
Property, plant and equipment, net	6,391	5,377
Intangible assets, net	5,440	5,586
Goodwill	10,079	9,979
Other assets	2,063	2,414
Total assets	$64,219	$65,319

Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable and accrued liabilities	$9,090	$9,536
Borrowings and notes payable, current portion	14,021	4,642
Obligations under capital leases, current portion	1,522	1,548
Total current liabilities	24,633	15,726

Borrowings and notes payable	2,296	8,294
Obligations under capital leases	8,995	9,309
Deferred income	4,060	4,330
Deferred income taxes	5,655	5,739
Total liabilities	45,639	43,398

Commitments and contingencies	—	—
Minority interests in consolidated subsidiaries	846	532

Stockholders’ Equity:
Preferred stock, $.0001 par value; 25,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.0001 par value; 200,000,000 shares authorized; 11,757,073 shares issued as of June 30, 2006 and December 31, 2005; 7,957,428 shares outstanding as of June 30, 2006 and December 31, 2005	168,328	168,214
Accumulated deficit	(138,802)	(134,977)
Accumulated other comprehensive income	217	161
Treasury stock, 3,799,645 common shares as of June 30, 2006 and December 31, 2005, at cost	(12,009)	(12,009)
Total stockholders’ equity	17,734	21,389
Total liabilities and stockholders’ equity	$64,219	$65,319

The accompanying notes are an integral part of these consolidated financial statements.

FOG CUTTER CAPITAL GROUP INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(dollars in thousands, except share data)

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenue:
Restaurant and manufacturing sales	$8,944	$6,055	$17,877	$12,037
Restaurant franchise and royalty fees	598	501	1,235	1,022
Real estate rental income	983	1,161	2,050	2,163
Loan brokerage and servicing fees	1,895	1,248	3,887	2,878
Total revenue	12,420	8,965	25,049	18,100

Operating costs and expenses:
Restaurant and manufacturing cost of sales	5,133	3,604	10,046	7,063
Real estate operating expense	230	417	672	840
Engineering and development	387	—	797	—
Depreciation and amortization	453	408	861	847
Total operating cost and expenses	6,203	4,429	12,376	8,750

General and administrative expenses:
Compensation and employee benefits	4,615	2,262	8,857	5,029
Professional fees	1,244	724	1,698	1,570
Fees paid to related parties	72	—	232	—
Other	3,819	3,053	7,337	6,001
Total general and administrative expenses	9,750	6,039	18,124	12,600

Non-operating income (expense):
Gain on sale of real estate	1,188	1,176	1,694	1,589
Gain on sale of notes receivable	—	—	496	—
Interest Income	100	656	180	980
Interest expense	(598)	(467)	(1,064)	(889)
Other income (loss)	512	(164)	889	(219)
Total non-operating income	1,202	1,201	2,195	1,461

Loss before provision for income taxes, minority interests, and equity in income of equity investees	(2,331)	(302)	(3,256)	(1,789)

Provision for income taxes	—	—	—	—
Minority interest in earnings	(104)	(47)	(283)	(115)
Equity in income of equity investees	823	441	748	441

Net income (loss)	$(1,612)	$92	$(2,791)	$(1,463)

Basic income (loss) per share	$(0.20)	$0.01	$(0.35)	$(0.18)
Basic weighted average shares outstanding	7,957,428	7,957,428	7,957,428	8,133,780
Diluted net income (loss) per share	$(0.20)	$0.01	$(0.35)	$(0.18)
Diluted weighted average shares outstanding	7,957,428	7,961,915	7,957,428	8,133,780
Dividends declared per share	$—	$0.13	$0.13	$0.26

The accompanying notes are an integral part of these consolidated financial statements.

FOG CUTTER CAPITAL GROUP INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(dollars in thousands, except share data)

	Common Stock		Treasury Stock		Accumulated	Accumulated Other Comprehensive
	Shares (1)	Amount	Shares	Amount	Deficit	Income	Total
Balance at January 1, 2006	7,957,428	$168,214	3,799,645	$(12,009)	$(134,977)	$161	$21,389
Comprehensive income (loss):
Net loss	—	—	—	—	(2,791)	—	(2,791)
Other comprehensive income:
Foreign currency translation	—	—	—	—	—	561	561
Reclassification adjustment for net losses on securities and foreign currency translation included in net income	—	—	—	—	—	(505)	(505)
Total comprehensive loss	—	—	—	—	—	—	(2,735)
Stock options earned	—	114	—	—	—	—	114
Dividends declared	—	—	—	—	(1,034)	—	(1,034)
Balance at June 30, 2006	7,957,428	$168,328	3,799,645	$(12,009)	$(138,802)	$217	$17,734

(1)                                  Issued and outstanding

The accompanying notes are an integral part of these consolidated financial statements.

FOG CUTTER CAPITAL GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(dollars in thousands)

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,612)	$92	$(2,791)	$(1,463)
Adjustments to reconcile net income (loss) to net operating cash flows:
Equity in income of equity investees	(823)	(441)	(748)	(441)
Depreciation and amortization	633	532	1,208	1,096
Loss (gain) on foreign currency translation	(368)	249	(505)	420
Gain on sale of loans	—	—	(496)	—
Gain on sale of real estate	(1,188)	(1,176)	(1,694)	(1,589)
Share based compensation	58	—	114	—
Other	(10)	20	(20)	(114)
Change in:
Deferred income	(30)	25	(50)	(95)
Other assets	211	(1,250)	(479)	136
Accounts payable and accrued liabilities	1,472	(99)	960	(837)
Net cash used in operating activities	(1,657)	(2,048)	(4,501)	(2,887)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of real estate	2,641	2,128	6,126	3,320
Proceeds from sale of loans	—	—	664	—
Investment in loans and discounted loans	—	(1,345)	—	(1,435)
Principal repayments on loans and discounted loans	—	1,108	—	1,109
Investment in real estate	(362)	(178)	(1,190)	(2,126)
Purchase of net assets of restaurant operations	—	—	(688)	—
Investments in property, plant, and equipment	(588)	(87)	(894)	(169)
Other	(12)	137	(20)	133
Net cash provided by investing activities	1,679	1,763	3,998	832

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	2,067	918	2,401	2,292
Repayments on borrowings	(875)	—	(1,083)	(82)
Repayments under capital leases	(169)	(135)	(340)	(245)
Purchase of treasury stock	—	—	—	(1,689)
Dividend payments on common stock	—	(1,061)	(1,034)	(2,151)
Net cash provided by (used in) financing activities	1,023	(278)	(56)	(1,875)

EFFECT OF EXCHANGE RATE CHANGE ON CASH	2	(86)	10	(98)
NET CHANGE IN CASH AND CASH EQUIVALENTS	1,047	(649)	(549)	(4,028)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,475	8,569	4,071	11,948
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,522	$7,920	$3,522	$7,920

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$405	$382	$881	$842
Cash paid for income taxes	$75	$20	$83	$22

NONCASH FINANCING AND INVESTING ACTIVITIES:
Treasury stock acquired through exercise of option	$—	$—	$—	$593

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1 - BASIS OF PRESENTATION AND ACCOUNTING POLICIES

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

In the Company’s opinion, all adjustments, comprised of normal recurring accruals necessary for the fair presentation of the interim financial statements, have been included in the accompanying consolidated financial statements.  Operating results for the six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The Company’s operations and activities are becoming more focused on restaurant and other more typical commercial businesses, and less focused on finance and real estate.  As a result, certain reclassifications of the balances and modifications to the presentation of the financial statements have been made, including the reclassification of certain investments in real estate as held for sale.  None of these changes in presentation affected previously reported results of operations.

At June 30, 2006, certain Company officers and directors had, directly or indirectly, majority voting control of the Company.

Minority interests

The Company applies Accounting Research Bulletin No. 51, “Consolidated Financial Statements” (“ARB 51”), which requires the elimination of all intercompany profit or loss and balances between consolidated companies.  ARB 51 also requires the recognition of minority interest in consolidated subsidiaries.   Consistent with ARB 51, where losses applicable to a minority interest exceed the minority interest in the capital of the subsidiary, such excess and any further losses are charged against the Company.  Should the subsidiary become profitable, the Company will be credited to the extent of such losses previously absorbed.

Long-lived assets, held for sale

The Company classifies its long-lived assets to be sold as held for sale in the period when the following criteria are met:

(i)                   management commits to a plan to sell the asset;

(ii)                the asset is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets;

(iii)             an active program to locate a buyer and other actions required to complete the plan to sell the asset have been initiated;

(iv)            the sale of the asset is probable, and transfer of the asset is expected to qualify for recognition as a completed sale, within one year;

(v)               the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and

(vi)            actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.

Share-based payments

In 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“FAS 123R”), which requires all share-based awards to employees, including grants of employee stock options, to be recognized in results of operations based on their fair value.  The Company adopted FAS 123R on January 1, 2006.

Recently issued accounting standards

In June, 2006 the FASB issued FASB Interpretation No. 48 (“FIN 48”) clarifying the manner in which enterprises’ account for uncertainty in income taxes recognized in an enterprises’ financial statements.  The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company has not yet determined the effect, if any, of this new standard on its consolidated financial position and results of operations.

NOTE 2 - SIGNIFICANT TRANSACTIONS

The following significant events affected our operations for the six months ended June 30, 2006:

Sale of real estate

During the six months ended June 30, 2006, the Company sold seven stand-alone retail locations in a single transaction for a sales price of $3.5 million in cash.  The properties had a net book value of $3.0 million at the time of disposal, and the Company recognized gains on the sales totaling $0.5 million.

The Company also sold a 10 acre parcel of vacant land for $2.6 million in cash.  The property had a net book value of $1.4 million at the time of disposal, and the Company recognized a gain on sale of $1.2 million.  Certain contingencies may result in additional sale proceeds of $0.3 million.  The Company has not recognized the contingent portion of the sales price due to the uncertainty of ultimate realization.

These properties were classified as real estate held for sale in the accompanying Statement of Financial Condition as of December 31, 2005.

Sale of loan

In March 2006, the Company sold its interest in one loan for $0.7 million.  This loan had a carrying value of $0.2 million and provided a gain on sale of $0.5 million.

Sale of property by equity investee

In June 2006, the Company’s equity investee, Bourne End Properties Plc. (“Bourne End”) completed the sale of its last remaining shopping center in Speke, England.  Bourne End recognized a gain under U.S. financial reporting standards of approximately $1.1 million, of which, the Company’s share was approximately $0.3 million.  The Company was also allocated additional income from Bourne End in the approximate amount of $0.5 million under a revenue sharing agreement with the other investors as a result of exceeding certain profitability measures.  As a result, the Company recognized $0.8 million in income from equity investees during the quarter ended June 30, 2006.

Investment in Barcelona, Spain properties

During the six months ended June 30, 2006, the Company funded additional loans totaling $1.0 million to Variable Interest Entities (“VIE”) in Barcelona, Spain.  This brings the Company’s total investment in these entities to $7.8 million at June 30, 2006.  During the same period, the VIE spent approximately $1.1 million for improvements and carrying costs on the three apartment buildings owned.

Fatburger Holdings, Inc. (“Fatburger”) investment

In the six months ended June 30, 2006, the Company invested an additional $5.0 million in Fatburger and increased its voting control to approximately 82%.

In February 2006, Fatburger acquired a controlling interest in one of its franchisees in Virginia for $0.2 million.  Approximately $0.4 million of property, plant, and equipment and other assets, and $0.2 million of minority interests were recorded at fair value as a result of this transaction.  In March 2006, Fatburger acquired an additional franchise operation located in Florida for $0.5 million.  As a result of this transaction, $0.6 million of assets, including $0.1 million of goodwill, and $0.1 million of liabilities were recorded at fair value.

Centrisoft Corporation (“Centrisoft”) investment

In June 2006, the Company invested an additional $0.5 million in Centrisoft and increased its voting control to 79%.

Mortgage note payable

In May 2006, the Company borrowed $1.5 million secured by an 84,912 sq. ft. warehouse located in Eugene, Oregon.  The proceeds from the note were used primarily to fund the Company’s investment in Fatburger.

Dividends

On February 28, 2006, the Company’s Board of Directors declared a $0.13 per share dividend in the first quarter of 2006.  The dividend was paid on March 14, 2006 to shareholders of record on March 9, 2006.  No dividends were declared or paid in the second quarter of 2006.

NOTE 3 – COMMITMENTS, CONTINGENCIES & OFF-BALANCE SHEET RISK

Shareholder Derivative Complaint

On July 6, 2004, Jeff Allen McCoon, derivatively on behalf of the Company, filed a lawsuit in the Circuit Court for the State of Oregon (Multnomah County case number 0407-06900) which named the Company and all of its directors as defendants.  The lawsuit alleged that members of the Company’s Board of Directors breached their duties to the Company in a number of ways, primarily relating to the leave of absence agreement with Andrew Wiederhorn.  The lawsuit generally sought restitution of payments made under the leave of absence agreement plus attorney fees and costs.  On January 6, 2006, the Circuit Court dismissed the entire derivative lawsuit, ruling that Mr. McCoon was unfit to represent the Company’s shareholders.  Mr. McCoon has filed an appeal to this ruling.

Fatburger Debt Covenant

At December 31, 2005, Fatburger was not in compliance with all obligations under the agreements evidencing its indebtedness, as defined in the applicable agreements.  Fatburger failed to meet the prescribed fixed charge coverage ratio and the prescribed debt-coverage ratio in two notes payable at December 31, 2005.  Due to Fatburger’s non-compliance, the lender has the right to demand repayment of the notes in 2006.  As such, on the Company’s Consolidated Statements of Financial Condition, $4.1 million and $4.2 million of long-term debt at June 30, 2006 and December 31, 2005, respectively, have been classified as current.  The lender has not demanded early repayment of the loans; however, if the lender exercises its right to demand payment, the Company’s liquidity could be negatively affected.

Liquidity

The Company considers the sale of real estate and other investments to be a normal, recurring part of operations and expects these transactions to generate adequate cash flow to meet the Company’s liquidity needs for the 2006 fiscal year.

The Company does not have a fixed dividend policy, and may declare and pay new dividends on common stock, subject to financial condition, results of operations, capital requirements and other factors deemed relevant by the Board of Directors.  One factor the Board of Directors may consider is the impact of dividends on the Company’s liquidity.  As the Company implements its strategy of focusing efforts on the development of Fatburger, the Board of Directors may determine to reduce any future dividend amount to a level that is more typical of the restaurant industry, or eliminate the dividend in its entirety.

Centrisoft operations

The Company expects that Centrisoft will require capital resources and have negative cash flow in the near term.  Since Centrisoft is in the early stages of its marketing, there can be no assurance that it will be successful in attracting a significant customer base.  Centrisoft is currently marketing its software to potential customers both directly and through re-seller relationships.  There can be no assurance that Centrisoft will be successful in generating sufficient cash flow to support its own operations in the near term.

Other

The Company may utilize a wide variety of off-balance sheet financial techniques to manage its risk.  In hedging the interest rate or foreign currency exchange rate exposure, the Company may enter into hedge transactions to counter movements in interest rates and foreign currencies.  These hedges may be in the form of currency and interest rate swaps, options, and forwards or combinations thereof.  At June 30, 2006, approximately 50% of the Company’s equity was invested in net assets located outside of the United States, primarily denominated in the euro or British pounds.  The Company has no outstanding derivative instruments held for trading or hedging purposes.

In order to facilitate the development of franchise locations, Fatburger has guaranteed the annual minimum lease payments of five restaurant sites owned and operated by franchisees.  As of June 30, 2006, the amount of the guarantees total approximately $1.5 million plus certain contingent rental payments as defined in the respective leases.  These leases expire at various times through 2015.

The Company did not have any other off balance sheet arrangements in place as of June 30, 2006.

NOTE 4 – GOODWILL AND OTHER INTANGIBLE ASSETS

Primarily as a result of the acquisitions of Fatburger, Centrisoft, and DAC, the Company has goodwill in the amount of $10.1 million and investments in intangible assets of $5.4 million.  In accordance with FAS No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”), goodwill is not amortized, but is subject to an annual impairment test.  Since the acquisitions of Fatburger and Centrisoft by the Company, both operations have experienced operating losses and have funded their operations with limited liquidity.  The Company believes that these conditions are temporary in nature, however, should these conditions not be corrected, the Company may be required to recognize impairment losses on its recorded goodwill.  As of June 30, 2006, the Company was not aware of any events or changes in circumstances that would require the impairment of the recorded goodwill.

Net intangible assets included operating manuals, franchise agreements, leasehold interests, and sales contracts.  Summarized information for acquired intangible assets is as follows (dollars in thousands):

June 30, 2006
(dollars in thousands)
Franchise agreements	$1,162
Other intangible assets	1,023
Total amortized intangible assets	2,185
Less: accumulated amortization	(715)
Net amortized intangible assets	1,470

Trademarks	3,970

Total intangible assets	$5,440

Trademarks, which have indefinite lives, are not subject to amortization.  All other intangible assets are amortized using the straight-line method over the estimated useful lives of the assets of five to fifteen years.  Estimated amortization expense for the remainder of 2006 and the five succeeding years is as follows (dollars in thousands):

2006	$145
2007	287
2008	279
2009	263
2010	222
2011	164

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

NOTE 5 – STOCK OPTIONS AND RIGHTS

The Company has a non-qualified stock option plan (the “Option Plan”) which provides for options to purchase shares of the Company’s common stock.  The Company adopted FAS 123R effective January 1, 2006, using the modified prospective transition method.  Under that transition method, compensation cost recognized in 2006 includes (a) compensation cost for all share based awards granted prior to, but not yet vested as of January 1, 2006, based on the attribution method and grant date fair value estimated in accordance with the original provisions of FAS 123, and (b) compensation cost for all share based awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of FAS 123R, all recognized as the requisite service periods are rendered.  Results for prior periods have not been restated.

The adoption of FAS 123R resulted in the Company’s net loss for the six months ended June 30, 2006, being approximately $0.1 million higher than if the Company had continued to account for share based compensation under Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”) and had no impact on basic and diluted loss per share as reported for the six months ended June 30, 2006.

Prior to January 1, 2006, the Company applied APB 25 and related interpretations in accounting for the Option Plan.  Accordingly, no compensation expense was recognized in the Consolidated Statements of Operations prior to January 1, 2006 for grants under the Option Plan.  Had compensation expense for the Option Plan been determined based on the fair value at the grant date consistent with the methods of FAS 123, the Company’s net loss and loss per share for the six months ended June 30, 2005 would have been as indicated below:

Six months ended June 30, 2005
(dollars in thousands, except share data)
Net loss:
As reported	$(1,463)
Pro forma compensation expense from stock based compensation, net of tax	(146)
Pro forma net loss	$(1,609)
Net loss per common and common share equivalent:
Basic loss per share:
As reported	$(0.18)
Pro forma	$(0.20)
Diluted loss per share:
As reported	$(0.18)
Pro forma	$(0.20)

There were no options granted with exercise prices below the market value of the stock at the grant date.  Fair values for 2006 were estimated using the Black-Scholes option-pricing model with the following weighted average assumptions used: 10% dividend yield, expected volatility of 86%, risk-free interest rate of 2.5% and expected lives of five years.

NOTE 6 – VARIABLE INTEREST ENTITIES

As of June 30, 2006, the Company has funded loans totaling $7.8 million to three related Spanish entities formed to purchase, reposition and sell apartment buildings in Barcelona, Spain.  Under the terms of the loans, the Company receives a preferred 30% return on its investment, and, after a similar return is paid to another minority investor, the Company receives an 80% share in additional profits generated by the investment.  The investment meets the definition of a Variable Interest Entity (“VIE”) under FASB Interpretation No. 46 (“FIN 46”) and the Company is the primary beneficiary of the VIE.  As a result, the assets, liabilities, and results of operations of the VIE have been consolidated into the accompanying consolidated financial statements as of June 30, 2006.

The VIE currently owns three apartment buildings, consisting of 44 residential units and 5 retail shops, with a book value of approximately $14.0 million, including capital improvements.  These acquisitions, and related operational expenditures, were funded with bank loans totaling $6.5 million, the Company’s $7.8 million investment and a $0.5 million contribution from the project managers.  Neither the creditors nor the other beneficial interest holders have recourse to the Company with regard to these investments and, as a result, the maximum limit of the Company’s exposure to loss on this investment was $7.8 million as of June 30, 2006.

A third party has asserted that it holds a security interest in one of the properties which allowed it, subject to certain legal conditions, to acquire ownership of the property on March 24, 2006 unless the VIE formally assumed or repaid a mortgage loan secured by the property in the approximate amount of $4.2 million.  The Company negotiated an extension of time to refinance or repay the mortgage, and subsequently the VIE repaid the mortgage in July 2006, thus releasing the third party’s security interest in the property.

During the six months ended June 30, 2006, the Company funded additional loans of $1.0 million to the VIE, while the VIE spent approximately $1.1 million for improvements and carrying costs on the three apartment buildings owned.  At June 30, 2006, these three investments met the criteria to be classified as “held for sale”, and were classified as such on the Statement of Financial Condition.  Assets and liabilities of the VIE included in the accompanying consolidated statements of financial condition are summarized as follows:

Investment in real estate, held for sale, net	$13,988,000
Other assets	413,000
Borrowings and notes payable (included in current liabilities at June 30, 2006)	6,490,000
Accrued expenses and other liabilities	440,000
Minority interest	480,000

NOTE 7 – OPERATING SEGMENTS

Operating segments consist of (i) restaurant operations conducted through Fatburger, (ii) commercial real estate mortgage brokerage activities conducted through George Elkins Mortgage Banking Company (“George Elkins”), (iii) manufacturing activities conducted through DAC International, (iv) real estate and financing activities, and (v) software development and sales conducted through Centrisoft Corporation.  Each segment operates with its own management and personnel, and there are no indirect allocations of overhead or other costs.  The following is a summary of each of the operating segments:

Restaurant Operations

As of June 30, 2006, the Company owned approximately 82% of the voting control of Fatburger, which operates or franchises 83 hamburger restaurants located primarily in California and Nevada.  Franchisees currently own and operate 54 of the Fatburger locations.  Four new restaurants were opened during the six months ended June 30, 2006, three franchise locations and one company-owned location.  In addition, Fatburger purchased two restaurants from franchisees during the first half of 2006.

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	(dollars in thousands)

Company-owned restaurant sales	$6,783	$6,055	$13,068	$12,037
Royalty revenue	548	412	1,111	793
Franchise fee revenue	50	89	124	229
Total revenue	7,381	6,556	14,303	13,059

Cost of sales	(3,804)	(3,604)	(7,463)	(7,063)
Depreciation and amortization	(419)	(343)	(775)	(711)
Other general & administrative costs	(3,593)	(2,943)	(6,638)	(5,613)
Interest expense	(185)	(156)	(396)	(310)
Minority interest in losses	52	—	39	—
Segment loss	$(568)	$(490)	$(930)	$(638)

Capital expenditures	$566	$28	$827	$106
Segment assets			21,054	20,319
Minority interests			148	—

Commercial Real Estate Mortgage Brokerage Operations

The Company holds a 51% ownership interest in George Elkins, a California mortgage banking operation, which provided brokerage services related to the production of over $610 million in commercial real estate mortgages in the first six months of 2006, a 64% increase over the same period in 2005.  George Elkins is headquartered in Los Angeles, with satellite offices located throughout the southern California area.  The mortgage brokerage operation also manages a commercial loan servicing portfolio in excess of $1.0 billion for various investors.

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	(dollars in thousands)

Loan brokerage fees	$1,703	$1,002	$3,396	$2,429
Loan servicing fees	192	246	491	449
Total revenue	1,895	1,248	3,887	2,878

Depreciation and amortization	(7)	(15)	(14)	(23)
Other general & administrative costs	(1,800)	(1,291)	(3,683)	(2,883)
Interest income	2	1	3	2
Other non-operating income	136	84	280	95
Minority interest in earnings	(156)	(47)	(322)	(115)
Segment income (loss)	$70	$(20)	$151	$(46)

Capital expenditures	$—	$59	$—	$63
Segment assets			1,266	387
Minority interests			219	121

Manufacturing Operations

The Company conducts manufacturing activities through its wholly-owned subsidiary, DAC International.  The Company assumed 100% voting control of DAC in November 2005 and began reporting the operations of DAC on a consolidated basis as of November 1, 2005.  DAC is a supplier of computer controlled lathes and milling machinery for the production of eyeglass, contact, and intraocular lenses.

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	(dollars in thousands)

Manufacturing sales	$2,158	$—	$4,789	$—
Cost of sales	(1,329)	—	(2,583)	—
Engineering and development	(211)	—	(441)	—
Depreciation and amortization	(12)	—	(21)	—
Other general & administrative costs	(500)	—	(876)	—
Interest expense	—	—	(6)	—
Other non-operating income	7	—	7	—
Segment income	$113	$—	$869	$—

Capital expenditures	$22	$—	$60	$—
Segment assets			4,690	—

Real Estate and Financing Operations

The Company invests in or finances real estate and other real estate-related assets.  The financing operations focus on the acquisition of controlling interests in businesses in the process of restructuring.  This can take the form of assisting in a management buy-out, refinancing corporate debt or acquiring the “non-core” assets of a business.

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	(dollars in thousands)

Rental income	$983	$1,161	$2,050	$2,163
Operating expenses	(230)	(417)	(671)	(840)
Depreciation and amortization	(100)	(128)	(219)	(273)
Other general & administrative costs	(163)	(134)	(404)	(312)
Interest income	98	655	177	979
Interest expense	(376)	(311)	(596)	(579)
Other non-operating income	1,557	928	2,791	1,273
Equity in income of equity investees	823	441	748	441
Segment income	$2,592	$2,195	$3,876	$2,852

Capital expenditures	$362	$178	$1,190	$2,126
Segment assets			33,364	47,672
Investment in equity investees			1,600	2,192
Minority interests			479	347

Software Development and Sales

The Company holds a 79% ownership interest in Centrisoft, which conducts software development and sales activities.  The Company began reporting the operations of Centrisoft on a consolidated basis as of July 1, 2005, when majority voting control was obtained.  Centrisoft develops and sells software that controls and enhances the productivity of enterprise networks and provides first level security against unauthorized applications and users.

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	(dollars in thousands)

Software sales	$3	$—	$20	$—
Engineering and development	(176)	—	(356)	—
Depreciation and amortization	(89)	—	(167)	—
Other general & administrative costs	(446)	—	(882)	—
Interest expense	(37)	—	(66)	—
Segment loss	$(745)	$—	$(1,451)	$—

Capital expenditures	$—	$—	$7	$—
Segment assets			3,845	—

Reconciliation to total net income (loss)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	(dollars in thousands)

Segment income (loss) from operations	$1,462	$1,685	$2,515	$2,168
Corporate expenses	(3,074)	(1,593)	(5,306)	(3,631)
Net income (loss)	$(1,612)	$92	$(2,791)	$(1,463)

NOTE 8 – INCOME TAXES

As of June 30, 2006, the Company had, for U.S. Federal tax purposes, a net operating loss (“NOL”) carry forward of approximately $88.0 million, including $7.8 million relating to Fatburger.  The Company’s NOL begins to expire in 2018.  Fatburger’s NOL began to expire in 2004 and is generally subject to an annual limitation under the Internal Revenue Code of 1986, Section 382, Limitation on Net Operating Loss Carryovers and Certain Built-In Losses Following Change in Control.  In addition, to the extent the Fatburger NOL is utilized, the recognition of the related tax benefits would first reduce goodwill related to the Fatburger acquisition, then other non-current intangible assets related to that acquisition, and then income tax expense in accordance with Statement on Financial Accounting Standards No. 109, Accounting for Income Taxes.

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

During the six months ended June 30, 2006 and 2005 a provision for income taxes was not required due to the net operating loss generated during the period.

NOTE 9 – LOANS TO SENIOR EXECUTIVES

As of June 30, 2006, the Company had $1.0 million in two outstanding loans to its Chairman and Chief Executive Officer, Andrew Wiederhorn.  Both loans were made on February 21, 2002 (prior to the passage of the Sarbanes-Oxley Act of 2002).  The loans are due on February 21, 2007, and have thus been classified as current on the Statement of Financial Condition as of June 30, 2006.

NOTE 10 – INVENTORIES

Inventories consist of the following:

	June 30, 2006	December 31, 2005
	(dollars in thousands)

Raw materials	$1,286	$1,326
Work in progress	603	288
Finished goods	364	266
Total inventories	$2,253	$1,880

NOTE 11 – SUBSEQUENT EVENTS

Restaurant openings

Subsequent to June 30, 2006, Fatburger opened one company-owned restaurant and purchased one restaurant location from a franchisee for $250,000.

Sale of Eugene warehouse

The Company has contracted to sell its Eugene warehouse property for a sales price of $2.8 million in cash.  The property had a net book value of $1.6 million at the time of the contract, and is classified as real estate held for sale on the accompanying Statements of Financial Condition.  The sale is expected to close in August 2006, and the Company expects to repay a $1.5 million mortgage note payable secured by the property.

Sale of retail property

Subsequent to June 30, 2006, the Company contracted to sell one commercial property for a sales price of $0.5 million in cash.  The property had a net book value of $0.4 million at the time of the contract, and is classified as held for sale on the accompanying Statements of Financial Condition.  The sale is expected to close in August 2006.

Distribution from equity investee

Subsequent to June 30, 2006, Bourne End distributed the majority of its net assets to its investors, and the Company received $1.6 million for its share.

Sale of one VIE property

Subsequent to June 30, 2006, the VIE sold one of its three properties located in Barcelona, Spain for a sales price of approximately $3.6 million.  The property had a cost of approximately $3.3 million, including capital improvements, at the time of sale.  The Company will recognize a gain of approximately $0.3 million from the sale of this property.

Payment of VIE mortgage

Subsequent to June 30, 2006, the Company borrowed $2.5 million from a lender in the form of a note.  The Company used the funds as part of its $4.4 million additional investment in the VIE.  The VIE then repaid a mortgage loan of approximately $4.2 million on one property in Barcelona, Spain, thus releasing a third party’s security interest in the property.

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

•                  performance of retail/consumer markets, including consumer preferences and concerns about diet;

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

Executive Overview

Business Overview

Fog Cutter Capital Group Inc. operates a restaurant business, conducts commercial mortgage brokerage activities, manufacturing activities, software development and sales activities, and makes real estate and other real estate-related investments.  We also seek to acquire controlling interests in underperforming or undervalued operating businesses in which our management skills and financial structuring can create value.

Operating Segments

Our operating segments are:

(i)             Restaurant Operations – conducted through our Fatburger subsidiary,

(ii)          Commercial Real Estate Mortgage Brokerage Operations – conducted through our subsidiary, George Elkins Mortgage Banking,

(iii)       Manufacturing Operations – conducted through our wholly owned subsidiary, DAC International,

(iv)      Real Estate and Finance Operations, and

(v)         Software Development and Sales Operations – conducted through our subsidiary, Centrisoft Corporation.

Due to the varied nature of our operations, we do not utilize a standard array of key performance indicators in evaluating our results of operations.  Our evaluation instead focuses on an investment-by-investment or asset-by-asset analysis within our operating segments.

Significant Events

The following significant events affected our operations for the six months ended June 30, 2006:

•                  Sale of real estate – In March 2006, we sold seven stand-alone retail locations in a single transaction for a sales price of $3.5 million in cash.  The properties had a net book value of $3.0 million at the time of disposal, and we recognized gains on the sales totaling $0.5 million.  In May 2006, we sold a 10 acre parcel of vacant land for $2.6 million in cash.  The property had a net book value of $1.4 million at the time of disposal, and we recognized a gain on sale of $1.2 million.  Certain contingencies may result in additional sale proceeds of $0.3 million.  However, we have not recognized the contingent portion of the sales price.

•                  Sale of loan – In March 2006, we sold our interest in one loan for $0.7 million.  This loan had a carrying value of $0.2 million and provided a gain on sale of $0.5 million.

•                  Sale of property by equity investee – In June 2006, our equity investee, Bourne End sold its last remaining shopping center in Speke, England.  Bourne End recognized a gain under U.S. financial reporting standards of approximately $1.1 million, of which, our share was approximately $0.3 million.  We were also allocated additional income from Bourne End in the approximate amount of $0.5 million under a revenue sharing agreement with the other investors as a result of exceeding certain profitability measures.  As a result, we recognized $0.8 million in income from Bourne End during the quarter ended June 30, 2006.

•                  Investment in Barcelona, Spain properties – During the six months ended June 30, 2006, we funded additional loans totaling $1.0 million to our Variable Interest Entities in Barcelona, Spain.  During the period, the VIE spent approximately $1.1 million for improvements on the three apartment buildings owned.

•                  Fatburger investment – In March 2006, we invested an additional $2.5 million in Fatburger, and increased our voting control to 76%.  In April 2006, we increased our voting control to 82% through the investment of an additional $2.5 million.

•                  Investment in Boo Yaa Burger – In February 2006, we invested, through our Fatburger subsidiary, $0.2 million in Boo Yaa Burger, a Fatburger franchisee.  Through this transaction, Fatburger acquired approximately $0.4 million in property, plant, and equipment and other assets, and recognized $0.2 million in minority interest.

•                  Purchase of Fatburger franchisee location – In March 2006, Fatburger paid $0.5 million to purchase the net assets of one franchisee that owned and operated one location in Florida.  Through this transaction, Fatburger purchased $0.4 million in net assets and recognized $0.1 million in goodwill.

•                  Centrisoft investment – In June 2006, we invested an additional $0.5 million in Centrisoft and increased our voting control to 79%.

•                  Mortgage note payable – In May 2006, we borrowed $1.5 million secured by an 84,912 sq. ft. warehouse located in Eugene, Oregon.  The proceeds from the note were used primarily to fund our additional investment in Fatburger.

•                  Dividends – On February 28, 2006, the Company’s Board of Directors declared a $0.13 per share dividend in the first quarter of 2006.  The dividend was paid on March 14, 2006 to stockholders of record on March 9, 2006.  No dividend has been declared or paid in the second quarter of 2006.

Results of operations

Our operations have resulted in net income (loss) as follows:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	(dollars in thousands, except per share data)
Net Income (Loss)	$(1,612)	$92	$(2,791)	$(1,463)
Net Income (Loss) Per Share	$(0.20)	$0.01	$(0.35)	$(0.18)

Our net loss was $2.8 million (or $0.35 per share) for the six months ended June 30, 2006, and $1.6 million (or $0.20 per share) for the three months then ended.  The loss is primarily due to operating expenses associated with our management infrastructure.  We have put in place a management structure which we believe will enable us to significantly expand our operations, notably our Fatburger subsidiary.  However, until the growth in operations is realized, the cost of our management structure will be borne by our existing operations.  Our net loss for the first half of 2005 was also primarily attributable to our operating expenses as we transitioned the balance sheet and began focusing on our restaurant operations and other subsidiaries.

The following sections describe the results of operations of our operating segments for the three and six months ended June 30, 2006.

Restaurant Segment Operations

The following table shows our operating margin for company-owned restaurants for the three and six months ended June 30, 2006 and 2005:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	(% to Company-owned restaurant sales)
Restaurant Sales:
Company-owned restaurant sales	100.0%	100.0%	100.0%	100.0%
Cost of sales – food, paper, merchandise	(25.2)%	(28.1)%	(26.6)%	(28.1)%
Cost of sales – wages and benefits	(30.9)%	(31.4)%	(30.5)%	(30.6)%
Restaurant depreciation and amortization	(5.2)%	(4.6)%	(4.9)%	(4.8)%
Operating margin (restaurant sales only)	38.7%	35.9%	38.0%	36.5%

The following table shows our total operating results from the restaurant segment for the three and six months ended June 30, 2006 and 2005:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	(% to total revenue)
Total Restaurant Operations:
Company-owned restaurant sales	91.9%	92.3%	91.3%	92.2%
Royalty revenue	7.4%	6.3%	7.8%	6.0%
Franchise fee revenue	0.7%	1.4%	0.9%	1.8%
Total revenue	100.0%	100.0%	100.0%	100.0%

Cost of sales	(56.3)%	(59.3)%	(56.7)%	(58.5)%
General & administrative costs	(49.6)%	(45.8)%	(47.3)%	(44.0)%
Interest expense	(2.5)%	(2.4)%	(2.8)%	(2.4)%
Minority interest in earnings (losses)	0.7%	—%	0.3%	—%
Segment loss	(7.7)%	(7.5)%	(6.5)%	(4.9)%

For the six months ended June 30, 2006, company-owned restaurant sales increased 9.2% to $13.1 million from $12.0 million for the same period in 2005.  For the three months ended June 30, 2006, company-owned restaurant sales increased 11.5% to $6.8 million from $6.1 million for the second quarter of 2005.  This increase was primarily the result of increased volume and the addition of three company-owned restaurants in the first half of 2006.  Same store sales for company-owned restaurants increased 2.5% for the first half of 2006 compared to the same period in 2005.  Royalty revenue increased 37.5%, from $0.8 million for the first half of 2005 to $1.1 million for the six months ended June 30, 2006, as a result of our franchise restaurant growth strategy.  Same store sales for franchise restaurants increased 5.9% for the first half of 2006 compared to the same period in 2005.  System-wide same store sales increased 4.2% for the first half of 2006 compared to the same period in 2005.  Our loss from restaurant operations was 6.5% of total revenue for the six months ended June 30, 2006 and 7.7% for the second quarter, due to the increased General and Administrative expenses as we continue to set up our infrastructure to support expansion.

Our primary strategy with respect to Fatburger is to grow both company-owned and franchised locations in the U.S. and internationally, thus increasing our operating income as well as franchise fees and future royalty income.  Since we acquired our interest in Fatburger in August 2003, Fatburger has added 31 new restaurants.  While we seek to expand the number of existing restaurants, the identification of qualified franchisees and quality locations has an effect on the rate of growth in the number of our restaurants.

Commercial Real Estate Mortgage Brokerage Segment Operations

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	(% to total revenue)
Loan brokerage fees	83.8%	75.2%	81.4%	81.7%
Loan servicing and other revenue	16.2%	24.8%	18.6%	18.3%
Total revenue	100.0%	100.0%	100.0%	100.0%

Compensation expense	(78.7)%	(81.6)%	(78.1)%	(82.4)%
Other operating expense	(10.2)%	(16.4)%	(10.6)%	(15.3)%
Minority interest in earnings	(7.7)%	(3.5)%	(7.7)%	(3.9)%
Segment income (loss)	3.4%	(1.5)%	3.6%	(1.6)%

For the six months ended June 30, 2006, total revenue for this business segment increased 40.0% to $4.2 million from $3.0 million for the first half of 2005.  For our second fiscal quarter of 2006, segment revenue increased 52.5% to $2.0 million from $1.3 million in the second quarter of 2005.  This increase was primarily due to increased loan brokerage volume in the first half of 2006.  Our income from this business segment increased to $0.2 million, or 3.6% of segment revenue for the first half of 2006, $0.1 million (3.4% of revenue) for the second quarter.  This compares to a loss of less than $0.1 million, or 1.6% of segment revenue in the first half of 2005, and less than $0.1 million (1.5%) in the second quarter of 2005.  The improvement came as a result of our ability to maintain segment overhead costs while volume increased during the period.

During the six months ended June 30, 2006, George Elkins provided brokerage services resulting in the origination of over $610 million in commercial real estate loans.  This represents an increase of 64% over the comparable period in 2005.  Of the loans brokered in 2006, 61% were funded by conduit lenders, 11% were funded by insurance companies, 15% were funded by banks or thrifts, with the balance funded by bridge lenders and other investors.  The servicing and loan administration department manages a portfolio of $1.0 billion comprised of 447 loans for approximately 20 clients as of June 30, 2006.

Manufacturing Segment Operations

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	(% to total revenue)
Manufacturing sales	100.0%	—	100.0%	—
Manufacturing cost of sales	(61.6)%	—	(53.9)%	—
Engineering and development	(9.8)%	—	(9.2)%	—
Operating margin	28.6%	—	36.9%	—

Compensation expense	(18.0)%	—	(13.8)%	—
Depreciation expense	(0.6)%	—	(0.4)%	—
Other operating expense	(4.8)%	—	(4.5)%	—
Segment income	5.2%	—	18.2%	—

Total revenue for this segment was $4.8 million for the six months ended June 30, 2006, and $2.2 million for the three months ended June 30, 2006.  Net income for this segment was $0.9 million for the first half of 2006, and $0.1 for the second quarter of 2006.  We began consolidating DAC’s operations in November 2005.  Accordingly, no amounts are shown for the comparable periods in 2005.

Real Estate and Finance Segment Operations

Real Estate Operations:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	(dollars in thousands)

Operating revenue	$983	$1,161	$2,050	$2,163
Operating expenses	(230)	(417)	(671)	(840)
Depreciation and amortization	(100)	(128)	(219)	(273)
Operating margin	653	616	1,160	1,050

General and administrative expenses	(155)	(127)	(383)	(293)
Interest expense	(376)	(311)	(597)	(578)
Gain on sale of real estate	1,188	1,176	1,694	1,589
Income from real estate operations	$1,310	$1,354	$1,874	$1,768

During the six months ended June 30, 2006, our operating margin on real estate increased $0.1 million, to $1.2 million, compared to $1.1 million for the first half of 2005.  Our operating margin on real estate operations for the second quarter of 2006 remained stable at approximately $0.6 million compared to the second quarter of 2005.  Although we have continued to sell certain real estate investments, we have been able to maintain our operating margin due to our success in reducing vacancies and increasing lease rates.  In the first quarter of 2006, we sold seven buildings for total proceeds of $3.5 million, resulting in a gain on sale of approximately $0.5 million.  In the second quarter of 2006, we sold a parcel of vacant land for total proceeds of $2.6 million, resulting in a gain on sale of approximately $1.2 million.

Interest Income:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	(dollars in thousands, except yields)
Loan portfolios (1):
Interest income	$64	$550	$101	$773
Average asset balance	$1,870	$9,980	$1,931	$9,863
Average yield	13.7%	22.0%	10.5%	15.7%

Cash Deposits and other investments:
Interest income	$34	$105	$76	$206
Average asset balance	$3,090	$7,903	$2,860	$9,338
Average yield	4.4%	5.3%	5.3%	4.4%

Total:
Interest income	$98	$655	$177	$979
Average asset balance	$4,960	$17,883	$4,791	$19,201
Average yield	7.9%	14.7%	7.4%	10.2%

(1)          Includes loans to senior officers.

Our interest income for the six months ended June 30, 2006 was $0.2 million, compared with $1.0 million for the same period in 2005.  For the second quarter of 2006, interest income was $0.1 million, compared with $0.7 million for the same period in 2005.  The decrease is primarily attributable to the sale or repayment of loans in our loan portfolio since June 30, 2005.

Equity in Earnings of Equity Investees – In June 2006, Bourne End sold its last remaining shopping center and recognized a gain under U.S. financial reporting standards of approximately $1.1 million, of which, our share was approximately $0.3 million.  We were also allocated additional income from Bourne End in the approximate amount of $0.5 million under a revenue sharing agreement with the other investors as a result of exceeding certain profitability measures.  As a result, we recognized $0.8 million in income from Bourne End during the quarter ended June 30, 2006.  During the six months ended June 30, 2006, income from Bourne End totaled $0.7 million.

Gain on Sale of Loans – In March 2006, we sold our interest in one loan for proceeds of $0.7 million.  This loan had a carrying value of $0.2 million and provided a gain on sale of $0.5 million.

Foreign Exchange Gains – Changes from foreign currency exchange rates resulted in a net gain of approximately $0.5 million in this segment for the six months ended June 30, 2006.

Software Development and Sales Segment Operations

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	(dollars in thousands)
Software sales	$3	$—	$20	$—
Engineering and development	(176)	—	(356)	—
Compensation expense	(241)	—	(518)	—
Depreciation expense	(89)	—	(167)	—
Other operating expense	(242)	—	(430)	—
Segment loss	$(745)	$—	$(1,451)	$—

We did not consolidate Centrisoft’s operations until we acquired voting control of Centrisoft in July 2005.  Accordingly, no amounts are shown for the comparable periods in 2005.

Corporate expenses

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	(dollars in thousands)
Compensation and employee benefits	$1,663	$544	$3,010	$1,247
Travel and entertainment	312	113	619	249
Insurance	149	252	410	420
Professional fees	653	439	715	1,055
Occupancy costs	44	48	91	107
Directors fees	83	79	161	176
Other expenses	170	118	300	377
Total operating expenses	$3,074	$1,593	$5,306	$3,631

For the six months ended June 30, 2006, we incurred corporate operating expenses of $5.3 million, compared to $3.6 million for the same period in 2005.  For the second quarter of 2006, corporate operating expenses were $3.1 million, compared to $1.6 million for the second quarter of 2005.  These increases are primarily due to an increase in compensation expenses recognized.  The majority of compensation costs for our CEO covering his leave of absence during most of our 2005 fiscal year were accrued and expensed in 2004.  Accordingly, his compensation costs began to accrue again upon his return in November 2005.  Travel and entertainment expense for the six months ended June 30, 2006 includes less than $0.1 million paid to Peninsula Capital Partners LLC (“Peninsula Capital”), an entity owned by Mr. Wiederhorn, as reimbursement of costs for the Company’s business use of certain private aircraft.  The Board of Directors is aware of the relationship and approved the fees for the use of the aircraft.

Changes in financial condition

Our assets, liabilities and stockholders’ equity can be summarized as follows:

	June 30, 2006	December 31, 2005
	(dollars in thousands)
Total assets	$64,219	$65,319
Total liabilities	$45,639	$43,398
Total minority interests	$846	$532
Total stockholders’ equity	$17,734	$21,389

The decrease in total assets during the first half of 2006 is primarily due to a decrease in investment in real estate as we sold eight properties during the period.  Total liabilities at June 30, 2006 increased over the first half of 2006, primarily due to $1.5 million borrowed under a mortgage note in April 2006.  The cash received from the sale of assets or from operations was used to support our operating activities and for the payment of dividends.  We do not have a fixed dividend policy, and may declare and pay new dividends on common stock, subject to financial condition, results of operations, capital requirements and other factors deemed relevant by our Board of Directors.  One factor the Board of Directors may consider is the impact of dividends on our liquidity.  As we implement our strategy of focusing our efforts on the development of Fatburger, the Board of Directors may determine to reduce any future dividend amount to a level that is more typical of the restaurant industry, or eliminate the dividend in its entirety.  Stockholders’ equity decreased during the six months ended June 30, 2006 by approximately $3.7 million, mainly resulting from our net loss of $2.8 million and dividends paid of $1.0 million.  These changes are described in more detail as follows:

Cash

Our cash decreased $0.5 million from December 31, 2005 to June 30, 2006.  Significant sources and uses of cash during this period include:

•                  $4.5 million of cash used in operations – comprised primarily of our net loss of $2.8 million adjusted for non-cash income and expense items of $1.5 million;

•                  $4.0 million of cash provided by investing activities – including $6.1 million from the sale of real estate and a net $0.7 million received from our loan portfolio, partially offset by a $1.2 million investment in real estate and a total of $1.6 million invested by Fatburger in restaurant assets and investments in a subsidiary; and

•                  Less than $0.1 million of cash used in financing activities – includes proceeds from borrowings (net of principal repayments and payments on capital leases) of $1.0 million, offset by approximately $1.0 million in dividends paid during the period.

Net Investments in Real Estate, and related liabilities

Our investments in real estate can be summarized as follows:

	June 30, 2006	December 31, 2005
	(dollars in thousands)
US based investments – held for sale (1):
Purchase price / improvements	$2,514	$7,032
Accumulated depreciation and amortization	(537)	(677)
Net book value	1,977	6,355
Foreign-based investments – held for sale (2):
Purchase price / improvements	13,988	—
Total investments in real estate, held for sale	$15,965	$6,355

US based investments – held for use (3):
Purchase price / improvements	$13,137	$13,141
Accumulated depreciation and amortization	(1,200)	(1,032)
Net book value	11,937	12,109
Foreign-based investments – held for use (2):
Purchase price / improvements	—	11,828
Total investments in real estate, held for use	$11,937	$23,937

Total investments in real estate, net	$27,902	$30,292

(1)     Includes 2 commercial properties within the United States at June 30, 2006, 10 properties at December 31, 2005.

(2)     Includes 3 apartment buildings in Barcelona, Spain.  Based on a change in circumstances, all 3 properties were reclassified as held for sale at June 30, 2006.

(3)     Includes 32 commercial properties under capital lease throughout the United States at June 30, 2006 and December 31, 2005.

Borrowings related to our investments in real estate were as follows:

	June 30, 2006	December 31, 2005
	(dollars in thousands)
Obligations on real estate under capital lease	$10,285	$10,551
Obligations on owned US properties	1,441	—
Borrowings on Barcelona properties	6,490	6,020
Total borrowing related to real estate	$18,216	$16,571

The decrease in US properties owned at June 30, 2006 compared to December 31, 2005 is due to the sale of eight properties with a net book value of $4.4 million in two separate transactions.  There was no debt related to these properties.  Investments in properties under capital lease decreased $0.2 million at June 30, 2006 due to depreciation during the first half of 2006.  Obligations under capital leases related to these properties decreased $0.3 million primarily due to scheduled monthly payments during the same period.  Our investment in apartment buildings in Barcelona, Spain increased $2.2 million since December 31, 2005.  This was the result of $1.1 million of additional investment, and unrealized foreign currency translation changes of $1.1 million.  The carrying value of borrowings related to the Barcelona investments has increased $0.5 million due to foreign currency translation changes.

Net Property, Plant and Equipment

Net property, plant and equipment increased $1.0 million at June 30, 2006 compared to December 31, 2005, primarily due to the addition of 3 company-owned restaurants in the first half of 2006.  Obligations on property, plant, and equipment under capital lease remained substantially unchanged at $0.3 million at June 30, 2006.

Goodwill and Net Intangible Assets

	June 30, 2006	December 31, 2005
	(dollars in thousands)
Goodwill – Fatburger	$7,163	$7,063
Goodwill – Centrisoft acquisition	1,999	1,999
Goodwill – DAC International acquisition	917	917
Total Goodwill	$10,079	$9,979

Net Intangible Assets – Fatburger	$5,038	$5,134
Net Intangible Assets – Centrisoft	402	452
Total Net Intangible Assets	$5,440	$5,586

As a result of the Fatburger’s acquisition and consolidation of the net assets of one franchisee location, goodwill increased $0.1 million from December 31, 2005 to June 30, 2006.  Net intangible assets decreased $0.1 million over the same period due to amortization.  Net intangible assets at June 30, 2006 consists of trademark rights of approximately $4.0 million, franchise agreements of approximately $0.8 million, sales contracts for Centrisoft of approximately $0.4 million, and other miscellaneous intangible assets of approximately $0.3 million.  We do not believe that there is any impairment of goodwill or net intangible assets at June 30, 2006.

Notes Receivable

As of June 30, 2006, our notes receivable portfolio (excluding loans to senior executives) consists of three individual loans with a combined carrying value of $0.8 million.  Two of the loans are secured by real estate consisting of commercial property located in Texas and Arizona, and one loan is secured by stock in a restaurant business.  The loans have a weighted average interest rate (excluding fees and points) of 10.8% and a weighted average maturity of 15 months.  In March 2006, we sold our interest in one loan for proceeds of $0.7 million.  This loan had a carrying value of $0.2 million and provided a gain on sale of $0.5 million.

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

Investment in Bourne End Properties, Ltd.

Our investment in Bourne End increased by $0.8 million from December 31, 2005 to $1.6 million at June 30, 2006, due primarily to our share of Bourne End’s net income for the six months then ended.  Subsequent to June 30, 2006, we received a cash distribution from Bourne End in the amount of $1.6 million.

Other Assets

	June 30, 2006	December 31, 2005
	(dollars in thousands)
Trade receivables	$1,646	$1,248

Inventories	$2,253	$1,880

Other current assets:
Prepaid expenses	$334	$389
Other restaurant segment assets	673	894
Other Barcelona VIE-related assets	413	266
Other	39	129
Total other current assets	$1,459	$1,678

Other assets:
Software costs	$1,368	$1,484
Capitalized deferred compensation	322	508
Mortgage servicing rights	224	234
Investment in operating leases	84	126
Other	65	62
Total other assets	$2,063	$2,414

The increase in trade receivables and inventories at June 30, 2006 relate primarily to the operations of DAC.

Deferred Income

Our deferred income relating to the collection of unearned Fatburger franchise fees was $4.1 million at June 30, 2006, compared with $4.3 million at December 31, 2005.  As of June 30, 2006, nearly all of the deferred income was comprised of the non-refundable franchise fee received by Fatburger for each future franchise location.  These initial fees generally represent half of the total fee per location.  The balance of the franchise fee (approximately an additional $4.1 million) will be collected in the future if leases on these specific franchise locations are signed.

Notes Payable

As of June 30, 2006, our notes payable (excluding borrowings on real estate) totaled $8.3 million, including $6.8 million of debt held at Fatburger and $1.5 million at Centrisoft.  This compares to $6.9 million at December 31, 2005.  The increase was primarily due to additional borrowings and the purchase of the assets and liabilities of one franchisee location during the first quarter of 2006.

Accrued Expenses and Other Liabilities

Accrued Expenses and Other Liabilities totaled $9.1 million at June 30, 2006, compared with $9.5 million at December 31, 2005.

Deferred Income Taxes

Deferred income taxes remained substantially unchanged at $5.7 million at June 30, 2006.  As of June 30, 2006, we had, for U.S. Federal tax purposes, a net operating loss (“NOL”) carryforward of approximately $88.0 million, including $7.8 million relating to Fatburger.  Our NOL carryforwards begin to expire in 2018, while Fatburger’s NOL carryforwards began to expire in 2004.

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund business operations, acquisitions, and expansion (including growth of company-owned and franchised restaurant locations), engage in loan acquisition and lending activities and for other general business purposes.  In addition to our cash on hand, our primary sources of funds for liquidity during the first half of 2006 consisted of cash provided by proceeds from the sale of real estate and loans, new borrowings, and the repayments to us from borrowers.  As of June 30, 2006, we had cash or cash equivalents of $3.5 million, which, together with projected borrowings and proceeds from the sales of assets, we believe will be sufficient to meet our current liquidity needs.

At June 30, 2006, we had total consolidated secured indebtedness of $26.8 million, as well as $18.8 million of other liabilities.  Our consolidated secured indebtedness consisted of:

•                  $10.5 million in capital leases maturing between 2010 and 2040 which are secured by real estate;

•                  mortgage notes payable of $6.5 million secured by our Barcelona properties;

•                  mortgage note payable of $1.5 million secured by our Eugene property;

•                  notes payable and other debt of Fatburger of $6.8 million secured by the assets of Fatburger; and

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

Interest rate risk

Our borrowings and the availability of further borrowings are substantially affected by, among other things, changes in interest rates, changes in market spreads or decreases in credit quality of our assets.  Material increases in interest expense from variable-rate funding sources, or material decreases in monthly cash receipts from operations, generally would negatively impact our liquidity.  On the other hand, material decreases in interest expense from variable-rate funding sources would positively affect our liquidity.  Fluctuations in interest rates will impact our net income to the extent our operations and our fixed rate assets are funded by variable rate debt.  We may also be impacted to the extent that our variable rate assets re-price on a different schedule or in relation to a different index than any floating rate debt.  See Item 3 – Quantitative and Qualitative Disclosures about Market Risk for further analysis.

Fatburger debt covenant

At December 31, 2005, Fatburger was not in compliance with all obligations under the agreements evidencing its indebtedness, as defined in the applicable agreements.  Fatburger failed to meet the prescribed fixed charge coverage ratio and the prescribed debt-coverage ratio at December 31, 2005.  Due to Fatburger’s non-compliance, the lender has the right to demand repayment of the notes in 2006.  As such, on our Consolidated Statements of Financial Condition, $4.1 million of long-term debt has been classified as current at June 30, 2006, and $4.2 million at December 31, 2005, that would otherwise be classified as non-current.  The lender has not demanded early repayment of the loans, however, if the lender exercises its right to demand repayment, our liquidity could be negatively affected.

Fatburger expansion

Fatburger is involved in a nationwide expansion of franchise and company-owned locations, which will require significant liquidity.  If real estate locations of sufficient quality cannot be located, the timing of restaurant openings may be delayed.  Additionally, if Fatburger or its franchisees cannot obtain capital sufficient to fund this expansion, the timing of restaurant openings may be delayed.

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

Dividends

In the first quarter of 2006, we declared a cash distribution of $0.13 per share ($1.0 million in total).  No dividends were declared or paid in the second quarter of 2006.  While we do not have a fixed dividend policy, we may declare and pay new dividends on our common stock, subject to our financial condition, results of operations, capital requirements and other factors deemed relevant by the Board of Directors.  One factor the Board of Directors may consider is the impact of dividends on our liquidity.  As we implement our strategy of focusing our efforts on the development of Fatburger, we may determine to reduce the future dividend amount to a level that is more typical of the restaurant industry, or eliminate the dividend in its entirety.

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

Off Balance Sheet Arrangements

In order to facilitate the development of franchise locations, as of June 30, 2006, Fatburger had guaranteed the annual minimum lease payments of five restaurant sites owned and operated by franchisees.  The guarantees approximate $1.5 million plus certain contingent rental payments as defined in the respective leases.  These leases expire at various times through 2015.

The lease guarantees by Fatburger do not provide us with a material source of liquidity, capital resources or other benefits.  There are no revenues, expenses or cash flows connected with the lease guarantees other than the receipt of normal franchise royalties.  As of June 30, 2006, we were not aware of any event or demand that was likely to trigger the guarantee by Fatburger.

We have various operating leases for office and retail space which expire through 2015.  The leases provide for varying minimum annual rental payments including rent increases and free rent periods.  We have future minimum rental payments under non-cancelable operating leases with initial or remaining terms of one year or more of approximately $13.5 million as of June 30, 2006.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk results from instruments entered into other than for trading purposes and consists primarily of exposure to loss resulting from changes in foreign currency exchange rates, interest rates and commodity prices.

Foreign Currency Exchange Rate Risk

Our exposure to foreign currency fluctuations arises mainly from our investment in Barcelona real estate and our UK investment in Bourne End.  As of June 30, 2006, approximately 50% of our equity is invested in net assets located outside of the United States, primarily denominated in the euro or British pounds.  The following table illustrates the projected effect on our net asset value as a result of hypothetical changes in foreign currency rates as of June 30, 2006:

Change in Foreign Exchange Rates (1)	Projected Change in Net Asset Fair Value	Projected Percentage Change in Net Asset Fair Value
Decrease 20%	$(1,852,000)	-10.0%
Decrease 10%	$(926,000)	-5.0%
No Change	$—	0.0%
Increase 10%	$926,000	5.0%
Increase 20%	$1,852,000	10.0%

(1)                Assumes that uniform percentage changes occur instantaneously in both the Great Britain pound and the euro.  A decrease in the foreign exchange rate indicates a strengthening of the U.S. dollar against that currency.  An increase in the foreign exchange rate indicates a weakening of the U.S. dollar against that currency.

We can utilize a wide variety of financial techniques to assist in the management of currency risk, including currency swaps, options, and forwards, or combinations thereof.  No such currency hedging techniques were in use as of June 30, 2006.

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

The following table quantifies the potential changes in our net loss and net asset value as of June 30, 2006 should interest rates go up or down (shocked) by 100 or 200 basis points.  Actual results could differ significantly from those estimated in the table.

	Projected Percent Change In		Projected Change In
Interest Rate Change (1)	Net Loss	Net Asset Fair Value (2)	Annual Net Loss	Net Asset Fair Value
-200 Basis Points	4.0%	-7.4%	$62,000	$(1,376,000)
-100 Basis Points	1.1%	-3.6%	$18,000	$(665,000)
0 Basis Points	0.0%	0.0%	$—	$—
100 Basis Points	-0.6%	3.4%	$(9,000)	$623,000
200 Basis Points	-1.2%	6.5%	$(18,000)	$1,207,000

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

The following table provides information as to the type of funding used to finance our assets as of June 30, 2006.

	Basis Amount	Coupon Type	Liability	Type
	(dollars in thousands)
Interest-Bearing Assets:
Fixed-rate assets, no financing	$836	Fixed	$—	None
Variable-rate assets, no financing	1,044	Prime	—	None
Cash and cash equivalents	3,522	N/A	—	None
Subtotal	5,402		—

Other Assets:
Investments in real estate	27,902	N/A	18,448	Fixed
Investment in BEP	1,600	N/A	—	None
Property, plant and equipment	6,391	N/A	8,386	Mixed
Intangible assets, net	5,440	N/A	—	None
Goodwill	10,079	N/A	—	None
Other	7,405	N/A	—	None
Subtotal	58,817		26,834

Liability Only:
Deferred income	—		4,060	None
Deferred income taxes	—		5,655	None
Other	—		9,090	None
Total	$64,219		$45,639

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

Changes in internal control over financial reporting

There were no significant changes in our internal control over financial reporting in connection with an evaluation that occurred during our second fiscal quarter of 2006 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

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

Risks related to Fatburger

Fatburger debt covenant

At December 31, 2005, Fatburger was not in compliance with all obligations under the agreements evidencing its indebtedness, as defined in the applicable agreements.  Fatburger failed to meet the prescribed fixed charge coverage ratio and the prescribed debt-coverage ratio at December 31, 2005.  Due to Fatburger’s non-compliance, the lender has the right to demand repayment of the notes in 2006.  As such, on the Company’s Consolidated Statements of Financial Condition, $4.1 million of long-term debt has been classified as current at June 30, 2006, and $4.2 million at December 31, 2005, that would otherwise be classified as non-current.  The lender has not demanded early repayment of the loans, however, if the lender exercises its right to demand repayment, our liquidity could be negatively affected.

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

Reports, whether true or not, of food-borne illnesses (such as e-coli, avian flu, bovine spongiform encephalopathy, hepatitis A, trichinosis or salmonella) and injuries caused by food tampering have in the past severely injured the reputations of participants in the quick service restaurant segment and could in the future affect Fatburger as well.  Fatburger’s brand reputation is an important asset to the business; as a result, anything that damages the brand’s reputation could immediately and severely hurt sales and, accordingly, revenues and profits.  If customers become ill from food-borne illnesses, Fatburger could also be forced to temporarily close some restaurants.  In addition, instances of food-borne illnesses or food tampering, even those occurring solely at the restaurants of competitors, could, by resulting in negative publicity about the restaurant industry, adversely affect sales on a local, regional or system-wide basis.  A decrease in customer traffic as a result of these health concerns or negative publicity, or as a result of a temporary closure of any Fatburger restaurants, could materially harm Fatburger’s business.

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

•                  competition from other office and commercial buildings;

•                  local real estate market conditions, such as oversupply or reduction in demand for office or other commercial or residential space;

•                  changes in interest rates and availability of attractive financing;

•                  vacancies, changes in market rental rates and the need to periodically repair, renovate and re-let space;

•                  increased operating costs, including insurance expense, utilities, real estate taxes, state and local taxes and heightened security costs;

•                  civil disturbances, natural disasters, or terrorist acts or acts of war which may result in uninsured or underinsured losses;

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

Properties like the ones that we own could be difficult to sell.  This may limit our ability to change our portfolio promptly in response to changes in economic or other conditions.  In addition, tax laws limit our ability to sell properties and this may affect our ability to sell properties without adversely affecting our performance or returns.  These restrictions reduce our ability to respond to changes in the performance of our investments and could adversely affect our financial condition and results of operations.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held an annual meeting of our stockholders on May 16, 2006.  Of the 7,957,428 shares outstanding as of the record date for the annual meeting, 7,605,449 shares, or 95.6% of the total shares eligible to vote at the annual meeting, were represented in person or by proxy.

At the annual meeting, Andrew A. Wiederhorn, Donald J. Berchtold, Don H. Coleman, K. Kenneth Kotler, and M. Ray Mathis were each elected to serve as members of our board of directors, each to hold office until the 2007 annual meeting of stockholders or until their successors are elected and qualified.  Each of the directors was elected with the following voting results:

	For	Withheld
Andrew A. Wiederhorn	7,522,620	82,829
Donald J. Berchtold	7,518,232	87,217
Don H. Coleman	7,520,232	85,217
K. Kenneth Kotler	7,519,032	86,417
M. Ray Mathis	7,519,032	86,417

A proposal to approve the ratification of UHY, LLP as the Company’s independent registered public accounting firm for the fiscal year ending 2006 passed with 7,560,712 shares in favor of the proposal, 39,966 shares against the proposal, and 4,771 abstentions.

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

10.1	Amended and restated employment agreement between Fog Cutter Capital Group Inc. and Andrew A. Wiederhorn effective as of June 1, 2006 as previously filed with the SEC on July 25, 2006.

10.2	Employment agreement between Fog Cutter Capital Group Inc. and R. Scott Stevenson effective as of June 1, 2006 as originally filed with the SEC on July 25, 2006.

11.1	Computation of Per Share Earnings.

31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: August 4, 2006

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

10.1	Amended and restated employment agreement between Fog Cutter Capital Group Inc. and Andrew A. Wiederhorn effective as of June 1, 2006 as previously filed with the SEC on July 25, 2006.

10.2	Employment agreement between Fog Cutter Capital Group Inc. and R. Scott Stevenson effective as of June 1, 2006 as originally filed with the SEC on July 25, 2006.

11.1	Computation of Per Share Earnings.

31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.