Form 10-Q
period 2006-09-30
FOG CUTTER CAPITAL GROUP INC
filed 2006-11-13
CIK 1048566

UNITED STATES SECURITIES AND
EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.                                                       Yes☒  No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange
Act).                                                                                                                                                                                       Yes☐  No☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2006
Common Stock, par value $0.0001 per share	7,957,428 shares

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

PART I — FINANCIAL INFORMATION

ITEM 1.  INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

FOG CUTTER CAPITAL GROUP INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(dollars in thousands, except share data)

	September 30, 2006	December 31, 2005
	(unaudited)

Assets
Current Assets:
Cash and cash equivalents	$1,722	$4,071
Accounts receivable	2,797	1,248
Notes receivable, current portion	462	17
Loans to senior executives	1,060	—
Inventories	2,507	1,880
Investments in real estate, held for sale, net	11,309	6,355
Other current assets	1,182	1,661
Total current assets	21,039	15,232

Investments in real estate, net	11,894	23,937
Notes receivable	376	976
Loans to senior executives	—	1,015
Investment in Bourne End	—	803
Property, plant and equipment, net	7,665	5,377
Intangible assets, net	5,331	5,586
Goodwill	10,079	9,979
Other assets	2,025	2,414
Total assets	$58,409	$65,319

Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable and accrued liabilities	$10,972	$9,536
Borrowings and notes payable, current portion	9,015	4,642
Obligations under capital leases, current portion	1,511	1,548
Total current liabilities	21,498	15,726

Borrowings and notes payable	2,290	8,294
Obligations under capital leases	8,839	9,309
Deferred income	3,880	4,330
Deferred income taxes	4,377	5,739
Total liabilities	40,884	43,398

Commitments and contingencies	—	—
Minority interests in consolidated subsidiaries	643	532

Stockholders’ Equity:
Preferred stock, $.0001 par value; 25,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.0001 par value; 200,000,000 shares authorized; 11,757,073 shares issued as of September 30, 2006 and December 31, 2005; 7,957,428 shares outstanding as of September 30, 2006 and December 31, 2005	168,516	168,214
Accumulated deficit	(139,625)	(134,977)
Accumulated other comprehensive income	—	161
Treasury stock, 3,799,645 common shares as of September 30, 2006 and December 31, 2005, at cost	(12,009)	(12,009)
Total stockholders’ equity	16,882	21,389
Total liabilities and stockholders’ equity	$58,409	$65,319

The accompanying notes are an integral part of these consolidated financial statements.

FOG CUTTER CAPITAL GROUP INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(dollars in thousands, except share data)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenue:
Restaurant and manufacturing sales	$9,810	$6,011	$27,686	$18,048
Restaurant franchise and royalty fees	591	721	1,826	1,743
Real estate rental income	928	1,031	2,978	3,194
Loan brokerage and servicing fees	1,575	3,114	5,463	5,992
Total revenue	12,904	10,877	37,953	28,977

Operating costs and expenses:
Restaurant and manufacturing cost of sales	5,290	3,470	15,336	10,532
Real estate operating expense	491	391	1,163	1,231
Engineering and development	371	113	1,167	113
Depreciation and amortization	455	399	1,316	1,246
Total operating cost and expenses	6,607	4,373	18,982	13,122

General and administrative expenses:
Compensation and employee benefits	3,873	3,960	12,730	8,990
Professional fees	1,031	1,044	2,729	2,614
Fees paid to related parties	47	—	279	—
Other	4,376	3,138	11,740	9,138
Total general and administrative expenses	9,327	8,142	27,478	20,742

Non-operating income (expense):
Gain on sale of real estate	1,211	195	2,905	1,784
Gain on sale of notes receivable	—	—	496	—
Interest Income	67	158	247	1,139
Interest expense	(714)	(527)	(1,778)	(1,416)
Other income (loss)	470	45	1,359	(175)
Total non-operating income (loss)	1,034	(129)	3,229	1,332

Loss before provision for income taxes, minority interests, and equity in income of equity investees	(1,996)	(1,767)	(5,278)	(3,555)

Minority interest in earnings	(76)	(299)	(333)	(414)
Equity in income (loss) of equity investees	—	(415)	748	26
Income tax benefit	1,249	—	1,249	—

Net loss	$(823)	$(2,481)	$(3,614)	$(3,943)

Basic loss per share	$(0.10)	$(0.31)	$(0.45)	$(0.49)
Basic weighted average shares outstanding	7,957,428	7,957,428	7,957,428	8,089,692
Diluted net loss per share	$(0.10)	$(0.31)	$(0.45)	$(0.49)
Diluted weighted average shares outstanding	7,957,428	7,957,428	7,957,428	8,089,692
Dividends declared per share	$—	$0.13	$0.13	$0.39

The accompanying notes are an integral part of these consolidated financial statements.

FOG CUTTER CAPITAL GROUP INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(dollars in thousands, except share data)

	Common Stock		Treasury Stock		Accumulated	Accumulated Other Comprehensive
	Shares (1)	Amount	Shares	Amount	Deficit	Income	Total
Balance at January 1, 2006	7,957,428	$168,214	3,799,645	$(12,009)	$(134,977)	$161	$21,389
Comprehensive income (loss):
Net loss	—	—	—	—	(3,614)	—	(3,614)
Other comprehensive income:
Foreign currency translation	—	—	—	—	—	458	458
Reclassification adjustment for net losses on securities and foreign currency translation included in net income	—	—	—	—	—	(619)	(619)
Total comprehensive loss	—	—	—	—	—	—	(3,775)
Stock options expensed in net loss	—	302	—	—	—	—	302
Dividends declared	—	—	—	—	(1,034)	—	(1,034)
Balance at September 30, 2006	7,957,428	$168,516	3,799,645	$(12,009)	$(139,625)	$—	$16,882

(1)             Issued and outstanding

The accompanying notes are an integral part of these consolidated financial statements.

FOG CUTTER CAPITAL GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(dollars in thousands)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(823)	$(2,481)	$(3,614)	$(3,943)
Adjustments to reconcile net loss to net operating cash flows:
Equity in (income) loss of equity investees	—	415	(748)	(26)
Depreciation and amortization	651	557	1,859	1,592
Loss (gain) on foreign currency translation	(114)	34	(619)	453
Gain on sale of loans	—	—	(496)	—
Gain on sale of real estate	(1,211)	(195)	(2,905)	(1,784)
Share based compensation	188	—	302	—
Other	152	327	458	292
Change in:
Deferred income	(20)	(203)	(70)	(298)
Other assets	(1,154)	22	(1,517)	248
Deferred income taxes	(1,279)	(12)	(1,362)	(38)
Accounts payable and accrued liabilities	1,791	(2,527)	2,813	(3,273)
Net cash used in operating activities	(1,819)	(4,063)	(5,899)	(6,777)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of real estate	6,004	796	12,130	4,115
Proceeds from sale of loans	—	—	664	—
Investment in loans and discounted loans	—	(989)	—	(2,329)
Principal repayments on loans and discounted loans	—	3,145	—	4,254
Investment in real estate	(362)	(132)	(1,552)	(2,258)
Purchase of net assets of restaurant operations	(240)	—	(928)	—
Investments in property, plant, and equipment	(1,617)	(55)	(2,667)	(205)
Distributions from equity investees	1,600	—	1,600	—
Other	(12)	(12)	(32)	106
Net cash provided by investing activities	5,373	2,753	9,215	3,683

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	3,274	46	5,673	2,289
Repayments on borrowings	(8,313)	(99)	(9,464)	(191)
Repayments under capital leases	(167)	(135)	(507)	(380)
Purchase of treasury stock	—	—	—	(1,689)
Minority interests distributions paid	(123)	(176)	(319)	(407)
Dividend payments on common stock	—	(998)	(1,034)	(3,149)
Net cash used in financing activities	(5,329)	(1,362)	(5,651)	(3,527)

EFFECT OF EXCHANGE RATE CHANGE ON CASH	(25)	14	(14)	(65)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,800)	(2,658)	(2,349)	(6,686)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,522	7,920	4,071	11,948
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,722	$5,262	$1,722	$5,262

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$607	$393	$1,572	$1,176
Cash paid for income taxes	$30	$12	$113	$38

NONCASH FINANCING AND INVESTING ACTIVITIES:
Treasury stock acquired through exercise of option	$—	$—	$—	$593
Capital lease obligations terminated with no penalty	$—	$—	$—	$855
Release of assets under capital lease	$—	$—	$—	$876
Noncash business combinations:
Fair value of assets acquired through business combinations	$—	$4,141	$—	$4,141
Liabilities assumed through business combinations	$—	$(2,130)	$—	$(2,130)
Loans converted to equity interests through business combinations	$—	$(2,011)	$—	$(2,011)

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

In the Company’s opinion, all adjustments, comprised of normal recurring accruals necessary for the fair presentation of the interim financial statements, have been included in the accompanying consolidated financial statements.  Operating results for the nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

At September 30, 2006, certain Company officers and directors had, directly or indirectly, majority voting control of the Company.

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

Recently issued accounting standards

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”) clarifying the manner in which enterprises account for uncertainty in income taxes recognized in an enterprise’s financial statements.  The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company has not yet determined the effect, if any, of this new standard on its consolidated financial position and results of operations.

NOTE 2 - SIGNIFICANT TRANSACTIONS

The following significant events affected our operations for the nine months ended September 30, 2006:

Fatburger Holdings, Inc. (“Fatburger”) investment

In the nine months ended September 30, 2006, the Company invested an additional $5.0 million in Fatburger and increased its voting control to approximately 82%.

In the nine months ended September 30, 2006, Fatburger acquired a controlling interest in one of its franchisees in Virginia for $0.2 million.  Fatburger has also purchased two franchisee locations in 2006, one in Florida for $0.5 million, and one in Louisiana for $0.2 million.  As a result of these transactions, $1.2 million of assets, including $0.1 million of goodwill, $0.2 million of minority interests, and $0.1 million of liabilities were recorded at fair value.

Sale of real estate

In March 2006, the Company sold seven stand-alone retail locations in a single transaction for a sales price of $3.5 million in cash.  The properties had a net book value of $3.0 million at the time of disposal, and the Company recognized gains on the sales totaling $0.5 million.

The Company sold a 10 acre parcel of vacant land for $2.6 million in cash in May 2006.  The property had a net book value of $1.4 million at the time of disposal, and the Company recognized a gain on sale of $1.2 million.  Certain contingencies may result in additional sale proceeds of $0.3 million.  The Company has not recognized the contingent portion of the sales price due to the uncertainty of ultimate realization.

The Company sold its Eugene warehouse property for a sales price of $2.8 million in cash in August 2006.  The property had a net book value of $1.6 million at the time of sale, and the Company recognized a gain on sale of $1.2 million.  The Company used part of the proceeds on the sale to repay a $1.5 million mortgage note payable secured by the property which was obtained in May 2006.

These properties were classified as real estate held for sale in the accompanying Statement of Financial Condition as of December 31, 2005.

Sale of loan

In March 2006, the Company sold its interest in one loan for $0.7 million.  This loan had a carrying value of $0.2 million and provided a gain on sale of $0.5 million.

Sale of property by equity investee

In June 2006, the Company’s equity investee, Bourne End Properties Plc. (“Bourne End”) completed the sale of its last remaining shopping center in Speke, England.  Bourne End recognized a gain under U.S. financial reporting standards of approximately $1.1 million, of which, the Company’s share was approximately $0.3 million.  The Company was also allocated additional income from Bourne End in the approximate amount of $0.5 million under a revenue sharing agreement with the other investors as a result of exceeding certain profitability measures.  The Company has recognized $0.7 million in income from equity investees during the nine months ended September 30, 2006.  In July 2006, Bourne End distributed the majority of its net assets to its investors, and the Company received $1.6 million for its share.

Investment in Barcelona, Spain properties

During the nine months ended September 30, 2006, the Company invested an additional $5.2 million in its Variable Interest Entities (“VIE”) in Barcelona, Spain.  During the period, the VIE spent approximately $1.4 million for improvements and carrying costs on its three apartment buildings, and repaid a $4.2 million mortgage loan on one property, thus releasing a third party’s security interest in the property.  In July 2006, the VIE sold one of three properties that it owned for cash proceeds of $3.3 million.  The property had a net book value of $3.3 million, including capital improvements and carrying costs, at the time of disposal.  At September 30, 2006, the Company’s total investment in the remaining two entities is $10.3 million.

Borrowings on note payable

In July 2006, the Company borrowed $2.5 million from a lender.  The promissory note is secured by the Company’s interest in the VIE, bears interest at a variable rate of prime minus 1.25% plus 10.0% (17.125% at September 30, 2006) payable monthly in arrears, and is due January 2007.  The proceeds of the note were used as part of the Company’s additional investment in the VIE.

Centrisoft Corporation (“Centrisoft”) investment

In June 2006, the Company increased its voting control in Centrisoft to 79% and has invested an additional $2.8 million in Centrisoft during the nine months ended September 30, 2006.

Dividends

On February 28, 2006, the Company’s Board of Directors declared a $0.13 per share dividend.  The dividend was paid on March 14, 2006 to shareholders of record on March 9, 2006.  No other dividends have been declared or paid in 2006.

NOTE 3 - COMMITMENTS, CONTINGENCIES & OFF-BALANCE SHEET RISK

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

Delisting

Effective October 14, 2004, due to a NASDAQ staff determination to delist the Company’s common stock, the Company’s stock began trading in the over-the-counter (“OTC”) market.  Prior to the delisting, the Company’s common stock was quoted on the NASDAQ National Market.

Liquidity

The Company considers the sale of real estate and other investments to be a normal, recurring part of operations and expects these transactions to generate adequate cash flow to meet the Company’s liquidity needs for the next year.  The Company has experienced losses from operations since its 2004 fiscal year.  During this period, the Company’s operations and activities have become more focused on restaurant and other more typical commercial business activities and have been transitioning away from finance and real estate activities.  The growth strategies for the restaurant and other commercial operations, as well as administrative cost burdens may threaten the Company’s liquidity position.

If the Company’s existing liquidity position were to prove insufficient, and it was unable to repay, renew or replace maturing indebtedness on terms reasonably satisfactory to the Company, it may be required to sell (potentially on short notice) a portion of its assets, and could incur losses as a result.  Specific risks to the Company’s liquidity include, but are not limited to, Fatburger’s non-compliance with debt covenants, Fatburger’s expansion, Centrisoft’s operations, infrastructure costs, and the declaration and payment of dividends.

Dividends

The Company does not have a fixed dividend policy, and may declare and pay new dividends on common stock, subject to financial condition, results of operations, capital requirements and other factors deemed relevant by the Board of Directors.  One factor the Board of Directors may consider is the impact of dividends on the Company’s liquidity.  As the Company implements its strategy of focusing efforts on the development of Fatburger, the Board of Directors may determine to reduce any future dividend amount to a level that is more typical of the restaurant industry, or eliminate the dividend in its entirety.  On February 28, 2006, the Company’s Board of Directors declared a $0.13 per share dividend.  The dividend was paid on March 14, 2006 to shareholders of record on March 9, 2006.  No other dividends have been declared or paid in 2006.

Fatburger Debt Covenant

At December 31, 2005, Fatburger was not in compliance with all obligations under the agreements evidencing its indebtedness, as defined in the applicable agreements.  Fatburger failed to meet the prescribed fixed charge coverage ratio and the prescribed debt-coverage ratio in two notes payable at December 31, 2005.  Due to Fatburger’s non-compliance, the lender has the right to demand repayment of the notes after serving notice.  As such, on the Company’s Consolidated Statements of Financial Condition, $4.0 million and $4.2 million of long-term debt at September 30, 2006 and December 31, 2005, respectively, have been classified as current.  The lender has not demanded early repayment of the loans; however, if the lender exercises its right to demand payment, the Company’s liquidity could be negatively affected.

Fatburger operations

The Company expects that Fatburger will require capital resources and have negative cash flow in the near term while it pursues a growth strategy through developing additional franchisee and Company-owned restaurants.  Fatburger development involves substantial risks that the Company intends to manage; however, it cannot be assured that present or future development will perform in accordance with the Company’s expectations or that any restaurants will generate the Company’s expected returns on investment.  The Company’s inability to expand Fatburger in accordance with planned expansion or to manage that growth could have a material adverse effect on the Company’s operations and financial condition.  In addition, if Fatburger or its franchisees are unsuccessful in obtaining capital sufficient to fund this expansion, the timing of restaurant openings may be delayed and Fatburger’s results may be harmed.

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

Related Party Transactions

During the three months ended September 30, 2006, the Company accepted assignment of a fractional interest lease, between NetJets Services Inc. and an entity controlled by the Company’s chief executive officer, Andrew A. Wiederhorn, for the lease of a 6.25% undivided interest in an aircraft.  The lease calls for annual payments of approximately $420,000 plus specific costs relating to the operation of the aircraft.  The lease expires in December 2010, however, the Company has the right to terminate the lease with 90 days notice beginning in December 2008. The future minimum lease payments are as follows (dollars in thousands):

2006	$105
2007	420
2008	420
2009	70

Other

The Company may utilize a wide variety of off-balance sheet financial techniques to manage its risk.  In hedging the interest rate or foreign currency exchange rate exposure, the Company may enter into hedge transactions to counter movements in interest rates and foreign currencies.  These hedges may be in the form of currency and interest rate swaps, options, and forwards or combinations thereof.  At September 30, 2006, approximately 59% of the Company’s equity was invested in net assets located outside of the United States, primarily denominated in the euro.  The Company has no outstanding derivative instruments held for trading or hedging purposes.

In order to facilitate the development of franchise locations, Fatburger has guaranteed the annual minimum lease payments of five restaurant sites owned and operated by franchisees.  As of September 30, 2006, the amount of the guarantees total approximately $1.5 million plus certain contingent rental payments as defined in the respective leases.  These leases expire at various times through 2015.

The Company did not have any other off balance sheet arrangements in place as of September 30, 2006.

NOTE 4 – GOODWILL AND OTHER INTANGIBLE ASSETS

Primarily as a result of the acquisitions of Fatburger, Centrisoft, and DAC, the Company has goodwill in the amount of $10.1 million and investments in intangible assets of $5.3 million.  In accordance with FAS No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”), goodwill is not amortized, but is subject to an annual impairment test.  Since the acquisitions of Fatburger and Centrisoft by the Company, both operations have experienced operating losses and have conducted their operations with limited liquidity.  The Company believes that these conditions are temporary in nature, however, should these conditions not be corrected, the Company may be required to recognize impairment losses on its recorded goodwill.  As of September 30, 2006, the Company was not aware of any events or changes in circumstances that would require the impairment of the recorded goodwill.

Net intangible assets included operating manuals, franchise agreements, leasehold interests, and sales contracts.  Summarized information for acquired intangible assets is as follows (dollars in thousands):

September 30, 2006
(dollars in thousands)
Franchise agreements	$1,162
Other intangible assets	986
Total amortized intangible assets	2,148
Less: accumulated amortization	(787)
Net amortized intangible assets	1,361

Trademarks	3,970

Total intangible assets	$5,331

Trademarks, which have indefinite lives, are not subject to amortization.  All other intangible assets are amortized using the straight-line method over the estimated useful lives of the assets of five to fifteen years.  Estimated amortization expense for the remainder of 2006 and the five succeeding years is as follows (dollars in thousands):

2006	$69
2007	274
2008	274
2009	252
2010	217
2011	164

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

NOTE 5 – STOCK OPTIONS AND RIGHTS

The Company has a non-qualified stock option plan (the “Option Plan”) which provides for options to purchase shares of the Company’s common stock.  The maximum number of shares of common stock that may be issued pursuant to options granted under the Option Plan is 3,500,000 shares.  Each independent director receives, on the last day of each quarter, an automatic non-statutory option grant to purchase 1,500 shares of common stock at 110% of the fair market value on that day.  Automatic grants will vest one third on each of the first three anniversaries of the grant date and expire on the tenth anniversary of the grant date.  In addition, on August 8, 2006, the Company granted to certain officers and directors of the Company options to purchase 1,450,000 shares of common stock at 110% of the fair market value on that day.  These grants will vest one third on each of the first three anniversaries of the grant date and expire on the tenth anniversary of the grant date.

There were no options granted with exercise prices below the market value of the stock at the grant date.  Fair values for 2006 were estimated using the Black-Scholes option-pricing model with the following weighted average assumptions used: 0% dividend yield, expected volatility of 60%, risk-free interest rate of 5.0% and expected lives of five years.

A summary of our stock options activity for the nine months ended September 30, 2006 is presented below:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2005	1,303,000	$4.44
Granted	1,463,500	$2.64
Exercised	—	$—
Cancelled/forfeited	(9,000)	$5.61
Outstanding at September 30, 2006	2,757,500	$3.48

A summary of our stock options outstanding as of September 30, 2006 and December 31, 2005 is presented below:

	September 30, 2006			December 31, 2005
Range of Exercise Prices	Shares	Weighted Average Remaining Life	Weighted Average Exercise Price	Shares	Weighted Average Remaining Life	Weighted Average Exercise Price
$2.00 – 4.00	1,494,000	9.8	$2.65	30,500	7.6	$3.22
$4.01 – 6.00	1,257,500	5.2	$4.44	1,265,000	6.0	$4.45
$6.01 – 20.00	6,000	7.5	$6.55	7,500	8.3	$6.55

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

The adoption of FAS 123R resulted in the Company’s net loss for the nine months ended September 30, 2006 being approximately $0.3 million higher, and caused basic and diluted loss per share as reported for the same period to be $0.03 higher (higher net loss of $0.2 million and $0.02 per share for the three months then ended) than if the Company had continued to account for share based compensation under Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”).

Prior to January 1, 2006, the Company applied APB 25 and related interpretations in accounting for the Option Plan.  Accordingly, no compensation expense was recognized in the Consolidated Statements of Operations prior to January 1, 2006 for grants under the Option Plan.  Had compensation expense for the Option Plan been determined based on the fair value at the grant date consistent with the methods of FAS 123, the Company’s net loss and loss per share for the nine months ended September 30, 2005 would have been as indicated below:

Nine months ended September 30, 2005
(dollars in thousands, except share data)
Net loss:
As reported	$(3,944)
Pro forma compensation expense from stock based compensation, net of tax	(219)
Pro forma net loss	$(4,163)
Net loss per common and common share equivalent:
Basic loss per share:
As reported	$(0.49)
Pro forma	$(0.51)
Diluted loss per share:
As reported	$(0.49)
Pro forma	$(0.51)

The effect on the Company’s net loss and loss per share for the three months ended September 30, 2005 was insignificant.

NOTE 6 – VARIABLE INTEREST ENTITIES

As of September 30, 2006, the Company has funded loans totaling $10.3 million to two related Spanish entities formed to purchase, reposition and sell apartment buildings in Barcelona, Spain.  Under the terms of the loans, the Company receives a preferred 30% return on its investment, and, after a similar return is paid to another minority investor, the Company receives an 80% share in additional profits generated by the investment.  The investment meets the definition of a Variable Interest Entity under FASB Interpretation No. 46 (“FIN 46”) and the Company is the primary beneficiary of the VIE.  As a result, the assets, liabilities, and results of operations of the VIE have been consolidated into the accompanying consolidated financial statements as of September 30, 2006.

The VIE currently owns two apartment buildings, consisting of 33 residential units with a book value of approximately $10.9 million, including capital improvements and carrying costs.  These acquisitions, and related operational expenditures, were funded with bank loans totaling $0.9 million, the Company’s $10.3 million investment and a $0.3 million contribution from the project managers.  Neither the creditors nor the other beneficial interest holders have recourse to the Company with regard to these investments and, as a result, the maximum limit of the Company’s exposure to loss on this investment was $10.3 million as of September 30, 2006.

During the nine months ended September 30, 2006, the Company funded loans of $5.2 million to the VIE, while the VIE spent approximately $1.4 million for improvements and carrying costs on its three apartment buildings, and repaid a $4.2 million mortgage loan on one property, thus releasing a third party’s security interest in the property.  In July 2006, the VIE sold one of the three properties that it owned for cash proceeds of $3.3 million.  The property had a net book value of $3.3 million, including capital improvements and carrying costs, at the time of disposal.  At September 30, 2006, the Company’s total investment in the remaining two entities is $10.3 million.  The two remaining properties met the criteria to be classified as “held for sale”, and were classified as such on the Statement of Financial Condition at September 30, 2006.  Assets and liabilities of the VIE included in the accompanying consolidated statements of financial condition are summarized as follows:

Investment in real estate, held for sale, net	$10,938,000
Other assets	69,000
Borrowings and notes payable (included in current liabilities at September 30, 2006)	904,000
Accrued expenses and other liabilities	10,000
Minority interest	349,000

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

Restaurant Operations

As of September 30, 2006, the Company owned approximately 82% of the voting control of Fatburger, which operates or franchises 86 hamburger restaurants located primarily in California and Nevada.  Franchisees currently own and operate 54 of the Fatburger locations.  Seven new restaurants were opened during the nine months ended September 30, 2006, four franchise locations and three company-owned locations.  In addition, Fatburger purchased three restaurants from franchisees during the nine months ended September 30, 2006.

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
	(dollars in thousands)

Company-owned restaurant sales	$7,426	$6,003	$20,494	$18,041
Royalty revenue	551	498	1,662	1,292
Franchise fee revenue	40	223	164	451
Total revenue	8,017	6,724	22,320	19,784

Cost of sales	(3,915)	(3,469)	(11,378)	(10,532)
Depreciation and amortization	(427)	(337)	(1,202)	(1,048)
Other general & administrative costs	(4,001)	(3,032)	(10,666)	(8,646)
Interest expense	(187)	(161)	(627)	(471)
Minority interest in losses	5	—	70	—
Segment loss	$(508)	$(275)	$(1,483)	$(913)

Capital expenditures	$1,465	$27	$2,449	$114
Segment assets			21,214	19,120
Minority interests			117	—

Commercial Real Estate Mortgage Brokerage Operations

The Company holds a 51% ownership interest in George Elkins, a California mortgage banking operation, which provided brokerage services related to the production of over $806 million in commercial real estate mortgages in the first nine months of 2006, a 3% increase over the same period in 2005.  George Elkins is headquartered in Los Angeles, with satellite offices located throughout the southern California area.  The mortgage brokerage operation also manages a commercial loan servicing portfolio in excess of $1.1 billion for various investors.

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
	(dollars in thousands)

Loan brokerage fees	$1,358	$2,825	$4,755	$5,255
Loan servicing fees	217	289	708	737
Total revenue	1,575	3,114	5,463	5,992

Depreciation and amortization	(8)	(26)	(22)	(50)
Other general & administrative costs	(1,498)	(2,626)	(5,181)	(5,508)
Interest income	2	2	5	4
Other non-operating income	4	67	283	162
Minority interest in earnings	(82)	(299)	(404)	(414)
Segment income (loss)	$(7)	$232	$144	$186

Capital expenditures	$6	$28	$6	$91
Segment assets			1,130	1,732
Minority interests			178	238

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

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
	(dollars in thousands)

Manufacturing sales	$2,370	$—	$7,159	$—
Cost of sales	(1,375)	—	(3,958)	—
Engineering and development	(214)	—	(655)	—
Depreciation and amortization	(22)	—	(42)	—
Other general & administrative costs	(446)	—	(1,322)	—
Interest expense	—	—	(6)	—
Other non-operating income	46	—	53	—
Segment income	$359	$—	$1,229	$—

Capital expenditures	$145	$—	$205	$—
Segment assets			5,427	—

Real Estate and Financing Operations

The Company owns various interests in real estate and notes receivable.  At September 30, 2006, real estate is comprised of leasehold interests in 75 freestanding retail buildings located throughout the United States and two apartment buildings located in Barcelona, Spain.  At September 30, 2006, notes receivable have a carrying value of $1.9 million and are primarily secured by real estate.

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
	(dollars in thousands)

Rental income	$928	$1,031	$2,978	$3,194
Operating expenses	(491)	(391)	(1,163)	(1,231)
Depreciation and amortization	(97)	(135)	(328)	(436)
Other general & administrative costs	(205)	(182)	(609)	(494)
Interest income	66	156	242	1,135
Interest expense	(442)	(283)	(1,038)	(862)
Other non-operating income	1,678	173	4,469	1,447
Equity in income of equity investees	—	(415)	748	26
Segment income (loss)	$1,437	$(46)	$5,299	$2,779

Capital expenditures	$362	$132	$1,552	$2,258
Segment assets			26,879	39,309
Investment in equity investees			—	1,753
Minority interests			349	355

Other non-operating income for the nine months ended September 30, 2006 includes gain on sale of real estate ($2.9 million), gain on sale of loans ($0.5 million), foreign currency gains ($0.6 million), and commission and other non-operating revenue ($0.4 million).

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

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
	(dollars in thousands)

Software sales	$13	$8	$34	$8
Engineering and development	(157)	(113)	(513)	(113)
Depreciation and amortization	(98)	(59)	(265)	(59)
Other general & administrative costs	(340)	(284)	(1,222)	(284)
Interest expense	(38)	(83)	(104)	(83)
Other non-operating expense	(46)	—	(46)	—
Segment loss	$(666)	$(531)	$(2,116)	$(531)

Capital expenditures	$—	$—	$7	$—
Segment assets			3,759	4,101

Reconciliation to total net income (loss)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
	(dollars in thousands)

Segment income (loss) from operations	$615	$(620)	$3,073	$1,521
Corporate expenses	(2,687)	(1,861)	(7,936)	(5,464)
Income tax benefit	1,249	—	1,249	—
Net loss	$(823)	$(2,481)	$(3,614)	$(3,943)

Corporate expenses for the nine months ended September 30, 2006 includes $0.3 million (less than $0.1 million for the three months ended September 30, 2006) paid to Peninsula Capital Partners LLC (“Peninsula Capital”), an entity owned by the Company’s chief executive officer, as reimbursement of costs for the Company’s business use of certain private aircraft.  The Board of Directors is aware of the relationship and approved the fees for the use of the aircraft.

NOTE 8 – INCOME TAXES

As of September 30, 2006, the Company had, for U.S. Federal tax purposes, a net operating loss (“NOL”) carry forward of approximately $77.7 million, including $3.4 million relating to Fatburger and $7.6 million relating to Centrisoft.  The Company’s NOL begins to expire in 2018.  Fatburger’s NOL began to expire in 2004 and Centrisoft’s will begin to expire in 2020.  The Fatburger NOL carry forward is net of approximately $4.1 million disallowed as a result of an examination completed by the Internal Revenue Service in September 2006.  The disallowed NOL carry forward relates to years in which Fatburger filed a consolidated return with a parent company that is currently unaffiliated with Fatburger.  As a result, documents substantiating the NOL carry forward were not within Fatburger’s control.  Fatburger may appeal the results of this IRS examination.  There can be no assurance that such an appeal would be successful.  No tax benefit had been recognized for financial reporting purposes relating to the disallowed NOL carry forward.

The Fatburger and Centrisoft NOLs are generally subject to an annual limitation under the Internal Revenue Code of 1986, Section 382, Limitation on Net Operating Loss Carryovers and Certain Built-In Losses Following Change in Control.  In addition, to the extent the Fatburger or Centrisoft NOLs are utilized, the recognition of the related tax benefits on certain of the NOLs utilized would first reduce goodwill related to those acquisitions, then other non-current intangible assets related to those acquisitions, and then income tax expense in accordance with Statement on Financial Accounting Standards No. 109, Accounting for Income Taxes.

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

During the nine months ended September 30, 2006, the Company determined that it was more likely than not that certain NOL carryovers would be available to offset prior taxable income.  As a result, the Company recognized an income tax benefit of $1.2 million and reduced the deferred tax liability by the same amount.

During the nine months ended September 30, 2005, a provision for income taxes was not required due to the net operating loss generated during the period.

NOTE 9 – LOANS TO SENIOR EXECUTIVES

As of September 30, 2006, the Company had $1.1 million in two outstanding loans to its Chairman and Chief Executive Officer, Andrew Wiederhorn.  Both loans were made on February 21, 2002 (prior to the passage of the Sarbanes-Oxley Act of 2002).  The loans are due on February 21, 2007, and are classified as current on the Statement of Financial Condition as of September 30, 2006.

NOTE 10 – INVENTORIES

Inventories consist of the following:

	September 30, 2006	December 31, 2005
	(dollars in thousands)

Raw materials	$1,369	$1,326
Work in progress	866	288
Finished goods	272	266
Total inventories	$2,507	$1,880

NOTE 11 – SUBSEQUENT EVENTS

Restaurant openings

Subsequent to September 30, 2006, Fatburger opened one additional franchisee location.

Sale of retail property

Subsequent to September 30, 2006, the Company contracted to sell one commercial property for a sales price of $0.4 million in cash.  The property had a net book value of $0.4 million at the time of the contract, and is classified as held for sale on the accompanying Statements of Financial Condition.  The sale is expected to close in November 2006.

Aircraft lease

Subsequent to September 30, 2006, the Company entered into a capital lease of a private aircraft.  The agreement calls for monthly lease payments of $6,409 and the Company is responsible for all operating and maintenance costs of the aircraft.  The lessor has the option to require the Company to purchase the aircraft for $2.0 million between August 1, 2008 and July 31, 2009.  The Company’s chief executive officer, Andrew A. Wiederhorn, owns 25% of the lessor.

Borrowings

Subsequent to September 30, 2006, the Company borrowed $2.1 million from a lender.  The promissory note is secured by certain assets of the Company, bears interest at a fixed rate of 13.00% payable monthly in arrears, and is due April 2007.  The proceeds of the note were used for general business operations, including the Company’s continued investment in Fatburger.

Also subsequent to September 30, 2006, the Company borrowed $2.0 million from a lender.  The promissory note is secured by certain assets of the Company, bears interest at a fixed rate of 15.00% payable monthly in arrears, and is due November 2007.  The proceeds of the note were used for general business operations, including the Company’s continued investment in Fatburger.

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

•                  competitive products and pricing;

•                  the real estate market, including the real estate market in Barcelona, Spain and the commercial real estate market in California;

•                  the ability to sell assets to maintain liquidity;

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

Executive Overview

Business Overview

Fog Cutter Capital Group Inc. is primarily engaged in the operations of its Fatburger restaurant business.  Fatburger, “The Last Great Hamburger Stand”®, opened its first restaurant in Los Angeles in 1952.  There are currently 86 Fatburger restaurants located in 14 states and in Canada.  The restaurants specialize in fresh, made to order hamburgers and other specialty sandwiches.  French fries, homemade onion rings, hand-scooped ice cream shakes and soft drinks round out the menu.

We acquired the controlling interest in Fatburger in August 2003.  We plan to open additional Fatburger restaurants throughout the United States, Canada, and China.  While we will continue to open company-owned restaurants in strategic markets, our primary strategy with respect to Fatburger is to increase the number of franchises, thus increasing our franchise fee and royalty income.  Franchisees currently own and operate 54 of the Fatburger locations and we have agreements for approximately 230 new franchise locations.  As is typical for our industry, the identification of qualified franchisees and quality locations has an impact on the rate of growth in the number of our restaurants.

In addition to our restaurant operation, we also conduct commercial mortgage brokerage activities, manufacturing activities, software development and sales activities, and make real estate and other real estate-related investments through various controlled subsidiaries.

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

Significant Events

The following significant events affected our operations for the nine months ended September 30, 2006:

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

•                  Purchase of Fatburger franchisee locations – In March 2006, Fatburger paid $0.5 million to purchase the net assets of one franchisee that owned and operated one location in Florida.  Through this transaction, Fatburger purchased $0.4 million in net assets and recognized $0.1 million in goodwill.  In July 2006, Fatburger paid $0.2 million to purchase the net assets of one franchisee that owned an operated one location in Louisiana.

•                  Sale of retail properties – In March 2006, we sold seven stand-alone retail locations in a single transaction for a sales price of $3.5 million in cash.  The properties had a net book value of $3.0 million at the time of disposal, and we recognized gains on the sales totaling $0.5 million.

•                  Sale of vacant land - In May 2006, we sold a 10 acre parcel of vacant land for $2.6 million in cash.  The property had a net book value of $1.4 million at the time of disposal, and we recognized a gain on sale of $1.2 million.  Certain contingencies may result in additional sale proceeds of $0.3 million.  However, we have not recognized the contingent portion of the sales price.

•                  Sale of warehouse – In August 2006, we sold our Eugene warehouse property for $2.8 million in cash.  The property had a net book value of $1.6 million at the time of disposal, and we recognized a gain on sale of $1.2 million.  We used part of the proceeds on the sale to repay a $1.5 million mortgage note payable, obtained in May 2006, which was secured by this property.

•                  Sale of loan – In March 2006, we sold our interest in one loan for $0.7 million.  This loan had a carrying value of $0.2 million and provided a gain on sale of $0.5 million.

•                  Sale of property by equity investee – In June 2006, our equity investee, Bourne End sold its last remaining shopping center in Speke, England.  Bourne End recognized a gain under U.S. financial reporting standards of approximately $1.1 million, of which, our share was approximately $0.3 million.  We were also allocated additional income from Bourne End in the approximate amount of $0.5 million under a revenue sharing agreement with the other investors as a result of exceeding certain profitability measures.  We have recognized $0.7 million in income from Bourne End during the nine months ended September 30, 2006.  In July 2006, Bourne End distributed the majority of its net assets to its investors, and we received $1.6 million for our share.

•                  Investment in Barcelona, Spain properties – During the nine months ended September 30, 2006, we invested an additional $5.2 million in our Variable Interest Entities in Barcelona, Spain.  During the period, the VIE spent approximately $1.2 million for improvements and carrying costs on the three apartment buildings owned, and repaid a $4.2 million mortgage loan on one property, thus releasing a third party’s security interest in the property.  In July 2006, the VIE sold one of three properties that it owned for cash proceeds of $3.3 million.  The property had a net book value of $3.3 million, including capital improvements and carrying costs, at the time of disposal.

•                  Borrowings on note payable – In July 2006, we borrowed $2.5 million from a lender in the form of a note, which we then used as part of our additional investment in the VIE.

•                  Centrisoft investment – In June 2006, we increased our voting control in Centrisoft to 79% and have invested an additional $2.8 million in Centrisoft during the nine months ended September 30, 2006.

•                  Dividends – On February 28, 2006, the Company’s Board of Directors declared a $0.13 per share dividend.  The dividend was paid on March 14, 2006 to stockholders of record on March 9, 2006.  No other dividends have been declared or paid in 2006.

Results of operations

Our operations have resulted in a net loss as follows:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
	(dollars in thousands, except per share data)
Net Loss	$(823)	$(2,481)	$(3,614)	$(3,943)
Net Loss Per Share	$(0.10)	$(0.31)	$(0.45)	$(0.49)

Our net loss was $3.6 million (or $0.45 per share) for the nine months ended September 30, 2006, and $0.8 million (or $0.10 per share) for the three months then ended.  The loss is primarily due to operating expenses associated with our management infrastructure.  We have put in place a management structure which we believe will enable us to significantly expand our operations, notably our Fatburger subsidiary.  However, until the growth in operations is realized, the cost of our management structure will be borne by our existing operations.  Our net loss for the comparable period in 2005 was also primarily attributable to our operating expenses as we transitioned the balance sheet and began focusing on our restaurant operations and other subsidiaries.

The following sections describe the results of operations of our operating segments for the three and nine months ended September 30, 2006.

Restaurant Segment Operations

The following table shows our operating margin for company-owned restaurants for the three and nine months ended September 30, 2006 and 2005:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
	(% to Company-owned restaurant sales)
Restaurant Sales:
Company-owned restaurant sales	100.0%	100.0%	100.0%	100.0%
Cost of sales – food, paper, merchandise	(21.8)%	(27.6)%	(24.9)%	(27.9)%
Cost of sales – wages and benefits	(30.9)%	(30.2)%	(30.7)%	(30.4)%
Restaurant depreciation and amortization	(4.9)%	(4.6)%	(4.9)%	(4.7)%
Operating margin (restaurant sales only)	42.4%	37.6%	39.5%	37.0%

The following table shows our total operating results from the restaurant segment for the three and nine months ended September 30, 2006 and 2005:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
	(% to total revenue)
Total Restaurant Operations:
Company-owned restaurant sales	92.6%	89.3%	91.8%	91.2%
Royalty revenue	6.9%	7.4%	7.5%	6.5%
Franchise fee revenue	0.5%	3.3%	0.7%	2.3%
Total revenue	100.0%	100.0%	100.0%	100.0%

Cost of sales	(53.4)%	(55.7)%	(55.5)%	(57.5)%
General & administrative costs	(50.7)%	(46.0)%	(48.7)%	(44.7)%
Interest expense	(2.3)%	(3.0)%	(2.8)%	(3.0)%
Minority interest in losses	0.1%	—%	0.3%	—%
Segment loss	(6.3)%	(4.7)%	(6.7)%	(5.2)%

For the nine months ended September 30, 2006, company-owned restaurant sales increased 13.9% to $20.5 million from $18.0 million for the same period in 2005.  For the three months ended September 30, 2006, company-owned restaurant sales increased 23.3% to $7.4 million from $6.0 million for the third quarter of 2005.  This increase was primarily the result of the addition of six company-owned restaurants in the first nine months of 2006.  Same store sales for company-owned restaurants increased 2.0% for the first nine months of 2006 compared to the same period in 2005.

Royalty revenue increased 30.8%, from $1.3 million for the first nine months of 2005 to $1.7 million for the nine months ended September 30, 2006, as a result of our franchise restaurant growth strategy.  We added 4 franchise locations during the nine months ended September 30, 2006.  Same store sales for franchise restaurants decreased 3.9% for the first nine months of 2006 compared to the same period in 2005.

System-wide same store sales decreased 1.1% for the first nine months of 2006 compared to the same period in 2005.  Our loss from restaurant operations was 6.7% of total revenue for the nine months ended September 30, 2006 and 6.3% for the third quarter, due to the increased General and Administrative expenses as we continue to set up our infrastructure to support our planned expansion.

Our primary strategy with respect to Fatburger is to grow both company-owned and franchised locations in the U.S. and internationally, thus increasing our operating income as well as franchise fees and future royalty income.  Since we acquired our interest in Fatburger in August 2003, Fatburger has added 33 new restaurants.  While we seek to expand the number of existing restaurants, the identification of qualified franchisees and quality locations has an effect on the rate of growth in the number of our restaurants.

Commercial Real Estate Mortgage Brokerage Segment Operations

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
	(% to total revenue)
Loan brokerage fees	86.0%	88.8%	82.7%	85.3%
Loan servicing and other revenue	14.0%	11.2%	17.3%	14.7%
Total revenue	100.0%	100.0%	100.0%	100.0%

Compensation expense	(79.5)%	(75.0)%	(78.5)%	(78.6)%
Other operating expense	(15.8)%	(8.3)%	(12.0)%	(11.7)%
Minority interest in earnings	(5.2)%	(9.4)%	(7.0)%	(6.7)%
Segment income (loss)	(0.5)%	7.3%	2.5%	3.0%

For the nine months ended September 30, 2006, total revenue for this business segment decreased 6.5% to $5.8 million from $6.2 million for the comparable period in 2005.  Over the same period, our income from this segment decreased to $0.1 million in 2006 (2.5% of segment revenue) from $0.2 million (3.0% of segment revenue) in 2005.  For our third fiscal quarter of 2006, segment revenue decreased 50.0% to $1.6 million from $3.2 million in the third quarter of 2005.  In the third quarter of 2006, we had a loss in this segment of less than $0.1 million (0.5% of segment revenue), compared to income of $0.2 million (7.3% of segment revenue) in the third quarter of 2005.  While loan production volume has increased slightly during 2006, the decrease in earnings has resulted from a competitive reduction in brokerage fees, due to an overall slowdown of the commercial real estate market in California.

During the nine months ended September 30, 2006, George Elkins provided brokerage services resulting in the origination of over $806 million in commercial real estate loans.  This represents an increase of 3% over the comparable period in 2005.  Of the loans brokered in 2006, 40% were funded by conduit lenders, 17% were funded by banks or other thrifts, 10% were funded by insurance companies, with the balance funded by bridge lenders and other investors.  The servicing and loan administration department manages a portfolio of $1.1 billion comprised of 454 loans for approximately 16 clients as of September 30, 2006.

Manufacturing Segment Operations

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
	(% to total revenue)
Manufacturing sales	100.0%	—	100.0%	—
Manufacturing cost of sales	(58.0)%	—	(55.3)%	—
Engineering and development	(9.0)%	—	(9.1)%	—
Operating margin	33.0%	—	35.6%	—

Compensation expense	(12.6)%	—	(13.4)%	—
Depreciation expense	(0.9)%	—	(0.6)%	—
Other operating expense	(4.3)%	—	(4.4)%	—
Segment income	15.2%	—	17.2%	—

Total revenue for this segment was $7.2 million for the nine months ended September 30, 2006, and $2.4 million for the three months then ended.  Net income for this segment was $1.2 million for the first nine months of 2006, and $0.4 for the third fiscal quarter of 2006.  We began consolidating DAC’s operations in November 2005.  Accordingly, no amounts are shown for the comparable periods in 2005.

Real Estate and Finance Segment Operations

	Three months ended September 30,		Nine months ended September 30,
Real Estate Operations:	2006	2005	2006	2005
	(dollars in thousands)

Operating revenue	$928	$1,031	$2,978	$3,194
Operating expenses	(491)	(391)	(1,163)	(1,231)
Depreciation and amortization	(92)	(124)	(311)	(396)
Operating margin	345	516	1,504	1,567

General and administrative expenses	(101)	(175)	(484)	(468)
Interest expense	(442)	(283)	(1,038)	(862)
Gain on sale of real estate	1,211	195	2,905	1,784
Income from real estate operations	$1,013	$253	$2,887	$2,021

During the nine months ended September 30, 2006, our operating margin on real estate decreased less than $0.1 million, to $1.5 million, compared to $1.6 million for the same period of 2005.  Our operating margin on real estate operations for the third quarter of 2006 decreased $0.2 million, to $0.3 million, compared to $0.5 million in the third quarter of 2005.  Although we have continued to sell certain real estate investments, we have been able to maintain our operating margin at relatively stable levels due to our success in reducing vacancies and increasing lease rates.  In the first quarter of 2006, we sold seven buildings for total proceeds of $3.5 million, resulting in a net gain on sale of approximately $0.5 million.  In the second quarter of 2006, we sold a parcel of vacant land for total proceeds of $2.6 million, resulting in a gain on sale of approximately $1.2 million.  In the third quarter of 2006, we sold our Eugene warehouse property for total proceeds of $2.8 million, resulting in a gain on sale of approximately $1.2 million.  Interest expense for the nine months ended September 30, 2006 has increased compared to the same period of 2005 as we have borrowed money on various notes payable secured by certain real estate investments in 2006.

Our net interest income on interest bearing assets is as follows:

	Three months ended September 30,		Nine months ended September 30,
Interest Income:	2006	2005	2006	2005
	(dollars in thousands, except yields)
Loan portfolios (1):
Interest income	$32	$47	$133	$820
Average asset balance	$1,890	$6,700	$1,920	$8,575
Average yield	6.8%	2.8%	9.2%	12.8%

Cash Deposits and other investments:
Interest income	$33	$109	$109	$314
Average asset balance	$2,640	$7,661	$2,706	$8,809
Average yield	5.0%	5.7%	5.4%	4.8%

Total:
Interest income	$65	$156	$242	$1,134
Average asset balance	$4,530	$14,361	$4,626	$17,384
Average yield	5.7%	4.3%	6.9%	8.7%

(1)          Includes loans to senior officers.

Our interest income for the nine months ended September 30, 2006 was $0.2 million, compared with $1.1 million for the same period in 2005.  For the third quarter of 2006, interest income was $0.1 million, compared with $0.2 million for the same period in 2005.  The decrease is primarily attributable to the sale or repayment of loans in our loan portfolio, mostly since June 30, 2005.

Equity in Earnings of Equity Investees – In June 2006, Bourne End sold its last remaining shopping center and recognized a gain under U.S. financial reporting standards of approximately $1.1 million, of which, our share was approximately $0.3 million.  We were also allocated additional income from Bourne End in the approximate amount of $0.5 million under a revenue sharing agreement with the other investors as a result of exceeding certain profitability measures.  As a result, we have recognized $0.7 million in income from Bourne End during the nine months ended September 30, 2006.

Gain on Sale of Loans – In March 2006, we sold our interest in one loan for proceeds of $0.7 million.  This loan had a carrying value of $0.2 million and provided a gain on sale of $0.5 million.

Foreign Exchange Gains – Changes in foreign currency exchange rates resulted in a net gain of approximately $0.6 million in this segment for the nine months ended September 30, 2006, compared to losses of $0.5 million for the same period in 2005.  At September 30, 2006, approximately 59% of our equity was invested in net assets located outside of the United States, primarily denominated in the euro.  See Item 3 – Quantitative and Qualitative Disclosures about Market Risk for further analysis.

Software Development and Sales Segment Operations

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
	(dollars in thousands)
Software sales	$13	$8	$34	$8
Engineering and development	(157)	(113)	(513)	(113)
Compensation expense	(128)	(192)	(646)	(192)
Depreciation expense	(98)	(59)	(265)	(59)
Other operating expense	(212)	(92)	(576)	(92)
Interest expense	(38)	(83)	(104)	(83)
Other non-operating expense	(46)	—	(46)	—
Segment loss	$(666)	$(531)	$(2,116)	$(531)

We acquired voting control of Centrisoft in July 2005 and began consolidating Centrisoft’s operations at that time.  Accordingly, the comparable amounts for the nine months ended September 30, 2005 only include results of Centrisoft’s operations from the date of consolidation.

Corporate expenses

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
	(dollars in thousands)
Compensation and employee benefits	$1,425	$620	$4,435	$1,866
Travel and entertainment	323	143	943	392
Insurance	161	258	571	678
Professional fees	499	559	1,214	1,614
Occupancy costs	49	72	139	179
Directors fees	109	105	269	282
Other expenses	121	104	365	453
Total operating expenses	$2,687	$1,861	$7,936	$5,464

For the nine months ended September 30, 2006, we incurred corporate operating expenses of $7.9 million, compared to $5.5 million for the same period in 2005.  For the third quarter of 2006, corporate operating expenses were $2.7 million, compared to $1.9 million for the third quarter of 2005.  These increases are primarily due to an increase in recognized compensation expenses.  All compensation costs relating to our chief executive officer during the nine months ended September 30, 2005 were accrued and expensed in 2004 under his leave of absence agreement.  Accordingly, his compensation costs began to accrue again upon his return in November 2005.  Travel and entertainment expense for the nine months ended September 30, 2006 includes $0.3 million paid to Peninsula Capital Partners LLC (“Peninsula Capital”), an entity owned by our chief executive officer, as reimbursement of costs for the Company’s business use of certain private aircraft.  The Board of Directors is aware of the relationship and approved the fees for the use of the aircraft.

Income taxes

During the nine months ended September 30, 2006, we determined that it was more likely than not that certain NOL carryovers would be available to offset prior taxable income.  As a result, we recognized an income tax benefit of $1.2 million and reduced the deferred tax liability by the same amount.  During the nine months ended September 30, 2005, a provision for income taxes was not required due to the net operating loss generated during the period.

Changes in financial condition

Our assets, liabilities and stockholders’ equity can be summarized as follows:

	September 30, 2006	December 31, 2005
	(dollars in thousands)
Total assets	$58,409	$65,319
Total liabilities	$40,884	$43,398
Total minority interests	$643	$532
Total stockholders’ equity	$16,882	$21,389

The decrease in total assets during the first nine months of 2006 is primarily due to a decrease in investment in real estate as we sold ten properties during the period.  Total liabilities decreased over the first nine months of 2006, primarily due to the repayment of borrowings on properties that have been sold and the recognition of $1.2 million in deferred tax benefit in the third quarter of 2006.  The cash received from the sale of assets or from operations was used to support our operating activities and for the payment of dividends.

We do not have a fixed dividend policy, and may declare and pay new dividends on common stock, subject to financial condition, results of operations, capital requirements and other factors deemed relevant by our Board of Directors.  One factor the Board of Directors may consider is the impact of dividends on our liquidity.  As we implement our strategy of focusing our efforts on the development of Fatburger, the Board of Directors may determine to reduce any future dividend amount to a level that is more typical of the restaurant industry, or eliminate the dividend in its entirety.  On February 28, 2006, the Company’s Board of Directors declared a $0.13 per share dividend.  The dividend was paid on March 14, 2006 to shareholders of record on March 9, 2006.  No other dividends have been declared or paid in 2006.  Stockholders’ equity decreased during the nine months ended September 30, 2006 by approximately $4.5 million, mainly resulting from our net loss of $3.6 million and dividends paid of $1.0 million.  These changes are described in more detail as follows:

Cash

Our cash decreased $2.3 million from December 31, 2005 to September 30, 2006.  Significant sources and uses of cash during this period include:

•                  $5.9 million of cash used in operations – comprised primarily of our net loss of $3.6 million adjusted for non-cash income and expense items of $2.1 million;

•                  $9.2 million of cash provided by investing activities – including $12.1 million from the sale of real estate, $1.6 million distributed from our equity investee, and a net $0.7 million received from our loan portfolio, partially offset by a $1.6 million investment in real estate and a total of $2.7 million invested in restaurant assets and other property, plant & equipment, and Fatburger’s $0.9 million investment in subsidiaries and franchisee operations; and

•                  $5.6 million of cash used in financing activities – includes repayments of borrowings and capital leases (net of proceeds on borrowings) of $4.3 million, net distributions to minority interests of $0.3 million, and $1.0 million in dividends paid.

Net Investments in Real Estate, and related liabilities

Our investments in real estate can be summarized as follows:

	September 30, 2006	December 31, 2005
	(dollars in thousands)
US based investments – held for sale (1):
Purchase price / improvements	$403	$7,032
Accumulated depreciation and amortization	(32)	(677)
Net book value	371	6,355
Foreign-based investments – held for sale (2):
Purchase price / improvements	10,938	—
Total investments in real estate, held for sale	$11,309	$6,355

US based investments – held for use (3):
Purchase price / improvements	$13,179	$13,141
Accumulated depreciation and amortization	(1,285)	(1,032)
Net book value	11,894	12,109
Foreign-based investments – held for use (2):
Purchase price / improvements	—	11,828
Total investments in real estate, held for use	$11,894	$23,937

Total investments in real estate, net	$23,203	$30,292

(1)     Includes 1 commercial property within the United States at September 30, 2006, 10 properties at December 31, 2005.

(2)     Includes 2 apartment buildings in Barcelona, Spain at September 30, 2006, 3 properties at December 31, 2005.  Based on a change in circumstances, the remaining 2 properties were reclassified as held for sale at September 30, 2006.

(3)     Includes 32 commercial properties under capital lease throughout the United States at September 30, 2006 and December 31, 2005.

Borrowings related to our investments in real estate were as follows:

	September 30, 2006	December 31, 2005
	(dollars in thousands)
Obligations on real estate under capital lease	$10,149	$10,551
Borrowings on Barcelona properties	3,404	6,020
Total borrowings related to real estate	$13,553	$16,571

The decrease in US properties owned at September 30, 2006 compared to December 31, 2005 is due to the sale of nine properties with a net book value of $6.0 million in three separate transactions.  There was a mortgage note payable obtained in May 2006 on one property which was repaid when the property was sold in August 2006.  Investments in properties under capital lease decreased $0.2 million at September 30, 2006 due to depreciation during the first nine months of 2006.  Obligations under capital leases related to these properties decreased $0.4 million primarily due to scheduled monthly payments during the same period.  Our investment in apartment buildings in Barcelona, Spain decreased $0.9 million since December 31, 2005.  This was the result of the sale of one building in July 2006 that had a net book value of $3.3 million, partially offset by $1.4 million of additional investment in the properties and increases in unrealized foreign currency translation of $1.0 million.  The carrying value of borrowings related to the Barcelona investments has decreased $2.6 million due to the repayment of a $1.4 million mortgage on one property that was sold in July 2006 and the repayment of another $4.2 million mortgage in July 2006 on one property to release a third party’s security interest in the property.  These decreases were partially offset by new borrowings of $2.5 million and an increase of $0.5 million due to unrealized foreign currency translation.

Net Property, Plant and Equipment

Net property, plant and equipment increased $2.2 million at September 30, 2006 compared to December 31, 2005, primarily due to the addition of six company-owned restaurants in the first nine months of 2006.  Obligations on property, plant, and equipment under capital lease decreased $0.1 million to $0.2 million at September 30, 2006 primarily due to scheduled monthly payments.

Goodwill and Net Intangible Assets

	September 30, 2006	December 31, 2005
	(dollars in thousands)
Goodwill – Fatburger	$7,163	$7,063
Goodwill – Centrisoft acquisition	1,999	1,999
Goodwill – DAC International acquisition	917	917
Total Goodwill	$10,079	$9,979

Net Intangible Assets – Fatburger	$4,990	$5,134
Net Intangible Assets – Centrisoft	341	452
Total Net Intangible Assets	$5,331	$5,586

As a result of the Fatburger’s acquisition and consolidation of the net assets of one franchisee location, goodwill increased $0.1 million from December 31, 2005 to September 30, 2006.  Net intangible assets decreased $0.3 million over the same period due to amortization.  Net intangible assets at September 30, 2006 consists of trademark rights of approximately $4.0 million, franchise agreements of approximately $0.7 million, sales contracts for Centrisoft of approximately $0.3 million, and other miscellaneous intangible assets of approximately $0.3 million.  We do not believe that there is any impairment of goodwill or net intangible assets at September 30, 2006.

Notes Receivable

As of September 30, 2006, our notes receivable portfolio (excluding loans to senior executives) consists of three individual loans with a combined carrying value of $0.8 million.  Two of the loans are secured by real estate consisting of commercial property located in Texas and Arizona, and one loan is secured by stock in a restaurant business.  The loans have a weighted average interest rate (excluding fees and points) of 10.9% and a weighted average maturity of 18 months.  In March 2006, we sold our interest in one loan for proceeds of $0.7 million.  This loan had a carrying value of $0.2 million and provided a gain on sale of $0.5 million.

Loans to Senior Executives

We currently have two loans to our Chairman and Chief Executive Officer, Andrew Wiederhorn for a total of $1.1 million.  Both loans were made on February 21, 2002 (prior to the passage of the Sarbanes-Oxley Act of 2002).  The loans are due on February 21, 2007, and bear interest at the prime rate, as published in the Wall Street Journal, which interest is added to the principal.

Investment in Bourne End Properties, Ltd.

Bourne End sold its last remaining shopping center in Speke, England in June 2006, and distributed the majority of its net assets to its investors in July 2006.  We received $1.6 million for our share and adjusted our investment in Bourne End to zero at that time.

Other Assets

	September 30, 2006	December 31, 2005
	(dollars in thousands)
Trade receivables	$2,797	$1,248

Inventories	$2,507	$1,880

Other current assets:
Prepaid expenses	$392	$389
Other restaurant segment assets	721	894
Other Barcelona VIE-related assets	69	266
Other	—	112
Total other current assets	$1,182	$1,661

Other assets:
Software costs	$1,301	$1,484
Capitalized deferred compensation	230	508
Mortgage servicing rights	219	234
Investment in operating leases	68	126
Other	207	62
Total other assets	$2,025	$2,414

The increase in trade receivables and inventories at September 30, 2006 relate primarily to the operations of DAC.

Deferred Income

Our deferred income relating to the collection of unearned Fatburger franchise fees was $3.9 million at September 30, 2006, compared with $4.3 million at December 31, 2005.  The decrease is due to the recognition of deferred fees relating to the opening of three franchise locations in 2006, as well as the discharge of deferred franchise fees involved in the purchase of one franchisee’s operations.  As of September 30, 2006, nearly all of the deferred income was comprised of the non-refundable franchise fee received by Fatburger for each future franchise location.  These initial fees generally represent half of the total fee per location.  The balance of the franchise fee (approximately an additional $3.9 million) will be collected in the future when leases on these specific franchise locations are signed.

Notes Payable

As of September 30, 2006, our notes payable (excluding borrowings on real estate) totaled $7.9 million, including $6.7 million of debt held at Fatburger, $0.7 million at Centrisoft, and $0.5 million at DAC.  This compares to $6.9 million at December 31, 2005.  The increase was primarily due to additional net borrowings of $0.9 million and the assumption of notes payable in the amount of $0.1 million relating to the purchase of one franchisee location.

Accrued Expenses and Other Liabilities

Accrued Expenses and Other Liabilities totaled $11.0 million at September 30, 2006, compared with $9.5 million at December 31, 2005.

	September 30, 2006	December 31, 2005
	(dollars in thousands)
Accounts payable	$5,483	$3,591
Sales deposits	1,408	803
Accrued wages, bonus and commissions	1,395	581
Other	2,686	4,561
Total accrued expenses and other liabilities	$10,972	$9,536

Deferred Income Taxes

Deferred income taxes decreased $1.3 million to $4.4 million at September 30, 2006, compared to $5.7 million at December 31, 2005.  During the nine months ended September 30, 2006, we determined that it was more likely than not that certain NOL carryovers would be available to offset prior taxable income.  As a result, we recognized an income tax benefit of $1.2 million and reduced the deferred tax liability by the same amount.  During the nine months ended September 30, 2005, a provision for income taxes was not required due to the net operating loss generated during the period.

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund business operations, acquisitions, and expansion (including growth of company-owned and franchised restaurant locations), engage in loan acquisition and lending activities and for other general business purposes.  In addition to our cash on hand, our primary sources of funds for liquidity during the first nine months of 2006 consisted of cash provided by proceeds from the sale of real estate and loans, new borrowings, and the repayments to us from borrowers.  As of September 30, 2006, we had cash or cash equivalents of $1.7 million, which, together with projected borrowings and proceeds from the sales of assets, we believe will be sufficient to meet our current liquidity needs.

At September 30, 2006, we had total consolidated secured indebtedness of $21.7 million, as well as $19.2 million of other liabilities.  Our consolidated secured indebtedness consisted of:

•                  $10.4 million in capital leases maturing between 2010 and 2040 which are secured by real estate;

•                  mortgage notes payable of $3.4 million secured by our two Barcelona properties;

•                  notes payable and other debt of Fatburger of $6.7 million secured by the assets of Fatburger;

•                  $0.5 million of short-term borrowings secured by the assets of DAC International; and

•                  $0.7 million of notes payable secured by the assets of Centrisoft.

We consider the sale of assets to be a normal, recurring part of our operations and we are currently generating adequate cash flow as a result of these transactions.  However, excluding the sale of assets from time to time, we are currently operating with negative cash flow, since many of our operations do not currently generate sufficient cash to cover operating and overhead expenses.  We believe that our existing sources of funds will be adequate to meet our liquidity needs; however, there can be no assurance that this will be the case.

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

Fatburger debt covenant

At December 31, 2005, Fatburger was not in compliance with all obligations under the agreements evidencing its indebtedness, as defined in the applicable agreements.  Fatburger failed to meet the prescribed fixed charge coverage ratio and the prescribed debt-coverage ratio at December 31, 2005.  Due to Fatburger’s non-compliance, the lender has the right to demand repayment of the notes after serving notice.  As such, on our Consolidated Statements of Financial Condition, $4.0 million of long-term debt has been classified as current at September 30, 2006, and $4.2 million at December 31, 2005, that would otherwise be classified as non-current.  The lender has not demanded early repayment of the loans, however, if the lender exercises its right to demand repayment, our liquidity could be negatively affected.

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

Dividends

In the first quarter of 2006, we declared a cash distribution of $0.13 per share (approximately $1.0 million in total).  No dividends were declared or paid in the second or third quarters of 2006.  While we do not have a fixed dividend policy, we may declare and pay new dividends on our common stock, subject to our financial condition, results of operations, capital requirements and other factors deemed relevant by the Board of Directors.  One factor the Board of Directors may consider is the impact of dividends on our liquidity.  As we implement our strategy of focusing our efforts on the development of Fatburger, we may determine to reduce the future dividend amount to a level that is more typical of the restaurant industry, or eliminate the dividend in its entirety.

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

Off Balance Sheet Arrangements

In order to facilitate the development of franchise locations, as of September 30, 2006, Fatburger had guaranteed the annual minimum lease payments of five restaurant sites owned and operated by franchisees.  The guarantees approximate $1.5 million plus certain contingent rental payments as defined in the respective leases.  These leases expire at various times through 2015.

The lease guarantees by Fatburger do not provide us with a material source of liquidity, capital resources or other benefits. There are no revenues, expenses or cash flows connected with the lease guarantees other than the receipt of normal franchise royalties.

In October 2006, one franchisee, whose lease is partially guaranteed by Fatburger, failed to make the monthly lease payment. As a result, Fatburger made the payment under the guarantee. The total amount of our obligation under the guarantee on this lease is approximately $200,000. We are considering our options to formally assume the lease and operation of the restaurant location.

As of September 30, 2006, we were not aware of any other event or demand that was likely to trigger the guarantee by Fatburger.

We have various operating leases for office and retail space which expire through 2015.  The leases provide for varying minimum annual rental payments including rent increases and free rent periods.  We have future minimum rental payments under non-cancelable operating leases with initial or remaining terms of one year or more of approximately $12.6 million as of September 30, 2006.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk results from instruments entered into other than for trading purposes and consists primarily of exposure to loss resulting from changes in foreign currency exchange rates, interest rates and commodity prices.

Foreign Currency Exchange Rate Risk

Our exposure to foreign currency fluctuations arises mainly from our investment in Barcelona real estate.  As of September 30, 2006, approximately 59% of our equity is invested in net assets located outside of the United States, primarily denominated in the euro.  The following table illustrates the projected effect on our net asset value as a result of hypothetical changes in foreign currency rates as of September 30, 2006:

Change in Foreign Exchange Rates (1)	Projected Change in Net Asset Fair Value	Projected Percentage Change in Net Asset Fair Value
Decrease 20%	$(2,065,000)	-11.8%
Decrease 10%	$(1,032,000)	-5.9%
No Change	$—	0.0%
Increase 10%	$1,032,000	5.9%
Increase 20%	$2,065,000	11.8%

(1)    Assumes that uniform percentage changes occur instantaneously in both the Great Britain pound and the euro.  A decrease in the foreign exchange rate indicates a strengthening of the U.S. dollar against that currency.  An increase in the foreign exchange rate indicates a weakening of the U.S. dollar against that currency.

We can utilize a wide variety of financial techniques to assist in the management of currency risk, including currency swaps, options, and forwards, or combinations thereof.  No such currency hedging techniques were in use as of September 30, 2006.

Interest Rate Risk

Changes in interest rates can affect net income by increasing the cost associated with operating and expanding our restaurant operation.  Changes in the level of interest rates can also affect, among other things, the value of our interest-earning assets (and the associated default rates), our ability to acquire loans and general levels of consumer spending.

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

Changes in internal control over financial reporting

There were no significant changes in our internal control over financial reporting in connection with an evaluation that occurred during our third fiscal quarter of 2006 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

NASDAQ Delisting

Effective October 14, 2004, our common stock began trading in the over-the-counter market.  Prior to that, our common stock was quoted on the NASDAQ National Market.  On July 20, 2004, we were notified by NASDAQ of a staff determination to delist our common stock effective July 29, 2004.  We were unsuccessful in appealing the determination and our common stock was delisted from the NASDAQ National Market on October 14, 2004.  We subsequently requested a review of the delisting by NASDAQ’s Listing and Hearing Review Council and by the Securities and Exchange Commission (“SEC”).  Those appeals were also unsuccessful.  On February 17, 2006, we filed a petition for review of the SEC decision with the United States Court of Appeals, District of Columbia Circuit.  Oral argument is scheduled for November 20, 2006.  There can be no assurance that our petition for review will be successful.

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

We are also affected by foreign currency exchange rate changes, as a significant portion of our assets are invested in foreign currencies, mainly the euro.  See Item 3 - Quantitative and Qualitative Disclosures about Market Risk for further analysis.

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

On July 6, 2004, one of our stockholders, Jeff Allan McCoon, derivatively on behalf of Fog Cutter, filed a lawsuit in the Circuit Court for the State of Oregon (Multnomah County) which named us and all of our directors as defendants.  The lawsuit, as amended, alleged that our Board of Directors breached their fiduciary duties to us and our stockholders in a number of ways, primarily relating to the leave of absence agreement with Mr. Wiederhorn.  On January 6, 2006, the Circuit Court dismissed the entire derivative lawsuit, ruling that Mr. McCoon was unfit to represent the Company’s stockholders.  Mr. McCoon has filed an appeal to this ruling.  We are obligated to indemnify our officers and directors to the extent permitted by applicable law in connection with this action, and have insurance for such individuals, to the extent of the limits of the applicable insurance policies and subject to potential reservations of rights.  We are unable, however, to predict the ultimate outcome of the matter.  We cannot assure you that we will be successful in defending against this action and, if we are unsuccessful, we may be subject to significant damages that could have a material adverse effect on our business, financial condition and operating results.  Even if we are successful, defending against this action has been, and will likely continue to be, expensive, time consuming and may divert management’s attention from other business concerns and harm our business.

Changes to our liquidity may affect our net income and future business plans.

The Company considers the sale of real estate and other investments to be a normal, recurring part of operations and expects these transactions to generate adequate cash flow to meet the Company’s liquidity needs for the next year. The Company has experienced losses from operations since its 2004 fiscal year. During this period, the Company’s operations and activities have become more focused on restaurant and other more typical commercial business activities and have been transitioning away from finance and real estate activities. The growth strategies for the restaurant and other commercial operations, as well as administrative cost burdens may threaten the Company’s liquidity position.

If our existing liquidity position were to prove insufficient, and we were unable to repay, renew or replace maturing indebtedness on terms reasonably satisfactory to us, we may be required to sell (potentially on short notice) a portion of our assets, and could incur losses as a result.  Specific risks to our liquidity position include, but are not limited to, currency and interest rate risk, Fatburger’s non-compliance with debt covenants, Fatburger’s expansion, Centrisoft’s operations, and the declaration and payment of dividends.

Risks related to Fatburger

Fatburger debt covenant

At December 31, 2005, Fatburger was not in compliance with all obligations under the agreements evidencing its indebtedness, as defined in the applicable agreements.  Fatburger failed to meet the prescribed fixed charge coverage ratio and the prescribed debt-coverage ratio at December 31, 2005.  Due to Fatburger’s non-compliance, the lender has the right to demand repayment of the notes after serving notice.  As such, on the Company’s Consolidated Statements of Financial Condition, $4.0 million of long-term debt has been classified as current at September 30, 2006, and $4.2 million at December 31, 2005, that would otherwise be classified as non-current.  The lender has not demanded early repayment of the loans, however, if the lender exercises its right to demand repayment, our liquidity could be negatively affected.

Fatburger may not be able to achieve its planned expansion.

We intend to grow Fatburger primarily through developing additional new franchisee and Company-owned restaurants.  Development involves substantial risks, including:

•                  the availability of financing to Fatburger and to franchisees at acceptable rates and upon acceptable terms;

•                  the availability of sufficient liquidity to fund continued expansion;

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

•                  local real estate market conditions, particularly in Barcelona, Spain and southern California, such as oversupply or reduction in demand for office or other commercial or residential space;

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

Related Party Transactions

During the three months ended September 30, 2006, the Company accepted assignment of a fractional interest lease, between NetJets Services Inc. and an entity controlled by the Company’s chief executive officer, Andrew A. Wiederhorn, for the lease of a 6.25% undivided interest in an aircraft.  The lease calls for annual payments of approximately $420,000 plus specific costs relating to the operation of the aircraft.  The lease expires in December 2010, however, the Company can terminate the lease with 90 days notice beginning in December 2008.

Subsequent to September 30, 2006, the Company entered into a capital lease of a private aircraft.  The agreement calls for monthly lease payments of $6,409 and the Company is responsible for all operating and maintenance costs of the aircraft.  The lessor has the option to require the Company to purchase the aircraft for $2.0 million between August 1, 2008 and July 31, 2009.  The Company’s chief executive officer, Andrew A. Wiederhorn, owns 25% of the lessor.

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

4.7                                 Amendment to the Rights Agreement, dated as of May 1, 2004, by and between the Registrant and The Bank of New York, incorporated by reference to Exhibit 4.7 to Form 10-K for the year ended December 31, 2004, as previously filed with the SEC on March 30, 2005.

4.8                                 Long Term Vesting Trust Agreement among the Registrant and Lawrence Mendelsohn, Andrew Wiederhorn and David Egelhoff, dated October 1, 2000, incorporated by reference to Exhibit 4.4 to the Form 10-K for the year ended December 31, 2002, as previously filed with the SEC on March 3, 2003.

4.9                                 Amendment Number 1 to the Long Term Vesting Trust Agreement dated as of September 19, 2002, by and between the Registrant and Andrew Wiederhorn, Don Coleman, and David Dale-Johnson, incorporated by reference to Exhibit 4.9 to Form 10-K for the year ended December 31, 2004, as previously filed with the SEC on March 30, 2005.

4.10                           Amendment Number 2 to the Long Term Vesting Trust Agreement, dated as of May 26, 2004, by and between the Registrant and Andrew Wiederhorn, Don Coleman, and David Dale-Johnson, incorporated by reference to Exhibit 4.10 to Form 10-K for the year ended December 31, 2004, as previously filed with the SEC on March 30, 2005.

10.1                           Amended and restated employment agreement between Fog Cutter Capital Group Inc. and Andrew A. Wiederhorn effective as of June 1, 2006, incorporated by reference to Exhibit 10.1 to Form 8-K dated July 21, 2006, as previously filed with the SEC on July 25, 2006.

10.2                           Employment agreement between Fog Cutter Capital Group Inc. and R. Scott Stevenson effective as of June 1, 2006, incorporated by reference to Exhibit 10.2 to Form 8-K dated July 21, 2006, as previously filed with the SEC on July 25, 2006.

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

Date:  November 13, 2006

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

4.7                                 Amendment to the Rights Agreement, dated as of May 1, 2004, by and between the Registrant and The Bank of New York, incorporated by reference to Exhibit 4.7 to Form 10-K for the year ended December 31, 2004, as previously filed with the SEC on March 30, 2005.

4.8                                 Long Term Vesting Trust Agreement among the Registrant and Lawrence Mendelsohn, Andrew Wiederhorn and David Egelhoff, dated October 1, 2000, incorporated by reference to Exhibit 4.4 to the Form 10-K for the year ended December 31, 2002, as previously filed with the SEC on March 3, 2003.

4.9                                 Amendment Number 1 to the Long Term Vesting Trust Agreement dated as of September 19, 2002, by and between the Registrant and Andrew Wiederhorn, Don Coleman, and David Dale-Johnson, incorporated by reference to Exhibit 4.9 to Form 10-K for the year ended December 31, 2004, as previously filed with the SEC on March 30, 2005.

4.10                           Amendment Number 2 to the Long Term Vesting Trust Agreement, dated as of May 26, 2004, by and between the Registrant and Andrew Wiederhorn, Don Coleman, and David Dale-Johnson, incorporated by reference to Exhibit 4.10 to Form 10-K for the year ended December 31, 2004, as previously filed with the SEC on March 30, 2005.

10.1                           Amended and restated employment agreement between Fog Cutter Capital Group Inc. and Andrew A. Wiederhorn effective as of June 1, 2006, incorporated by reference to Exhibit 10.1 to Form 8-K dated July 21, 2006, as previously filed with the SEC on July 25, 2006.

10.2                           Employment agreement between Fog Cutter Capital Group Inc. and R. Scott Stevenson effective as of June 1, 2006, incorporated by reference to Exhibit 10.2 to Form 8-K dated July 21, 2006, as previously filed with the SEC on July 25, 2006.

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