Form 10-K
period 2006-12-31
FOG CUTTER CAPITAL GROUP INC
filed 2007-04-02
CIK 1048566

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this From 10-K or any amendments to this Form 10-K. Yes ☒   No ☐.

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price as quoted on OTC market on June 30, 2006 was $13,175,000.

As of March 31, 2007, there were 7,957,428 shares outstanding, not including 3,799,645 treasury shares, par value $0.0001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

See Item 15 for a list of exhibits incorporated by reference into this report.

FOG CUTTER CAPITAL GROUP INC.
FORM 10-K
INDEX

Certain statements contained herein and certain statements contained in future filings by the Company with the SEC may not be based on historical facts and are “Forward-Looking Statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-Looking Statements are based on various assumptions (some of which are beyond the Company’s control) and may be identified by reference to a future period or periods, or by the use of forward-looking terminology, such as “may,” “will,” “believe,” “expect,” “anticipate,” “continue,” or similar terms or variations on those terms, or the negative of those terms. Actual results could differ materially from those set forth in Forward-Looking Statements due to a variety of factors, including, but not limited to the Risk Factors identified herein and the following:

•       economic factors, particularly in the market areas in which the Company operates;

•       the financial and securities markets and the availability of and costs associated with sources of liquidity;

•       competitive products and pricing;

•       the real estate market, including the residential real estate market in Barcelona, Spain;

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

Explanatory Note

In this Form 10-K as of and for the year ended December 31, 2006 (the “2006 Form 10-K”), Fog Cutter Capital Group, Inc. (“Fog Cutter” or the “Company”) is restating its consolidated statement of financial condition as of December 31, 2005 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the fiscal years ended December 31, 2005 and 2004 as a result of a change in the method of accounting to correct an error in accounting for certain capital leases and the correction of certain timing errors in the recognition of sales. This restatement is more fully described in Note 3—Restatement of Consolidated Financial Statements to the Consolidated Financial Statements and in Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations. This 2006 Form 10-K will also reflect the restatement of Item 6—Selected Consolidated Financial Data for the fiscal years ended December 31, 2005, 2004, 2003, and 2002.

Financial information included in the reports on Form 10-K, Form 10-Q, and Form 8-K filed by the Company between April 1, 2004 and December 31, 2006, and the related opinions of its independent registered public accounting firm, and all earnings press releases and similar communications issued by the Company during that period, are superseded in their entirety by this 2006 Form 10-K.

PART I

ITEM 1.                BUSINESS

Business Overview

Fog Cutter Capital Group Inc. is primarily engaged in the operations of its Fatburger Holdings, Inc. (“Fatburger”) restaurant business. We acquired the controlling interest in Fatburger in August 2003 and own 82% voting control as of December 31, 2006. In addition to our restaurant operation, we also conduct manufacturing activities, software development and sales activities, and make real estate and other real estate-related investments through various controlled subsidiaries.

The Company was originally incorporated as Wilshire Real Estate Investment Trust Inc. in the State of Maryland on October 24, 1997. However, we chose not to elect the tax status of a real estate investment trust and on January 25, 2001, we changed our name to Fog Cutter Capital Group Inc. to better reflect the diversified nature of our business. Our stock is traded over the counter under the ticker symbol “FCCG.PK”. In the second quarter of 2007, we intend to change our corporate name to Fatburger Restaurants Inc. in order to better reflect our primary business going forward.

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

Segment financial data for the years ended December 31, 2006, 2005 and 2004 for the Company is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7, and in the related Consolidated Financial Statements and footnotes in Part II, Item 8 of this 10-K.

Operating Segments

Our operating segments are:

(i)            Restaurant Operations—conducted through our Fatburger subsidiary,

(ii)        Manufacturing Operations—conducted through our wholly owned subsidiary, DAC International (“DAC”),

(iii)    Real Estate and Finance Operations, and

(iv)      Software Development and Sales Operations—conducted through our subsidiary, Centrisoft Corporation (“Centrisoft”).

Due to the varied nature of our operations, we do not utilize a standard array of key performance indicators in evaluating our results of operations. Our evaluation instead focuses on an investment-by-investment or asset-by-asset analysis within our operating segments.

Restaurant Operations

Fatburger, “The Last Great Hamburger Stand”®, opened its first restaurant in Los Angeles in 1952. There are currently 86 Fatburger restaurants located in 14 states and Canada. The restaurants specialize in fresh, made to order hamburgers and other specialty sandwiches. French fries, homemade onion rings, hand-scooped ice cream shakes and soft drinks round out the menu.

We plan to open additional Fatburger restaurants throughout the United States, Canada and China. Ten new restaurants were opened during 2006, six franchise locations and four company-owned locations. In addition, Fatburger purchased five restaurants from franchisees during 2006. While we will continue to open company-owned restaurants in strategic markets, our primary strategy with respect to Fatburger is to increase the number of franchises, thus increasing our franchise fee and royalty income. Due to these efforts, Fatburger has opened a total of 37 additional restaurant locations since our acquisition in 2003. Franchisees currently own and operate 51 of the Fatburger locations and we have agreements to add approximately 208 new franchise locations in the United States and Canada. Many factors affect our ability to open new franchise locations and we expect that it will take several years for our current franchisees to open all of their restaurant locations. As is typical for this industry, the identification of qualified franchisees and quality locations affects the rate of growth in the number of our restaurants.

Our restaurant business is moderately seasonal, as average restaurant sales are slightly higher during the summer months than during the winter months. As such, results from our restaurant operations for any quarter are not necessarily indicative of results for any other quarter or for the full fiscal year.

Manufacturing Operations

We conduct manufacturing activities through our wholly-owned subsidiary, DAC International. We assumed 100% voting control of DAC in November 2005 and began reporting the operations of DAC on a consolidated basis as of November 1, 2005. DAC is a supplier of computer controlled lathes and milling machinery for the production of eyeglass, contact, and intraocular lenses.

Real Estate and Financing Operations

We own various interests in real estate and notes receivable. At December 31, 2006, real estate is comprised of leasehold interests in 73 freestanding retail buildings located throughout the United States and two apartment buildings located in Barcelona, Spain. At December 31, 2006, we also own notes receivable that have a carrying value of $1.9 million and are primarily secured by real estate. We expect that as we focus our attention on the expansion of Fatburger, our future investments in this segment will become less frequent.

Software Development and Sales Operations

We hold a 79% ownership interest in Centrisoft, which conducts software development and sales activities. We began reporting the operations of Centrisoft on a consolidated basis as of July 1, 2005, when majority voting control was obtained. Centrisoft develops and sells software that controls and enhances the productivity of enterprise networks and provides first level security against unauthorized applications and users. We do not expect any material positive contribution to our financial results from this segment in the near term.

Principal Assets

We have set forth below information regarding our principal assets at December 31, 2006 and 2005:

	December 31, 2006		December 31, 2005(restated)
	Carrying Value	%	Carrying Value	%
	(dollars in thousands)
Real estate, net	$22,564	37.7%	$30,045	45.9%
Cash and cash equivalents	1,824	3.1	4,071	6.2
Accounts receivable	1,613	2.7	1,098	1.7
Inventories	2,442	4.1	2,297	3.5
Property, plant and equipment, net	10,586	17.7	5,319	8.1
Notes Receivable(1)	835	1.4	993	1.5
Intangible assets, net	5,262	8.8	5,586	8.5
Goodwill	10,526	17.6	10,134	15.5
Other assets	4,148	6.9	5,951	9.1
Total assets	$59,800	100.0%	$65,494	100.0%

(1)          Excludes loans to senior executives

The following sections provide additional information on our principal assets and operations as of December 31, 2006.

Restaurant Operations

We acquired the controlling interest in Fatburger in August 2003. Our investment at December 31, 2006 consists of:

(i)            Series A Preferred Stock—convertible preferred stock which is convertible into a 50% ownership interest of the common stock of Fatburger on a fully diluted basis. As of December 31, 2006, we own approximately 93% of the issued and outstanding Series A Preferred stock, and currently hold voting rights equal to 82% of the voting control of Fatburger. The Series A Preferred stock is not redeemable and does not pay dividends.

(ii)        Series D Preferred Stock—redeemable convertible preferred stock which has a liquidation preference and is redeemable by Fatburger for $10.1 million plus accrued but unpaid dividends. Dividends accrue at a rate of 20% of the redemption value, compounded annually. As of December 31, 2006, the redemption amount totaled $16.5 million. The Series D Preferred does not have any voting rights but may be converted into common stock under certain circumstances. We own all of the issued and outstanding Series D Preferred stock.

(iii)    Common Stock—during 2006, we invested an additional $5.0 million in Fatburger to acquire common stock equal to 15% of the fully diluted ownership of Fatburger.

As a result of our voting control, we report the operations of Fatburger on a consolidated basis. The accompanying consolidated statements of financial condition include the following at December 31, 2006 relating to Fatburger:

•       $8.5 million in property, plant and equipment, net;

•       $4.9 million of intangible assets, primarily trademarks and franchises;

•       $7.1 million of goodwill; and

•       $7.0 million of borrowings and notes payable consisting of:

(i)             $6.0 million debt secured by substantially all of the assets of Fatburger, bearing interest at rates currently ranging from 6.5% to 9.3%, and requiring monthly payments of principal and interest, primarily through 2014. At December 31, 2006 and 2005, Fatburger was not in compliance with all obligations under the agreements evidencing its indebtedness, as defined in the applicable agreements. Fatburger failed to meet the prescribed fixed charge coverage ratio and the prescribed debt-coverage ratio in three notes payable at December 31, 2006. Due to Fatburger’s non-compliance, the lender has the right to demand repayment of the notes after serving notice. As such, on the Company’s Consolidated Statements of Financial Condition, $4.1 million and $4.2 million of long-term debt at December 31, 2006 and 2005, respectively, have been classified as current. The lender has not demanded early repayment of the loans; however, if the lender exercises its right to demand payment, the Company’s liquidity could be negatively affected.

(ii)         Mandatory redeemable preferred stock (the “Series B Preferred”) with a carrying value of $1.0 million which was issued by Fatburger to a third party on August 15, 2003. This stock is redeemable by Fatburger for $1.5 million at any time, but must be redeemed by August 15, 2009. Under certain circumstances, the Series B Preferred shareholders may convert their shares into the common stock of Fatburger in an amount equal to the redemption price based upon the fair value of the common stock at the time of conversion. The stock is entitled to dividends from Fatburger equal to 2.5% per annum of the redemption price and does not have voting rights.

Manufacturing Operations

In November 2005, we assumed 100% voting control of DAC International through a Shareholder’s Pledge Agreement which was assigned to us in August 2002 as part of DAC’s debt restructuring. As a result of our voting control, we began consolidating the assets, liabilities and operations of DAC on November 1, 2005. As of December 31, 2006, our total net investment in DAC was $1.2 million. The accompanying consolidated statements of financial condition include the following at December 31, 2006 relating to DAC:

•       $2.3 million of inventory;

•       $0.9 million in trade receivables;

•       $1.5 million of goodwill

•       $0.5 million of borrowings; and

•       $2.2 million of accounts payable and accrued liabilities, including $1.1 million of sales deposits.

Real Estate and Financing Operations

Real Estate—We invest, both directly and indirectly, in commercial and residential real estate. The following table sets forth information regarding our direct investments in real estate at December 31, 2006:

Date Acquired	Property Description	Location	Year Built/ Renovated	Net Leaseable Sq. Ft.	Approximate Percentage Leased at December 31, 2006	Net Book Value
10/2002	33 Freestanding Retail Properties	Various U.S.	Various	150,000	94%	$11,870,000
6/2004	Barcelona Apartments	Spain	Unknown	31,600	—%	10,694,000
						$22,564,000

The following is a brief description of each of the properties set forth in the above table:

•       Freestanding Retail Properties—We own 33 freestanding retail buildings throughout the United States, either directly or through capital leases. The buildings are approximately 4,500 square feet each and were originally developed during the 1970’s and 1980’s. The buildings are leased to a variety of tenants including convenience stores, video rental outlets, shoe stores and other small businesses. As of December 31, 2006, two of the buildings were vacant. We also control 41 similar retail locations through operating leases. During 2006, we sold seven similar properties that had been held in the same portfolio for $3.5 million in one transaction, and allowed the leases to expire on 3 similar properties with no penalty.

•       Barcelona Apartments—This investment includes two apartment buildings, consisting of 33 residential units, located in Barcelona, Spain. The two buildings were acquired subject to below market leases and we are working to relocate these tenants in order to enhance the value of the properties. During 2006, we sold one similar building for $3.3 million that had been held in the same portfolio.

•       Indebtedness—When it is beneficial to do so, our general strategy is to leverage our real estate investments by incurring borrowings secured by these investments. Set forth below is information regarding our indebtedness relating to our real estate as of December 31, 2006.

Property	Principal Amount	Interest Rate	Approximate Maturity	Amortization	Annual Payments
Freestanding Retail Properties (subject to capital leases)	$10,471,000	9.5%	1/2018	30 Years	$1,413,000
Barcelona Apartments	$3,434,000	7.2%	06/2029	N/A	$42,000

Notes receivable—Our portfolio consists primarily of three notes with a total outstanding principal balance of $0.8 million, not including loans to senior executives. One note, with a carrying value of $0.4 million, is secured by the stock of a restaurant business. The remaining notes, with a total carrying value of $0.4 million, are secured by commercial real estate.

One note matures in 2007, one matures in 2008, and the other matures in 2010. Based upon our carrying value, the effective aggregate interest rate on these notes at December 31, 2006 was approximately 10.9%. The effective interest rate does not reflect the effect of points and fees collected.

Software Development and Sales Operations

Between December 2004 and July 2005, we loaned a total of $2.2 million to Centrisoft Corporation. In July 2005, we converted our investment into a 51% controlling interest in Centrisoft and began consolidating their assets, liabilities and operations in our financial statements. Since July 2005, through various additional investments in Centrisoft, we have increased our ownership percentage to 79%. As of December 31, 2006, our total net investment in Centrisoft was $6.6 million. The accompanying consolidated statements of financial condition include the following at December 31, 2006 relating to Centrisoft.

•       $1.2 million in software costs (net of amortization);

•       $0.3 million in net intangible assets in the form of sales contracts;

•       $2.0 million of goodwill;

•       $0.6 million of accounts payable and accrued liabilities; and

•       $0.7 million of notes payable.

Assets held for sale

At December 31, 2006, we held a 51% ownership interest in George Elkins Mortgage Banking Company (“George Elkins”), a California commercial mortgage banking operation. In December 2006, we reached an agreement to sell George Elkins to a third party and the sale closed in February 2007. As such, all assets of George Elkins have been classified as held for sale at December 31, 2006 and 2005. Prior to the decision to sell George Elkins, it was a reportable segment of our operations.

Funding Sources

Funding sources for real property assets generally involve capital leases or longer-term traditional mortgage financing with banks and other financial institutions. Other funding sources include short-term notes payables from private lenders and a line of credit from a financial institution. The following table sets forth information relating to our borrowings and other funding sources at December 31, 2006 and 2005.

	At December 31,
	2006	2005 (restated)
	(dollars in thousands)
Borrowings and Notes payable:
Notes payable and other debt—Fatburger	$7,033	$6,916
Notes payable—Fog Cutter	4,228	—
Line of Credit—DAC	500	—
Notes payable—Centrisoft	658	—
Mortgage and note payable—Barcelona properties	3,434	6,020
Total borrowings	15,853	12,936
Obligations under capital leases	12,491	11,187
Total borrowings and other funding sources	$28,344	$24,123

The following table sets forth certain information related to our borrowings. During the reported periods, borrowings were comprised of various notes payable, mortgage debt on real estate and obligations under capital leases. Averages are determined by utilizing month-end balances.

	December 31,
	2006	2005 (restated)
	(dollars in thousands)
Average amount outstanding during the year	$25,259	$21,951
Maximum month-end balance outstanding during the year	28,344	24,839
Weighted average rate:
During the year	11.3%	8.2%
At end of year	10.8%	6.4%

Asset Quality

Our real estate investments are carried at the lower of historical cost (net of depreciation) or estimated market value. Our estimate of market value is based upon comparable sales information for similar properties. Our notes receivable portfolio is secured by real estate and corporate stock. We evaluate the quality of our notes based upon the underlying value of the collateral. We also give consideration to the credit performance of these notes.

Employees

As of December 31, 2006, we had approximately 676 employees, which included approximately 612 employees of Fatburger, 40 employees of DAC, and 13 employees of Centrisoft. This total does not include 27 employees of George Elkins which was classified as held for sale at December 31, 2006 and was sold in February 2007.

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

“Fatburger” and “The Last Great Hamburger Stand” are registered trademarks in the United States and in a number of international jurisdictions. All other trademarks or service marks appearing in this report are trademarks or service marks of the respective companies that use them. We pursue the registration of some trademarks and service marks in the United States and in other countries, but we have not secured registration of all our marks. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States, and effective copyright, trademark and trade secret protection may not be available in other jurisdictions. We license trademark rights to third parties through our franchise agreements. In the event that a licensee does not abide by compliance and quality control guidelines with respect to the licensed trademark rights or take actions that fail to adequately protect these marks, the value of these rights and our use of them in our business may be negatively impacted.

Competition

The restaurant industry, particularly the fast casual segment, is highly competitive and there are numerous well-established competitors possessing substantially greater financial, marketing, personnel and other resources than we have. In addition, the fast casual restaurant industry is characterized by the frequent introduction of new products, accompanied by substantial promotional campaigns. In recent years, numerous companies in the fast casual industry, including Fatburger, have introduced products positioned to capitalize on growing consumer preference for food products which are, or are perceived to be, healthful, nutritious, low in calories and low in fat content. It can be expected that Fatburger will be subject to competition from companies whose products or marketing strategies address these consumer preferences. In addition, the market for suitable restaurant locations, franchisees, and staff is highly competitive in that fast casual companies, major restaurant companies and non-food companies compete for the best in all of these resources.

ITEM 1A.        RISK FACTORS

In addition to the other information contained in this annual report, you should carefully read and consider the following risk factors. If any of these risks actually occur, our business, financial condition or operating results could be materially adversely affected and the trading price of our common stock could decline.

The delisting of our common stock from the NASDAQ Stock Market could impair our ability to finance our operations through the sale of common stock or securities convertible into common stock.

Effective October 14, 2004, due to a NASDAQ staff determination to delist our common stock, our stock began trading in the over-the-counter (“OTC”) market. Prior to the delisting, our common stock was quoted on the NASDAQ Stock Market. The liquidity of our common stock is reduced by trading on the OTC market as compared to quotation on the NASDAQ Stock Market. The coverage of the Company by security analysts and media could be reduced, which could result in lower prices for our common stock than might otherwise prevail and could also result in increased spreads between the bid and ask prices for our common stock. Additionally, certain investors will not purchase securities that are not quoted on the NASDAQ Stock Market, which could materially impair our ability to raise funds through the issuance of common stock or other securities convertible into common stock.

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

Our borrowings and the availability of further borrowings are substantially affected by, among other things, changes in interest rates. Fluctuations in interest rates will affect our net income to the extent our operations and our fixed rate assets are funded by variable rate debt. We are also affected by foreign currency exchange rate changes, as a significant portion of our assets are invested in foreign currencies, mainly the euro. See Item 7A—Quantitative and Qualitative Disclosures about Market Risk for further analysis of the impact of interest and currency rate fluctuations on our financial condition and results of operations.

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

We may be subject to litigation, which may be expensive and may be time consuming for our management team.

Fatburger Holdings, Inc., et al. v. Keith A. Warlick/Warlick v. Fatburger, et al, Superior Court of California for the County of Los Angeles, Case No. SC 091436. On October 16, 2006, Fatburger Holdings, Inc., Fatburger Corporation and Fatburger North America, Inc. filed suit against Keith A. Warlick (“Warlick”) the former Chief Executive Officer of Fatburger Holdings, Inc. and Fatburger Corporation. Warlick’s employment with Fatburger was terminated on September 21, 2006 by resolution of the board of directors of Fatburger Holdings, Inc. The Fatburger companies initiated the lawsuit to recover damages from Warlick arising from wrongful acts and conduct during and after his employment, and are asserting claims for: breach of contract, breach of duty of loyalty, breach of fiduciary duty, conversion—
embezzlement; fraud/commencement; intentional interference with contractual relations, and equitable indemnity. Warlick filed an answer to the lawsuit denying the allegations and included a Cross-complaint against Fatburger Holdings, Inc., Fatburger Corporation, Fatburger North America, Inc., Fog Cutter Capital Group, Inc., and Andrew Wiederhorn, for breach of contract, employment discrimination based on race and retaliation, wrongful termination and defamation—slander without any specification of damages. In further response Warlick initiated a second lawsuit against the Company, various Fatburger companies, and members of the Fatburger board of directors, which is set out below. The defendants to the Cross-complaint filed by Warlick dispute the allegations of the cross-complaint and intend to vigorously defend against the cross-complaint.

Keith Warlick, et al. v. Fog Cutter Capital Group, et al., Superior Court of California for the County of Los Angeles, Case No. 58365915. On February 6, 2007, Warlick, his wife, and a limited liability company controlled by Warlick, each of whom is a minority shareholder of Fatburger Holdings, Inc., filed a complaint against various Fatburger entities, the Company, Andrew Wiederhorn, and members of the Fatburger board of directors. The complaint alleges fraud, negligent misrepresentation against Wiederhorn and the Company, and breach of contract and breach of fiduciary duty against all the defendants, related to business transactions which the plaintiff’s allege were not in the best interests of Fatburger Holdings, Inc., or the plaintiff minority shareholders. The defendants dispute the allegations of the lawsuit and intend to vigorously defend against the claims.

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

If our existing liquidity position were to prove insufficient, and we were unable to repay, renew or replace maturing indebtedness on terms reasonably satisfactory to us, we may be required to sell (potentially on short notice) a portion of our assets, and could incur losses as a result. Specific risks to our liquidity position include, but are not limited to, currency and interest rate risk, Fatburger’s debt covenants, Fatburger’s store expansion, and Centrisoft’s operating deficits.

Risks related to Fatburger

Fatburger debt covenant

At December 31, 2006 and 2005, Fatburger was not in compliance with all obligations under the agreements evidencing its indebtedness, as defined in the applicable agreements. Fatburger failed to meet the prescribed fixed charge coverage ratio and the prescribed debt-coverage ratio at December 31, 2006. Due to Fatburger’s non-compliance, the lender has the right to demand repayment of the notes after serving notice. As such, on the Company’s Consolidated Statements of Financial Condition, $4.1 million and $4.2 million of long-term debt has been classified as current at December 31, 2006 and 2005, respectively, that would otherwise be classified as non-current. The lender has not demanded early repayment of the loans. However, if the lender exercises its right to demand repayment, our liquidity could be negatively affected.

Fatburger may not be able to achieve its planned expansion.

We believe the Fatburger segment of our business will constitute an increasingly important part of our business going forward. In addition to the risks associated generally with a restaurant business, such as changing consumer tastes and price pressure from competing businesses, our success depends in large part on our ability to expand Fatburger’s operations. We intend to grow Fatburger primarily through developing additional new franchisee and Company-owned restaurants. Development involves substantial risks, including:

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

Although we intend to manage Fatburger’s operations and development to reduce such risks, we cannot assure you that present or future development will perform in accordance with our expectations. We cannot assure you that we will complete the development and construction of the restaurants, or that any such development will be completed in a timely manner or within budget, or that any restaurants will generate our expected returns on investment. Our inability to expand Fatburger in accordance with our plans or to manage our growth could have a material adverse effect on our results of operations and financial condition.

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

We anticipate that new Fatburger restaurants will generally take several months to reach normalized operating levels due to inefficiencies typically associated with new restaurants, including lack of market awareness, the need to hire and train a sufficient number of team members, operating costs, which are often materially greater during the first several months of operation than thereafter, pre-opening costs and other factors. Further, some, or all of the new restaurants may not attain anticipated operating results or results similar to those of Fatburger’s existing restaurants. In addition, restaurants opened in new markets may open at lower average weekly sales volumes than restaurants opened in existing markets and may have higher restaurant-level operating expense ratios than in existing markets. Sales at restaurants opened in new markets may take longer to reach average annual company-owned restaurant sales, if at all, thereby affecting the profitability of these restaurants.

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

The fast casual restaurant segment is highly competitive, and that competition could lower revenues, margins and market share.

The fast casual restaurant industry is highly competitive with respect to price, service, location, personnel and the type and quality of food, and there are many well-established competitors. Each of Fatburger’s restaurants competes directly and indirectly with a large number of national and regional restaurant chains, as well as with locally-owned quick service restaurants, fast casual restaurants, and sandwich shops and other similar types of businesses. The trend toward a convergence in grocery, deli and restaurant services may increase the number of Fatburger’s competitors. Such increased competition could have a material adverse affect on Fatburger’s financial condition and results of operations. Some of Fatburger’s competitors have substantially greater financial, marketing, operating and other resources than we have, which may give them a competitive advantage. Certain of Fatburger’s competitors have introduced a variety of new products and engaged in substantial price discounting in recent years and may continue to do so in the future. There can be no assurance as to the success of any of Fatburger’s new products, initiatives or overall strategies, or assurance that competitive product offerings, pricings and promotions will not have an adverse effect upon Fatburger’s financial condition and results of operations.

Changes in economic, market and other conditions could adversely affect Fatburger and its franchisees, and thereby our operating results.

The fast casual restaurant industry is affected by changes in international, national, regional, and local economic conditions, consumer preferences and spending patterns, demographic trends, consumer perceptions of food safety, weather, traffic patterns, the type, number and location of competing restaurants, and the effects of war or terrorist activities and any governmental responses thereto. Factors such as inflation, food costs, labor and benefit costs, legal claims, and the availability of management and hourly employees also affect restaurant operations and administrative expenses. The ability of Fatburger and its franchisees to finance new restaurant development, improvements and additions to existing restaurants, and the acquisition of restaurants from, and sale of restaurants to, franchisees is affected by economic conditions, including interest rates and other government policies impacting land and construction costs and the cost and availability of borrowed funds.

Increases in the minimum wage may have a material adverse effect on Fatburger’s business and financial results.

A substantial number of Fatburger employees are paid wage rates at or slightly above the minimum wage. As federal and state minimum wage rates increase, Fatburger may need to increase not only the wages of its minimum wage employees, but also the wages paid to the employees at wage rates that are above minimum wage. If competitive pressures or other factors prevent Fatburger from offsetting the increased costs by price increases, profitability may decline. In addition, various other proposals that would require employers to provide health insurance for all of their employees are considered from time to time in Congress and various states. The imposition of any requirement that Fatburger provide health insurance to all employees on terms materially different from its existing programs could have a material adverse impact on the results of operations and financial condition of Fatburger.

Events reported in the media, such as incidents involving food-borne illnesses or food tampering, whether or not accurate, can cause damage to Fatburger’s brand’s reputation and swiftly affect sales and profitability.

Reports, whether true or not, of food-borne illnesses (such as e-coli, avian flu, bovine spongiform encephalopathy, hepatitis A, trichinosis or salmonella) and injuries caused by food tampering have in the past severely injured the reputations of participants in the fast casual restaurant segment and could, in the future, affect Fatburger as well. Fatburger’s brand reputation is an important asset to the business; as a result, anything that damages the brand’s reputation could immediately and severely hurt sales and, accordingly, revenues and profits. If customers become ill from food-borne illnesses, Fatburger could also be forced to temporarily close some restaurants. In addition, instances of food-borne illnesses or food tampering, even those occurring solely at the restaurants of competitors, could, by resulting in negative publicity about the restaurant industry, adversely affect sales on a local, regional or system-wide basis. A decrease in customer traffic as a result of these health concerns or negative publicity, or as a result of a temporary closure of any Fatburger restaurants, could materially harm Fatburger’s business.

Changing health or dietary preferences may cause consumers to avoid products offered by Fatburger in favor of alternative foods.

The foodservice industry is affected by consumer preferences and perceptions. Fatburger’s success depends, in part, upon the popularity of burgers and fast casual dining. Shifts in consumer preferences away from this cuisine or dining style could have a material adverse affect on our future profitability. The restaurant industry is characterized by the continual introduction of new concepts and is subject to rapidly changing consumer preferences, tastes and eating and purchasing habits. While consumption of hamburgers and related food items in the United States has grown over the past 20 years, the demand may not continue to grow or taste trends may change. Fatburger’s success will depend in part on our ability to anticipate and respond to changing consumer preferences, tastes and eating and purchasing habits, as well as other factors affecting the food service industry, including new market entrants and demographic changes. If prevailing health or dietary preferences and perceptions cause consumers to avoid these products offered by Fatburger restaurants in favor of alternative or healthier foods, demand for Fatburger’s products may be reduced and its business could be harmed.

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

In recent years, there has been an increased legislative, regulatory and consumer focus on nutrition and advertising practices in the food industry, particularly among fast casual restaurants. As a result, Fatburger may become subject to regulatory initiatives in the area of nutrition disclosure or advertising, such as requirements to provide information about the nutritional content of its food products, which could increase expenses. The operation of Fatburger’s franchise system is also subject to franchise laws and regulations enacted by a number of states and rules promulgated by the U.S. Federal Trade Commission. Any future legislation regulating franchise relationships may negatively affect Fatburger’s operations, particularly its relationship with its franchisees. Failure to comply with new or existing franchise laws and regulations in any jurisdiction or to obtain required government approvals could result in a ban or temporary suspension on future franchise sales. Changes in applicable accounting rules imposed by governmental regulators or private governing bodies could also affect Fatburger’s reported results of operations, and thus cause our stock price to fluctuate or decline.

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

Centrisoft may be unable to adequately protect its proprietary rights, which may limit its ability to compete effectively.

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

If Centrisoft fails to obtain and maintain patent protection for its technology, we may be unable to compete effectively. In addition, Centrisoft relies on unpatented proprietary technology. Because this proprietary technology does not have patent protection, Centrisoft may be unable to meaningfully protect this technology from unauthorized use or misappropriation by a third party. Centrisoft’s competitors may independently develop similar or superior technologies or duplicate any unpatented technologies that we have developed which could significantly reduce the value of its proprietary technology or threaten its market position.

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

•       local real estate market conditions, particularly in Barcelona, Spain, such as oversupply or reduction in demand for commercial or residential space;

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

Our real estate properties could be difficult to sell. This may limit our ability to adjust our portfolio promptly in response to changes in economic or other conditions. In addition, tax laws limit our ability to sell properties and this may affect our ability to sell properties without adversely affecting our performance or returns. These restrictions reduce our ability to respond to changes in the performance of our investments and could adversely affect our financial condition and results of operations.

ITEM 2.                PROPERTIES

Our corporate headquarters are located in Portland, Oregon, where we lease approximately 5,000 square feet of office space under a lease expiring in December 2009. Fatburger leases approximately 6,600 square feet of corporate office space in Santa Monica, California under a lease that will expire in July 2007. Fatburger also operates 35 restaurant locations in California, Nevada, Louisiana, Florida, Virginia, and New York. Two of the restaurant sites in Nevada are operated from properties owned by Fatburger, while the remaining locations are leased. Centrisoft leases approximately 3,000 square feet of office space in Portland, Oregon under a lease that will expire in May 2008. DAC leases approximately 17,500 square feet of office and production space in Carpinteria, California under a lease that will expire in December 2008.

ITEM 3.                LEGAL PROCEEDINGS

Warlick Complaint

Fatburger Holdings, Inc., et al. v. Keith A. Warlick/Warlick v. Fatburger, et al, Superior Court of California for the County of Los Angeles, Case No. SC 091436. On October 16, 2006, Fatburger Holdings, Inc., Fatburger Corporation and Fatburger North America, Inc. filed suit against Keith A. Warlick (“Warlick”) the former Chief Executive Officer of Fatburger Holdings, Inc. and Fatburger Corporation. Warlick’s employment with Fatburger was terminated on September 21, 2006 by resolution of the board of directors of Fatburger Holdings, Inc. The Fatburger companies initiated the lawsuit to recover damages from Warlick arising from wrongful acts and conduct during and after his employment, and are asserting claims for: breach of contract, breach of duty of loyalty, breach of fiduciary duty, conversion—
embezzlement; fraud/commencement; intentional interference with contractual relations, and equitable indemnity. Warlick filed an answer to the lawsuit denying the allegations and included a Cross-complaint against Fatburger Holdings, Inc., Fatburger Corporation, Fatburger North America, Inc., Fog Cutter Capital Group, Inc., and Andrew Wiederhorn, for breach of contract, employment discrimination based on race and retaliation, wrongful termination and defamation—slander without any specification of damages. In further response Warlick initiated a second lawsuit against the Company, various Fatburger companies, and members of the Fatburger board of directors, which is set out below. The defendants to the Cross-complaint filed by Warlick dispute the allegations of the cross-complaint and intend to vigorously defend against the cross-complaint.

Keith Warlick, et al. v. Fog Cutter Capital Group, et al., Superior Court of California for the County of Los Angeles, Case No. 58365915. On February 6, 2007, Warlick, his wife, and a limited liability company controlled by Warlick, each of whom is a minority shareholder of Fatburger Holdings, Inc., filed a complaint against various Fatburger entities, the Company, Andrew Wiederhorn, and members of the Fatburger board of directors. The complaint alleges fraud, negligent misrepresentation against Wiederhorn and the Company, and breach of contract and breach of fiduciary duty against all the defendants, related to business transactions which the plaintiff’s allege were not in the best interests of Fatburger Holdings, Inc., or the plaintiff minority shareholders. The defendants dispute the allegations of the lawsuit and intend to vigorously defend against the claims.

NASDAQ Delisting

Effective October 14, 2004, due to a NASDAQ staff determination to delist our common stock, our stock began trading in the over-the-counter (“OTC”) market. Prior to that, we were quoted on the NASDAQ National Market. We appealed the decision with NASDAQ at various levels, but our appeals were unsuccessful.

Shareholder Derivative Complaint

On July 6, 2004, Jeff Allan McCoon, derivatively on behalf of Fog Cutter, filed a lawsuit in the Circuit Court for the State of Oregon (Multnomah County) which named us and all of our directors as defendants. In December 2006, the Company reached a settlement with the plaintiff in which the Company agreed to pay $125,000 in legal fees and is released from further liability under this complaint. The settlement agreement was accepted by the court on January 2, 2007.

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

UHY advised us on December 20, 2006 that the firm would resign as the Company’s auditors effective immediately. We announced the resignation of UHY LLP on December 27, 2006. During our most recent two fiscal years, UHY’s report on the financial statements did not contain an adverse opinion or disclaimer of opinion nor was qualified or modified as to uncertainty, audit scope, or accounting principles. During the Company’s most recent two fiscal years there were no disagreements with UHY on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedures, which disagreements if not resolved to the satisfaction of UHY, would have caused UHY to make references to the subject matter of the disagreements in connection with its report. During the Company’s most recent two fiscal years there were no reportable events as such term is defined in Regulation S-K 304(a)(1)(v).

The Company appointed PKF, Certified Public Accountants, A Professional Corporation (“PKF”) as its principal accountants on January 22, 2007. The decision to hire PKF was approved by the Audit Committee of the Board of Directors.

PART II

ITEM 5.                MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Trading Market and Historical Prices

From April 6, 1998 through October 13, 2004, our common stock, par value $0.0001 per share (the “Common Stock”) was quoted on the NASDAQ National Market. Effective October 14, 2004, our common stock began trading in the over-the-counter market on the OTC “pink sheets.”  The Common Stock is quoted under the symbol “FCCG.PK”. The approximate number of holders of record (not beneficial stockholders, as most shares are held in brokerage name) of our common stock was 47 at February 28, 2007.

The following table sets forth the high and low sales prices for our common stock as quoted on the OTC market for the periods indicated.

2006	High	Low
First quarter	$3.810	$2.950
Second quarter	$3.550	$2.450
Third quarter	$2.750	$1.400
Fourth quarter	$1.550	$0.900

2005	High	Low
First quarter	$3.950	$2.950
Second quarter	$4.000	$3.050
Third quarter	$3.800	$3.250
Fourth quarter	$3.950	$3.000

Dividends

During the year ended December 31, 2006 we declared one cash distribution of $0.13 per share ($1.0 million). During the year ended December 31, 2005 we declared four quarterly cash dividends of $0.13 per share, totaling $0.52 per share ($4.2 million). We may declare and pay new dividends on our common stock in 2007, subject to our financial condition, results of operations, capital requirements and other factors deemed relevant by the Board of Directors. As we implement our strategy of focusing our efforts on the development of the Fatburger operations, we may determine to reduce the future dividend amount to a level that is more typical of the restaurant industry.

ITEM 6.                SELECTED FINANCIAL DATA

The following table sets forth selected historical, financial and operating data on a consolidated basis at December 31, 2006, 2005, 2004, 2003 and 2002 and for the years then ended. The information contained in this table should be read in conjunction with Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations and our historical consolidated financial statements, including the notes thereto, included elsewhere in this report. See the Explanatory Note immediately preceding Part I, Item 1, and Note 3—Restatement of Consolidated Financial Statements in the Notes to Consolidated Financial Statements of this Form 10-K.

	Year Ended December 31,
	2006	2005 (restated)	2004 (restated)	2003 (restated)	2002 (restated)
	(dollars in thousands, except share data)
Statement of Operations Data:
Total operating revenue	$44,940	$31,509	$27,421	$11,987	$968
Total operating costs and expenses	(26,527)	(18,100)	(16,972)	(7,737)	(849)
General and administrative costs	(31,718)	(21,744)	(27,709)	(15,006)	(10,813)
Non-operating income (expense)	1,042	1,698	8,693	14,770	30,097
Income (loss) before provision for income taxes, minority interests, and equity investees	(12,263)	(6,637)	(8,567)	4,014	19,403
Minority interest in earnings	109	—	—	—	(23)
Equity in income (loss) of equity investees	748	(885)	4,419	4,934	1,100
Income tax benefit (provision)	1,176	—	—	(3,581)	(3,522)
Income (loss) from continuing operations	(10,230)	(7,522)	(4,148)	5,367	16,958
Income (loss) from discontinued operations	103	319	78	(78)	(265)
Net income (loss)	$(10,127)	$(7,203)	$(4,070)	$5,289	$16,693
Basic earnings (loss) per share—continuing operations	$(1.28)	$(0.93)	$(0.49)	$0.63	$1.71
Diluted net earnings (loss) per share—continuing operations	$(1.28)	$(0.93)	$(0.49)	$0.62	$1.69
Dividends declared per share	$0.13	$0.52	$0.52	$0.52	$0.52

	At December 31,
	2006	2005 (restated)	2004 (restated)	2003 (restated)	2002 (restated)
	(dollars in thousands)
Statement of Financial Condition Data:
Total assets	$59,800	$65,494	$73,707	$108,888	$110,563
Investment in real estate, net	22,564	30,045	26,469	22,489	21,475
Securities available for sale, as estimated fair value	—	1	9	35,510	59,317
Investment in equity investees	—	803	1,901	2,141	5,579
Borrowings and notes payable	15,853	12,936	7,977	33,122	35,478
Obligations under capital lease	12,491	11,187	12,542	13,038	16,835

Our net earnings during 2003 and 2002 came primarily from the sale of mortgage-backed securities and from the sale of real estate by our Bourne End subsidiary. In 2004, these assets became a less significant part of our Statement of Financial Condition and material earnings from the sale of these assets are not expected to continue. We reinvested a portion of the proceeds from the sale of these assets into equity positions in Fatburger, George Elkins, DAC, Centrisoft, and other investments. We expect to emphasize our restaurant operations and phase out our other business segments going forward. Future earnings will depend upon the profitability and expansion of the restaurant operations and the ability to sell our other interests at a profitable return.

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information below has been adjusted to reflect the restatement of our financial results which is more fully described in the Explanatory Note immediately preceding Part I, Item 1, and in Note 3—Restatement of Consolidated Financial Statements in the Notes to Consolidated Financial Statements of this Form 10-K.

Executive Summary

Business Overview

Fog Cutter Capital Group Inc. is primarily engaged in the operations of its Fatburger Holdings, Inc. (“Fatburger”) restaurant business. We acquired the controlling interest in Fatburger in August 2003 and own 82% voting control as of December 31, 2006. Fatburger, “The Last Great Hamburger Stand”®, opened its first restaurant in Los Angeles in 1952. There are currently 86 Fatburger restaurants located in 14 states and Canada. The restaurants specialize in fresh, made to order hamburgers and other specialty sandwiches. French fries, homemade onion rings, hand-scooped ice cream shakes and soft drinks round out the menu.

We plan to open additional Fatburger restaurants throughout the United States, Canada, and China. While we will continue to open company-owned restaurants in strategic markets, our primary strategy with respect to Fatburger is to increase the number of franchises, thus increasing our franchise fee and royalty income. Franchisees currently own and operate 51 of the Fatburger locations and we have agreements for approximately 208 new franchise locations. As is typical for our industry, the identification of qualified franchisees and quality locations has an impact on the rate of growth in the number of our restaurants.

In addition to our restaurant operation, we also conduct manufacturing activities, software development and sales activities, and make real estate and other real estate-related investments through various controlled subsidiaries.

Operating Segments

Our operating segments are:

(i)            Restaurant Operations—conducted through our Fatburger subsidiary,

(ii)        Manufacturing Operations—conducted through our wholly owned subsidiary, DAC International (“DAC”),

(iii)    Real Estate and Finance Operations, and

(iv)      Software Development and Sales Operations—conducted through our subsidiary, Centrisoft Corporation (“Centrisoft”).

Due to the varied nature of our operations, we do not utilize a standard array of key performance indicators in evaluating our results of operations. Our evaluation instead focuses on an investment-by-investment or asset-by-asset analysis within our operating segments.

Significant Events

The following significant events affected our operations for the year ended December 31, 2006:

•       Fatburger investment—In March 2006, we invested an additional $2.5 million in Fatburger, and increased our voting control to 76%. In April 2006, we increased our voting control to 82% through the investment of an additional $2.5 million.

•       Fatburger store openings—In 2006, we opened 10 new restaurant locations, 4 company-owned and 6 franchise locations.

•       Investment in Fatburger franchisees—In 2006, we purchased, through our Fatburger subsidiary, five different franchisee locations at a total cost of $1.1 million.

•       Sale of real estate—In March 2006, we sold seven stand-alone retail locations in a single transaction for a sales price of $3.5 million in cash. The properties had a net book value of $3.0 million at the time of disposal, and we recognized gains on the sales totaling $0.5 million. Also in 2006, we sold a warehouse property for $2.8 million and a parcel of vacant land for $2.6 million in two separate transactions. The warehouse property had a net book value of $1.6 million at the time of disposal and we recognized a gain on sale of $1.2 million. The vacant land had a net book value of $1.4 million at the time of disposal, and we recognized a gain on sale of $1.2 million. Certain contingencies from the sale of the vacant land may result in additional sale proceeds of $0.3 million which we have not recognized due to the contingent nature of these proceeds.

•       Liquidation of equity investee—In June 2006, our equity investee, Bourne End sold its last remaining shopping center in Speke, England. Bourne End recognized a gain under U.S. financial reporting standards of approximately $1.1 million, of which, our share was approximately $0.3 million. We were also allocated additional income from Bourne End in the approximate amount of $0.5 million as a result of exceeding certain profitability measures under a revenue sharing agreement with the other investors. We have recognized $0.7 million in income from Bourne End during the year ended December 31, 2006. In July 2006, Bourne End distributed the majority of its net assets to its investors, and we received $1.6 million for our share.

•       Sale of George Elkins Mortgage Banking Company—In December 2006, we and our 49% partners reached an agreement to sell our ownership interest in George Elkins Mortgage Banking Company (“George Elkins”), a California commercial mortgage banking operation. The sale closed in February 2007. As such, all assets of George Elkins have been classified as held for sale at December 31, 2006 and 2005 and results from operations of George Elkins for the years ended December 31, 2006, 2005, and 2004 have been classified as discontinued operations. Prior to the decision to sell George Elkins, it was a reportable segment of our operations.

•       Investment in Barcelona, Spain properties—During the year ended December 31, 2006, we invested an additional $5.1 million in our Variable Interest Entities (“VIE”) in Barcelona, Spain. During the period, the VIE spent approximately $1.8 million for improvements and carrying costs on the three apartment buildings owned, and repaid a $4.2 million mortgage loan on one property, thus releasing a third party’s security interest in the property. In July 2006, the VIE sold one of three properties that it owned for cash proceeds of $3.3 million. The property had a net book value of $3.3 million, including capital improvements and carrying costs, at the time of disposal. In December 2006, we decreased the carrying value of one property by $1.0 million to adjust the carrying value down to the property’s estimated net fair value.

•       Borrowings on notes payable—In July 2006, we borrowed $2.5 million from a lender in the form of a note, secured by our interest in the Barcelona VIE. We used the proceeds from this note as part of our additional investment in the VIE. In October 2006, we borrowed $2.1 million from a lender in the form of a note, secured by our interest in our leased real estate portfolio. In November 2006, we borrowed $2.1 million from a lender in the form of a note, secured by our interest in one note receivable. Proceeds from these two loans were used for operations and to fund our additional investment in Fatburger’s expansion.

•       Centrisoft investment—In June 2006, we increased our voting control in Centrisoft to 79% and have invested an additional $3.3 million in Centrisoft during the year ended December 31, 2006.

•       Acquisition of aircraft—In October 2006, we acquired an aircraft through a capital lease. Through this acquisition, we recorded an asset of $1.8 million under property, plant, and equipment, and recognized a related capital lease obligation of $1.8 million. Under the terms of the lease, we will pay $6,409 per month for the lease. After August 1, 2008 we have the option to purchase the aircraft for $2.0 million, and we are required to purchase the aircraft for that amount by July 31, 2009.

•       Fractional lease of aircraft—In July 2006, we accepted assignment of a fractional interest lease, between NetJets Services Inc. and an entity controlled by our chief executive officer, Andrew A. Wiederhorn, for the lease of a 6.25% undivided interest in an aircraft. The lease calls for annual payments of approximately $420,000 plus specific costs relating to the operation of the aircraft. The lease expires in December 2010; however, the Company has the right to terminate the lease with 90 days notice beginning in December 2008.

•       Dividends—On February 28, 2006, the Company’s Board of Directors declared a $0.13 per share dividend. The dividend was paid on March 14, 2006 to stockholders of record on March 9, 2006. No other dividends have been declared or paid in 2006.

Restatement of Consolidated Financial Statements

We are restating our consolidated statement of financial condition as of December 31, 2005 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the fiscal years ended December 31, 2005 and 2004, as a result of a change in the method of accounting to correct an error in accounting for certain capital leases and the correction of certain timing errors in the recognition of sales. This 2006 Form 10-K will also reflect the restatement of Item 6—Selected Consolidated Financial Data for the fiscal years ended December 31, 2005, 2004, 2003, and 2002.

Financial information included in the reports on Form 10-K, Form 10-Q, and Form 8-K filed between April 1, 2004 and December 31, 2006, and the related opinions of our independent registered public accounting firm, and all earnings press releases and similar communications issued by us during that period, are superseded in their entirety by this Report.

In October 2002, we acquired, by cash purchase, a portfolio of real estate leasehold interests. A number of the leases were under terms and conditions that qualified them for capital lease treatment under Statement of Financial Accounting Standards No. 13, “Accounting for Leases.”  As a result, we recorded a real estate asset and an obligation under capital lease for each applicable lease. Subsequently, we began depreciating the real estate asset over the term of the lease, including bargain renewal periods, with a 20% residual reserve. The obligation under capital lease was amortized using our incremental borrowing rate of 8.5%. This had the effect of shortening the amortization period of the obligation as compared to the depreciation period of the asset.

In March 2007, we determined that our method of accounting for these leases did not reflect the appropriate application of generally accepted accounting principles and determined to correct the error. Under the corrected method of accounting, the real estate asset will be depreciated over the life of the lease, including bargain renewal periods, without regard to a residual reserve. The obligation under capital lease will be amortized using the imputed interest rate over the life of the lease, including bargain renewal periods.

The following table illustrates the incremental impact on the consolidated statement of operations from the correction of this method of accounting through December 31, 2006 (dollars in thousands):

Year Ended December 31,	Pre-tax expense	After tax expense
2002	$11	$11
2003	184	110
Subtotal	195	121
2004	138	138
2005	247	247
2006	207	207
Total	$787	$713

In addition to the above adjustments, we discovered in March 2007, that our subsidiary, DAC, had recognized revenue from sales that had been invoiced to the customer prior to December 31, 2005, but the related merchandise had not been shipped to the customer until 2006. Under our accounting policy, revenue is not recognized until all of the usual risks and rewards of ownership of the property have been transferred to the buyer. As a result, sales were overstated in 2005 by $0.2 million, cost of sales were overstated by $0.1 million, for a net understatement of 2005 net loss relating to the error of $0.1 million.

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

Valuation

At December 31, 2006, our largest asset consisted of our portfolio of real estate. We value our real estate holdings either by independent appraisal or through internally generated analysis using comparable market data.

Fatburger Restaurant and Franchise Revenue

Revenue from the operation of Fatburger company-owned restaurants is recognized when sales occur.

Franchise fee revenue from the sale of individual Fatburger franchises is recognized only when we have substantially performed or satisfied all material services or conditions relating to the sale. The completion of training and the opening of a location by the franchisee constitutes substantial performance on our part. Currently, Fatburger charges franchise fees of $50,000 per domestic location and $65,000 per international location. One-half of the fees for domestic locations are collected in cash at the time the franchise rights are granted and the balance is collected at the time the lease for the location is executed. The entire fee for international locations is collected at the time the franchise rights are granted. Nonrefundable deposits collected in relation to the sale of franchises are recorded as deferred franchise fees until the completion of training and the opening of the restaurant, at which time the franchise fee revenue is recognized.

Fatburger also collects a royalty ranging from 5% to 6% of gross sales from restaurants operated by franchisees. Fatburger recognizes royalty fees as the related product, beverage, and merchandise sales are made by the franchisees. Costs relating to continuing franchise support are expensed as incurred.

Manufacturing revenue recognition

We recognize revenue from our manufacturing operations when substantially all of the usual risks and rewards of ownership of the inventory have been transferred to the buyer. Generally, this occurs when the inventory is shipped to the customer.

Long-lived assets, held for sale

We classify our long-lived assets to be sold as held for sale in the period when the following criteria are met:

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

Recognition of Sale of Assets

Our accounting policy calls for the recognition of sales of financial instruments and other assets only when we have irrevocably surrendered control over these assets. We do not retain any recourse or performance obligations with respect to our sales of assets. We recognize gain on sales of real estate under the full accrual method when:

(i)            a sale is consummated,

(ii)        the buyer’s initial and continuing investments are adequate to demonstrate a commitment to pay for the property,

(iii)    any receivable from the buyer is not subject to future subordination, and

(iv)      the usual risks and rewards of ownership of the property have been transferred to the buyer.

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

Impairments of long-lived assets

In accordance with FAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”), we review our long-lived assets for impairment whenever an event occurs that indicates an impairment may exist. We test for impairment using the estimate future cash flows of the asset.

Minority interests

We apply Accounting Research Bulletin No. 51, “Consolidated Financial Statements” (“ARB 51”), which requires the elimination of all intercompany profit or loss and balances between consolidated companies. ARB 51 also requires the recognition of minority interest in consolidated subsidiaries. Consistent with ARB 51, where losses applicable to a minority interest exceed the minority interest in the capital of the subsidiary, such excess and any further losses are charged against the Company. Should the subsidiary become profitable, the Company will be credited to the extent of such losses previously absorbed.

Share-based payments

On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“FAS 123R”), which requires all share-based awards to employees, including grants of employee stock options, to be recognized in results of operations based on their fair value. Prior to January 1, 2006, the Company applied Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations in accounting for share-based payments. Accordingly, no compensation expense was recognized in results of operations prior to January 1, 2006 relating to share-based payments.

Recently issued accounting standards

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”) clarifying the manner in which enterprises account for uncertainty in income taxes recognized in an enterprise’s financial statements. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. We have not yet determined the effect, if any, of this new standard on our consolidated financial position and results of operations.

Results of Operations

Our operations have resulted in net losses as follows:

Net Loss

	Year Ended December 31
	2006	2005 (restated)	2004 (restated)
	(dollars in thousands, except per share data)
Loss from continuing operations	$(10,230)	$(7,522)	$(4,148)
Loss per share from continuing operations	$(1.28)	$(0.93)	$(0.49)

The loss from continuing operations for the year ended December 31, 2006 was $10.2 million, or $1.28 per share. The loss is primarily due to significant operating expenses associated with our management infrastructure. We have put in place a management structure that we believe will enable us to significantly expand our operations, notably our Fatburger subsidiary. However, until the growth in operations is realized, the cost of our management structure will be borne by our existing operations. Our results for 2006 compare to a loss from continuing operations for of $7.5 million, or $0.93 per share for 2005 and $4.1 million, or $0.49 per share for 2004. These results were also primarily attributable to our operating expenses as we transitioned the Statement of Financial Condition and began focusing on our restaurant operations and other key subsidiaries.

The following sections describe the results of operations of our operating segments for each of the three years ended December 31, 2006, 2005 and 2004.

Restaurant Segment Operations

The following table shows our operating margin for company owned restaurants for each of the three years ended December 31:

	Year Ended December 31
	2006	2005	2004
	(% to Company-owned restaurant sales)
Restaurant Sales:
Company-owned restaurant sales	100.0%	100.0%	100.0%
Cost of sales—food, paper, merchandise	(24.5)%	(27.8)%	(27.4)%
Cost of sales—wages and benefits	(31.3)%	(30.6)%	(32.2)%
Restaurant depreciation and amortization	(5.1)%	(4.7)%	(6.5)%
Operating margin (restaurant sales only)	39.1%	36.9%	33.9%

The following table shows our total operating results from the restaurant segment for each of the three years ended December 31:

	Year Ended December 31
	2006	2005	2004
	(% to total revenue)
Total Restaurant Operations:
Company-owned restaurant sales	91.1%	90.9%	93.9%
Royalty revenue	7.2%	6.9%	5.3%
Franchise fee revenue	1.7%	2.2%	0.8%
Total revenue	100.0%	100.0%	100.0%
Cost of sales	(55.5)%	(57.3)%	(62.0)%
General & administrative costs	(49.3)%	(45.1)%	(46.7)%
Interest expense	(2.7)%	(3.1)%	(3.1)%
Other non-operating expenses	(8.1)%	—%	—%
Minority interest in losses	0.4%	—%	—%
Segment loss	(15.2)%	(5.5)%	(11.8)%

For the year ended December 31, 2006, company owned restaurant sales increased 18.8% to $28.4 million from $23.9 million in 2005. This increase was the result of nine new company owned stores in 2006 and a price increase in June 2006. Same store sales for company-owned restaurants increased 1.2% for the year ended December 31, 2006 compared to the same period in 2005. The operating margin for company-owned locations increased to 39.1% in 2006 from 36.9% in 2005, due to the price increase combined with the continued implementation of cost control measures.

Royalty revenue increased 22.2%, from $1.8 million in 2005 to $2.2 million in 2006, primarily due to the opening of 18 franchise locations in 2005. Franchise fee revenue decreased 16.7%, from $0.6 million in 2005 to $0.5 million in 2006, as we added six new franchise locations in 2006 compared to 18 locations in 2005. Same store sales for franchise locations decreased 3.1% for the year ended December 31, 2006 compared to the same period in 2005.

System-wide same store sales decreased 1.0% for the year ended December 31, 2006 compared to the same period in 2005. Our loss from restaurant operations was 15.2% of total revenue for 2006 compared to 5.5% for 2005. The change is due to the increased general and administrative expenses as we continue to establish our infrastructure to support our planned expansion.

For the year ended December 31, 2005, company owned restaurant sales increased 9.2% to $23.9 million from $21.9 million in 2004. This increase was primarily the result of new store openings in late 2004. There were no material price increases in 2005, nor did we open any company-owned restaurants in 2005. Same store sales for company-owned restaurants increased 0.6% for the year ended December 31, 2005 compared to the same period in 2004. The operating margin for company-owned locations increased to 36.9% in 2005 from 33.9% in 2004, due to the continued implementation of cost control measures. Royalty revenue increased 45.5%, from $1.2 million in 2004 to $1.8 million in 2005, while Franchise fee revenue increased 192.4%, from $0.2 million in 2004 to $0.6 million in 2005. Both of these increases are a result of our restaurant operations growth strategy, as Fatburger opened 18 franchise stores in 2005. Our net loss from restaurant operations decreased to 5.5% of total revenue for 2005 due to the increases in operating margin and franchise and royalty revenue from the opening of eighteen new franchise locations.

While we will continue to open company-owned restaurants in strategic markets, our primary strategy with respect to Fatburger is to grow the number of franchised locations in the U.S. and internationally, thus increasing our franchise fees and future royalty income. Since we acquired our interest in Fatburger in August 2003, Fatburger has added 37 new restaurants through December 31, 2006. While we seek to expand the number of existing restaurants, the identification of qualified franchisees and quality locations has an effect on the rate of growth in the number of our restaurants.

Manufacturing Segment Operations

	Year Ended December 31
	2006	2005 (restated)	2004
	(% to total revenue)
Manufacturing sales	100.0%	100.0%	—%
Manufacturing cost of sales	(58.3)%	(57.8)%	—%
Engineering and development	(8.8)%	(16.3)%	—%
Operating margin	32.9%	25.9%	—%
Compensation expense	(13.3)%	(15.8)%	—%
Depreciation expense	(0.7)%	(0.4)%	—%
Other operating expense	(4.9)%	(8.4)%	—%
Segment income	14.0%	1.3%	—%

Total revenue for this segment was $9.8 million for the year ended December 31, 2006, and segment net income was $1.4 million. These operating results are not comparable to the same periods of 2005 and 2004 because we began consolidating DAC’s operations in November 2005 when we acquired voting control of DAC. In order to focus our efforts on our restaurant segment, we intend to sell our equity position in DAC for an amount higher than our net investment. If we were to sell this segment, it would decrease our net revenue and increase our net loss. There can be no assurance that we will be able to sell this segment for a profit.

Real Estate and Finance Segment Operations

Real Estate Operations:	Year Ended December 31
	2006	2005 (restated)	2004 (restated)
	(dollars in thousands)
Operating revenue	$3,909	$4,298	$4,102
Operating expenses	(1,486)	(1,471)	(1,761)
Depreciation and amortization	(479)	(599)	(743)
Operating margin	1,944	2,228	1,598
General and administrative expenses	(581)	(567)	(264)
Interest expense	(1,353)	(1,185)	(1,205)
Market value impairment	(1,027)	(299)	—
Gain on sale of real estate	2,905	2,222	1,721
Other non-operating income	6	5	7
Income from real estate operations	1,894	2,404	1,857

During the year ended December 31, 2006, our operating margin on real estate decreased to $1.9 million from $2.4 million in 2005. Although we have continued to sell certain real estate investments, we have been able to maintain our operating margin at relatively stable levels due to our success in reducing vacancies and increasing lease rates. In the first quarter of 2006, we sold seven buildings for total proceeds of $3.5 million, resulting in a net gain on sale of approximately $0.5 million. In the second quarter of 2006, we sold a parcel of vacant land for total proceeds of $2.6 million, resulting in a gain on sale of approximately $1.2 million. In the third quarter of 2006, we sold our Eugene warehouse property for total proceeds of $2.8 million, resulting in a gain on sale of approximately $1.2 million. Interest expense for the year ended December 31, 2006 increased compared to the same period of 2005 as we borrowed money on various notes payable secured by certain real estate investments in 2006. In 2006, we established a market value reserve of $1.0 million relating to one of our remaining Barcelona apartment buildings.

During the year ended December 31, 2005, our operating margin on real estate increased to $2.4 million from $1.9 million in 2004. This increase is the result of our success in reducing vacancies and increasing lease rates. In 2005, we sold eight buildings for total proceeds of $4.5 million, providing a gain on sale of $1.8 million. In addition, we sold one building in Barcelona, Spain in 2005 for total proceeds of $1.9 million, resulting in a gain on sale of $0.4 million. In 2005, we established a reserve of $0.3 million relating to damage to two retail buildings in Louisiana affected by hurricane Katrina.

Interest Income—Our interest income for the year ended December 31, 2006 was $0.3 million, compared with $1.3 million for 2005 and $2.8 million for 2004. The decrease in each subsequent year is primarily attributable to a net reduction in average asset balance, reflecting the sale of most of our mortgage-backed securities and the sale or repayment of notes in our notes receivable portfolio.

Foreign Exchange Gains—Changes in foreign currency exchange rates resulted in a net gain of approximately $1.0 million in this segment for the year ended December 31, 2006, compared to losses of $0.4 million for 2005 and gains of $0.3 million in 2004. At December 31, 2006, approximately 96% of our equity was invested in net assets located outside of the United States, primarily denominated in the euro. See Item 7A—Quantitative and Qualitative Disclosures about Market Risk for further analysis.

Equity in Earnings of Equity Investees—In June 2006, Bourne End sold its last remaining shopping center and recognized a gain under U.S. financial reporting standards of approximately $1.1 million, of which, our share was approximately $0.3 million. We were also allocated additional income from Bourne End in the approximate amount of $0.5 million under a revenue sharing agreement with the other investors as a result of exceeding certain profitability measures. As a result, we have recognized $0.7 million in income from Bourne End during the year ended December 31, 2006, compared to a loss of $0.9 million for 2005 and income of $4.4 million for 2004. We do not expect Bourne End to be a significant source of income in the future.

Gain on Sale of Notes Receivable and Securities—In 2006, we sold our interest in one note receivable for proceeds of $0.7 million. This note had a carrying value of $0.2 million and provided a gain on sale of $0.5 million. There were no comparable revenue sources in 2005. In 2004, we recognized gains on the sale of notes receivable and mortgage-backed securities totaling $2.1 million. Also in 2004, we sold our Wilshire Credit Corporation (“WCC”) prepaid loan servicing credit (the “Loan Servicing Credit”) for $1.7 million in cash, recognizing a gain of $1.5 million. The Loan Servicing Credit was originally acquired by us in 1998, when we were an affiliate of WCC.

Software Development and Sales Segment Operations

	Year Ended December 31
	2006	2005	2004
	(dollars in thousands)
Software sales	$47	$8	$—
Engineering and development	(693)	(284)	—
Compensation expense	(807)	(503)	—
Depreciation and amortization expense	(377)	(148)	—
Other operating expense	(693)	(372)	—
Interest expense	(842)	(114)	—
Other non-operating expense	(46)	—	—
Segment loss	(3,411)	(1,413)	—

Total revenue for this segment was less than $0.1 million for the year ended December 31, 2006, and segment loss was $3.4 million. We acquired voting control of Centrisoft in July 2005 and began consolidating Centrisoft’s operations at that time. Accordingly, the comparable amounts for 2005 only include results of Centrisoft’s operations from the date of consolidation, and there are no comparable amounts for 2004. In order to focus our efforts on our restaurant segment, we intend to sell all, or a portion of, our equity position in Centrisoft. If we were to sell this segment, it would have a positive effect on our cash flow and decrease our net loss. There can be no assurance that we will be able to sell this segment.

Corporate Expenses

	Year Ended December 31
	2006	2005	2004
	(dollars in thousands)
Compensation and employee benefits	$6,784	$3,358	$4,658
Professional fees	1,710	2,112	2,296
Insurance	721	939	714
Travel and entertainment	1,498	487	822
Occupancy costs	174	218	195
Directors fees	434	347	362
Padraig (V-Model) operating expenses	—	277	600
Leave of absence expense	—	—	4,750
Other expenses	516	275	169
Total corporate expenses	$11,837	$8,013	$14,566

For the 2006 fiscal year, we incurred corporate operating expenses of $11.8 million, compared to $8.0 million for in 2005 and $14.6 million in 2004. The increase from 2005 to 2006 is primarily due to an increase in recognized compensation expenses. The majority of compensation costs relating to our chief executive officer during 2005 were accrued and expensed in 2004 under his leave of absence agreement. Accordingly, his compensation costs began to accrue again upon his return in November 2005. Corporate expenses for 2006 also include $0.8 million for share based payments accounted for under FAS123R, previously accounted for under APB 25 and thus not expensed in prior years.

Travel and entertainment expenses for the year ended December 31, 2006 includes $0.4 million paid to Peninsula Capital, an entity owned by our chief executive officer, as reimbursement of the actual costs for the Company’s business use of certain private aircraft and $0.3 million paid to NetJets under the terms of a lease assumed by the Company from Peninsula Capital. The Board of Directors is aware of the relationship and approved the fees for the use of the aircraft and the assignment of the fractional lease.

Our former consolidated subsidiary, Padraig (V Model Management), is a French LLC which terminated operations in December 2005.

Management allocation and other intercompany charges

In 2006, as we focused our efforts on the Fatburger segment we began allocating a portion of our corporate expenses to our restaurant segment to more accurately reflect the operating results of that segment. This allocation was $2.3 million for the year ended December 31, 2006. This allocation is eliminated upon consolidation on the Consolidated Statements of Operations. There was no comparable allocation in years prior to 2006. Other intercompany charges, including intercompany interest expense, are eliminated upon consolidation, and totaled $0.6 million for 2006, $0.2 million in 2005, and less than $0.1 million for 2004.

Income taxes

During the year ended December 31, 2006, we determined that it was more likely than not that certain NOL carryovers would be available to offset prior taxable income. As a result, we recognized an income tax benefit of $1.2 million and reduced the deferred tax liability by the same amount. During the years ended December 31, 2005 and 2004, a provision for income taxes was not required due to the net operating loss generated during the fiscal year.

Discontinued Operations

In December, we and our 49% partners reached an agreement to sell our ownership interest in George Elkins, a California commercial mortgage banking operation. The sale closed in February 2007. As such, all assets of George Elkins have been classified as held for sale at December 31, 2006 and 2005 and results from operations of George Elkins for the years ended December 31, 2006, 2005, and 2004 have been classified as discontinued operations. Prior to the decision to sell George Elkins, it was a reportable segment of our operations. The following table shows our total operating results from George Elkins for each of the three years ended December 31:

	Year Ended December 31
	2006	2005	2004
	(dollars in thousands)
Total revenue	$6,907	$8,427	$6,502
Compensation expense	(5,797)	(6,691)	(5,195)
Other operating expense	(938)	(968)	(950)
Non-operating income	385	167	3
Minority interest in earnings	(454)	(616)	(282)
Segment income	$103	$319	$78

Changes in Financial Condition

Overview

Our assets, liabilities and stockholders’ equity can be summarized as follows:

	Year Ended December 31
	2006	2005 (restated)
	(dollars in thousands)
Total assets	$59,800	$65,494
Total liabilities	49,005	44,168
Total minority interests	571	532
Total stockholders’ equity	10,224	20,794

The decrease in total assets during 2006 is primarily due to a decrease in investment in real estate as we sold ten properties during the period. Total liabilities increased from 2005, primarily due to the borrowings on notes payable, the recognition of a capital lease obligation on a corporate aircraft, partially offset by the recognition of $1.2 million in deferred tax benefit in the third quarter of 2006. The cash received from the sale of assets or from operations was used to support our operating activities and facilitate the expansion of Fatburger.

We do not have a fixed dividend policy and may declare and pay new dividends on common stock subject to financial condition, results of operations, capital requirements and other factors deemed relevant by our Board of Directors. One factor the Board of Directors may consider is the impact of dividends on our liquidity. As we implement our strategy of focusing our efforts on the development of Fatburger, the Board of Directors may determine to reduce any future dividend amount to a level that is more typical of the restaurant industry, or eliminate the dividend in its entirety. On February 28, 2006, the Company’s Board of Directors declared a $0.13 per share dividend. The dividend was paid on March 14, 2006 to shareholders of record on March 9, 2006. No other dividends have been declared or paid in 2006. Stockholders’ equity decreased during the year ended December 31, 2006 by approximately $10.6 million, mainly as a result of our net loss of $10.1 million and dividends paid of $1.0 million. These changes are described in more detail as follows:

Cash

Our cash decreased $2.2 million from December 31, 2005 to December 31, 2006. Significant sources and uses of cash during 2006 include:

•       $10.6 million of cash used in operations—comprised primarily of our net loss from continuing operations of $10.2 million, partially offset by non-cash items;

•       $9.1 million of cash provided by investing activities—including $12.1 million from the sale of real estate, $0.7 million received from our notes receivable portfolio, and $1.6 million from our equity investee, partially offset by a $2.0 million investment in real estate and $3.2 million invested in company-owned Fatburger restaurants and other property, plant and equipment;

•       $1.0 million of cash used in financing activities—including a net $0.2 million outflow for borrowings and capital leases, and $1.0 million in dividends paid during the year, partially offset by $0.2 million invested by minority interests; and

•       $0.3 million net cash inflow from discontinued operations.

Net Investments in Real Estate, and related liabilities

Our investments in real estate can be summarized as follows:

	Year Ended December 31
	2006	2005 (restated)
	(dollars in thousands)
US based investments—held for sale(1):
Purchase price / improvements	$403	$7,032
Accumulated depreciation and amortization	(35)	(677)
Net book value	368	6,355
Foreign-based investments—held for sale(2):
Purchase price / improvements	10,694	—
Total investments in real estate, held for sale	$11,062	$6,355
US based investments—held for use(3):
Purchase price / improvements	$13,200	$13,141
Accumulated depreciation and amortization	(1,698)	(1,279)
Net book value	11,502	11,862
Foreign-based investments—held for use(2):
Purchase price / improvements	—	11,828
Total investments in real estate, held for use	$11,502	$23,690
Total investments in real estate, net	$22,564	$30,045

(1)          Includes 1 commercial property within the United States at December 31, 2006 and 10 at December 31, 2005.

(2)          Includes 2 apartment buildings in Barcelona, Spain at December 31, 2006, and 3 buildings at December 31, 2005.

(3)          Includes 32 commercial properties under capital lease throughout the United States at December 31, 2006 and 2005.

Borrowings related to our investments in real estate were as follows:

	Year Ended December 31
	2006	2005 (restated)
	(dollars in thousands)
Obligations on real estate under capital lease	$10,471	$10,881
Borrowings on Barcelona properties	3,435	6,020
Total borrowing related to real estate	$13,906	$16,901

The decrease in US properties owned at December 31, 2006 compared to December 31, 2005 is due to the sale of nine properties with a net book value of $6.0 million in three separate transactions. There was a mortgage note payable obtained in May 2006 on one property, which was repaid when the property was sold in August 2006.

Investments in properties under capital leases decreased $0.4 million at December 31, 2006 due to depreciation during 2006. Obligations under capital leases related to these properties decreased $0.4 million due to scheduled monthly payments during the same period.

Our investment in apartment buildings in Barcelona, Spain decreased $1.1 million during 2006. This was the result of the sale of one building in July 2006 that had a net book value of $3.3 million and a market value impairment of $1.0 million, partially offset by $1.5 million of additional investment in the properties and increases in unrealized foreign currency translation of $1.4 million. The carrying value of borrowings related to the Barcelona investments has decreased $2.6 million due to the repayment of a $1.4 million mortgage on one property that was sold in July 2006 and the repayment of another $4.2 million mortgage in July 2006 on one property to release a third party’s security interest in the property. These decreases were partially offset by new borrowings of $2.5 million and an increase of $0.5 million due to unrealized foreign currency translation.

Net Property, Plant and Equipment

Net property, plant and equipment increased $5.3 million at December 31, 2006 compared to December 31, 2005, primarily due to the addition of nine company-owned restaurants in 2006 and the acquisition of a corporate aircraft via capital lease. Obligations on property, plant, and equipment under capital lease increased $1.7 million to $2.0 million at December 31, 2006 due to the acquisition of the corporate aircraft, partially offset by scheduled monthly payments.

Goodwill and Net Intangible Assets

	Year Ended December 31
	2006	2005 (restated)
	(dollars in thousands)
Goodwill—Fatburger acquisition	$7,063	$7,063
Goodwill—Centrisoft acquisition	1,999	1,999
Goodwill—DAC International acquisition	1,464	1,072
Total Goodwill	10,526	10,134
Net Intangible Assets—Fatburger	4,943	5,134
Net Intangible Assets—Centrisoft	319	452
Total Net Intangible Assets	5,262	5,586

Goodwill increased $0.4 million during the year ended December 31, 2006 due to an adjustment for inventory in the original consolidation of DAC in November 2005. Net intangible assets decreased $0.3 million during the year ended December 31, 2006 due to amortization. Net intangible assets at December 31, 2006 consists of trademark rights of approximately $4.0 million, franchise agreements of approximately $0.7 million, sales contracts for Centrisoft of approximately $0.3 million, and other miscellaneous intangible assets of approximately $0.3 million. We do not believe that there is any impairment of goodwill or net intangible assets at December 31, 2006.

Notes Receivable

As of December 31, 2006, our notes receivable portfolio (excluding loans to senior executives) consists of three individual notes with a combined carrying value of $0.8 million. Two of the notes are secured by real estate consisting of commercial property located in Texas and Arizona, and one note is secured by stock in a restaurant business. The notes have a weighted average interest rate (excluding fees and points) of 10.9% and a weighted average maturity of 15 months. In March 2006, we sold our interest in one note for proceeds of $0.7 million. This note had a carrying value of $0.2 million and provided a gain on sale of $0.5 million.

Loans to Senior Executives

We currently have two loans to our Chairman and Chief Executive Officer, Andrew Wiederhorn for a total of $1.1 million. Both loans were made on February 21, 2002 (prior to the passage of the Sarbanes-Oxley Act of 2002). The loans are due on February 21, 2007, and bear interest at the prime rate, as published in the Wall Street Journal, which interest is added to the principal. The loans matured subsequent to our year end, on February 21, 2007. We have not extended the maturity date of the loans or amended any other terms. We are cooperating with Mr. Wiederhorn in completing the repayment of the loans in full, which is expected to occur in April 2007. For further information on these loans to Mr. Wiederhorn, see our annual meeting proxy statement for 2007 which we will file within 120 days of December 31, 2006, our fiscal year end.

Investment in Bourne End Properties, Ltd.

Bourne End sold its last remaining shopping center in Speke, England in June 2006, and distributed the majority of its net assets to its investors in July 2006. We received $1.6 million for our share and adjusted our investment in Bourne End to zero at that time.

Other Assets

	Year Ended December 31
	2006	2005
	(dollars in thousands)
Trade receivables (restated for 2005)	$1,586	$1,060
Inventories (restated for 2005)	$2,442	$2,297
Other current assets:
Prepaid expenses	$429	$390
Other restaurant segment assets	718	894
Other VIE-related assets	96	266
Other	—	111
Total other current assets	$1,243	$1,661
Other assets:
Software costs	$1,217	$1,484
Investment in operating leases	54	126
Other	182	39
Total other assets	$1,453	$1,649
Assets held for sale:
Current assets held for sale	$27	$38
Other assets held for sale	385	823

The increase in trade receivables and inventories at December 31, 2006 relate primarily to the operations of DAC. Assets held for sale are made up of the assets of George Elkins.

Deferred Income

Our deferred income relating to the collection of unearned Fatburger franchise fees was $4.1 million at December 31, 2006, compared with $4.3 million at December 31, 2005. The decrease is due to the recognition of deferred fees relating to the opening of six franchise locations in 2006, as well as the recognition of deferred franchise fees forfeited by two franchisees. As of December 31, 2006, nearly all of the deferred income was comprised of non-refundable franchise fees received by Fatburger for each future franchise location. These initial fees generally represent half of the total fee per location. The balance of the franchise fees (approximately an additional $4.1 million) will be collected in the future when leases on these specific franchise locations are signed and the entire fee will be recognized in income when the criteria for recognition of this revenue are met.

Notes Payable

As of December 31, 2006, our notes payable (excluding borrowings on real estate) totaled $12.4 million, including $7.0 million of debt held at Fatburger, $0.7 million at Centrisoft, and $0.5 million at DAC. This compares to $6.9 million at December 31, 2005. The increase was primarily due to additional net borrowings of $5.4 million and the assumption of notes payable in the amount of $0.4 million relating to the purchase of one franchisee location.

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities totaled $11.5 million at December 31, 2006, compared with $9.0 million at December 31, 2005, and consisted of the following:

		December 31, 2005
	December 31, 2006	(restated)
	(dollars in thousands)
Accounts payable	$6,999	$3,489
Sales deposits	1,104	1,316
Accrued wages, bonus and commissions	669	581
Leased real estate portfolio-related accruals	597	722
Other	2,393	3,383
Total accrued expenses and other liabilities	$11,762	$9,491

The increase in accounts payable relates primarily to Fatburger and includes amounts payable for construction of new restaurant locations.

Deferred Income Taxes

Deferred income taxes decreased $1.3 million, from $5.7 million at December 31, 2005 to $4.4 million at December 31, 2006. During the year ended December 31, 2006, we determined that it was more likely than not that certain NOL carryovers would be available to offset prior taxable income. As a result, we recognized an income tax benefit of $1.2 million and reduced the deferred tax liability by the same amount. As of December 31, 2006, we had, for U.S. Federal tax purposes, a net operating loss (“NOL”) carryforward of approximately $79.5 million, including $6.3 million relating to Fatburger and $4.8 million relating to Centrisoft. Our NOL carryforwards begin to expire in 2018, while Fatburger’s NOL carryforwards began to expire in 2004.

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund business operations, acquisitions, and expansion (including growth of company-owned and franchised restaurant locations), engage in note receivable acquisition and lending activities and for other general business purposes. In addition to our cash on hand, our primary sources of funds for liquidity during 2006 consisted of cash provided by proceeds from the sale of real estate and notes receivable, new borrowings, and the repayments to us from borrowers. As of December 31, 2006, we had cash or cash equivalents of $1.8 million, which, together with projected borrowings and proceeds from the sales of assets, we believe will be sufficient to meet our current liquidity needs.

At December 31, 2006, we had total consolidated secured indebtedness of $28.3 million, as well as $20.7 million of other liabilities. Our consolidated secured indebtedness consisted of:

•       notes payable and other debt of Fatburger totaling $7.0 million secured by the assets of Fatburger;

•       $12.5 million in capital leases maturing between 2010 and 2040, which are primarily secured by real estate;

•       mortgage notes payable of $3.4 million secured by our two Barcelona properties;

•       $4.2 million in notes payable secured by various assets of the Company;

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

Foreign Currency Exchange Rate Risk

Our exposure to foreign currency fluctuations arises mainly from our investment in Barcelona real estate. As of December 31, 2006, approximately 96% of our equity is invested in net assets located outside of the United States, primarily denominated in the euro. We can utilize a wide variety of financial techniques to assist in the management of currency risk, including currency swaps, options, and forwards, or combinations thereof. In December 2006, we purchased American-style options to partially protect us against a downward trend in the euro. These options give us the right, but not the obligation, to sell up to 4.0 million euros, in 62,500 euro increments, at $1.31 per euro any time before June 30, 2007.

Interest rate risk

Our borrowings and the availability of further borrowings are substantially affected by, among other things, changes in interest rates, changes in market spreads or decreases in credit quality of our assets. Material increases in interest expense from variable-rate funding sources, or material decreases in monthly cash receipts from operations, generally would negatively impact our liquidity. On the other hand, material decreases in interest expense from variable-rate funding sources would positively affect our liquidity. Fluctuations in interest rates will impact our net income to the extent our operations and our fixed rate assets are funded by variable rate debt. We may also be impacted to the extent that our variable rate assets re-price on a different schedule or in relation to a different index than any floating rate debt. See Item 7A—Quantitative and Qualitative Disclosures about Market Risk for further analysis.

Fatburger debt covenant non-compliance

At December 31, 2006 and 2005, Fatburger was not in compliance with all obligations under the agreements evidencing its indebtedness, as defined in the applicable agreements. Fatburger failed to meet the prescribed fixed charge coverage ratio and the prescribed debt-coverage ratio at December 31, 2006. Due to Fatburger’s non-compliance, the lender has the right to demand repayment of the notes after serving notice. As such, on our Consolidated Statements of Financial Condition, $4.1 million and $4.2 million of long-term debt has been classified as current at December 31, 2006 and 2005, respectively. The lender has not demanded early repayment of the loans, however, if the lender exercises its right to demand repayment, our liquidity could be negatively affected.

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

Dividends

During the year ended December 31, 2006, we declared one cash distribution of $0.13 per share each (approximately $1.0 million in total). While we do not have a fixed dividend policy, we may declare and pay new dividends on our common stock, subject to our financial condition, results of operations, capital requirements and other factors deemed relevant by the Board of Directors. One factor the Board of Directors may consider is the impact of dividends on our liquidity. As we implement our strategy of focusing our efforts on the development of the Fatburger operations, we may determine to reduce the future dividend amount to a level that is more typical of the restaurant industry.

NASDAQ delisting

Effective October 14, 2004, due to a NASDAQ staff determination to delist our common stock, our stock began trading in the over-the-counter (“OTC”) market. Prior to that, we were quoted on the NASDAQ National Market. We appealed the decision with NASDAQ at various levels, but our appeals were unsuccessful.

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

Contractual Obligations

The following table provides information on the amounts of payments due under contractual obligations as of December 31, 2006 (dollars in thousands):

	Payments due by Period
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Borrowings and notes payable(1)(2)	$15,853	$13,453	$1,030	$45	$1,325
Interest on borrowings and notes payable	2,077	92	915	176	894
Obligations under capital leases(3)	30,980	1,570	4,953	2,268	22,189
Obligations under operating leases	16,658	3,844	5,524	3,311	3,979
Obligations under employment contracts	1,094	525	569	—	—
Total	$66,662	$19,484	$12,991	$5,800	$28,387

(1)          Borrowings related to our Barcelona properties, held through our VIE, are classified as “Less than 1 year” due to our intention to sell these properties.

(2)          Borrowings on three notes payable by Fatburger are classified as “Less than 1 year” due to Fatburger’s non-compliance with certain debt covenants at December 31, 2006.

(3)          The amount of imputed interest to reduce the minimum capital lease payments to present value is $18.5 million using an effective interest rate of approximately 9.5%. Includes $22.0 million in payments expected to be made under bargain lease renewals.

Accounting Standards Not Yet Adopted

We have not yet adopted FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”). This interpretation clarifies the manner in which enterprises account for uncertainty in income taxes recognized in an enterprise’s financial statements. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. As such, we will adopt this standard starting the first quarter of 2007. We have not yet determined the effect, if any, of this new standard on our consolidated financial position and results of operations.

Off Balance Sheet Arrangements

In order to facilitate the development of franchise locations, as of December 31, 2006, Fatburger had guaranteed the annual minimum lease payments of four restaurant sites owned and operated by franchisees. The guarantees approximate $1.2 million plus certain contingent rental payments as defined in the respective leases. These leases expire at various times through 2015.

The lease guarantees by Fatburger do not provide us with a material source of liquidity, capital resources or other benefits. There are no revenues, expenses or cash flows connected with the lease guarantees other than the receipt of normal franchise royalties. As of December 31, 2006, we were not aware of any event or demand that was likely to trigger the guarantee by Fatburger.

We have various operating leases for office and retail space which expire through 2015. The leases provide for varying minimum annual rental payments including rent increases and free rent periods. We have future minimum rental payments under non-cancelable operating leases with initial or remaining terms of one year or more of approximately $16.7 million as of December 31, 2006.

We did not have any other off balance sheet arrangements in place as of December 31, 2006.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risks result from instruments entered into other than for trading purposes and consists primarily of exposure to loss resulting from changes in foreign currency exchange rates, interest rates and commodity prices.

Foreign Currency Exchange Rate Risk

Our exposure to foreign currency fluctuations arises mainly from our investment in Barcelona real estate. As of December 31, 2006, approximately 96% of our equity is invested in net assets located outside of the United States, primarily denominated in the euro. The following table illustrates the projected effect on our net asset value as a result of hypothetical changes in foreign currency rates as of December 31, 2006:

Change in Foreign Exchange Rates(1)	Projected Change in Net Asset Fair Value	Projected Percentage Change in Net Asset Fair Value
Decrease 20%	$(942,000)	-8.0%
Decrease 10%	$(491,000)	-4.2%
No Change	$—	0.0%
Increase 10%	$979,000	8.3%
Increase 20%	$1,959,000	16.7%

(1)          Assumes that uniform percentage changes occur instantaneously in the euro. A decrease in the foreign exchange rate indicates a strengthening of the U.S. dollar against the euro. An increase in the foreign exchange rate indicates a weakening of the U.S. dollar against the euro.

We can utilize a wide variety of financial techniques to assist in the management of currency risk, including currency swaps, options, and forwards, or combinations thereof. In December 2006, we purchased American-style options to partially protect us against a downward trend in the euro. These options give us the right, but not the obligation, to sell up to 4.0 million euros, in 62,500 euro increments, at $1.31 per euro any time before June 30, 2007.

Interest Rate Risk

Changes in interest rates can affect net income by increasing the cost associated with operating and expanding our restaurant operation. Changes in the level of interest rates can also affect, among other things, the value of our interest-earning assets (and the associated default rates), our ability to borrow funds, and general levels of consumer spending.

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

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Item 15 of Part IV of this filing.

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

UHY LLP was previously the principal accountant for the Company. UHY LLP advised the Company on December 20, 2006 that the firm would resign as the Company’s auditors effective immediately. The Company announced the resignation on December 27, 2006.

During the Company’s most recent two fiscal years, UHY LLP’s report on the financial statements did not contain an adverse opinion or disclaimer of opinion nor was qualified or modified as to uncertainty, audit scope, or accounting principles. During the Company’s most recent two fiscal years there were no disagreements with UHY LLP on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedures, which disagreements if not resolved to the satisfaction of UHY LLP, would have caused UHY LLP to make references to the subject matter of the disagreements in connection with its report. During the Company’s most recent two fiscal years there were no reportable events as such term is defined in Regulation S-K 304(a)(1)(v).

The Company appointed PKF, Certified Public Accountants, A Professional Corporation (“PKF”) as its principal accountants on January 22, 2007. The decision to hire PKF was approved by the Audit Committee of the Board of Directors.

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

Changes in internal control over financial reporting

There were no significant changes in our internal control over financial reporting in connection with an evaluation that occurred during our fiscal year of 2006 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.       OTHER INFORMATION

During the fourth quarter of 2006, there were no disclosures required to be reported on Form 8-K that were not reported.

PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a)   The information regarding our directors required by this item is incorporated into this annual report by reference to the section entitled “Election of Directors” in the proxy statement for our 2007 annual meeting of stockholders to be held on May 21, 2007.

(b)   The information regarding our executive officers required by this item is incorporated into this annual report by reference to the section entitled “Executive Officers” in the proxy statement for our 2007 annual meeting of stockholders to be held on May 21, 2007.

We will file the proxy statement for our 2007 annual meeting of stockholders within 120 days of December 31, 2006, our fiscal year-end.

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

The code of ethics applies to officers, directors and employees of the Company. A copy of the code is posted in the “Management Team” section on our internet website, www.fogcutter.com. In addition, we intend to post any future amendments to or waivers of our code of ethics as it applies to certain persons on our website.

ITEM 11.         EXECUTIVE COMPENSATION

The information regarding executive compensation required by this item is incorporated into this annual report by reference to the section entitled “Executive Compensation” in the proxy statement for our 2007 annual meeting of stockholders to be held on May 21, 2007. We will file the proxy statement for our 2007 annual meeting of stockholders within 120 days of December 31, 2006, our fiscal year-end.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information regarding beneficial ownership of our common stock required by this item is incorporated into this annual report by reference to the section entitled “Security Ownership of Certain Beneficial Owners and Management” in the proxy statement for our 2007 annual meeting of stockholders to be held on May 21, 2007. We will file the proxy statement within 120 days of December 31, 2006, our fiscal year-end.

Equity Compensation Plan Information

The information presented in the table below is as of December 31, 2006.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,762,000	$1.45	481,027
Equity compensation plans not approved by security holders(1)	876,781	$0.00	37,974
Total	3,638,781	$1.10	519,001

(1)          In fiscal year 2000, we established the Fog Cutter Long-Term Vesting Trust (the “Trust”), which purchased 525,000 shares of our common stock from an unrelated shareholder. Our contribution to the Trust of approximately $1.3 million was included in compensation expenses for the year ended December 31, 2000. Subsequently, the Trust has used Trust earnings to fund the purchase of 389,755 additional shares of our common stock.

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

As of December 31, 2006, the trustees had allocated 876,781 shares to our employees and directors. On March 1, 2007, by action of the trustees, all allocated shares under the Trust became fully vested to the beneficiaries. The Trust is in the process of distributing the shares to the beneficiaries and will terminate upon completion of the distribution process.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information regarding certain relationships and related transactions required by this item is incorporated into this annual report by reference to the section entitled “Certain Relationships and Related Transactions” in the proxy statement for our 2007 annual meeting of stockholders to be held on May 21, 2007. We will file the proxy statement within 120 days of December 31, 2006, our fiscal year-end.

ITEM 14.         PRINCIPAL ACCOUNTING FEES AND SERVICES

The information regarding principal accountant fees and services required by this item is incorporated into this report by reference to the section entitled “Independent Auditors” in the proxy statement for our 2007 annual meeting of stockholders to be held on May 21, 2007. We will file the proxy statement within 120 days of December 31, 2006, our fiscal year-end.

PART IV

ITEM 15.         EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements
Consolidated Statements of Financial Condition at December 31, 2006 and 2005
Consolidated Statements of Operations for the Years Ended December 31, 2006, 2005, and 2004
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2006, 2005, and 2004
Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, 2005, and 2004
Notes to Consolidated Financial Statements
Financial Statement Schedule III—Real Estate and Accumulated Depreciation
(b)	Exhibits
See Exhibit Index immediately following the signature pages.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Fog Cutter Capital Group Inc.

We have audited the accompanying consolidated statement of financial condition of Fog Cutter Capital Group Inc. and subsidiaries (the “Company’’) as of December 31, 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows and the financial statement schedule for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements and schedule referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2006, and the consolidated results of its operations and its consolidated cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ PKF, CERTIFIED PUBLIC ACCOUNTANTS, A PROFESSIONAL CORPORATION

Los Angeles, California
April 2, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders Fog Cutter Capital Group Inc.

We have audited the accompanying consolidated statement of financial condition of Fog Cutter Capital Group Inc. and subsidiaries (the “Company’’) as of December 31, 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Note 3 to the consolidated financial statements, the Company has restated its 2005 and 2004 consolidated financial statements.

/s/ UHY LLP

Los Angeles, California
March 9, 2006, except for Note 3,
as to which the date is April 1, 2007

FOG CUTTER CAPITAL GROUP INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except share data)

	December 31,
	2006	2005 (restated)
Assets
Current Assets:
Cash and cash equivalents	$1,824	$4,071
Accounts receivable	1,586	1,060
Notes receivable, current portion	464	17
Loans to senior executives	1,077	—
Inventories	2,442	2,297
Investments in real estate held for sale, net	11,062	6,355
Current assets held for sale	27	38
Other current assets	1,243	1,661
Total current assets	19,725	15,499
Investments in real estate, net	11,502	23,690
Notes receivable	371	976
Loans to senior executives	—	1,015
Investment in Bourne End	—	803
Property, plant and equipment, net	10,576	5,319
Intangible assets, net	5,262	5,586
Goodwill	10,526	10,134
Other assets held for sale	385	823
Other assets	1,453	1,649
Total assets	$59,800	$65,494
Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable and accrued liabilities	$11,762	$9,491
Current liabilities associated with assets held for sale	441	558
Borrowings and notes payable, current portion	13,453	4,642
Obligations under capital leases, current portion	608	546
Total current liabilities	26,264	15,237
Borrowings and notes payable	2,400	8,294
Obligations under capital leases	11,883	10,641
Deferred income	4,061	4,330
Deferred income taxes	4,397	5,666
Total liabilities	49,005	44,168
Commitments and contingencies
Minority interests in consolidated subsidiaries	441	231
Minority interests in consolidated subsidiaries held for sale	130	301
Stockholders’ Equity:
Preferred stock, $.0001 par value; 25,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.0001 par value; 200,000,000 shares authorized; 11,757,073 shares issued as of December 31, 2006 and 2005; 7,957,428 shares outstanding as of December 31, 2006 and 2005	168,965	168,214
Accumulated deficit	(146,732)	(135,571)
Accumulated other comprehensive income	—	160
Treasury stock, 3,799,645 common shares as of December 31, 2006 and 2005, at cost	(12,009)	(12,009)
Total stockholders’ equity	10,224	20,794
Total liabilities and stockholders’ equity	$59,800	$65,494

The accompanying notes are an integral part of these consolidated financial statements.

FOG CUTTER CAPITAL GROUP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except share data)

	Year Ended December 31,
	2006	2005 (restated)	2004 (restated)
Revenue:
Restaurant and manufacturing sales	$38,252	$24,832	$21,889
Restaurant franchise and royalty fees	2,779	2,379	1,431
Real estate rental income	3,909	4,298	4,101
Total revenue	44,940	31,509	27,421
Operating costs and expenses:
Restaurant and manufacturing cost of sales	21,570	14,471	13,042
Real estate operating expense	1,486	1,471	1,761
Engineering and development	1,556	434	—
Depreciation and amortization	1,915	1,724	2,169
Total operating costs and expenses	26,527	18,100	16,972
General and administrative expenses:
Compensation and employee benefits	11,911	6,728	9,674
Professional fees	3,819	3,479	2,557
Fees paid to related parties	426	—	342
Other	15,562	11,537	15,136
Total general and administrative expenses	31,718	21,744	27,709
Non-operating income (expense):
Gain on sale of real estate	2,905	2,222	1,721
Gain on sale of notes receivable and securities	496	—	2,099
Interest Income	283	1,285	2,813
Interest expense	(2,833)	(1,946)	(1,978)
Other income, net	191	137	4,038
Total non-operating income	1,042	1,698	8,693
Loss before provision for income taxes, minority interests, and equity in income (loss) of equity investees	(12,263)	(6,637)	(8,567)
Minority interest in earnings	109	—	—
Equity in income (loss) of equity investees	748	(885)	4,419
Income tax benefit	1,176	—	—
Loss from continuing operations	(10,230)	(7,522)	(4,148)
Income from discontinued operations	103	319	78
Net loss	$(10,127)	$(7,203)	$(4,070)
Basic loss per share from continuing operations	$(1.28)	$(0.93)	$(0.49)
Basic earnings per share from discontinued operations	$0.01	$0.04	$0.01
Basic loss per share	$(1.27)	$(0.89)	$(0.48)
Basic weighted average shares outstanding	7,957,428	8,045,604	8,462,950
Diluted loss per share from continuing operations	$(1.28)	$(0.93)	$(0.49)
Diluted earnings (loss) per share from discontinued operations	$0.01	$0.04	$0.01
Diluted loss per share	$(1.27)	$(0.89)	$(0.48)
Diluted weighted average shares outstanding	7,957,428	8,045,604	8,462,950
Dividends declared per share	$0.13	$0.52	$0.52

The accompanying notes are an integral part of these consolidated financial statements.

FOG CUTTER CAPITAL GROUP INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(dollars in thousands, except share data)

							Accumulated
						Common	Other
	Common Stock		Treasury Stock		Accumulated	Stock	Comprehensive
	Shares(1)	Amount	Shares(1)	Amount	Deficit	Options	Income (Loss)	Total
Balance at January 1, 2004 (restated)	8,670,700	$168,018	3,045,900	$(8,017)	$(115,709)	$—	$968	$45,260
Comprehensive loss:
Net loss (restated)	—	—	—	—	(4,070)	—	—	(4,070)
Other comprehensive loss:
Foreign currency translation	—	—	—	—	—	—	428	428
Unrealized holding gains on securities available for sale	—	—	—	—	—	—	1,361	1,361
Reclassification adjustment for net loss on securities and foreign translation included in net loss	—	—	—	—	—	—	(2,428)	(2,428)
Total comprehensive loss (restated)								(4,709)
Common stock issued pursuant to exercise of stock options	40,473	196	—	—	—	—	—	196
Purchase of call option	—	—	—	—	—	(593)	—	(593)
Dividends declared	—	—	—	—	(4,396)	—	—	(4,396)
Treasury stock acquired	(330,500)	—	330,500	(1,710)	—	—	—	(1,710)
Balance at December 31, 2004 (restated)	8,380,673	$168,214	3,376,400	$(9,727)	$(124,175)	$(593)	$329	$34,048
Comprehensive income (loss):
Net loss (restated)	—	—	—	—	(7,203)	—	—	(7,203)
Other comprehensive income (loss):
Foreign currency translation	—	—	—	—	—	—	(594)	(594)
Reclassification adjustment for net gain on securities and foreign translation included in net loss	—	—	—	—	—	—	425	425
Total comprehensive loss (restated)								(7,372)
Dividends declared	—	—	—	—	(4,193)	—	—	(4,193)
Purchase of treasury stock	(423,245)	—	423,245	(2,282)	—	593	—	(1,689)
Balance at December 31, 2005 (restated)	7,957,428	$168,214	3,799,645	$(12,009)	$(135,571)	$—	$160	$20,794
Comprehensive income (loss):
Net loss	—	—	—	—	(10,127)	—	—	(10,127)
Other comprehensive income (loss):
Foreign currency translation	—	—	—	—	—	—	874	874
Reclassification adjustment for net gain on securities and foreign translation included in net loss	—	—	—	—	—	—	(1,034)	(1,034)
Total comprehensive loss								(10,287)
Stock options expensed in net loss	—	751	—	—	—	—	—	751
Dividends declared	—	—	—	—	(1,034)	—	—	(1,034)
Balance at December 31, 2006	7,957,428	$168,965	3,799,645	$(12,009)	$(146,732)	$—	$—	$10,224

(1)          Issued and outstanding

The accompanying notes are an integral part of these consolidated financial statements.

FOG CUTTER CAPITAL GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Year Ended December 31,
	2006	2005 (restated)	2004 (restated)
Cash flows from operating activities:
Net loss	$ (10,127)	$ (7,203)	$ (4,070)
Income from discontinued operations	(103)	(319)	(78)
Loss from continuing operations	(10,230)	(7,522)	(4,148)
Adjustments to reconcile net loss to net operating cash flows:
Equity in (income) loss of equity investees	(748)	885	(4,419)
Depreciation and amortization	2,683	2,186	2,309
Loss (gain) on foreign currency translation	(1,034)	429	(327)
Gain on sale of notes receivable, securities, and other assets	(496)	—	(3,629)
Gain on sale of real estate	(2,905)	(2,222)	(1,721)
Share based compensation	751	—	—
Market value impairment reserve	1,363	300	99
Other	7	(100)	(1,027)
Change in:
Other assets	(690)	312	(1,061)
Deferred income	(189)	(135)	726
Deferred income taxes	(1,268)	(43)	(1,020)
Accounts payable and accrued liabilities	2,170	(2,021)	4,802
Net cash used in operating activities	(10,586)	(7,931)	(9,416)
Cash flows from investing activities:
Proceeds from sale of real estate	12,130	6,021	3,678
Proceeds from sale of notes receivable, securities, and other assets	663	—	31,832
Investment in notes receivable	—	(2,331)	(10,561)
Principal repayments on notes receivable and securities	18	4,736	13,822
Investment in real estate	(1,982)	(9,575)	(6,755)
Purchase of net assets of restaurant operations	(1,115)	76	—
Investments in property, plant, and equipment	(2,132)	(139)	(1,681)
Distributions from equity investees	1,600	—	4,719
Other	(62)	1,969	(21)
Net cash provided by investing activities	9,120	757	35,033
Cash flows from financing activities:
Proceeds from borrowings	9,907	6,162	7,360
Repayments on borrowings	(9,570)	(1,272)	(32,624)
Repayments under capital leases	(554)	(493)	(670)
Purchase of treasury stock and option to purchase treasury stock	—	(1,689)	(2,303)
Investment by (distributions to) minority interests, net	225	(116)	—
Dividend payments on common stock	(1,034)	(4,184)	(5,571)
Other, net	—	—	173
Net cash provided by (used in) financing activities	(1,026)	(1,592)	(33,635)
Effect of exchange rate change on cash	(18)	(92)	10
Net change in cash and cash equivalents from continuing operations	(2,510)	(8,858)	(8,008)
Net change in cash and cash equivalents from discontinued operations:
Net cash provided by (used in) operating activities	875	1,609	915
Net cash provided by (used in) investing activities	13	(114)	(7)
Net cash provided by (used in) financing activities	(625)	(514)	(559)
Net change in cash and cash equivalents	(2,247)	(7,877)	(7,659)
Cash and cash equivalents at beginning of year	4,071	11,948	19,607
Cash and cash equivalents at end of year	$ 1,824	$ 4,071	$ 11,948
Supplemental disclosures of cash flow information:
Cash paid for interest	$ 2,411	$ 1,431	$ 1,732
Cash paid for income taxes	$ 93	$ 43	$ 301
Non-cash financing and investing activities:
Assets acquired through capital lease	$ 1,851	$ —	$ —
Notes payable assumed upon purchase of franchisee	$ 351	$ —	$ —
Treasury stock acquired through exercise of option	$ —	$ 593	$ —
Capital lease obligations terminated with no penalty	$ —	$ 855	$ —
Release of assets under capital lease	$ —	$ 876	$ —
Noncash business combinations:
Fair value of assets acquired through business combinations	$ —	$ 8,060	$ —
Liabilities assumed through business combinations	$ —	$ (4,470)	$ —
Notes receivable converted to equity interests through business combinations	$ —	$ (3,590)	$ —

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION AND RELATIONSHIPS

The Company was originally incorporated as Wilshire Real Estate Investment Trust Inc. in the State of Maryland on October 24, 1997. The Company is not a Real Estate Investment Trust (“REIT”) for tax purposes and has never elected to be treated as such. Effective January 25, 2001, the Company changed its name to Fog Cutter Capital Group Inc. to better reflect the diversified nature of its business and investments. At December 31, 2006 and 2005, certain Company officers and directors controlled, directly or indirectly, a significant voting majority of the Company.

As discussed in Note 3 to the consolidated financial statements, the financial statements for the years ended December 31, 2005 and 2004 and related notes thereto have been restated. The cumulative effect of the adjustments for all fiscal years prior to 2004 is to increase the reported accumulated deficit by $121,000. The cumulative effect of the adjustments for all fiscal years prior to 2005 is to increase the reported accumulated deficit by $259,000. All amounts in the footnotes to the consolidated financial statements have been appropriately restated, as indicated.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of operations—Fog Cutter Capital Group Inc. is primarily engaged in the operations of its Fatburger Holdings, Inc. (“Fatburger”) restaurant business. Fog Cutter acquired the controlling interest in Fatburger in August 2003 and owns 82% voting control as of December 31, 2006. In addition to its restaurant operation, the Company also conducts manufacturing activities, software development and sales activities, and makes real estate and other real estate-related investments through various controlled subsidiaries.

Principles of consolidation—The accompanying consolidated financial statements include the accounts of Fog Cutter Capital Group Inc. and its subsidiaries, including Fatburger Holdings, Inc., DAC International Inc. (“DAC”), Centrisoft Corporation (“Centrisoft”), WREP 1998-1 LLC, Fog Cutter Servicing Inc., Fog Cap Commercial Lending Inc., Fog Cutter Capital Markets Inc., Fog Cap Retail Investors LLC, Fog Cap Development LLC, Fog Cap Acceptance Inc., BEP Islands Limited, and Padraig LLC. Intercompany accounts have been eliminated in consolidation.

Use of estimates in the preparation of the consolidated financial statements—The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Significant estimates include the determination of fair values of certain financial instruments for which there is no active market, the allocation of basis between assets sold and retained, and valuation allowances for notes receivable and real estate owned. Estimates and assumptions also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Fatburger operates on a 52-week calendar and its fiscal year ends on the Sunday closest to December 31. Consistent with the industry, Fatburger measures its stores’ performance based upon 7 day work weeks. Using the 52-week cycle ensures consistent weekly reporting for operations and ensures that each week has the same days, since certain days are more profitable than others. Accordingly, the accompanying consolidated financial statements reflect a Fatburger fiscal year end of December 31, 2006 and December 25, 2005.

Manufacturing revenue recognition—Revenues from manufacturing operations are recognized when substantially all of the usual risks and rewards of ownership of the inventory have been transferred to the buyer. Generally, this occurs when the inventory is shipped to the customer.

Long-lived assets, held for sale—The Company classifies its long-lived assets to be sold as held for sale in the period when (1) management commits to a plan to sell the asset, (2) the asset is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets, (3) an active program to locate a buyer and other actions required to complete the plan to sell the asset have been initiated, (4) the sale of the asset is probable, and transfer of the asset is expected to qualify for recognition as a completed sale, within one year, (5) the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value, and (6) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. Any long-lived assets held for sale are stated at the lower of their carrying amounts or fair value less costs to sell and are evaluated for impairment throughout the sales process.

Recognition of sale of assets—The Company has been involved in significant sales of real estate and other assets. The recognition of sales of these assets occurs only when the Company has irrevocably surrendered control over the asset. The Company will recognize gain on sales of assets under the full accrual method when (1) a sale is consummated, (2) the buyer’s initial and continuing investments are adequate to demonstrate a commitment to pay for the property, (3) any receivable from the buyer is not subject to future subordination, and (4) the usual risks and rewards of ownership of the property have been transferred to the buyer. If any of these conditions are not met, the accounting policy requires that gain on sale be deferred until all of the conditions have been satisfied.

Goodwill and other intangible assets—Goodwill represents the excess of the purchase price and other acquisition related costs over the estimated fair value of the net tangible and intangible assets acquired. In accordance with FAS No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”), goodwill is not amortized, but is subject to an annual impairment test. Intangible assets are stated at the estimated fair value at the date of acquisition and include trademarks, operating manuals, franchise agreements, leasehold interests, and customer contracts. Trademarks, which have indefinite lives, are not subject to amortization. All other intangible assets are amortized over their estimated useful lives, which range from five to fifteen years. Management assesses potential impairments to intangible assets at least annually, or when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Judgments regarding the existence of impairment indicators and future cash flows related to intangible assets are based on operational performance of the acquired businesses, market conditions and other factors.

Impairment of long-lived assets—In accordance with FAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”), the Company reviews its long-lived assets for impairment whenever an event occurs that indicates an impairment may exist. The Company tests for impairment using the estimated future cash flows of the asset.

Cash and cash equivalents—For purposes of reporting the consolidated financial condition and cash flows, cash and cash equivalents include non-restricted cash amounts held at banks, shares in money market funds and time deposits with original maturities of 90 days or less.

Notes receivable—Upon origination or purchase of a note receivable, the Company classifies the note as held for sale or held for investment. All notes held by the Company at December 31, 2006 and 2005 are classified as held for investment based on the Company’s intent and ability to hold the notes for the foreseeable future or until their maturity or payoff. Notes held for investment are recorded at their unpaid principal balance, net of discounts and premiums, unamortized net deferred origination costs and fees and allowance for losses. Origination fees and certain direct origination costs are deferred and recognized as adjustments to income over the lives of the related notes. Unearned income, discounts and premiums are amortized to income over the estimated life of the note using methods that approximate the interest method. Interest is recognized as revenue when earned according to the terms of the notes and when, in the opinion of management, it is collectible.

Based upon management’s assessment, no allowance for losses was required with respect to notes receivable held for investment at December 31, 2006. Specific valuation allowances may be established for notes that are deemed impaired when, based upon current information and events, it is probable that the Company will be unable to collect all amounts due, both principal and interest, according to the contractual terms of the note. Impairment is measured based on the present value of expected future cash flows discounted at the note’s effective interest rate, based on a note’s observable market price, or the fair value of the collateral if the note is collateral dependent.

Investments in real estate—Real estate purchased directly is originally recorded at the purchase price. Any excess of net cost basis over the fair value less estimated selling costs of real estate is charged to an allowance for impairment of real estate. Any subsequent operating expenses or income, reductions in estimated fair values, as well as gains or losses on disposition of such properties, are recorded in current operations. Depreciation and amortization on investments in real estate is computed using the straight-line method over the estimated useful lives of the assets as follows:

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

Management evaluates real estate properties, including properties under capital leases, and other similar long-lived assets at least annually, or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. These assets are evaluated for indicators of impairment, such as significant decreases in the estimated market price, a significant adverse change in the extent or manner in which an asset is being used or in its physical condition, or cash flow combined with a history of operating cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of the long-lived asset. When any such indicators of impairment are noted, management compares the carrying amount of these assets to the future estimated undiscounted net cash flows expected to result from the use and eventual disposition of the assets. If the undiscounted cash flows are less than the carrying amount, an impairment charge equal to the excess of carrying value over the asset’s estimated fair value is recorded. Fair value is estimated in consideration of third party value opinions and comparative similar asset prices, whenever available, or internally developed discounted cash flow analysis.

Investment in equity investees—The equity method of accounting is used for investments in associated companies which are not controlled by us and in which the Company’s interest is generally between 20% and 50%. The Company’s share of earnings or losses of associated companies, in which at least 20% of the voting securities is owned, is included in the consolidated statements of operations.

Share based payments—The Company has a non-qualified stock option plan (“the Option Plan”) which provides for options to purchase shares of the Company’s common stock. The Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“FAS 123R”) effective January 1, 2006, using the modified prospective transition method. Under that transition method, compensation cost recognized in 2006 includes (a) compensation cost for all share based awards granted prior to, but not yet vested as of January 1, 2006, based on the attribution method and grant date fair value estimated in accordance with the original provisions of FAS 123, and (b) compensation cost for all share based awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of FAS 123R, all recognized as the requisite service periods are rendered. Results for prior periods have not been restated.

The adoption of FAS 123R resulted in the Company’s net loss for the year ended December 31, 2006 being approximately $0.8 million higher, and caused basic and diluted loss per share as reported for the same period to be $0.09 higher than if the Company had continued to account for share based compensation under Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”).

Prior to January 1, 2006, the Company applied APB 25 and related interpretations in accounting for the Option Plan. Accordingly, no compensation expense was recognized in the Consolidated Statements of Operations prior to January 1, 2006 for grants under the Option Plan. Had compensation expense for the Option Plan been determined based on the fair value at the grant date consistent with the methods of FAS 123, the Company’s net loss and loss per share for the years ended December 31, 2005 and 2004 would have been as indicated below:

	Year ended December 31,
	2005	2004
	(dollars in thousands, except share data)
Net loss as reported (restated)	$(7,203)	$(4,070)
Pro forma compensation expense from stock based compensation, net of tax	(373)	(371)
Pro forma net loss	$(7,576)	$(4,441)
Net loss per common and common share equivalent:
Basic loss per share:
As reported (restated)	$(0.93)	$(0.49)
Pro forma	$(0.94)	$(0.52)
Diluted loss per share:
As reported (restated)	$(0.93)	$(0.49)
Pro forma	$(0.94)	$(0.52)

There were no options granted with exercise prices below the market value of the stock at the grant date. The weighted average fair value of options granted during 2006, 2005 and 2004 was $1.67, $1.27, and $1.30, respectively. Fair values were estimated using the Black-Scholes option-pricing model. The following weighted average assumptions were used to determine the value of the 2006 options granted: 0% dividend yield, expected volatility of 56%, risk-free interest rate of 2.5% and expected lives of ten years. See Note 20—Stock Options and Rights for further information on the Option Plan.

Minority interests—The Company applies Accounting Research Bulletin No. 51, “Consolidated Financial Statements” (“ARB 51”), which requires the elimination of all intercompany profit or loss and balances between consolidated companies. ARB 51 also requires the recognition of minority interest in consolidated subsidiaries. Consistent with ARB 51, where losses applicable to a minority interest exceed the minority interest in the capital of the subsidiary, such excess and any further losses are charged against the company. Should the subsidiary become profitable, the Company will be credited to the extent of such losses previously absorbed.

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

Earnings per share—Basic EPS excludes dilution and is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. During the year ended December 31, 2006, 2005, and 2004, the Company experienced net losses which result in common stock equivalents having an anti dilutive effect on earnings per share.

Reclassifications—The Company’s operations and activities are becoming more focused on restaurant and other more typical commercial businesses, and less focused on finance and real estate. As a result, certain reclassifications of the balances and modifications to the presentation of the financial statements for 2005 and 2004 have been made to conform to the 2006 presentation, including the reclassification of certain investments in real estate as held for sale. None of these changes in presentation affected previously reported results of operations.

NOTE 3—RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

The Company is restating its consolidated statement of financial condition as of December 31, 2005 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the fiscal years ended December 31, 2005 and 2004, as a result of a change in the method of accounting to correct an error in accounting for certain capital leases and the correction of certain timing errors in the recognition of sales. In addition, the Company is restating its unaudited quarterly financial information.

Financial information included in the reports on Form 10-K, Form 10-Q, and Form 8-K filed by the Company between April 1, 2004 and December 31, 2006, and the related opinions of its independent registered public accounting firm, and all earnings press releases and similar communications issued by the Company during that period, are superseded in their entirety by this Report.

In October 2002, the Company acquired, by cash purchase, a portfolio of real estate leasehold interests. A number of the leases were under terms and conditions that qualified them for capital lease treatment under Statement of Financial Accounting Standards No. 13, “Accounting for Leases.”  As a result, the Company recorded a real estate asset and an obligation under capital lease for each applicable lease. Subsequently, the Company began depreciating the real estate asset over the term of the lease, including bargain renewal periods, with a 20% residual reserve. The obligation under capital lease was amortized using the Company’s incremental borrowing rate of 8.5%. This had the effect of shortening the amortization period of the obligation as compared to the depreciation period of the asset.

In March 2007, the Company determined that its method of accounting for these leases did not reflect the appropriate application of generally accepted accounting principles and determined to correct the error. Under the corrected method of accounting, the real estate asset will be depreciated over the life of the lease, including bargain renewal periods, without regard to a residual reserve. The obligation under capital lease will be amortized using the imputed interest rate over the life of the lease, including bargain renewal periods.

The following table illustrates the incremental impact on the consolidated statement of operations from the correction of this method of accounting through December 31, 2006 (dollars in thousands):

Year Ended December 31,	Pre-tax expense	After tax expense
2002	$11	$11
2003	184	110
Subtotal	195	121
2004	138	138
2005	247	247
2006	207	207
Total	$787	$713

In addition to the above adjustments, the Company discovered in March 2007, that its subsidiary, DAC, had recognized revenue from sales that had been invoiced to the customer prior to December 31, 2005, but the related merchandise had not been shipped to the customer until 2006. Under the Company’s accounting policy, revenue is not recognized until all of the usual risks and rewards of ownership of the property have been transferred to the buyer. As a result, sales were overstated in 2005 by $0.2 million, cost of sales were overstated by $0.1 million, for a net understatement of 2005 net loss relating to the error of $0.1 million.

The following tables present the effects of the restatement adjustments upon the Company’s previously reported consolidated statements of operations (dollars in thousands, except share data):

	Year Ended December 31, 2005
	As reported	Adjustment	Restated
Revenue:
Restaurant and manufacturing sales	$25,053	$(221)	$24,832
Restaurant franchise and royalty fees	2,379	—	2,379
Real estate rental income	4,298	—	4,298
Total revenue	31,730	(221)	31,509
Operating costs and expenses:
Restaurant and manufacturing cost of sales	14,602	(131)	14,471
Real estate operating expense	1,471	—	1,471
Engineering and development	434	—	434
Depreciation and amortization	1,639	85	1,724
Total operating costs and expenses	18,146	(46)	18,100
General and administrative expenses:
Compensation and employee benefits	6,728	—	6,728
Professional fees	3,479	—	3,479
Other	11,537	—	11,537
Total general and administrative expenses	21,744	—	21,744
Non-operating income (expense):
Gain on sale of real estate	2,188	34	2,222
Interest Income	1,285	—	1,285
Interest expense	(1,750)	(196)	(1,946)
Other income, net	137	—	137
Total non-operating income	1,860	(162)	1,698
Loss before equity in income (loss) of equity investees	(6,300)	(337)	(6,637)
Equity in income (loss) of equity investees	(885)	—	(885)
Loss from continuing operations	(7,185)	(337)	(7,522)
Income from discontinued operations	319	—	319
Net loss	$(6,866)	$(337)	$(7,203)
Basic loss per share from continuing operations	$(0.89)	$(0.04)	$(0.93)
Basic earnings per share from discontinued operations	$0.04	$—	$0.04
Basic loss per share	$(0.85)	$(0.04)	$(0.89)
Basic weighted average shares outstanding	8,045,604	8,045,604	8,045,604
Diluted loss per share from continuing operations	$(0.89)	$(0.04)	$(0.93)
Diluted earnings (loss) per share from discontinued operations	$0.04	$—	$0.04
Diluted loss per share	$(0.85)	$(0.04)	$(0.89)
Diluted weighted average shares outstanding	8,045,604	8,045,604	8,045,604
Dividends declared per share	$0.52		$0.52

	Year Ended December 31, 2004
	As reported	Adjustment	Restated
Revenue:
Restaurant and manufacturing sales	$21,889	$—	$21,889
Restaurant franchise and royalty fees	1,431	—	1,431
Real estate rental income	4,101	—	4,101
Total revenue	27,421	—	27,421
Operating costs and expenses:
Restaurant and manufacturing cost of sales	13,042	—	13,042
Real estate operating expense	1,761	—	1,761
Depreciation and amortization	2,073	96	2,169
Total operating costs and expenses	16,876	96	16,972
General and administrative expenses:
Compensation and employee benefits	9,674	—	9,674
Professional fees	2,557	—	2,557
Fees paid to related parties	342	—	342
Other	15,136	—	15,136
Total general and administrative expenses	27,709	—	27,709
Non-operating income (expense):
Gain on sale of real estate	1,703	18	1,721
Gain on sale of notes receivable and securites	2,099	—	2,099
Interest Income	2,813	—	2,813
Interest expense	(1,918)	(60)	(1,978)
Other income, net	4,038	—	4,038
Total non-operating income	8,735	(42)	8,693
Loss before equity in income (loss) of equity investees	(8,429)	(138)	(8,567)
Equity in income (loss) of equity investees	4,419	—	4,419
Loss from continuing operations	(4,010)	(138)	(4,148)
Income from discontinued operations	78	—	78
Net loss	$(3,932)	$(138)	$(4,070)
Basic loss per share from continuing operations	$(0.47)	$(0.02)	$(0.49)
Basic earnings per share from discontinued operations	$0.01	$—	$0.01
Basic loss per share	$(0.46)	$(0.02)	$(0.48)
Basic weighted average shares outstanding	8,462,950	8,462,950	8,462,950
Diluted loss per share from continuing operations	$(0.47)	$(0.02)	$(0.49)
Diluted earnings (loss) per share from discontinued operations	$0.01	$—	$0.01
Diluted loss per share	$(0.46)	$(0.02)	$(0.48)
Diluted weighted average shares outstanding	8,462,950	8,462,950	8,462,950
Dividends declared per share	$0.52		$0.52

The following tables present the effects of the restatement adjustments upon the Company’s previously reported consolidated statement of financial condition as of December 31, 2005 (dollars in thousands, except share data):

	As reported	Adjustment	Restated
Assets
Current Assets:
Cash and cash equivalents	$4,071	$—	$4,071
Accounts receivable	1,210	(150)	1,060
Notes receivable, current portion	17	—	17
Inventories	1,880	417	2,297
Investments in real estate held for sale, net	6,355	—	6,355
Current assets held for sale	38	—	38
Other current assets	1,661	—	1,661
Total current assets	15,232	267	15,499
Investments in real estate, net	23,937	(247)	23,690
Notes receivable	976	—	976
Loans to senior executives	1,015	—	1,015
Investment in Bourne End	803	—	803
Property, plant and equipment, net	5,319	—	5,319
Intangible assets, net	5,586	—	5,586
Goodwill	9,979	155	10,134
Other assets held for sale	823	—	823
Other assets	1,649	—	1,649
Total assets	$65,319	$(175)	$65,494
Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable and accrued liabilities	$8,978	$513	$9,491
Current liabilities associated with assets held for sale	558	—	558
Borrowings and notes payable, current portion	4,642	—	4,642
Obligations under capital leases, current portion	416	130	546
Total current liabilities	14,594	643	15,237
Borrowings and notes payable	8,294	—	8,294
Obligations under capital leases	10,441	200	10,641
Deferred income	4,330	—	4,330
Deferred income taxes	5,739	(73)	5,666
Total liabilities	43,398	770	44,168
Commitments and contingencies
Minority interests in consolidated subsidiaries	231	—	231
Minority interests in consolidated subsidiaries held for sale	301	—	301
Stockholders’ Equity:
Preferred stock, $.0001 par value; 25,000,000 shares authorized; no shares issued and outstanding	—	—	—
Common stock, $.0001 par value; 200,000,000 shares authorized; 11,757,073 shares issued as of December 31, 2006 and 2005; 7,957,428 shares outstanding as of December 31, 2006 and 2005	168,214	—	168,214
Accumulated deficit	(134,976)	(595)	(135,571)
Accumulated other comprehensive income	160	—	160
Treasury stock, 3,799,645 common shares as of December 31, 2006 and 2005, at cost	(12,009)	—	(12,009)
Total stockholders’ equity	21,389	(595)	20,794
Total liabilities and stockholders’ equity	$65,319	$175	$65,494

The restatement had the following effects upon the Company’s previously reported consolidated statements of cash flows for the fiscal year ended December 31, 2005: cash flow used in operations increased $0.2 million due to increased interest expense and cash flow used in financing activities decreased $0.2 million due to lower principal repayments. The restatement for the fiscal year ended December 31, 2004 had the following effects: cash flow used in operations increased $0.1 million due to increased interest expense and cash flow used in financing activities decreased $0.1 million due to lower principal repayments.

NOTE 4—RECENTLY ISSUED ACCOUNTING STANDARDS

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

NOTE 5—BUSINESS COMBINATION

Fatburger acquisition

On August 15, 2003, the Company acquired a controlling interest in Fatburger Holdings, Inc., and began reporting the operations of Fatburger on a consolidated basis as of that date. The Company holds approximately 82% voting control of Fatburger at December 31, 2006 consisting of common stock, convertible preferred stock (the “Series A Preferred”) and redeemable preferred stock (the “Series D Preferred”).

The Series A Preferred is convertible into a 50% ownership interest of the common stock of Fatburger on a fully diluted basis. As of December 31, 2006, the Company owns approximately 93% of the issued and outstanding Series A Preferred. The Series A Preferred is not redeemable and does not pay dividends.

The Series D Preferred has a liquidation preference and is redeemable by Fatburger for $10.1 million plus accrued but unpaid dividends. Dividends accrue at a rate of 20% of the redemption value, compounded annually. The Series D Preferred does not have any voting rights. The Company owns all of the issued and outstanding Series D Preferred.

The Company expects to earn preferred dividends on the investment in the Series D Preferred and convert the Series A Preferred into common stock in order to participate in potential future increases in the value of Fatburger. The ability to transfer the Series A Preferred and the Series D Preferred is subject to certain restrictions. The shares are also entitled to certain co-sale rights.

DAC International acquisition

In November 2005, the Company assumed 100% voting control of DAC International through a Shareholders Pledge Agreement acquired in August 2002 as part of DAC’s debt restructuring. As a result, the Company began reporting the operations of DAC on a consolidated basis as of November 1, 2005. DAC is a supplier of computer controlled lathes and milling machinery for the production of contact and intraocular lenses.

The net carrying value of the debt restructuring was allocated to DAC’s tangible and identifiable intangible assets and liabilities based on their estimated fair values at the acquisition date. The excess of the net carrying value of the debt restructuring over the fair values of the assets and liabilities acquired amounted to $1.1 million and was allocated to goodwill. The following table summarizes the allocated basis of the assets acquired and liabilities assumed as of the acquisition date (in thousands, restated):

Current assets, primarily cash and accounts receivable	$604
Inventory	2,112
Goodwill	1,072
Other assets	130
Liabilities	(2,340)
Net assets	1,578

Centrisoft acquisition

In July 2005, the Company acquired a 51% voting control interest in Centrisoft Corporation, and began reporting the operations of Centrisoft on a consolidated basis as of July 1, 2005. Centrisoft develops and sells software that controls and enhances the productivity of enterprise networks and provides first level security against unauthorized applications and users.

Between December 2004 and July 2005, the Company loaned a total of $2.2 million to Centrisoft and held the investment as part of its notes receivable portfolio. In July 2005, the Company converted its investment into a 51% controlling interest. As of December 31, 2006, the Company’s total net cash investment in Centrisoft was $6.6 million, with 79% of total voting control.

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

NOTE 6—SECURITIES AVAILABLE FOR SALE

During the year ended December 31, 2004, the Company sold substantially all of the mortgage-backed securities in its portfolio. The Company recognized gross proceeds from the sale of these securities of $31.2 million and gains of $2.1 million for the year ended December 31, 2004. During the year ended December 31, 2004, the Company also recorded net decreases in the other comprehensive income component of stockholders’ equity of $0.3 million for unrealized holding gains and losses relating to securities available for sale.

NOTE 7—NOTES RECEIVABLE

Notes receivable are comprised of the following categories at December 31, 2006, and 2005:

	December 31,
	2006	2005
	(dollars in thousands)
Commercial real estate notes	$389	$574
Other notes	446	419
	$835	$993

As of December 31, 2006 and 2005, all notes receivable carried fixed rates of interest. One note with a carrying value of $0.4 million was pledged to secure borrowings. All notes were classified as held in portfolio. As of December 31, 2006, the Company did not believe that an impairment reserve was required on notes receivable.

NOTE 8—INVESTMENTS IN REAL ESTATE

At December 31, 2006 and 2005, investments in real estate were comprised of the following:

	December 31,
	2006	2005 (restated)
	(dollars in thousands)
Commercial Real Estate:
Properties under capital leases	$13,200	$13,140
Land, building and improvements	11,096	17,407
Undeveloped land	—	1,453
Less: Accumulated depreciation	(1,732)	(1,955)
	$22,564	$30,045

At December 31, 2006, the Company’s direct investment in commercial and residential real estate consisted of $11.9 million located in the United States and $10.7 million located in Spain. At December 31, 2005, direct investment in commercial and residential real estate consisted of $18.2 million located in the United States and $11.8 million located in Spain.

NOTE 9—INVESTMENT IN BOURNE END

The Company owns a 26% interest in Bourne End Properties Plc. (“Bourne End”) and accounts for the investment using the equity method. In June 2006, Bourne End completed the sale of its last remaining shopping center in Speke, England. Bourne End recognized a gain under U.S. financial reporting standards of approximately $1.1 million, of which, the Company’s share was approximately $0.3 million. The Company was also allocated additional income from Bourne End in the approximate amount of $0.5 million as a result of exceeding certain profitability measures under a revenue sharing agreement with the other investors. The Company has recognized $0.7 million in income from equity investees during the year ended December 31, 2006. In July 2006, Bourne End distributed the majority of its net assets to its investors, and the Company received $1.6 million for its share. Summary financial information for Bourne End is as follows:

	Bourne End
	At, or for the Year Ended December 31,
	2006	2005	2004
	(dollars in thousands)
Cash	$—	$3,785	$6,428
Real Estate, net	—	2,985	3,427
Other assets	—	1,398	1,602
Other liabilities	—	5,143	4,304
Rental income	142	426	2,682
Gain on sale of real estate	1,056	—	13,711
Interest expense	—	18	1,798
Net income (loss)	654	(5,209)	9,769

NOTE 10—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is depreciated straight-line over the shorter of its useful life or lease term, and consists of:

	At December 31,
	2006	2005
	(dollars in thousands)
Land and buildings	$1,942	$1,941
Leasehold improvements	4,432	3,349
Furniture, fixtures and equipment	8,289	4,010
Construction-in-progress	2	81
	14,665	9,381
Less accumulated depreciation and amortization	(4,089)	(4,062)
	$10,576	$5,319

In December 2006, the Company recorded an impairment reserve of $0.3 million related to the leasehold improvements on one company-owned restaurant location.

NOTE 11—GOODWILL AND OTHER INTANGIBLE ASSETS

Primarily as a result of the acquisitions of Fatburger, Centrisoft, and DAC, the Company has goodwill in the amount of $10.5 million and investments in intangible assets of $5.3 million. Since the acquisitions of Fatburger and Centrisoft by the Company, both segments have experienced operating losses and have conducted their operations with limited liquidity. The Company believes that these conditions are temporary in nature, however, should these conditions not be corrected, the Company may be required to recognize impairment losses on its recorded goodwill. As of December 31, 2006, the Company was not aware of any events or changes in circumstances that would require the impairment of the recorded goodwill.

Net intangible assets included franchise agreements, leasehold interests, and sales contracts. Summarized information for acquired intangible assets is as follows (dollars in thousands):

	December 31,
	2006	2005
	(dollars in thousands)
Franchise agreements	$1,162	$1,162
Other intangible assets	1,018	1,080
Total amortized intangible assets	2,180	2,242
Less: accumulated amortization	(889)	(627)
Net amortized intangible assets	1,291	1,615
Trademarks	3,971	3,971
Total intangible assets	$5,262	$5,586

Trademarks, which have indefinite lives, are not subject to amortization. All other intangible assets are amortized using the straight-line method over the estimated useful lives of the assets of five to fifteen years. Amortization expense was $0.3 million for the year ended December 31, 2006, $0.3 million for the year ended December 31, 2005, and $0.2 million for the year ended December 31, 2004. Estimated amortization expense for the five succeeding years is as follows (dollars in thousands):

2007	$348
2008	348
2009	348
2010	247
2011	—

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

NOTE 12—INVENTORIES

Inventories consist of the following:

	December 31,
	2006	2005 (restated)
	(dollars in thousands)
Raw materials	$1,703	$934
Work in progress	138	288
Finished goods	601	1,075
Total inventories	$2,442	$2,297

NOTE 13—OTHER ASSETS

Other current assets consisted of the following:

	December 31,
	2006	2005
	(dollars in thousands)
Prepaid expenses	429	390
Other	814	1,271
Total	$1,243	$1,661

Other assets consisted of the following:

	December 31,
	2006	2005
	(dollars in thousands)
Software costs	$1,217	$1,484
Investment in operating leases	54	126
Other	182	39
Total	$1,453	$1,649

Software costs represent the allocation of the purchase price based upon the market value of the Centrisoft software at the time of acquisition in July 2005. This asset is being amortized over 5 years.

NOTE 14—BORROWINGS AND NOTES PAYABLE

Borrowings at December 31, 2006 and 2005 consist of various notes payable, a line of credit, and mortgage debt. Proceeds from the various credit facilities are used primarily for the acquisition of real estate and restaurant facilities.

Following is information about borrowings:

	2006	2005
	(dollars in thousands)
Average amount outstanding during the year	$14,203	$10,222
Maximum month-end balance outstanding during the year	$16,399	$13,563
Weighted average rate:
During the year	12.9%	7.3%
At end of year	11.9%	4.0%

At December 31, 2006 and 2005, borrowings and notes payable consist of the following:

	December 31,
	2006	2005
	(dollars in thousands)
Borrowings by Fog Cutter Capital Group, Inc.:
Note payable to a lender in the amount of $2,100,000, secured by the Company’s interest in an LLC owned by the Company which holds the Company’s real estate lease portfolio. The note bears interest at a fixed rate of 13.0%. Interest is due monthly in arrears. The note is due in 2007.	2,100	—
Note payable to a lender in the amount of $2,127,660, secured primarily by the Company’s stock in DAC and the Company’s notes receivable and the underlying collateral agreements. The note bears interest at a fixed rate of 15.0%. Interest is due monthly in arrears. The note is due in 2007.	2,128	—
Note payable to a lender in the amount of $2,500,000, secured by the Company’s interest in certain real estate in Barcelona, Spain. The note bears interest at the Wall Street Journal prime rate plus 8.875%. Interest is due monthly in arrears. The note is due in 2007.	2,500	—
Borrowings by Variable Interest Entities:
Note payable to a financial institution in the amount of approximately $934,000, secured by real estate in Barcelona, Spain. The note bears interest at a fixed rate of 4.5%. Interest is due quarterly in arrears. The note is due in 2029.	934	851
Note payable to a financial institution in the amount of $1,282,000, secured by real estate in Barcelona, Spain. The note bears interest at a fixed rate of 3.5%. Interest is due quarterly in arrears. The note was paid in full in 2006.	—	1,282
Note payable to a financial institution in the amount of $3,887,000, secured by real estate in Barcelona, Spain. The note bears interest at a fixed rate of 4.0%. Interest is due quarterly in arrears. The note was paid in full in 2006.	—	3,887
Borrowings by DAC International, Inc.:
Line of credit payable to a financial institution in the amount of $500,000, secured by the general business assets of DAC International. The line of credit bears interest at the Wall Street Journal prime rate plus 1.0%. Interest is due monthly in arrears. The line is due in September 2007.	500	—
Borrowings by Centrisoft Corporation:
Notes payable to various lenders in the amount of $658,000. The notes are unsecured and are subordinate to debt owed by Centrisoft to the Company. The notes bear interest at fixed rates ranging between 5.5% and 12.0%, which is accrued monthly.	658	—
Notes payable by Fatburger:
Mortgage loan with a commercial bank in the amount of $553,000, secured by land and building at one restaurant location in Nevada. The note bears interest at a fixed rate of 6.50% for the first five years of the loan, during which time principal and interest is due in equal monthly installments of $3,492. The loan matures in June 2015.	543	549

Mortgage loan with a commercial bank in the amount of $900,000, secured by land and building at one restaurant location in Nevada. The note bears interest at a fixed rate of 6.50% for the first five years of the loan, during which time principal and interest is due in equal monthly installments of $5,689. The loan matures in June 2035.	885	895
Note payable with a financial institution in the amount of $4,785,000 secured by fixtures and equipment of 22 restaurant locations in California and Nevada. The note bears interest at the 3-month London Interbank Offered Rate plus 3.95%, adjusted annually. Principal and interest is due in monthly payments through October 2014. As of December 31, 2006, monthly payment approximated $58,000. At December 31, 2006 and 2005, Fatburger was in violation of two covenants related to this loan.	4,097	4,417
Note payable to a financial institution in the amount of $290,000, secured by fixtures and equipment at one restaurant located in California. The note bears interest at a fixed rate of 6.93%. Principal and interest are due in equal monthly installments of $4,367 through August 2010. At December 31, 2006 and 2005, Fatburger was in violation of two covenants related to this loan.	167	207
Mortgage loan with a financial institution in the amount of $351,000, secured by fixtures and equipment at one restaurant location in California. The note bears interest at a fixed rate of 7.59%. Principal and interest is due in equal monthly installments of $5,769 through January 2013, at which time all remaining principal is due. At December 31, 2006, Fatburger was in violation of two covenants related to this loan.	351	—

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

	990	848
	$15,853	$12,936

At December 31, 2006, the contractual maturities of borrowings and notes payable are approximately as follows (dollars in thousands):

Year Ending December 31:
2007	$13,453
2008	19
2009	1,011
2010	22
2011	23
Thereafter	1,325
$15,853

At December 31, 2006 and 2005, Fatburger was not in compliance with all obligations under the agreements evidencing its indebtedness, as defined in the applicable agreements. Fatburger failed to meet the prescribed fixed charge coverage ratio and the prescribed debt-coverage ratio in three notes payable at December 31, 2006. Due to Fatburger’s non-compliance, the lender has the right to demand repayment of the notes after serving notice. As such, on the Company’s Consolidated Statements of Financial Condition, $4.1 million and $4.2 million of long-term debt at December 31, 2006 and 2005, respectively, have been classified as current. The lender has not demanded early repayment of the loans; however, if the lender exercises its right to demand payment, the Company’s liquidity could be negatively affected.

Borrowings related to the Barcelona properties, held through the VIE, are classified as maturing in 2007 due to management’s intention to sell these properties.

NOTE 15—LEASES

In October 2002, the Company purchased leasehold interests in 109 free-standing retail stores located throughout the United States. The transaction was completed through a wholly-owned subsidiary, Fog Cap Retail Investors LLC. The stores are free-standing, retail locations ranging from 4,500-7,000 square feet each. The initial term of the leasehold interests at the time of acquisition had an average expiration of approximately 6 years. However, the Company is entitled to exercise extension options which will allow it to control the properties for an additional 15 to 30 years.

In some cases, the Company has the option to terminate a lease by giving notice to the property owner. The notice to terminate must include an offer to purchase the property at a price calculated using a declining percentage of the original fair market value of the property at the time the original lease was initiated (generally in the 1970’s and 1980’s). The property owner then has the option to accept the offer to purchase the property or allow the lease to terminate.

Since the acquisition, there have been 13 leases sold, terminated or allowed to expire. In addition, the Company purchased the entire ownership interests in 23 of the properties which had been part of the lease portfolio. As a result, as of December 31, 2006, the Company continues to lease 73 of the original 109 properties. Of the remaining 73 leases, 32 were on terms and conditions that required capitalization of the obligation. As of December 31, 2006, the Company had an $11.5 million net investment in real estate as a result of the transaction, and a capital lease obligation of $10.5 million. The remaining 41 leases are classified as operating leases.

The leased properties are sublet to a broad tenant mix including convenience stores, shoe stores, video rental outlets, auto parts dealers, carpet retailers and other small businesses. The aggregate future minimum rent to be received by the Company under non-cancelable subleases as of December 31, 2006, was $7.7 million for the properties subject to capital leases and $6.4 million for the properties subject to operating leases.

In October 2006, the Company acquired an aircraft through a capital lease. Through this acquisition, we recorded an asset of $1.8 million under property, plant, and equipment, and recognized a related capital lease obligation of $1.8 million. Under the terms of the lease, we will pay $6,409 per month for the lease. After August 1, 2008 we have the option to purchase the aircraft for $2.0 million, and we are required to purchase the aircraft for that amount by July 31, 2009.

Assets held under capital leases are summarized as follows:

	December 31,
	2006	2005 (restated)
	(dollars in thousands)
Real estate properties	$13,200	$13,141
Property, plant and equipment	2,013	305
Less accumulated depreciation and amortization	(1,744)	(1,279)
Net capital lease assets	$13,469	$12,167

Future minimum lease payments required under capital leases that have initial or remaining non-cancelable lease terms in excess of one year at December 31, 2006, are as follows (dollars in thousands):

Minimum Lease Payments(1)
2007	$1,570
2008	3,540
2009	1,413
2010	1,413
2011	855
Thereafter	22,189
Total	$30,980

(1)          Assumes that the lease will not be terminated under the termination/purchase clause described above. Includes $22.0 million in payments expected to be made under bargain lease renewals. The amount of imputed interest to reduce the minimum lease payments to present value is $18.5 million using an effective interest rate of approximately 9.5%.

Rental expense for all operating leases for the fiscal year ended December 31, 2006, 2005 and 2004 was $4.4 million, $3.4 million, $3.8 million, respectively. Future minimum lease payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year at December 31, 2006, are as follows (dollars in thousands):

Minimum Lease Payments
2007	$3,844
2008	3,179
2009	2,345
2010	1,927
2011	1,384
Thereafter	3,979
Total	$16,658

NOTE 16—DIVIDENDS

During the year ended December 31, 2006, the Company declared and paid one cash dividend totaling $0.13 per share (approximately $1.0 million). During the year ended December 31, 2005, cash dividends totaling $0.52 per share ($4.2 million) were declared and paid.

NOTE 17—INCOME TAXES

As of December 31, 2006, the Company had, for U.S. Federal tax purposes, a net operating loss (“NOL”) carry forward of approximately $79.5 million, including $6.3 million relating to Fatburger and $4.8 million relating to Centrisoft. The Company’s NOL begins to expire in 2018. Fatburger’s NOL began to expire in 2004 and Centrisoft’s will begin to expire in 2020. The Fatburger NOL carry forward is net of approximately $4.1 million disallowed as a result of an examination completed by the Internal Revenue Service in September 2006. The disallowed NOL carry forward relates to years in which Fatburger filed a consolidated return with a parent company that is currently unaffiliated with Fatburger. As a result, documents substantiating the NOL carry forward were not within Fatburger’s control. Fatburger may appeal the results of this IRS examination. There can be no assurance that such an appeal would be successful. No tax benefit had been recognized for financial reporting purposes relating to the disallowed NOL carry forward.

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

During the year ended December 31, 2006, the Company determined that it was more likely than not that certain NOL carryovers would be available to offset prior taxable income. As a result, the Company recognized an income tax benefit of $1.2 million and reduced the deferred tax liability by the same amount.

The provision (benefit) for income taxes includes the following:

	Year Ended December 31,
	2006	2005	2004
	(dollars in thousands)
Current provision:
Federal	$—	$—	$—
State	—	—	—
Total current provision	—	—	—
Deferred provision:
Federal	(1,176)	—	—
State	—	—	—
Total deferred provision	(1,176)	—	—
Total provision (benefit) for income taxes	$(1,176)	$—	$—

A reconciliation of the U.S. federal statutory rate to the effective tax rate on the income or loss from continuing operations, stated as a percentage of pretax income or loss, is as follows:

	Year Ended December 31,
	2006	2005	2004
U.S. federal statutory rate	(35.0)%	(35.0)%	(35.0)%
State taxes, net of federal benefit	0.6	(6.5)	1.7
Expiration of subsidiary’s NOL carryforward	29.1	13.3	—
Non-deductible compensation expense	8.5	—	43.3
Other	0.3	3.2	0.7
Valuation allowance	(13.9)	25.0	(10.7)
Effective tax rate	(10.4)%	—%	—%

The tax effects of temporary differences and carry forwards resulting in deferred income taxes are as follows:

	December 31,
	2006	2005
	(dollars in thousands)
Deferred Tax Assets:
Loss carry forwards	$33,001	$34,104
Deferred income	1,684	1,801
Impairment of assets	560	543
Other	1,365	1,778
Subtotal	36,610	38,226
Valuation allowance	(36,610)	(38,226)
Net deferred tax asset	$—	$—

Given the lack of sufficient earnings history, management does not believe it is appropriate to recognize a deferred tax asset at this time.

NOTE 18—COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET RISK

Warlick Complaints

On October 16, 2006, Fatburger Holdings, Inc., Fatburger Corporation and Fatburger North America, Inc. filed suit against Keith A.Warlick (“Warlick”) the former Chief Executive Officer of Fatburger Holdings, Inc. and Fatburger Corporation. Warlick’s employment with Fatburger was terminated on September 21, 2006 by resolution of the board of directors of Fatburger Holdings, Inc. The Fatburger companies initiated the lawsuit to recover damages from Warlick arising from wrongful acts and conduct during and after his employment, and are asserting claims for: breach of contract, breach of duty of loyalty, breach of fiduciary duty, conversion—embezzlement; fraud/commencement; intentional interference with contractual relations, and equitable indemnity. Warlick filed an answer to the lawsuit denying the allegations and included a Cross-complaint against Fatburger Holdings, Inc., Fatburger Corporation, Fatburger North America, Inc., Fog Cutter Capital Group, Inc., and Andrew Weiderhorn, for breach of contract, employment discrimination based on race and retaliation, wrongful termination and defamation—slander without any specification of damages. In further response Warlick initiated a second lawsuit against the Company, various Fatburger companies, and members of the Fatburger board of directors, which is set out below. The defendants to the Cross-complaint filed by Warlick dispute the allegations of the cross-complaint and intend to vigorously defend against the cross-complaint.

On February 6, 2007, Warlick, his wife, and a limited liability controlled by Warlick, each of whom is a minority shareholder of Fatburger Holdings, Inc, filed a complaint against various  Fatburger entities, the Company, Andrew Weiderhorn, and members of the Fatburger board of directors. The complaint alleges fraud, negligent misrepresentation against Weiderhorn and the Company, and breach of contract and breach of fiduciary duty against all the defendants, related to business transactions which the plaintiff’s allege were not in the best interests of Fatburger Holdings, Inc., or the plaintiff minority shareholders. The defendants dispute the allegations of the lawsuit and intend to vigorously defend against the claims.

Shareholder Derivative Complaint

On July 6, 2004, Jeff Allen McCoon, derivatively on behalf of the Company, filed a lawsuit in the Circuit Court for the State of Oregon (Multnomah County case number 0407-06900) which named the Company and all of its directors as defendants. In December 2006, the Company reached a settlement with the plaintiff in which the Company agrees to pay $125,000 in legal fees and is released from further liability under this complaint. The settlement agreement was accepted by the court on January 2, 2007.

Liquidity

Borrowings related to the Barcelona properties of $0.9 million, held through the VIE, are reflected as maturing in 2007 due to management’s intention to sell these properties and repay the related debt at the time of sale. Due to Fatburger’s non-compliance on three debt covenants, the outstanding principal of $4.6 million on three notes is reflected as maturing in 2007. Fatburger intends to amend these agreements or refinance the notes in the Company’s 2007 fiscal year. The sale of real estate and other investments is considered to be a normal, recurring part of operations and management expects these transactions to generate adequate cash flow to meet the Company’s liquidity needs for the 2007 fiscal year.

F-29

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

Fatburger Debt Covenant

At December 31, 2006 and 2005, Fatburger was not in compliance with all obligations under the agreements evidencing its indebtedness, as defined in the applicable agreements. Fatburger failed to meet the prescribed fixed charge coverage ratio and the prescribed debt-coverage ratio in three notes payable at December 31, 2006. Due to Fatburger’s non-compliance, the lender has the right to demand repayment of the notes after serving notice. As such, on the Company’s Consolidated Statements of Financial Condition, $4.1 million and $4.2 million of long-term debt have been classified as current at December 31, 2006 and 2005, respectively. The lender has not demanded early repayment of the loans; however, if the lender exercises its right to demand payment, the Company’s liquidity could be negatively affected. Fatburger intends to amend these agreements or refinance the notes in the Company’s 2007 fiscal year.

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

Related Party Transactions

During the year ended December 31, 2006, the Company paid $0.4 million to Peninsula Capital Partners LLC (“Peninsula Capital”), an entity owned by the Company’s chief executive officer, as reimbursement of costs for the Company’s business use of certain private aircraft. In July 2006, the Company accepted assignment of a fractional interest lease, between NetJets Services Inc. (“NetJets”) and Peninsula Capital for the lease of a 6.25% undivided interest in an aircraft. The lease calls for annual payments of approximately $420,000 plus specific costs relating to the operation of the aircraft. The lease expires in December 2010; however, the Company has the right to terminate the lease with 90 days notice beginning in December 2008. The future minimum lease payments are as follows (dollars in thousands):

2007	$420
2008	420
2009	70

The Board of Directors is aware of the relationship and approved the fees for the use of the aircraft and the assignment of the fractional lease.

Other

The Company is involved in various other legal proceedings occurring in the ordinary course of business which management believes will not have a material adverse effect on the consolidated financial condition or operations of the Company.

In order to facilitate the development of franchise locations, as of December 31, 2006, Fatburger had guaranteed the annual minimum lease payments of four restaurant sites owned and operated by franchisees. The guarantees approximate $1.2 million plus certain contingent rental payments as defined in the respective leases. These leases expire at various times through 2015.

The lease guarantees by Fatburger do not provide us with a material source of liquidity, capital resources or other benefits. There are no revenues, expenses or cash flows connected with the lease guarantees other than the receipt of normal franchise royalties. As of December 31, 2006, management was not aware of any event or demand that was likely to trigger the guarantee by Fatburger.

The Company has various operating leases for office and retail space which expire through 2015. The leases provide for varying minimum annual rental payments including rent increases and free rent periods. Future minimum rental payments under non-cancelable operating leases with initial or remaining terms of one year or more total approximately $16.7 million as of December 31, 2006.

Management may utilize a wide variety of off-balance sheet financial techniques to manage risk. In hedging the interest rate and/or exchange rate exposure of a foreign currency denominated asset or liability, the Company may enter into hedge transactions to counter movements in interest rates and foreign currencies. These hedges may be in the form of currency and interest rate swaps, options, and forwards, or combinations thereof. In December 2006, the Company purchased 64 American-style options to sell up 62,500 euro each, (for a total of 4.0 million euros) at $1.31 per euro, any time before June 30, 2007. These options are carried at fair market value on the Company’s Consolidated Statement of Financial Condition at December 31, 2006.

There were no other off balance sheet arrangements in place as of December 31, 2006.

NOTE 19—ARRANGEMENTS WITH SENIOR OFFICERS

The Company has employment agreements with Andrew A. Wiederhorn (as Chief Executive Officer), and R. Scott Stevenson (as Senior Vice President and Chief Financial Officer) (each an “Executive” and collectively, the “Executives”).

The latest employment agreement with Mr. Wiederhorn was effective June 1, 2006. The employment agreement provides for an initial three-year term commencing June 1, 2006, which is automatically renewable for successive two-year terms unless either party gives written notice of termination to the other at least 180 days prior to the expiration of the then-current employment term. The employment agreement with Mr. Wiederhorn provides for a base salary of not less than $350,000 annually, plus an annual bonus, which is typically paid in quarterly installments, as determined by the Compensation Committee of the Board of Directors.

The latest employment agreement with Mr. Stevenson was effective June 1, 2006. The employment agreement provides for an initial two year term commencing June 1, 2006, which is automatically renewable for successive one year terms unless either party gives written notice of termination to the other at least 60 days prior to the expiration of the then-current employment term. The employment agreement with Mr. Stevenson provides for a base salary of not less than $175,000 annually, plus an annual bonus as determined by the Compensation Committee of the Board of Directors.

The Company incurred salary and bonus expenses of $4.2 million, $1.1 million, and $7.3 million, respectively, for the years ended December 31, 2006, 2005 and 2004, relating to the Executives under current or prior employment agreements.

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

The total amount of loans receivable from Mr. Wiederhorn, including compounded interest, was $1.1 million at December 31, 2006, and $1.0 million at December 31, 2005. The loans matured, subsequent to year end, on February 21, 2007. The Company has not extended the maturity date of the loans or amended any other terms. The Company and Mr. Wiederhorn are cooperating in completing the repayment of the loans in full, which is expected to occur in April 2007.

NOTE 20—STOCK OPTIONS AND RIGHTS

The Company has a non-qualified stock option plan (the “Option Plan”) which provides for options to purchase shares of the Company’s common stock. The maximum number of shares of common stock that may be issued pursuant to options granted under the Option Plan is 3,500,000 shares. Newly elected directors receive 5,000 vested options on the day they join the Board at an exercise price equivalent to the closing price on that day. In addition, each independent director receives, on the last day of each quarter, an automatic non-statutory option grant to purchase 1,500 shares of common stock at 110% of the fair market value on that day. Automatic grants vest one third on each of the first three anniversaries of the grant date and expire on the tenth anniversary of the grant date. Resigning directors have the right to exercise any options that are vested at the date of resignation for a period of one year.

On August 8, 2006, the Company granted to certain officers and directors of the Company options to purchase 1,450,000 shares of common stock at 110% of the fair market value on that day. These grants vest one third on each of the first three anniversaries of the grant date and expire on the tenth anniversary of the grant date.

On December 29, 2006, the Company adopted a plan (the “Exchange Plan”) under which all holders of unexpired options granted by the Company were entitled to exchange previously issued options (the “Old Options”) for new options (the “New Options”). Eligible participants included all employees, officers, and directors. The exercise price of each of the New Options was 110% of the closing price of the Company’s common stock on that date. Under the Exchange Plan, all current holders were entitled to surrender their Old Options, whether vested or not, for an equal number of New Options with a 10 year term and vesting of 1/3rd each year beginning on December 31, 2007. All of the Company’s executive officers and all but one of the Company’s independent directors participated in the exchange.

The Company adopted FAS 123R effective January 1, 2006. The Company expensed $0.8 million in share based compensation for the year ended December 31, 2006. Prior to January 1, 2006, the Company applied APB 25 and related interpretations in accounting for the Option Plan. Accordingly, no compensation expense was recognized in the Consolidated Statements of Operations prior to January 1, 2006 for grants under the Option Plan. Results for prior periods have not been restated.

There were no options granted with exercise prices below the market value of the stock at the grant date. All outstanding options at December 31, 2006 had no intrinsic value because the Company’s stock price was lower than all option exercise prices. A summary of the Company’s stock options as of and for the year ended December 31, 2006, 2005 and 2004 is presented below:

	2006		2005		2004
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	1,303,000	$4.43	1,528,527	$4.54	992,000	$4.67
Granted	4,053,000	$1.80	19,500	$3.99	627,000	$4.29
Exercised	—	$—	—	$—	(40,473)	$4.28
Cancelled/forfeited	(2,594,000)	$3.49	(245,027)	$5.04	(50,000)	$4.27
Outstanding at end of year	2,762,000	$1.45	1,303,000	$4.43	1,528,527	$4.54
Exercisable at end of year	45,333	$4.49

Range of Exercise Prices	Shares	Weighted Average Remaining Life	Weighted Average Exercise Price
$1.00–2.00	2,591,000	10.0	$1.32
$2.01–4.00	107,500	9.5	$2.70
$4.01–8.00	63,500	7.5	$4.46
Total	2,762,000	9.9	$1.45

On October 18, 2002, the Company declared a distribution of one right (a “Right”) to purchase one one-tenth of a share of its common stock for each outstanding share of common stock, payable to the stockholders of record on October 28, 2002.

NOTE 21—ACQUISITION OF TREASURY STOCK

On March 14, 2005, the Company exercised an option (the “Call Option”) to acquire 423,245 shares of its common stock from Mr. Wiederhorn for an exercise price of $3.99 per share and the shares were added to treasury stock. The Board of Directors reviewed the transaction to confirm that the transaction was in the best interest of the Company and its other stockholders. As a result of this transaction, the Company recorded treasury stock of $2.3 million.

On April 28, 2004, the Company purchased 330,500 shares of its common stock from a shareholder who at the time owned greater than 10% of the outstanding shares. The purchase price was $5.40 per share

($1.8 million) and the shares were added to treasury stock. The purchase price represented a small premium to the book value per share and market price per share at the time of the transaction. The Company and its directors considered the following factors: (1) the potentially negative impact on the share price if the shares were disposed of publicly; (2) the Company’s favorable liquidity position; (3) the potential reduction in the risk that shares are transferred in a transaction which would have an adverse impact on the Company’s NOL position; and (4) the reduction in the future expenditure of cash dividends. The Board of Directors reviewed and approved the transaction to confirm that the transaction was in the best interest of the Company and its other stockholders. As a result of this transaction, the Company recorded treasury stock of $1.7 million and a charge to earnings of $0.1 million for the year ended December 31, 2004.

NOTE 22—VARIABLE INTEREST ENTITIES

As of December 31, 2006, the Company has funded loans totaling $9.8 million to two related Spanish entities formed to purchase, reposition and sell apartment buildings in Barcelona, Spain. Under the terms of the loans, the Company receives a preferred 30% return on its investment, and, after a similar return is paid to another minority investor, the Company receives an 80% share in additional profits generated by the investment. The investment meets the definition of a Variable Interest Entity (“VIE”) under FASB Interpretation No. 46 (“FIN 46”) and the Company is the primary beneficiary of the VIE. As a result, the assets, liabilities, and results of operations of the VIE have been consolidated into the accompanying consolidated financial statements.

The VIE currently owns two apartment buildings, consisting of 33 residential units with a book value of approximately $10.7 million, including capital improvements and carrying costs. These acquisitions, and related operational expenditures, were funded with bank loans totaling $0.9 million, the Company’s $9.8 million investment and a $0.4 million contribution from the project managers. Neither the creditors nor the other beneficial interest holders have recourse to the Company with regard to these investments and, as a result, the maximum limit of the Company’s exposure to loss on this investment was $9.8 million as of December 31, 2006.

During the year ended December 31, 2006, the Company funded loans of $5.1 million to the VIE, while the VIE spent approximately $1.8 million for improvements and carrying costs on its three apartment buildings, and repaid a $4.2 million mortgage loan on one property, thus releasing a third party’s security interest in the property. In July 2006, the VIE sold one of the three properties that it owned for cash proceeds of $3.3 million. The property had a net book value of $3.3 million, including capital improvements and carrying costs, at the time of disposal. The two remaining properties, with a combined carrying value of $10.7 million, met the criteria to be classified as “held for sale”, and were classified as such on the Statement of Financial Condition at December 31, 2006. Assets and liabilities of the VIE included in the accompanying consolidated statements of financial condition are summarized as follows:

Investment in real estate, net	$10,694,000
Other assets	96,000
Borrowings and notes payable	934,000
Accrued expense and other liabilities	725,000
Minority interest	363,000

NOTE 23—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the ending balance in accumulated other comprehensive income (loss) for each component:

	December 31,
	2006	2005	2004
	(dollars in thousands)
Net unrealized gains (losses) on mortgage-backed securities	$—	$—	$4
Unrealized foreign currency translation gains (losses)		160	325
Total other comprehensive income	$—	$160	$329

The following table presents the changes in accumulated other comprehensive income (loss):

	For the year ended December 31,
	2006	2005	2004
	(dollars in thousands)
Net increases in the net value of mortgage-backed securities	$—	$—	$1,361
Realized gains on mortgaged-backed securities recognized in net income (loss)	—	(3)	(2,101)
Net increases (decreases) from foreign currency translations	874	(594)	428
Realized (gains) losses in foreign currency included in net income (loss)	(1,034)	428	(327)
	$(160)	$(169)	$(639)

NOTE 24—ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company has estimated fair value amounts using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that could be realized in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

	December 31, 2006		December 31, 2005 (restated)
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(dollars in thousands)
Assets:
Cash and cash equivalents	$1,824	$1,824	$4,071	$4,071
Notes receivable	835	835	993	993
Liabilities:
Borrowings and notes payable	15,853	15,853	12,936	12,936
Obligations under capital leases	12,491	12,491	11,187	11,187

The methods and assumptions used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value are explained below:

Cash and cash equivalents—The carrying amounts approximate fair values due to the short-term nature of these instruments.

Notes Receivable—The fair value of notes receivable is based upon the present value of the expected cash flows from the notes.

Borrowing and notes payable—The fair value of notes payable by Fatburger and Centrisoft is based on a comparison of the terms of those loans with market terms for similar loans at those dates. The carrying value of the Company’s other borrowings approximate fair values due to the short-term nature of these instruments.

Obligations under capital leases—The fair value of obligations under capital leases is estimated based on current market rates for similar obligations with similar characteristics.

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2006 and 2005. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and therefore, current estimates of fair value may differ significantly from the amounts presented herein.

NOTE 25—OPERATING SEGMENTS

Operating segments consist of (i) restaurant operations conducted through Fatburger, (ii) manufacturing activities conducted through DAC International, (iii) real estate and financing activities, and (iv) software development and sales conducted through Centrisoft Corporation. Each segment operates with its own management and personnel. Beginning in 2006, the Company began allocating certain corporate expenses to Fatburger through a management fee. This management fee is reflective of management’s increased involvement in the restaurant operations. The Company began charging this fee to more closely represent the true costs of restaurant operations in the appropriate segment reporting. The management fee is eliminated upon consolidation. The following is a summary of each of the operating segments:

Restaurant Operations

As of December 31, 2006, the Company owned approximately 82% of the voting control of Fatburger, which operates or franchises 86 hamburger restaurants located primarily in California and Nevada. Franchisees currently own and operate 51 of the Fatburger locations. Ten new restaurants were opened during the year ended December 31, 2006, six franchise locations and four company-owned locations. In addition, Fatburger purchased five restaurants from franchisees during the year ended December 31, 2006.

	Year ended December 31,
	2006	2005	2004
	(dollars in thousands)
Company-owned restaurant sales	$28,394	$23,904	$21,889
Royalty revenue	2,235	1,816	1,431
Franchise fee revenue	544	563	—
Total revenue	31,173	26,283	23,320
Cost of sales	(15,851)	(13,939)	(13,042)
Depreciation and amortization	(1,694)	(1,386)	(1,499)
Other general & administrative costs	(15,110)	(11,593)	(10,809)
Interest expense	(832)	(816)	(725)
Market value impairment reserves	(291)	—	—
Management allocation	(2,233)	—	—
Minority interest in losses	109	—	—
Segment loss	$(4,729)	$(1,451)	$(2,755)
Capital expenditures	$3,378	$154	$1,688
Segment assets	22,683	19,431	20,203
Minority interests	78	—	—

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

	Year ended December 31,
	2006	2005 (restated)	2004
	(dollars in thousands)
Manufacturing sales	$9,811	$920	$—
Cost of sales	(5,719)	(532)	—
Engineering and development	(862)	(150)	—
Depreciation and amortization	(64)	(4)	—
Other general & administrative costs	(1,859)	(253)	—
Interest expense	(2)	—	—
Other non-operating income	70	31	—
Segment income	$1,375	$12	$—
Capital expenditures	$206	$—	$—
Segment assets	4,904	3,388	—

Real Estate and Financing Operations

The Company owns various interests in real estate and notes receivable. At December 31, 2006, real estate is comprised of leasehold interests in 73 freestanding retail buildings located throughout the United States and two apartment buildings located in Barcelona, Spain. At December 31, 2006, notes receivable have a carrying value of $0.8 million and are primarily secured by real estate.

	Year ended December 31,
	2006	2005 (restated)	2004 (restated)
	(dollars in thousands)
Rental income	$3,909	$4,298	$4,102
Operating expenses	(1,486)	(1,471)	(1,760)
Depreciation and amortization	(479)	(599)	(743)
Other general & administrative costs	(713)	(597)	(2,263)
Interest income	283	1,285	2,813
Interest expense	(1,853)	(1,185)	(1,317)
Other non-operating income	4,885	2,627	7,957
Market value impairment reserves	(1,027)	(299)	(99)
Equity in income (loss) of equity investees	748	(885)	4,419
Segment income	$4,267	$3,174	$13,109
Capital expenditures	$1,989	$9,560	$6,748
Segment assets	27,331	36,085	51,466
Investment in equity investees	—	803	1,901
Minority interests	363	231	462

Other non-operating income for the year ended December 31, 2006 includes gain on sale of real estate ($2.9 million), gain on sale of notes receivable ($0.5 million), foreign currency gains ($1.0 million), and commission and other non-operating revenue ($0.4 million).

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

	Year ended December 31,
	2006	2005	2004
	(dollars in thousands)
Software sales	$47	$8	$—
Engineering and development	(693)	(284)	—
Depreciation and amortization	(377)	(148)	—
Other general & administrative costs	(1,500)	(875)	—
Interest expense	(842)	(114)	—
Other non-operating expense	(46)	—	—
Segment loss	$(3,411)	$(1,413)	$—
Capital expenditures	$7	$—	$—
Segment assets	3,644	4,002	—

Reconciliation to net loss

	Year ended December 31,
	2006	2005 (restated)	2004 (restated)
	(dollars in thousands)
Segment income (loss) from operations	$(2,498)	$322	$10,354
Corporate expenses	(11,837)	(8,014)	(14,566)
Elimination of intercompany charges	2,929	170	64
Income tax benefit	1,176	—	—
Income from discontinued operations	103	319	78
Net loss	$(10,127)	$(7,203)	$(4,070)

Corporate expenses for the year ended December 31, 2006 includes $0.4 million paid to Peninsula Capital, an entity owned by the Company’s chief executive officer, as reimbursement of costs for the Company’s business use of certain private aircraft and $0.3 million paid to NetJets under the terms of a lease assumed by the Company from Peninsula Capital. The Board of Directors is aware of the relationship and approved the fees for the use of the aircraft and the assignment of the fractional lease.

NOTE 26—DISCONTINUED OPERATIONS

The Company holds a 51% ownership interest in George Elkins Mortgage Banking Company (“George Elkins”), a California commercial mortgage banking operation. George Elkins is headquartered in Los Angeles, with satellite offices located throughout the southern California area. In December 2006, the Company reached an agreement to sell George Elkins to a third party and the sale closed in February 2007. As such, all assets of George Elkins have been classified as held for sale at December 31, 2006 and 2005 and results from operations of George Elkins for the years ended December 31, 2006, 2005, and 2004 have been classified as discontinued operations. Prior to the decision to sell George Elkins, it was a reportable segment of the Company’s operations.

	Year ended December 31,
	2006	2005	2004
	(dollars in thousands)
Loan brokerage fees	$5,955	$7,445	$5,795
Loan servicing fees	952	982	707
Total revenue	6,907	8,427	6,502
Depreciation and amortization	(34)	(85)	(35)
Other general & administrative costs	(6,701)	(7,575)	(6,111)
Interest income	7	6	2
Other non-operating income	378	162	2
Minority interest in earnings	(454)	(616)	(282)
Segment income	$103	$319	$78
Capital expenditures	$6	$95	$—
Segment assets	1,238	2,075	2,038
Minority interests	130	301	199

NOTE 27—RESTATED QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

	Quarter Ended December 31,		Quarter Ended September 30,		Quarter Ended June 30,		Quarter Ended March 31,
	2006	2005(1)	2006(1)	2005(1)	2006(1)	2005(1)	2006(1)	2005(1)
	(dollars in thousands, except share data)
Total revenue	$11,788	$8,524	$11,328	$7,762	$10,525	$7,717	$11,299	$7,506
Total operating costs	(7,069)	(4,916)	(6,626)	(4,392)	(6,223)	(4,449)	(6,609)	(4,343)
Total general and administrative expenses	(9,443)	(6,560)	(7,822)	(5,490)	(7,943)	(4,733)	(6,510)	(4,961)
Interest income	41	150	66	156	98	656	78	323
Interest expense	(958)	(387)	(746)	(572)	(631)	(514)	(498)	(473)
Other income (loss)	(884)	877	1,677	174	1,564	962	1,235	346
Loss before income taxes, minority interests, and equity investees	(6,525)	(2,312)	(2,123)	(2,362)	(2,610)	(361)	(1,005)	(1,602)
Minority interest in earnings	38	—	5	—	53	—	13	—
Equity in income (loss) of equity investees	—	(911)	—	(415)	824	441	(76)	—
Income tax benefit	—	—	1,176	—	—	—	—	—
Net income (loss) from continuing operations	(6,487)	(3,223)	(942)	(2,777)	(1,733)	80	(1,068)	(1,602)
Income (loss) from discontinued operations	(41)	133	(7)	232	70	(20)	81	(26)
Net income (loss)	$(6,528)	$(3,090)	$(949)	$(2,545)	$(1,663)	$60	$(987)	$(1,628)
Basic earnings (loss) per share:
Continuing operations	$(0.81)	$(0.41)	$(0.12)	$(0.35)	$(0.22)	$0.01	$(0.13)	$(0.20)
Discontinued operations	$(0.01)	$0.02	$—	$0.03	$0.01	$—	$0.01	$—
Total	$(0.82)	$(0.39)	$(0.12)	$(0.32)	$(0.21)	$0.01	$(0.12)	$(0.20)
Diluted earnings (loss) per share:
Continuing operations	$(0.81)	$(0.41)	$(0.12)	$(0.35)	$(0.22)	$0.01	$(0.13)	$(0.20)
Discontinued operations	$(0.01)	$0.02	$—	$0.03	$0.01	$—	$0.01	$—
Total	$(0.82)	$(0.39)	$(0.12)	$(0.32)	$(0.21)	$0.01	$(0.12)	$(0.20)

(1)            Results of operations have been restated as described in Note 3.

NOTE 28—SUBSEQUENT EVENTS (UNAUDITED)

Restaurant openings

Subsequent to December 31, 2006, Fatburger opened one additional franchise location.

Sale of real estate

In December 2006, the VIE entered into an agreement to sell one of the apartment buildings in Barcelona, Spain. The sales price is approximately $8.3 million and the sale is expected to close during the second quarter of 2007.

Borrowings on note payable

Subsequent to December 31, 2006, the Company borrowed an additional $1.1 million on a note payable that had a balance of $2.1 million at December 31, 2006. The amended note has a balance of $3.2 million and is secured primarily by the Company’s interest in its wholly owned subsidiary, DAC International. The terms of the amended note were not significantly different from the terms at December 31, 2006.

Loans to senior executive

Prior to the passage of the Sarbanes-Oxley Act of 2002, Mr. Wiederhorn’s employment agreement allowed him to borrow a specified maximum amount from the Company to purchase shares of common stock. The loans are full recourse to the borrower and bear interest at the prime rate. The total amount of loans receivable from Mr. Wiederhorn, including compounded interest, was $1.1 million at December 31, 2006, and $1.0 million at December 31, 2005. The loans matured, subsequent to year end, on February 21, 2007. The Company has not extended the maturity date of the loans or amended any other terms. The Company and Mr. Wiederhorn are cooperating in completing the repayment of the loans in full, which is expected to occur in April 2007.

Discontinued operations

Subsequent to December 31, 2006, the sale of the Company’s discontinued operations, George Elkins, was finalized and the Company received $3.1 million for its portion of the proceeds.

Loans to Senior Executive

Prior to the passage of the Sarbanes-Oxley Act of 2002, Mr. Wiederhorn’s employment agreement allowed him to borrow a specified maximum amount from the Company to purchase shares of common stock. The loans are full recourse to the borrower and bear interest at the prime rate. The total amount of loans receivable from Mr. Wiederhorn, including compounded interest, was $1.1 million at December 31, 2006, and $1.0 million at December 31, 2005. The loans matured, subsequent to year end, on February 21, 2007. The Company has not extended the maturity date of the loans or amended any other terms. The Company and Mr. Wiederhorn are cooperating in completing the repayment of the loans in full, which is expected to occur in April 2007.

Schedule III
Real Estate and Accumulated Depreciation
As of December 31, 2006
(dollars in thousands)

Subsequently Capitalized
		Initial Cost			Carrying	Gross Carrying Value			Accumulated	Date of	Date	Depreciable
Description	Encumbrances	Land	Building	Improvements	Costs	Land	Building	Total	Depreciation	Construction	Acquired	Life

Atlantida building—Barcelona, Spain	$935	$—	$1,371	$—	$731	$—	$2,102	$2,102	$—	Unknown	January 2005	n/a
Bernardi building—Barcelona, Spain	2,500	—	6,005	—	2,587	—	8,592	8,592	—	Unknown	October 2005	n/a
33 Freestanding retail properties	10,471	—	12,814	788	—	—	13,602	13,602	(1,732)	Various	October 2002	Various
Investment in Real Estate	$13,906	$—	$20,190	$788	$3,318	$—	$24,296	$24,296	$(1,732)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 as amended, the Registrant has duly caused this report to be signed on its behalf on April 2, 2007, by the undersigned, thereunto duly authorized.

Fog Cutter Capital Group Inc.

By:	/s/ Andrew A. Wiederhorn
Andrew A. Wiederhorn

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on April 2, 2007 by the following persons on behalf of the Registrant and in the capacities indicated.

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