Form 10-Q
period 2007-03-31
FOG CUTTER CAPITAL GROUP INC
filed 2007-05-11
CIK 1048566

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                Yes☐  No☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2007
Common Stock, par value $0.0001 per share	7,957,428 shares

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

FOG CUTTER CAPITAL GROUP INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(dollars in thousands, except share data)

	March 31, 2007 (unaudited)	December 31, 2006
Assets
Current Assets:
Cash and cash equivalents	$1,619	$1,824
Accounts receivable	1,554	1,586
Notes receivable, current portion	464	464
Loans to senior executives	1,094	1,077
Inventories	2,687	2,442
Investments in real estate, held for sale, net	11,250	11,062
Current assets held for sale	—	27
Other current assets	1,205	1,243
Total current assets	19,873	19,725

Investments in real estate, net	11,460	11,502
Notes receivable	365	371
Property, plant and equipment, net	10,297	10,576
Intangible assets, net	5,193	5,262
Goodwill	10,526	10,526
Other assets held for sale	—	385
Other assets	1,359	1,453
Total assets	$59,073	$59,800

Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable and accrued liabilities	$13,457	$11,762
Current liabilities associated with assets held for sale	—	441
Borrowings and notes payable, current portion	14,410	13,453
Obligations under capital leases, current portion	578	608
Total current liabilities	28,445	26,264

Borrowings and notes payable	2,435	2,400
Obligations under capital leases	11,832	11,883
Deferred income	4,536	4,061
Deferred income taxes	4,390	4,397
Total liabilities	51,638	49,005

Commitments and contingencies
Minority interests in consolidated subsidiaries	436	441
Minority interests in consolidated subsidiaries held for sale	—	130

Stockholders’ Equity:
Preferred stock, $.0001 par value; 25,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.0001 par value; 200,000,000 shares authorized; 11,757,073 shares issued as of March 31, 2007 and December 31, 2006; 7,957,428 shares outstanding as of March 31, 2007 and December 31, 2006	169,391	168,965
Accumulated deficit	(150,383)	(146,732)
Treasury stock, 3,799,645 common shares as of March 31, 2007 and December 31, 2006, at cost	(12,009)	(12,009)
Total stockholders’ equity	6,999	10,224
Total liabilities and stockholders’ equity	$59,073	$59,800

The accompanying notes are an integral part of these consolidated financial statements.

FOG CUTTER CAPITAL GROUP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)
(dollars in thousands, except share data)

	Quarter Ended
	March 31,
	2007	2006
Revenue:
Restaurant and manufacturing sales	$9,919	$9,595
Restaurant franchise and royalty fees	539	637
Real estate rental income	935	1,067
Total revenue	11,393	11,299

Operating costs and expenses:
Restaurant and manufacturing cost of sales	5,786	5,330
Real estate operating expense	387	441
Engineering and development	386	410
Depreciation and amortization	583	428
Total operating costs and expenses	7,142	6,609

General and administrative expenses:
Compensation and employee benefits	4,847	2,585
Professional fees	674	442
Fees paid to related parties	—	160
Other	4,205	3,323
Total general and administrative expenses	9,726	6,510

Non-operating income (expense):
Gain on sale of real estate	—	505
Gain on sale of notes receivable	—	496
Interest income	43	79
Interest expense	(859)	(500)
Other income, net	91	233
Total non-operating income (expense)	(725)	813

Loss before provision for income taxes, minority interests, and equity in income of equity investees	(6,200)	(1,007)

Minority interest in earnings	35	13
Equity in loss of equity investees	—	(76)

Loss from continuing operations	(6,165)	(1,070)

Income from discontinued operations (including gain on sale of $2,492)	2,514	82

Net loss	$(3,651)	$(988)

Basic loss per share from continuing operations	$(0.77)	$(0.13)
Basic earnings per share from discontinued operations	$0.31	$0.01
Basic loss per share	$(0.46)	$(0.12)
Basic weighted average shares outstanding	7,957,428	7,957,428
Diluted loss per share from continuing operations	$(0.77)	$(0.13)
Diluted earnings per share from discontinued operations	$0.31	$0.01
Diluted loss per share	$(0.46)	$(0.12)
Diluted weighted average shares outstanding	7,957,428	7,957,428

Dividends declared per share	$—	$0.13

The accompanying notes are an integral part of these consolidated financial statements.

FOG CUTTER CAPITAL GROUP INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(dollars in thousands, except share data)

	Common Stock		Treasury Stock		Accumulated
	Shares (1)	Amount	Shares	Amount	Deficit	Total
Balance at January 1, 2007	7,957,428	$168,965	3,799,645	$(12,009)	$(146,732)	$10,224
Comprehensive income (loss):
Net loss	—	—	—	—	(3,651)	(3,651)
Stock options expensed in net loss	—	426	—	—	—	426
Balance at March 31, 2007	7,957,428	$169,391	3,799,645	$(12,009)	$(150,383)	$6,999

(1)Issued and outstanding

The accompanying notes are an integral part of these consolidated financial statements.

FOG CUTTER CAPITAL GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
(dollars in thousands)

	Quarter Ended
	March 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(3,651)	$(988)
Income from discontinued operations	(2,514)	(82)
Loss from continuing operations	(6,165)	(1,070)
Adjustments to reconcile net loss to net operating cash flows:
Equity in loss of equity investees	—	76
Depreciation and amortization	829	587
Gain on foreign currency	(115)	(137)
Gain on sale of notes receivable and other assets	—	(496)
Gain on sale of real estate	—	(505)
Share based compensation	426	57
Other	5	11
Change in:
Other assets	(162)	(437)
Deferred income	475	(20)
Deferred income taxes	(7)	(9)
Accounts payable and accrued liabilities	2,440	(536)
Net cash used in operating activities	(2,274)	(2,479)

Cash flows from investing activities:
Proceeds from sale of real estate	—	3,486
Proceeds from sale of notes receivable and other assets	—	664
Investment in real estate	(118)	(905)
Purchase of net assets of restaurant operations	—	(688)
Investments in property, plant, and equipment	(1,336)	(351)
Other	(13)	(9)
Net cash provided by (used in) investing activities	(1,467)	2,197

Cash flows from financing activities:
Proceeds from borrowings	1,064	367
Repayments on borrowings	(123)	(275)
Repayments under capital leases	(80)	(137)
Investments by minority interests, net	25	97
Dividend payments on common stock	—	(1,034)
Net cash provided by (used in) financing activities	886	(982)

Effect of exchange rate change on cash	—	8
Net change in cash and cash equivalents from continuing operations	(2,855)	(1,256)

Net change in cash and cash equivalents from discontinued operations:
Net cash used in operating activities	(22)	(95)
Net cash provided by investing activities	2,925	—
Net cash used in financing activities	(253)	(245)
Net change in cash and cash equivalents	(205)	(1,596)
Cash and cash equivalents at beginning of period	1,824	4,071
Cash and cash equivalents at end of period	$1,619	$2,475

Supplemental disclosures of cash flow information:
Cash paid for interest	$789	$512
Cash paid for income taxes	$7	$9

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1 - BASIS OF PRESENTATION AND ACCOUNTING POLICIES

The accompanying interim consolidated financial statements of Fog Cutter Capital Group Inc. and Subsidiaries (“FCCG” or the “Company”) are unaudited and have been prepared in conformity with the requirements of Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), particularly Rule 10-01 thereof, which governs the presentation of interim financial statements.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  The accompanying interim consolidated financial statements should be read in conjunction with the Company’s Annual Report as of and for the year ended December 31, 2006 on Form 10-K (“2006 Form 10-K”), as previously filed with the SEC on April 2, 2007.  Except as described below, there have been no changes to the Company’s significant accounting policies as described in Note 2 to the consolidated financial statements in its 2006 Form 10-K.

In the Company’s opinion, all adjustments, comprised of normal recurring accruals necessary for the fair presentation of the interim financial statements, have been included in the accompanying consolidated financial statements.  Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

At March 31, 2007, certain Company officers and directors had, directly or indirectly, majority voting control of the Company.

Accounting for income taxes

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), clarifying the manner in which enterprises account for uncertainty in income taxes recognized in an enterprise’s financial statements.  The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The Company adopted FIN 48 on January 1, 2007 with no material effect to the Company’s consolidated financial statements.

NOTE 2 - RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

In the Company’s 2006 Form 10-K, the Company restated its consolidated statement of financial condition as of December 31, 2005 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the fiscal years ended December 31, 2005 and 2004 as a result of a change in the method of accounting to correct an error in accounting for certain capital leases and the correction of certain timing errors in the recognition of sales.  The restatement is more fully described in Note 3 – Restatement of Consolidated Financial Statements to the Consolidated Financial Statements and in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of the 2006 Form 10-K.  Financial information included in the reports on Form 10-K, Form 10-Q, and Form 8-K filed by the Company between April 1, 2004 and December 31, 2006, and the related opinions of its independent registered public accounting firm, and all earnings press releases and similar communications issued by the Company during that period, are superseded in their entirety by the 2006 Form 10-K.

NOTE 3 - SIGNIFICANT TRANSACTIONS

The following significant events affected our operations for the three months ended March 31, 2007:

Restaurant openings

During the three months ended March 31, 2007, Fatburger Holdings Inc. (“Fatburger”), the Company’s restaurant operations subsidiary, opened one additional franchise location.

Discontinued operations

On February 28, 2007, Fog Cap Commercial Lending Inc., a wholly owned subsidiary of the Company, sold its 51% interest in George Elkins Mortgage Banking Company (“George Elkins”).  The Company received $2.9 million for its portion of the proceeds and recorded a gain on sale of $2.5 million.

Borrowings on notes payable

In January 2007, the Company borrowed an additional $1.1 million on a note payable that had a balance of $2.1 million at December 31, 2006.  The amended note has a balance of $3.2 million and is secured primarily by the Company’s interest in its wholly owned subsidiary, DAC International (“DAC”).  The terms of the amended note were not significantly different from the terms at December 31, 2006.

NOTE 4 – COMMITMENTS, CONTINGENCIES & OFF-BALANCE SHEET RISK

Warlick complaints

On October 16, 2006, Fatburger Holdings, Inc., Fatburger Corporation and Fatburger North America, Inc. filed suit against Keith A. Warlick (“Warlick”) the former Chief Executive Officer of Fatburger Holdings, Inc. and Fatburger Corporation.  Warlick’s employment with Fatburger was terminated on September 21, 2006 by resolution of the board of directors of Fatburger Holdings, Inc.  The Fatburger companies initiated the lawsuit to recover damages from Warlick arising from wrongful acts and conduct during and after his employment, and are asserting claims for:  breach of contract, breach of duty of loyalty, breach of fiduciary duty, conversion – embezzlement; fraud/commencement; intentional interference with contractual relations, and equitable indemnity.  Warlick filed an answer to the lawsuit denying the allegations and included a cross-complaint against Fatburger Holdings, Inc., Fatburger Corporation, Fatburger North America, Inc., Fog Cutter Capital Group, Inc., and Andrew Wiederhorn, for breach of contract, employment discrimination based on race and retaliation, wrongful termination and defamation — slander without any specification of damages.   The defendants to the cross-complaint filed by Warlick dispute the allegations of the cross-complaint and intend to vigorously defend against the cross-complaint.

In further response to the termination of his employment and above lawsuit, on February 6, 2007, Warlick, his wife, and a limited liability company controlled by Warlick, each of whom is a minority shareholder of Fatburger Holdings, Inc., filed a second lawsuit against various Fatburger entities, the Company, Andrew Wiederhorn, and members of the Fatburger board of directors.  The complaint alleges fraud, negligent misrepresentation against Wiederhorn and the Company, and breach of contract and breach of fiduciary duty against all the defendants, related to business transactions which the plaintiff’s allege were not in the best interests of Fatburger Holdings, Inc., or the plaintiff minority shareholders.  The defendants dispute the allegations of the lawsuit and intend to vigorously defend against the claims.

Liquidity

As of March 31, 2007, borrowings related to the Barcelona properties of $0.9 million were reflected as current liabilities in the accompanying Consolidated Statements of Financial Condition due to management’s intention to sell these properties and repay the related debt at the time of sale.

As of March 31, 2007, Fatburger was not in compliance with all obligations under the agreements evidencing its indebtedness, as defined in the applicable agreements.  Fatburger failed to meet the prescribed fixed charge coverage ratio and the prescribed debt-coverage ratio for three notes payable.  As a result, the lender has the right to demand repayment of the notes after serving notice.  As such, in the accompanying Consolidated Statements of Financial Condition, approximately $4.1 million of long-term debt has been classified as current liabilities.  The lender has not demanded early repayment of the loans; however, if the lender exercises its right to demand payment, the Company’s liquidity could be negatively affected.

The sale of real estate and other investments is considered to be a normal, recurring part of operations and management expects these transactions to generate adequate cash flow to meet the Company’s liquidity needs for the 2007 fiscal year.

Dividends

The Company does not have a fixed dividend policy, and may declare and pay new dividends on common stock, subject to financial condition, results of operations, capital requirements and other factors deemed relevant by the Board of Directors.  One factor the Board of Directors may consider is the impact of dividends on the Company’s liquidity.  No dividends have been declared or paid in 2007.

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

Centrisoft operations

The Company expects that Centrisoft Corporation (“Centrisoft”) will require capital resources and have negative cash flow in the near term.  Since Centrisoft is in the early stages of its marketing, there can be no assurance that it will be successful in attracting a significant customer base.  Centrisoft is currently marketing its software to potential customers both directly and through re-seller relationships.  There can be no assurance that Centrisoft will be successful in generating sufficient cash flow to support its own operations in the near term.

Other

In order to facilitate the development of franchise locations, as of March 31, 2007, Fatburger had guaranteed the annual minimum lease payments of four restaurant sites owned and operated by franchisees.  The guarantees approximate $1.1 million plus certain contingent rental payments as defined in the respective leases.  These leases expire at various times through 2015.

The Company may utilize a wide variety of off-balance sheet financial techniques to manage risk.  In hedging the interest rate and/or exchange rate exposure of a foreign currency denominated asset or liability, the Company may enter into hedge transactions to counter movements in interest rates and foreign currencies.  These hedges may be in the form of currency and interest rate swaps, options, and forwards, or combinations thereof.  In December 2006, the Company purchased 64 American-style options to sell up to 62,500 euro each, (for a total of 4.0 million euros) at $1.31 per euro, any time before June 30, 2007.  These options are carried at fair market value on the Consolidated Statements of Financial Condition at March 31, 2007 and December 31, 2006.

There were no other off-balance sheet arrangements in place as of March 31, 2007.

NOTE 5 – STOCK OPTIONS AND RIGHTS

The Company has a non-qualified stock option plan (the “Option Plan”) which provides for options to purchase shares of the Company’s common stock.  The maximum number of shares of common stock that may be issued pursuant to options granted under the Option Plan is 3,500,000 shares.  Each independent director receives, on the last day of each quarter, an automatic non-statutory option grant to purchase 1,500 shares of common stock at 110% of the fair market value on that day.  Automatic grants will vest one third on each of the first three anniversaries of the grant date and expire on the tenth anniversary of the grant date.  In addition to the 4,500 options granted to independent directors, during the three months ended March 31, 2007, the Company granted to certain Managers of the Company (as defined by the Option Plan) options to purchase a total of 75,000 shares of common stock at 110% of the fair market value on the grant date.  These grants will vest one third on each of the first three anniversaries of the grant date and expire on the tenth anniversary of the grant date.

There were no options granted with exercise prices below the market value of the stock at the grant date.  Fair values for 2007 were estimated using the Black-Scholes option-pricing model with the following weighted average assumptions used: 0% dividend yield, expected volatility of 76%, risk-free interest rate of 5.0% and expected lives of five years.

A summary of our stock options activity for the three months ended March 31, 2007 is presented below:

	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2007	2,762,000	$1.45
Granted	79,500	$2.07
Exercised	—	$—
Cancelled/forfeited	—	$—
Outstanding at March 31, 2007	2,841,500	$1.46

A summary of our stock options outstanding as of March 31, 2007 is presented below:

Range of Exercise Prices	Shares	Weighted Average Remaining Life	Weighted Average Exercise Price
$1.00 – 2.00	2,616,000	9.7	$1.32
$2.01 – 4.00	162,000	9.5	$2.55
$4.01 – 8.00	63,500	7.3	$4.46
Total	2,841,500	9.7	$1.46

NOTE 6 – VARIABLE INTEREST ENTITIES

As of March 31, 2007, the Company has funded loans totaling $10.1 million to two related Spanish entities formed to purchase, reposition and sell apartment buildings in Barcelona, Spain.  Under the terms of the loans, the investments meet the definition of a Variable Interest Entity (“VIE”) under FASB Interpretation No. 46 (“FIN 46”) and the Company is the primary beneficiary of the VIE.  As a result, the assets, liabilities, and results of operations of the VIE have been consolidated into the accompanying consolidated financial statements as of March 31, 2007.

The VIE currently owns two apartment buildings, consisting of 33 residential units with a book value of approximately $10.9 million, including capital improvements and carrying costs.  The two properties met the criteria to be classified as “held for sale” and were classified as such on the Statement of Financial Condition at March 31, 2007.  In December 2006, the VIE entered into an agreement to sell one of the two buildings for a sales price of approximately $8.6 million.  Assets and liabilities of the VIE included in the accompanying consolidated statements of financial condition are summarized as follows:

Investment in real estate, held for sale, net	$10,885,000
Other assets	33,000
Borrowings and notes payable (included in current liabilities at March 31, 2007)	935,000
Accrued expenses and other liabilities	714,000
Minority interest	367,000

NOTE 7 – LOANS TO SENIOR EXECUTIVES

Prior to the passage of the Sarbanes-Oxley Act of 2002, the Company’s employment agreement with its Chief Executive Officer, Andrew Wiederhorn, allowed him to borrow a specified maximum amount from the Company to purchase shares of common stock.  The loans are full recourse to the borrower and bear interest at the prime rate.  The total amount of loans receivable from Mr. Wiederhorn, including compounded interest, was $1.1 million at March 31, 2007.  The loans matured on February 21, 2007.  The Company has not extended the maturity date of the loans or amended any other terms.  The Company and Mr. Wiederhorn are cooperating in completing the repayment of the loans in full.

NOTE 8 – INVENTORIES

Inventories relate primarily to the DAC International subsidiary and consist of the following:

	March 31, 2007	December 31, 2006
	(dollars in thousands)

Raw materials	$1,229	$1,703
Work in progress	826	138
Finished goods	632	601
Total inventories	$2,687	$2,442

NOTE 9 – OPERATING SEGMENTS

Operating segments consist of (i) restaurant operations conducted through Fatburger, (ii) manufacturing activities conducted through DAC International, (iii) real estate and financing activities, and (iv) software development and sales conducted through Centrisoft Corporation.  Each segment operates with its own management and personnel.  Beginning in the fourth quarter of 2006, the Company began allocating certain corporate expenses to Fatburger through a management fee.  This management fee is reflective of management’s increased involvement in the restaurant operations.  The Company began charging this fee to more closely represent the true costs of restaurant operations in the appropriate segment reporting.  The management fee is eliminated upon consolidation.  The following is a summary of each of the operating segments:

Restaurant operations

As of March 31, 2007, the Company owned approximately 82% of the voting control of Fatburger, which operates or franchises 87 hamburger restaurants located primarily in California and Nevada.  Franchisees currently own and operate 52 of the Fatburger locations.  One new franchise restaurant was opened during the three months ended March 31, 2007.

	Three months ended March 31,
	2007	2006
	(dollars in thousands)

Company-owned restaurant sales	$7,602	$6,285
Royalty revenue	519	564
Franchise fee revenue	20	74
Total revenue	8,141	6,923

Cost of sales	(4,411)	(3,658)
Depreciation and amortization	(534)	(356)
Other general & administrative costs	(3,888)	(3,074)
Interest expense	(214)	(255)
Management allocation	(535)	—
Minority interest in losses	35	13
Segment loss	$(1,406)	$(407)

Capital expenditures	$244	$261
Segment assets	$22,219	$19,994
Minority interests	$68	$174

Manufacturing operations

The Company conducts manufacturing activities through its wholly-owned subsidiary, DAC International.  DAC is a supplier of computer controlled lathes and milling machinery for the production of eyeglass, contact, and intraocular lenses.

	Three months ended March 31,
	2007	2006
	(dollars in thousands)

Manufacturing sales	$2,313	$3,293
Cost of sales	(1,376)	(1,672)
Engineering and development	(235)	(230)
Depreciation and amortization	(24)	(8)
Other general & administrative costs	(622)	(377)
Interest expense	(3)	(6)
Other non-operating income	14	1
Segment income	$67	$1,001

Capital expenditures	$45	$38
Segment assets	$5,480	$4,791

Real estate and financing operations

The Company owns various interests in real estate and notes receivable.  At March 31, 2007, real estate is comprised of ownership or leasehold interests in 74 freestanding retail buildings located throughout the United States and two apartment buildings located in Barcelona, Spain.  At March 31, 2007, notes receivable have a carrying value of $0.8 million and are primarily secured by real estate.

	Three months ended March 31,
	2007	2006
	(dollars in thousands)

Rental income	$935	$1,066
Operating expenses	(387)	(441)
Depreciation and amortization	(110)	(138)
Other general & administrative costs	(50)	(241)
Interest income	43	79
Interest expense	(628)	(256)
Other non-operating income	77	1,234
Equity in loss of equity investees	—	(76)
Segment income (loss)	$(120)	$1,227

Capital expenditures	$—	$828
Segment assets	$27,840	$32,668
Investment in equity investees	$—	$738
Minority interests	$367	$333

Other non-operating income for the three months ended March 31, 2007 is primarily composed of foreign currency gains of $0.1 million, compared to gain on sale of real estate ($0.5 million), gain on sale of notes receivable ($0.5 million), foreign currency gains ($0.1 million), and commission and other non-operating revenue ($0.1 million) for the three months ended March 31, 2006.

Software development and sales operations

The Company holds a 79% ownership interest in Centrisoft, which conducts software development and sales activities.  Centrisoft develops and sells software that controls and enhances the productivity of enterprise networks and provides first level security against unauthorized applications and users.

	Three months ended March 31,
	2007	2006
	(dollars in thousands)

Software sales	$4	$17
Engineering and development	(151)	(180)
Depreciation and amortization	(112)	(79)
Other general & administrative costs	(221)	(436)
Interest expense	(268)	(164)
Segment loss	$(748)	$(842)

Capital expenditures	$—	$7
Segment assets	$3,534	$3,997

Reconciliation to total net loss

	Three months ended March 31,
	2007	2006
	(dollars in thousands)

Segment loss from operations	$(2,207)	$979
Corporate expenses	(4,748)	(2,230)
Elimination of intercompany charges	790	181
Income from discontinued operations	2,514	82
Net loss	$(3,651)	$(988)

NOTE 10 – DISCONTINUED OPERATIONS

The Company held a 51% ownership interest in George Elkins, a California commercial mortgage banking operation.  In December 2006, the Company reached an agreement to sell George Elkins to a third party and the sale closed in February 2007.  As such, all assets of George Elkins have been classified as held for sale at December 31, 2006 and results from operations of George Elkins for the three months ended March 31, 2007 and 2006 have been classified as discontinued operations.  Prior to the decision to sell George Elkins, it was a reportable segment of the Company’s operations.

	Three months ended March 31,
	2007	2006
	(dollars in thousands)

Loan brokerage fees	$1,673	$1,693
Loan servicing fees	134	300
Total revenue	1,807	1,993

Depreciation and amortization	(4)	(7)
Other general & administrative costs	(1,811)	(1,884)
Interest income	2	2
Other non-operating income	13	144
Minority interest in earnings	15	(166)
Gain on sale of discontinued operations	2,492	—
Income from discontinued operations	$2,514	$82

Capital expenditures	$—	$—
Segment assets	$—	$1,341
Minority interests	$—	$222

NOTE 11 – SUBSEQUENT EVENTS

Restaurant openings

Subsequent to March 31, 2007, Fatburger opened one additional franchise location.

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

Executive Overview

Business overview

Fog Cutter Capital Group Inc. is primarily engaged in the operations of its Fatburger Holdings, Inc. (“Fatburger”) restaurant business.  Later in our 2007 fiscal year, we intend to change our corporate name to Fatburger Restaurants Inc. in order to better reflect our primary business going forward.

Fatburger, “The Last Great Hamburger Stand”®, opened its first restaurant in Los Angeles in 1952.  There are currently 87 Fatburger restaurants located in 14 states and in Canada.  The restaurants specialize in fresh, made to order hamburgers and other specialty sandwiches.  French fries, homemade onion rings, hand-scooped ice cream shakes and soft drinks round out the menu.  We acquired the controlling interest in Fatburger in August 2003 and currently own 82% voting control.

We plan to open additional Fatburger restaurants throughout the United States and internationally, including Canada and China.  We intend to continue to open company-owned restaurants in strategic markets and increase the number of franchised locations in the U.S and internationally.  Franchisees currently own and operate 52 of the Fatburger locations and we have agreements for approximately 207 new franchise locations.  As is typical for our industry, the identification of qualified franchisees and quality locations has an impact on the rate of growth in the number of our restaurants.

In addition to our restaurant operation, we also conduct manufacturing activities, software development and sales activities, and make real estate and other real estate-related investments through various controlled subsidiaries.

Operating segments

Our operating segments are:

(i)             Restaurant operations – conducted through our Fatburger subsidiary,

(ii)          Manufacturing operations – conducted through our wholly owned subsidiary, DAC International (“DAC”),

(iii)       Real estate and finance operations, and

(iv)      Software development and sales operations – conducted through our subsidiary, Centrisoft Corporation (“Centrisoft”).

Due to the varied nature of our operations, we do not utilize a standard array of key performance indicators in evaluating our results of operations.  Our evaluation instead focuses on an investment-by-investment or asset-by-asset analysis within our operating segments.

Significant events

The following significant events affected our operations for the three months ended March 31, 2007:

•                  Restaurant openings – During the three months ended March 31, 2007, Fatburger opened one additional franchise location.

•                  Discontinued operations – On February 28, 2007, Fog Cap Commercial Lending Inc., our wholly owned subsidiary, sold its 51% interest in George Elkins Mortgage Banking Company (“George Elkins”).  We received $2.9 million for our portion of the proceeds and recorded a gain on sale of $2.5 million.

•                  Borrowings on notes payable – In January 2007, we borrowed an additional $1.1 million on a note payable that had a balance of $2.1 million at December 31, 2006.  The amended note has a balance of $3.2 million and is secured primarily by our interest in DAC.  The terms of the amended note were not significantly different from the terms at December 31, 2006.

Results of operations

We have incurred net losses from continuing operations as follows:

	Three months ended March 31,
	2007	2006
	(dollars in thousands, except per share data)
Net loss	$(6,165)	$(1,070)
Net loss per share	$(0.77)	$(0.13)

Our net loss from continuing operations was $6.2 million (or $0.77 per share) for the three months ended March 31, 2007, compared to $1.1 million (or $0.13 per share) for the same period in the prior year.  The loss is primarily due to operating expenses associated with our management infrastructure.  We have put in place a management structure which we believe will enable us to significantly expand our operations, notably our Fatburger subsidiary.  However, until the growth is realized, the cost of our management structure will be borne by our existing operations.

The following sections describe the results of operations of our operating segments for the three months ended March 31, 2007.

Restaurant segment operations

The following table shows our operating margin for company-owned restaurants for the three months ended March 31, 2007 and 2006:

	Three months ended March 31,
	2007	2006
	(% to Company-owned restaurant sales)
Restaurant sales:
Company-owned restaurant sales	100.0%	100.0%
Cost of sales – food, paper, merchandise	(24.0)%	(28.1)%
Cost of sales – wages and benefits	(34.0)%	(30.1)%
Restaurant depreciation and amortization	(6.2)%	(4.6)%
Operating margin (restaurant sales only)	35.8%	37.2%

The following table shows our total operating results from the restaurant segment for the three months ended March 31, 2007 and 2006:

	Three months ended March 31,
	2007	2006
	(% to total revenue)
Total restaurant operations:
Company-owned restaurant sales	93.4%	90.8%
Royalty revenue	6.4%	8.1%
Franchise fee revenue	0.2%	1.1%
Total revenue	100.0%	100.0%

Cost of sales	(60.0)%	(57.0)%
General & administrative costs	(48.5)%	(45.4)%
Interest expense	(2.6)%	(3.7)%
Management allocation	(6.6)%	—%
Minority interest in losses	0.4%	0.2%
Segment loss	(17.3)%	(5.9)%

For the three months ended March 31, 2007, company-owned restaurant sales increased 20.6% to $7.6 million from $6.3 million for the same period in 2006.  This increase was primarily the result of the addition of nine company-owned restaurants in 2006 and a price increase in June 2006.  Same store sales for company-owned restaurants open during all of 2006 decreased 6.3% for the first three months of 2007 compared to the same period in 2006.  The operating margin as a percentage of sales for company-owned locations decreased to 35.8% in 2007 from 37.2% in 2006.  This was due primarily to increases in labor costs of 3.9% as a percentage of sales and restaurant depreciation expense of 1.6% (from the addition of nine company-owned restaurants in 2006), partially offset by reductions in food costs as a percentage of sales of 4.1%.

Royalty revenue decreased 16.7%, from $0.6 million for the first three months of 2006 to $0.5 million for the three months ended March 31, 2007, as a result of decreased sales in our franchise locations and the conversion of five franchise locations to company-owned stores subsequent to March 31, 2006.  We added one franchise location during the three months ended March 31, 2007.  Same store sales for franchise restaurants open during all of 2006 decreased 11.5% for the first three months of 2007 compared to the same period in 2006.

System-wide same store sales decreased 9.3% for stores open during all of 2006 during the first three months of 2007 compared to the same period in 2006.  Our loss from restaurant operations was 17.3% of total revenue for the three months ended March 31, 2007 compared to 5.9% for the same period in 2006.  The change is due to the implementation of a management allocation of our corporate expenses, as well as increased general and administrative expenses as we continue to set up our infrastructure to support our expansion.

We intend to continue to open company-owned restaurants in strategic markets and increase the number of franchised locations in the U.S. and internationally.  Since we acquired our interest in Fatburger in August 2003, Fatburger has added 38 new restaurants through March 31, 2007.  While we seek to expand the number of existing restaurants, the identification of qualified franchisees and quality locations has an effect on the rate of growth in the number of our restaurants.

Manufacturing segment operations

	Three months ended March 31,
	2007	2006
	(% to total revenue)
Manufacturing sales	100.0%	100.0%
Manufacturing cost of sales	(59.5)%	(50.8)%
Engineering and development	(10.2)%	(7.0)%
Operating margin	30.3%	42.2%

Compensation expense	(18.1)%	(8.2)%
Depreciation expense	(1.1)%	(0.2)%
Other operating expense	(8.2)%	(3.4)%
Segment income	2.9%	30.4%

Total revenue for this segment was $2.3 million for the three months ended March 31, 2007, compared to $3.3 million for the same period in 2006.  Net income for this segment was $0.1 million for the first three months of 2007, compared to $1.0 for the same period in 2006.  In order to focus our efforts on our restaurant segment, we intend to sell our equity position in DAC for an amount higher than our net investment.  If we were to sell this segment, it would decrease our net revenue and increase our net loss.  There can be no assurance that we will be able to sell this segment for a profit.

Real estate and finance segment operations

	Three months ended March 31,
Real estate operations:	2007	2006
	(dollars in thousands)

Operating revenue	$935	$1,066
Operating expenses	(387)	(441)
Depreciation and amortization	(110)	(138)
Operating margin	438	487

General and administrative expenses	(38)	(227)
Interest expense	(339)	(256)
Gain on sale of real estate	—	505
Other non-operating income	5	5
Income from real estate operations	$66	$514

During the three months ended March 31, 2007, our operating margin on real estate decreased less than $0.1 million, to $0.4 million, compared to $0.5 million for the same period of 2006.  Although we have continued to sell certain real estate investments, we have been able to maintain our operating margin at relatively stable levels due to our success in reducing vacancies and increasing lease rates.  In the first quarter of 2006, we sold seven buildings for total proceeds of $3.5 million, resulting in a net gain on sale of approximately $0.5 million.  General and administrative expenses have decreased for the first quarter of 2007 compared to 2006, primarily due to the VIE investments in Barcelona nearing completion and being marketed for sale.  Interest expense for the three months ended March 31, 2007 has increased compared to the same period of 2006 as we borrowed money on various notes payable secured by certain real estate investments in the second half of 2006.

Interest income – Our interest income for the three months ended March 31, 2007 was less than $0.1 million, compared with $0.1 million for the first quarter of 2006.  The decrease is primarily attributable to a net reduction in average asset balance, reflecting the sale or repayment of notes in our notes receivable portfolio.

Foreign exchange gains – Changes in foreign currency exchange rates resulted in a net gain of approximately $0.1 million in this segment for the three months ended March 31, 2007 and 2006.  At March 31, 2007, approximately 18% of our total assets and 4% of our total liabilities were denominated in the euro.  See Item 3 – Quantitative and Qualitative Disclosures about Market Risk for further analysis.

Other non-operating income – In the three month ended March 31, 2006, we had equity in losses of equity investee of $0.1 million and gain on sale of notes receivable of $0.5 million in this segment.  There are no comparable income sources in 2007.

Software development and sales segment operations

	Three months ended March 31,
	2007	2006
	(dollars in thousands)
Software sales	$4	$17
Engineering and development	(151)	(180)
Compensation expense	(108)	(277)
Depreciation expense	(112)	(79)
Other operating expense	(113)	(159)
Interest expense	(268)	(164)
Segment loss	$(748)	$(842)

Total revenue for this segment was less than $0.1 million for each of the three months ended March 31, 2007 and 2006.  Segment loss was approximately $0.8 million for the first quarter of 2007 and 2006.  In order to focus our efforts on our restaurant segment, we intend to sell all, or a portion of, our equity position in Centrisoft.  If we were to sell this segment, we believe that it would have a positive effect on our cash flow and decrease our net loss.  There can be no assurance that we will be able to sell this segment.

Corporate expenses

	Three months ended March 31,
	2007	2006
	(dollars in thousands)
Compensation and employee benefits	$3,564	$1,348
Travel and entertainment	429	307
Insurance	136	262
Professional fees	292	61
Occupancy costs	44	47
Directors fees	124	77
Other expenses	159	128
Total operating expenses	$4,748	$2,230

For the three months ended March 31, 2007, we incurred corporate operating expenses of $4.7 million, compared to $2.2 million for the same period in 2006.  This increase is primarily due to an increase in compensation expenses.  Corporate expenses for the first quarter of 2007 also include $0.4 million for share based payments accounted for under FAS 123R, compared to less than $0.1 million for the same period in 2006.  The increase is due to various stock option grants in August 2006 and a stock option exchange plan adopted in December 2006.

Management allocation and other intercompany charges

In the fourth quarter of 2006, as we focused our efforts on the Fatburger segment we began allocating a portion of our corporate expenses to our restaurant segment to more accurately reflect the operating results of that segment.  This allocation was $0.5 million for the three months ended March 31, 2007.  This allocation is eliminated upon consolidation on the Consolidated Statements of Operations.  There was no comparable allocation in the first quarter of 2006.  Other intercompany charges, including intercompany interest expense, are eliminated upon consolidation, and totaled $0.3 million for the three month ended March 31, 2007 and $0.2 million for the same period in 2006.

Income taxes

During the three months ended March 31, 2007 and 2006, a provision for income taxes was not required due to the net operating loss generated during the period.

Discontinued operations

In December, we and our 49% partners reached an agreement to sell our ownership interest in George Elkins, a California commercial mortgage banking operation.  The sale closed in February 2007.  As such, results from operations of George Elkins for the three months ended March 31, 2007 and 2006 have been classified as discontinued operations.  Prior to the decision to sell George Elkins, it was a reportable segment of our operations.  The following table shows our total operating results from George Elkins for the first quarter:

	Three months ended March 31,
	2007	2006
	(% to total revenue)
Total revenue	$1,807	$1,993
Compensation expense	(1,534)	(1,657)
Other operating expense	(281)	(234)
Non-operating income	17	146
Gain on sale of discontinued operations	2,492	—
Minority interest in earnings	13	(166)
Segment income	$2,514	$82

Changes in financial condition

Our assets, liabilities and stockholders’ equity can be summarized as follows:

	March 31, 2007	December 31, 2006
	(dollars in thousands)
Total assets	$59,073	$59,800
Total liabilities	$51,638	$49,005
Total minority interests	$436	$571
Total stockholders’ equity	$6,999	$10,224

The decrease in total assets during the first three months of 2007 is primarily due to the disposal of our George Elkins subsidiary, which was classified as held for sale at December 31, 2006.  Total liabilities increased over the first three months of 2007, primarily due to additional borrowings of $1.1 million and an increase in accounts payable and accrued liabilities.  The cash received from the disposal of George Elkins was used to support our operating activities.  Stockholders’ equity decreased during the first quarter of 2007 by approximately $3.2 million, mainly resulting from our net loss of $3.7 million, partially offset by share based compensation of $0.4 million.  These changes are described in more detail as follows:

Cash

Our cash decreased $0.2 million from December 31, 2006 to March 31, 2007.  Significant sources and uses of cash during the quarter include:

•                  $2.3 million of cash used in operations – comprised primarily of our net loss of $6.2 million adjusted for non-cash income and expense items of $1.1 million;

•                  $1.5 million of cash used in investing activities – comprised mainly of $1.3 million invested in restaurant assets and other property, plant & equipment;

•                  $0.9 million of cash provided by financing activities – includes additional borrowing of $1.1 million, partially offset by repayments of borrowings and capital leases of $0.2 million; and

•                  $2.7 million net cash inflow from discontinued operations.

Net investments in real estate, and related liabilities

Our investments in real estate can be summarized as follows:

	March 31, 2007	December 31, 2006
	(dollars in thousands)
US based investments – held for sale (1):
Purchase price / improvements	$403	$403
Accumulated depreciation and amortization	(38)	(35)
Net book value	365	368
Foreign-based investments – held for sale (2):
Purchase price / improvements	10,885	10,694
Total investments in real estate, held for sale	$11,250	$11,062

US based investments – held for use (3):
Purchase price / improvements	$13,265	$13,200
Accumulated depreciation and amortization	(1,805)	(1,698)
Total investments in real estate, held for use	$11,460	$11,502

Total investments in real estate, net	$22,710	$22,564

(1)                       Includes 1 commercial property within the United States at March 31, 2007 and December 31, 2006.

(2)                       Includes 2 apartment buildings in Barcelona, Spain at March 31, 2007 and December 31, 2006.

(3)                       Includes 32 commercial properties under capital lease throughout the United States at March 31, 2007 and December 31, 2006.

Borrowings related to our investments in real estate were as follows:

	March 31, 2007	December 31, 2006
	(dollars in thousands)
Obligations on real estate under capital lease	$10,337	$10,471
Borrowings on Barcelona properties	3,435	3,435
Total borrowings related to real estate	$13,772	$13,906

Investments in properties under capital lease decreased less than $0.1 million at March 31, 2007 due to depreciation of $0.1 million during the first three months of 2007, partially offset by capital improvements to those properties.  Obligations under capital leases related to these properties decreased $0.1 million due to scheduled monthly payments during the same period.  Our investment in apartment buildings in Barcelona, Spain increased $0.2 million since December 31, 2006.  This was primarily the result of increases in unrealized foreign currency translation of $0.1 million.

Net property, plant and equipment

Net property, plant and equipment decreased $0.3 million at March 31, 2007 compared to December 31, 2006, primarily due to scheduled monthly depreciation on those assets.  Obligations on property, plant, and equipment under capital lease remained stable at $0.2 million at March 31, 2007 compared to December 31, 2006.

Goodwill and net intangible assets

	March 31, 2007	December 31, 2006
	(dollars in thousands)
Goodwill – Fatburger	$7,063	$7,063
Goodwill – Centrisoft	1,999	1,999
Goodwill – DAC International	1,464	1,464
Total goodwill	$10,526	$10,526

Net intangible assets – Fatburger	$4,896	$4,943
Net intangible assets – Centrisoft	297	319
Total net intangible assets	$5,193	$5,262

Net intangible assets decreased less than $0.1 million in the three months ended March 31, 2007 due to monthly amortization of those assets.  Net intangible assets at March 31, 2007 consists of trademark rights of approximately $4.0 million, franchise agreements of approximately $0.6 million, sales contracts for Centrisoft of approximately $0.3 million, and other miscellaneous intangible assets of approximately $0.3 million.  We do not believe that there is any impairment of goodwill or net intangible assets at March 31, 2007.

Notes receivable

As of March 31, 2007, our notes receivable portfolio (excluding loans to senior executives) consists of three individual loans with a combined carrying value of $0.8 million.  Two of the loans are secured by real estate consisting of commercial property located in Texas and Arizona, and one loan is secured by stock in a restaurant business.  The loans have a weighted average interest rate (excluding fees and points) of 10.9% and a weighted average maturity of 12 months.

Loans to senior executives

We currently have two loans to our Chairman and Chief Executive Officer, Andrew Wiederhorn, for a total of $1.1 million.  Both loans were made on February 21, 2002 (prior to the passage of the Sarbanes-Oxley Act of 2002).  The loans matured on February 21, 2007, and bear interest at the prime rate, as published in the Wall Street Journal, which interest is added to the principal.  We have not extended the maturity date of the loans or amended any other terms.  The Company and Mr. Wiederhorn are cooperating in completing the repayment of the loans in full.

Other assets

	March 31, 2007	December 31, 2006
	(dollars in thousands)
Trade receivables	$1,554	$1,586

Inventories	$2,687	$2,442

Other current assets:
Prepaid expenses	$393	$429
Other restaurant segment assets	779	718
Other VIE-related assets	33	96
Total other current assets	$1,205	$1,243

Other assets:
Software costs	$1,133	$1,217
Investment in operating leases	42	54
Other	184	182
Total other assets	$1,359	$1,453

Trade receivables and inventories at March 31, 2007 relate primarily to the operations of DAC.

Deferred income

Our deferred income relating to the collection of unearned Fatburger franchise fees was $4.5 million at March 31, 2007, compared with $4.1 million at December 31, 2006.  As of March 31, 2007, nearly all of the deferred income was comprised of the non-refundable franchise fee received by Fatburger for each future franchise location.  These initial fees generally represent half of the total fee per location.  The balance of the franchise fee (approximately an additional $4.5 million) will be collected in the future when leases on these specific franchise locations are signed.

Notes payable

As of March 31, 2007, our notes payable (excluding borrowings on real estate) totaled $13.4 million, including $7.0 million of debt held at Fatburger, $0.7 million at Centrisoft, and $0.5 million at DAC.  This compares to $12.4 million at December 31, 2006.  The increase was primarily due to additional borrowings of $1.1 million.

Accounts payable and accrued liabilities

Accounts payable and accrued liabilities totaled $13.5 million at March 31, 2007, compared with $11.8 million at December 31, 2006, and consisted of the following:

	March 31, 2007	December 31, 2006
	(dollars in thousands)
Accounts payable	$6,263	$6,999
Sales deposits	1,970	1,104
Accrued wages, bonus and commissions	2,641	669
Leased real estate portfolio-related accruals	551	597
Other	2,032	2,393
Total accrued expenses and other liabilities	$13,457	$11,762

The increase in accounts payable relates primarily to accrued wages and bonuses.

Deferred income taxes

There was no significant change to our deferred income taxes at March 31, 2007, compared to December 31, 2006.

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund business operations, acquisitions, and expansion (including growth of company-owned and franchised restaurant locations), engage in loan acquisition and lending activities and for other general business purposes.  In addition to our cash on hand, our primary sources of funds for liquidity during the first three months of 2007 consisted of cash provided by proceeds from the sale of discontinued operations, new borrowings, and the repayments to us from borrowers.  As of March 31, 2007, we had cash or cash equivalents of $1.6 million, which, together with projected borrowings and proceeds from the sales of assets, we believe will be sufficient to meet our current liquidity needs.

At March 31, 2007, we had total consolidated secured indebtedness of $29.3 million, as well as $22.3 million of other liabilities.  Our consolidated secured indebtedness consisted of:

•                  notes payable and other debt of Fatburger of $7.0 million secured by the assets of Fatburger;

•                  $12.4 million in capital leases maturing between 2010 and 2040 which are secured by real estate;

•                  notes payable of $3.4 million secured by our two Barcelona properties;

•                  $5.3 million of notes payable secured by various assets of the Company;

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

Foreign currency exchange rate risk

Our exposure to foreign currency fluctuations arises mainly from our investment in Barcelona real estate.  As of March 31, 2007, approximately 18% of our total assets and 4% of our total liabilities were denominated in the euro.  We may, from time to time, utilize a wide variety of financial techniques to assist in the management of currency risk, including currency swaps, options, and forwards, or combinations thereof.  In December 2006, we purchased American-style options to partially protect us against a downward trend in the euro.  These options give us the right, but not the obligation, to sell up to 4.0 million euros, in 62,500 euro increments, at $1.31 per euro any time before June 30, 2007.

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

Fatburger debt covenant

At December 31, 2006, Fatburger was not in compliance with all obligations under the agreements evidencing its indebtedness, as defined in the applicable agreements.  Fatburger failed to meet the prescribed fixed charge coverage ratio and the prescribed debt-coverage ratio at December 31, 2006.

Due to Fatburger’s non-compliance, the lender has the right to demand repayment of the notes after serving notice.  As such, on our Consolidated Statements of Financial Condition, $4.1 million of long-term debt has been classified as current at March 31, 2007, and December 31, 2006, that would otherwise be classified as non-current.  The lender has not demanded early repayment of the loans, however, if the lender exercises its right to demand repayment, our liquidity could be negatively affected.

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

Dividends

While we do not have a fixed dividend policy, we may declare and pay new dividends on our common stock, subject to our financial condition, results of operations, capital requirements and other factors deemed relevant by the Board of Directors.  One factor the Board of Directors may consider is the impact of dividends on our liquidity.  We have not declared or paid any dividends in the first quarter of 2007.

NASDAQ delisting

Effective October 14, 2004, our stock began trading in the over-the-counter (“OTC”) market.   Trading of our common stock on the OTC market may reduce the liquidity of our common stock compared to quotation on a national market.  Also, the coverage of the Company by security analysts and media could be reduced, which could result in lower prices for our common stock than might otherwise prevail and could also result in increased spreads between the bid and ask prices for our common stock.  Additionally, certain investors will not purchase securities that are not quoted on a national market, which could materially impair our ability to raise funds through the issuance of common stock or other securities convertible into common stock.

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

Off Balance Sheet Arrangements

In order to facilitate the development of franchise locations, as of March 31, 2007, Fatburger had guaranteed the annual minimum lease payments of four restaurant sites owned and operated by franchisees.  The guarantees approximate $1.1 million plus certain contingent rental payments as defined in the respective leases.  These leases expire at various times through 2015.

The lease guarantees by Fatburger do not provide us with a material source of liquidity, capital resources or other benefits.  There are no revenues, expenses or cash flows connected with the lease guarantees other than the receipt of normal franchise royalties.  As of March 31, 2007, we were not aware of any event or demand that was likely to trigger the guarantee by Fatburger.

We have various operating leases for office and retail space which expire through 2015.  The leases provide for varying minimum annual rental payments including rent increases and free rent periods.  We have future minimum rental payments under non-cancelable operating leases with initial or remaining terms of one year or more of approximately $16.0 million as of March 31, 2007.

We did not have any other off-balance sheet arrangements in place as of March 31, 2007.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk results from instruments entered into other than for trading purposes and consists primarily of exposure to loss resulting from changes in foreign currency exchange rates, interest rates and commodity prices.

Foreign currency exchange rate risk

Our exposure to foreign currency fluctuations arises mainly from our investment in Barcelona real estate.  As of March 31, 2007, approximately 18% of our total assets and 4% of our total liabilities were denominated in the euro.  The following table illustrates the projected effect on our net asset value as a result of hypothetical changes in foreign currency rates as of March 31, 2007:

Change in foreign exchange rates (1)	Projected change in net asset fair value	Projected percentage change in net asset fair value
Decrease 20%	$(814,000)	-1.6%
Decrease 10%	$(458,000)	-0.9%
No Change	$—	0.0%
Increase 10%	$890,000	1.7%
Increase 20%	$1,780,000	3.4%

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

Interest rate risk

Changes in interest rates can affect net income by increasing the cost associated with operating and expanding our restaurant operation.  Changes in the level of interest rates can also affect, among other things, the value of our interest-earning assets (and the associated default rates), our payments on variable-interest rate debt, our ability to acquire loans and general levels of consumer spending.

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

Changes in internal control over financial reporting

There were no significant changes in our internal control over financial reporting in connection with an evaluation that occurred during our first fiscal quarter of 2007 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Warlick complaint

Fatburger Holdings, Inc., et al. v. Keith A. Warlick/ Warlick v. Fatburger, et al, Superior Court of California for the County of Los Angeles, Case No. SC 091436.  On October 16, 2006, Fatburger Holdings, Inc., Fatburger Corporation and Fatburger North America, Inc. filed suit against Keith A. Warlick (“Warlick”) the former Chief Executive Officer of Fatburger Holdings, Inc. and Fatburger Corporation.  Warlick’s employment with Fatburger was terminated on September 21, 2006 by resolution of the board of directors of Fatburger Holdings, Inc.  The Fatburger companies initiated the lawsuit to recover damages from Warlick arising from wrongful acts and conduct during and after his employment, and are asserting claims for:  breach of contract, breach of duty of loyalty, breach of fiduciary duty, conversion – embezzlement; fraud/commencement; intentional interference with contractual relations, and equitable indemnity.  Warlick filed an answer to the lawsuit denying the allegations and included a Cross-complaint against Fatburger Holdings, Inc., Fatburger Corporation, Fatburger North America, Inc., Fog Cutter Capital Group, Inc., and Andrew Wiederhorn, for breach of contract, employment discrimination based on race and retaliation, wrongful termination and defamation – slander without any specification of damages.   The defendants to the Cross-complaint filed by Warlick dispute the allegations of the cross-complaint and intend to vigorously defend against the cross-complaint.

Keith Warlick, et al. v. Fog Cutter Capital Group, et al., Superior Court of California for the County of Los Angeles, Case No. 58365915.  In further response to the termination of his employment and above lawsuit, on February 6, 2007, Warlick, his wife, and a limited liability company controlled by Warlick, each of whom is a minority shareholder of Fatburger Holdings, Inc., filed a second lawsuit against various Fatburger entities, the Company, Andrew Wiederhorn, and members of the Fatburger board of directors.  The complaint alleges fraud, negligent misrepresentation against Wiederhorn and the Company, and breach of contract and breach of fiduciary duty against all the defendants, related to business transactions which the plaintiff’s allege were not in the best interests of Fatburger Holdings, Inc., or the plaintiff minority shareholders.  The defendants dispute the allegations of the lawsuit and intend to vigorously defend against the claims.

Shareholder Derivative Complaint

On July 6, 2004, Jeff Allan McCoon, derivatively on behalf of Fog Cutter, filed a lawsuit in the Circuit Court for the State of Oregon (Multnomah County) which named us and all of our directors as defendants.  In December 2006, the Company reached a settlement with the plaintiff in which the Company agreed to pay $125,000 in legal fees and is released from further liability under this complaint.  The settlement agreement was accepted by the court on January 2, 2007.  No further action is expected under this complaint.

ITEM 1A.  RISK FACTORS

There have been no material changes in the risk factors set forth in Part I, Item 1A – Risk Factors of our Annual Report as of and for the year ended December 31, 2006 on Form 10-K, as previously filed with the SEC on April 2, 2007.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

3.1           Amended and Restated Articles of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 to the Form 10-Q for the period ended September 30, 1999, as previously filed with the SEC on November 22, 1999 (File No. 000-23911).

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
Chief Executive Officer

By: /s/ R. Scott Stevenson
R. Scott Stevenson
Senior Vice President and Chief Financial Officer

Date: May 11, 2007

EXHIBIT INDEX

3.1           Amended and Restated Articles of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 to the Form 10-Q for the period ended September 30, 1999, as previously filed with the SEC on November 22, 1999 (File No. 000-23911).

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