Form 10-Q
period 2007-06-30
FOG CUTTER CAPITAL GROUP INC
filed 2007-08-10
CIK 1048566

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                 Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2007
Common Stock, par value $0.0001 per share	7,957,428 shares

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

FOG CUTTER CAPITAL GROUP INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except share data)

	June 30, 2007 (unaudited)	December 31, 2006
Assets
Current Assets:
Cash and cash equivalents	$1,262	$1,824
Accounts receivable	1,235	1,586
Notes receivable, current portion	464	464
Loans to senior executives	1,111	1,077
Inventories	3,247	2,442
Investments in real estate, held for sale, net	10,342	11,062
Current assets held for sale	—	27
Other current assets	534	525
Total current assets	18,195	19,007

Investments in real estate, net	11,350	11,502
Notes receivable	360	371
Property, plant and equipment, net	10,054	10,576
Intangible assets, net	5,124	5,262
Goodwill	10,526	10,526
Other assets held for sale	—	385
Other assets	2,061	2,171
Total assets	$57,670	$59,800

Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable and accrued liabilities	$11,135	$10,658
Sales deposits	1,987	1,104
Current liabilities associated with assets held for sale	—	441
Borrowings and notes payable, current portion	15,381	13,453
Obligations under capital leases, current portion	580	608
Total current liabilities	29,083	26,264

Borrowings and notes payable	2,537	2,400
Obligations under capital leases	11,733	11,883
Deferred income	4.791	4,061
Deferred income taxes	4,386	4,397
Total liabilities	52,530	49,005

Commitments and contingencies:
Minority interests in consolidated subsidiaries	1,066	441
Minority interests in consolidated subsidiaries held for sale	—	130
Total commitments and contingencies	1,066	571

Stockholders’ Equity:
Preferred stock, $.0001 par value; 25,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.0001 par value; 200,000,000 shares authorized; 11,757,073 shares issued as of June 30, 2007 and December 31, 2006; 7,957,428 shares outstanding as of June 30, 2007 and December 31, 2006	169,871	168,965
Accumulated deficit	(153,788)	(146,732)
Treasury stock, 3,799,645 common shares as of June 30, 2007 and December 31, 2006, at cost	(12,009)	(12,009)
Total stockholders’ equity	4,074	10,224
Total liabilities and stockholders’ equity	$57,670	$59,800

The accompanying notes are an integral part of these consolidated financial statements.

FOG CUTTER CAPITAL GROUP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(dollars in thousands, except share data)

	Quarter Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenue:
Restaurant and manufacturing sales	$9,685	$8,944	$19,604	$18,539
Restaurant franchise and royalty fees	568	598	1,107	1,235
Real estate rental income	944	983	1,879	2,050
Total revenue	11,197	10,525	22,590	21,824

Operating costs and expenses:
Restaurant and manufacturing cost of sales	5,515	5,134	11,302	10,463
Real estate operating expense	323	230	709	672
Engineering and development	345	387	731	797
Depreciation and amortization	552	472	1,135	900
Total operating costs and expenses	6,735	6,223	13,877	12,832

General and administrative expenses:
Compensation and employee benefits	2,265	3,016	7,113	5,602
Professional fees	984	1,158	1,657	1,440
Fees paid to related parties	—	72	—	232
Other	4,292	3,697	8,497	7,180
Total general and administrative expenses	7,541	7,943	17,267	14,454

Non-operating income (expense):
Gain on sale of real estate	—	1,188	—	1,694
Gain on sale of notes receivable	—	—	—	496
Interest income	61	98	104	176
Interest expense	(861)	(630)	(1,768)	(1,129)
Other income, net	25	376	164	609
Total non-operating income (expense)	(775)	1,032	(1,500)	1,846

Loss before provision for income taxes, minority interests, and equity in income of equity investees	(3,854)	(2,609)	(10,054)	(3,616)

Minority interest in losses	449	53	484	66
Equity in earnings of equity investees	—	824	—	748

Loss from continuing operations	(3,405)	(1,732)	(9,570)	(2,802)

Income from discontinued operations (including gain on sale of $2,492 for six months ended June 30, 2007)	—	69	2,514	151

Net loss	$(3,405)	$(1,663)	$(7,056)	$(2,651)

Basic loss per share from continuing operations	$(0.43)	$(0.22)	$(1.20)	$(0.35)
Basic earnings per share from discontinued operations	$—	$0.01	$0.31	$0.02
Basic loss per share	$(0.43)	$(0.21)	$(0.89)	$(0.33)
Basic weighted average shares outstanding	7,957,428	7,957,428	7,957,428	7,957,428
Diluted loss per share from continuing operations	$(0.43)	$(0.22)	$(1.20)	$(0.35)
Diluted earnings per share from discontinued operations	$—	$0.01	$0.31	$0.02
Diluted loss per share	$(0.43)	$(0.21)	$(0.89)	$(0.33)
Diluted weighted average shares outstanding	7,957,428	7,957,428	7,957,428	7,957,428

Dividends declared per share	$—	$—	$—	$0.13

The accompanying notes are an integral part of these consolidated financial statements.

FOG CUTTER CAPITAL GROUP INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(dollars in thousands, except share data)

	Common Stock		Treasury Stock		Accumulated
	Shares (1)	Amount	Shares	Amount	Deficit	Total
Balance at January 1, 2007	7,957,428	$168,965	3,799,645	$(12,009)	$(146,732)	$10,224
Comprehensive income (loss):
Net loss	—	—	—	—	(7,056)	(7,056)
Stock options expensed in net loss	—	906	—	—	—	906
Balance at June 30, 2007	7,957,428	$169,871	3,799,645	$(12,009)	$(153,788)	$4,074

(1)             Issued and outstanding

The accompanying notes are an integral part of these consolidated financial statements.

FOG CUTTER CAPITAL GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(dollars in thousands)

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Cash flows from operating activities:
Net loss	$(3,405)	$(1,663)	$(7,056)	$(2,651)
Income from discontinued operations	—	(69)	(2,514)	(151)
Loss from continuing operations	(3,405)	(1,732)	(9,570)	(2,802)
Adjustments to reconcile net loss to net operating cash flows:
Equity in earnings of equity investees	—	(824)	—	(748)
Depreciation and amortization	796	646	1,625	1,233
Gain on foreign currency	(138)	(368)	(253)	(505)
Gain on sale of notes receivable and other assets	—	—	—	(496)
Gain on sale of real estate	—	(1,188)	—	(1,694)
Share based compensation	480	58	906	114
Market value impairment reserve	1,109	—	1,109	—
Other	(409)	(27)	(404)	(17)
Change in:
Other assets	(501)	216	(663)	(220)
Deferred income	255	(30)	730	(50)
Deferred income taxes	(4)	(75)	(11)	(83)
Accounts payable and accrued liabilities	(28)	1,451	2,412	916
Net cash used in operating activities	(1,845)	(1,873)	(4,119)	(4,352)

Cash flows from investing activities:
Proceeds from sale of real estate	—	2,641	—	6,126
Proceeds from sale of notes receivable and other assets	—	—	—	664
Investment in real estate	(36)	(362)	(154)	(1,267)
Purchase of net assets of restaurant operations	—	—	—	(688)
Investments in property, plant, and equipment	(424)	(699)	(1,760)	(1,050)
Other	(12)	(12)	(25)	(20)
Net cash provided by (used in) investing activities	(472)	1,568	(1,939)	3,765

Cash flows from financing activities:
Proceeds from borrowings	1,052	2,032	2,116	2,399
Repayments on borrowings	(33)	(875)	(155)	(1,150)
Repayments under capital leases	(97)	(137)	(177)	(274)
Investments by minority interests, net	1,075	128	1,100	225
Dividend payments on common stock	—	—	—	(1,034)
Net cash provided by financing activities	1,997	1,148	2,884	166

Effect of exchange rate change on cash	(2)	1	(2)	10
Net change in cash and cash equivalents from continuing operations	(322)	844	(3,176)	(411)

Net change in cash and cash equivalents from discontinued operations:
Net cash provided by (used in) operating activities	(35)	362	(57)	267
Net cash provided by investing activities	—	—	2,925	—
Net cash used in financing activities	—	(159)	(254)	(405)
Net change in cash and cash equivalents	(357)	1,047	(562)	(549)
Cash and cash equivalents at beginning of period	1,619	2,475	1,824	4,071
Cash and cash equivalents at end of period	$1,262	$3,522	$1,262	$3,522

Supplemental disclosures of cash flow information:
Cash paid for interest	$758	$518	$1,547	$1,031
Cash paid for income taxes	$4	$75	$11	$83

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1—BASIS OF PRESENTATION AND ACCOUNTING POLICIES

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

In the Company’s opinion, all adjustments, comprised of normal recurring accruals necessary for the fair presentation of the interim financial statements, have been included in the accompanying consolidated financial statements.  Operating results for the six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The Company’s operations and activities have become more focused on restaurant activities, and less focused on finance and real estate.  As a result, certain reclassifications of the balances and modifications to the presentation of the financial statements have been made, including the reclassification of certain investments in real estate as held for sale.  None of these changes in presentation affected previously reported results of operations.

At June 30, 2007, certain Company officers and directors had, directly or indirectly, majority voting control of the Company.

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

NOTE 2—RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

In the Company’s 2006 Form 10-K, the Company restated its consolidated statement of financial condition as of December 31, 2005 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the fiscal years ended December 31, 2005 and 2004 as a result of a change in the method of accounting to correct an error in accounting for certain capital leases and the correction of certain timing errors in the recognition of sales.  The restatement is more fully described in Note 3 — Restatement of Consolidated Financial Statements to the Consolidated Financial Statements and in Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations of the 2006 Form 10-K.  Financial information included in the reports on Form 10-K, Form 10-Q, and Form 8-K filed by the Company between April 1, 2004 and December 31, 2006, and the related opinions of its independent registered public accounting firm, and all earnings press releases and similar communications issued by the Company during that period, are superseded in their entirety by the 2006 Form 10-K.

NOTE 3—SIGNIFICANT EVENTS

The following significant events affected our operations for the six months ended June 30, 2007:

Restaurant openings

During the six months ended June 30, 2007, Fatburger Holdings Inc. (“Fatburger”), the Company’s restaurant operations subsidiary, opened two additional franchise locations.

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

In May 2007, the Company borrowed and additional $1.0 million on a note payable that had a balance of $2.1 million at December 31, 2006.  The amended note has a balance of $3.1 million and is secured primarily by the Company’s interest in an LLC owned by the Company which holds the Company’s real estate lease portfolio.  The terms of the amended note were not significantly different from the terms at December 31, 2006.

OTC Bulleting Board listing

Effective June 24, 2007, the Company’s common stock began trading on the OTC Bulletin Board (the “OTCBB”) market as FCCG.OB.  The OTC Bulletin Board is a regulated quotation service that displays real-time quotes, last-sale prices, and volume information in qualifying over-the-counter equity securities.  Prior to being listed on the OTCBB, the Company’s shares were quoted by Pink Sheets LLC.

Board of directors’ changes

Effective May 21, 2007, Kenneth J. Anderson was elected by the Company’s stockholders as an independent director.  Mr. Anderson is a founding partner of Quintile Wealth Management and has over twenty-five years of financial consulting and accounting experience.  He replaces M. Ray Mathis, who retired from the Company’s board of directors effective May 20, 2007.

NOTE 4—COMMITMENTS, CONTINGENCIES & OFF-BALANCE SHEET RISK

Warlick complaints

On October 16, 2006, Fatburger Holdings, Inc., Fatburger Corporation and Fatburger North America, Inc. filed suit against Keith A. Warlick (“Warlick”) the former Chief Executive Officer of Fatburger Holdings, Inc. and Fatburger Corporation.  Warlick’s employment with Fatburger was terminated on September 21, 2006 by resolution of the board of directors of Fatburger Holdings, Inc.  The Fatburger companies initiated the lawsuit to recover damages from Warlick arising from wrongful acts and conduct during and after his employment, and are asserting claims for:  breach of contract, breach of duty of loyalty, breach of fiduciary duty, conversion — embezzlement; fraud/commencement; intentional interference with contractual relations, and equitable indemnity.  Warlick filed an answer to the lawsuit denying the allegations and included a cross-complaint against Fatburger Holdings, Inc., Fatburger Corporation, Fatburger North America, Inc., Fog Cutter Capital Group, Inc., and Andrew Wiederhorn, for breach of contract, employment discrimination based on race and retaliation, wrongful termination and defamation — slander without any specification of damages. The defendants to the cross-complaint filed by Warlick dispute the allegations of the cross-complaint and intend to vigorously defend against the cross-complaint.

In further response to the termination of his employment and above lawsuit, on February 6, 2007, Warlick, his wife, and a limited liability company controlled by Warlick, each of whom is a minority shareholder of Fatburger Holdings, Inc., filed a second lawsuit against various Fatburger entities, the Company, Andrew Wiederhorn, and members of the Fatburger Holdings, Inc. board of directors.  In an amended complaint the plaintiffs allege claims of: (1) common law fraud and negligent misrepresentation against the Company and Wiederhorn; (2) fraud pursuant to California Corporate Code §25401 against the Company, Fatburger Holdings, Inc. and Wiederhorn; (3) rescission, breach of contract, breach of the implied covenant of good faith and fair dealing against the Company and Fatburger Holdings, Inc.; and (4) breach of fiduciary duty against all defendants.  These claims are based on business transactions which the plaintiffs allege were not in the best interests of Fatburger Holdings, Inc., or the plaintiff minority shareholders.  The plaintiffs claim damages of $20 million.  The defendants dispute the allegations of the lawsuit and intend to vigorously defend against the claims.

Liquidity

As of June 30, 2007, borrowings of $0.9 million related to one Barcelona property was reflected as a current liability in the accompanying Consolidated Statements of Financial Condition due to management’s intention to sell the property and repay the related debt at the time of sale.

As of June 30, 2007, Fatburger was not in compliance with all obligations under the agreements evidencing its indebtedness, as defined in the applicable agreements.  Fatburger failed to meet the prescribed fixed charge coverage ratio and the prescribed debt-coverage ratio for three notes payable.  As a result, the lender has the right to demand repayment of the notes after serving notice.  As such, in the accompanying Consolidated Statements of Financial Condition, approximately $3.9 million of long-term debt has been classified as current liabilities.  The lender has not demanded early repayment of the loans; however, if the lender exercises its right to demand payment, the Company’s liquidity would be adversely affected in a material manner.

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

Fatburger operations

The Company expects that Fatburger will require capital resources and have negative cash flow in the near term while it pursues a growth strategy through developing additional franchisee and company-owned restaurants.  Fatburger development involves substantial risks that the Company intends to manage; however, it cannot be assured that present or future development will perform in accordance with the Company’s expectations or that any restaurants will generate the Company’s expected returns on investment.  The Company’s inability to expand Fatburger in accordance with planned expansion or to manage that growth could have a material adverse effect on the Company’s operations and financial condition.  In addition, if Fatburger or its franchisees are unsuccessful in obtaining capital sufficient to fund this expansion, the timing of restaurant openings may be delayed and Fatburger’s results may be adversely affected.

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

Other

In order to facilitate the development of franchise locations, as of June 30, 2007, Fatburger had guaranteed the annual minimum lease payments of four restaurant sites owned and operated by franchisees.  The guarantees approximate $1.1 million plus certain contingent rental payments as defined in the respective leases.  These leases expire at various times through 2015.

The Company may utilize a wide variety of off-balance sheet financial techniques to manage risk.  In hedging the interest rate and/or exchange rate exposure of a foreign currency denominated asset or liability, the Company may enter into hedge transactions to counter movements in interest rates and foreign currencies.  These hedges may be in the form of currency and interest rate swaps, options, and forwards, or combinations thereof.  As of June 30, 2007, the Company has no outstanding derivative instruments held for trading or hedging purposes.

There were no other off-balance sheet arrangements in place as of June 30, 2007.

NOTE 5—STOCK OPTIONS AND RIGHTS

The Company has a stock option plan (the “Option Plan”) which provides for options to purchase shares of the Company’s common stock.  The maximum number of shares of common stock that may be issued pursuant to options granted under the Option Plan is 3,500,000 shares.  Newly elected directors automatically receive 5,000 options on the day they join the Board.  Additionally, each independent director receives, on the last day of each quarter, an automatic non-statutory option grant to purchase 1,500 shares of common stock at 110% of the fair market value on that day.  Automatic grants will vest one third on each of the first three anniversaries of the grant date and expire on the tenth anniversary of the grant date.  The Company granted a total of 14,000 options to its independent directors in the six months ending June 30, 2007, and the retirement of one board member resulted in the forfeiture of 128,667 unvested options during that time.  In addition, the Company granted to certain Managers of the Company (as defined by the Option Plan) options to purchase a total of 310,000 shares of common stock at 110% of the fair market value on the grant dates.  These grants will vest one third on each of the first three anniversaries of the grant dates and expire on the tenth anniversary of the grant dates.

There were no options granted with exercise prices below the market value of the stock at the grant date.  Fair values for 2007 were estimated using the Black-Scholes option-pricing model with the following weighted average assumptions used: 0% dividend yield, expected volatility of 76%, risk-free interest rate of 5.0% and expected lives of five years.

A summary of our stock options activity for the six months ended June 30, 2007 is presented below:

	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2007	2,762,000	$1.45
Granted	324,000	$2.30
Exercised	—	$—
Cancelled/forfeited	(128,667)	$2.89
Outstanding at June 30, 2007	2,957,333	$1.48

A summary of our stock options outstanding as of June 30, 2007 is presented below:

Range of Exercise Prices	Shares	Weighted Average Remaining Life	Weighted Average Exercise Price
$1.00 – 2.00	2,613,000	9.5	$1.32
$2.01 – 4.00	300,000	9.7	$2.36
$4.01 – 8.00	44,333	7.0	$4.55
Total	2,957,333	9.5	$1.48

NOTE 6—VARIABLE INTEREST ENTITIES

As of June 30, 2007, the Company has loaned $10.2 million to two related Spanish entities formed to purchase, reposition and sell apartment buildings in Barcelona, Spain.  Under the terms of the loans, the investments meet the definition of a Variable Interest Entity (“VIE”) under FASB Interpretation No. 46 (“FIN 46”) and the Company is the primary beneficiary of the VIE.  As a result, the assets, liabilities, and results of operations of the VIE have been consolidated into the accompanying consolidated financial statements as of June 30, 2007. Neither the creditors nor the other beneficial interest holders have recourse to the Company with regard to these investments.

The VIE currently owns two apartment buildings consisting of 33 residential units with a book value of approximately $10.0 million, including capital improvements and carrying costs.  The two properties met the criteria to be classified as “held for sale” and are classified as such on the Statement of Financial Condition at June 30, 2007.  In December 2006, the VIE entered into an agreement to sell one of the two buildings for approximately $8.6 million.  In June 2007, the buyer failed to perform under terms of the contract, the Company recognized $0.7 million in revenue from a forfeited deposit, and the building was re-listed for sale.  Based upon management’s estimate of the fair value, the Company recorded a $1.1 million market value impairment on this building.  Assets and liabilities of the VIE included in the accompanying consolidated statements of financial condition are summarized as follows:

Investment in real estate, held for sale, net	$9,979,000
Other assets	35,000
Borrowings and notes payable (included in current liabilities at June 30, 2007)	937,000
Accrued expenses and other liabilities	35,000
Minority interest	372,000

NOTE 7—LOANS TO SENIOR EXECUTIVES

Prior to the passage of the Sarbanes-Oxley Act of 2002, the Company’s employment agreement with its Chief Executive Officer, Andrew Wiederhorn, allowed him to borrow a specified maximum amount from the Company to purchase shares of common stock.  The loans are full recourse to the borrower and bear interest at the prime rate.  The total amount of loans receivable from Mr. Wiederhorn, including compounded interest, was $1.1 million at June 30, 2007.  The loans matured on February 21, 2007.  The Company has not extended the maturity date of the loans or amended any other terms.  The Company and Mr. Wiederhorn are cooperating in completing the repayment of the loans in full.

NOTE 8—INVENTORIES

Inventories relate primarily to the DAC International subsidiary and consist of the following:

	June 30, 2007	December 31, 2006
	(dollars in thousands)

Raw materials	$1,281	$1,703
Work in progress	1,016	138
Finished goods	950	601
Total inventories	$3,247	$2,442

NOTE 9—OPERATING SEGMENTS

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

Restaurant operations

As of June 30, 2007, the Company owned approximately 82% of the voting control of Fatburger, which operates or franchises 88 hamburger restaurants located primarily in California and Nevada.  Franchisees currently own and operate 53 of the Fatburger locations.  Two new franchise restaurants were opened during the six months ended June 30, 2007.

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
	(dollars in thousands)

Company-owned restaurant sales	$7,147	$6,782	$14,749	$13,068
Royalty revenue	528	548	1,046	1,111
Franchise fee revenue	40	50	61	124
Total revenue	7,715	7,380	15,856	14,303

Cost of sales	(4,196)	(3,805)	(8,607)	(7,463)
Depreciation and amortization	(498)	(419)	(1,032)	(775)
Other general & administrative costs	(3,663)	(3,591)	(7,550)	(6,666)
Interest expense	(166)	(185)	(381)	(440)
Management allocation	(536)	—	(1,072)	—
Minority interest in losses	449	52	484	66
Segment loss	$(895)	$(568)	$(2,302)	$(975)

Capital expenditures	$264	$566	$507	$827
Segment assets			$22,065	$21,054
Minority interests			$694	$148

Manufacturing operations

The Company conducts manufacturing activities through its wholly-owned subsidiary, DAC International.  DAC is a supplier of computer controlled lathes and milling machinery for the production of eyeglass, contact, and intraocular lenses.

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
	(dollars in thousands)

Manufacturing sales	$2,528	$2,158	$4,841	$5,451
Cost of sales	(1,319)	(1,329)	(2,695)	(3,000)
Engineering and development	(233)	(211)	(469)	(441)
Depreciation and amortization	(23)	(13)	(47)	(20)
Other general & administrative costs	(644)	(499)	(1,265)	(877)
Interest expense	(12)	—	(14)	(6)
Other non-operating income	3	7	17	7
Segment income	$300	$113	$368	$1,114

Capital expenditures	$24	$22	$69	$60
Segment assets			$5,940	$4,845

Real estate and financing operations

The Company owns various interests in real estate and notes receivable.  At June 30, 2007, real estate is comprised of ownership or leasehold interests in 72 freestanding retail buildings located throughout the United States and two apartment buildings located in Barcelona, Spain.  At June 30, 2007, notes receivable have a carrying value of $0.8 million and are primarily secured by real estate.

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
	(dollars in thousands)

Rental income	$944	$983	$1,879	$2,050
Operating expenses	(323)	(230)	(709)	(671)
Depreciation and amortization	(113)	(120)	(224)	(258)
Other general & administrative costs	(59)	(163)	(109)	(404)
Interest income	61	98	104	177
Interest expense	(679)	(406)	(1,356)	(662)
Other non-operating income	1,131	1,557	1,256	2,790
Market value impairment reserves	(1,109)	—	(1,109)	—
Equity in earnings of equity investees	—	824	—	748
Segment income (loss)	$(147)	$2,543	$(268)	$3,770

Capital expenditures	$36	$362	$154	$1,190
Segment assets			$26,413	$33,364
Investment in equity investees			$—	$1,600
Minority interests			$372	$479

Other non-operating income for the six months ended June 30, 2007 is primarily composed of foreign currency gains of $0.3 million, commission and other non-operating revenue of $0.3 million, and a forfeited deposit on the sale of one Barcelona property of $0.7 million.  This compares to a gain on sale of real estate ($1.7 million), gain on sale of notes receivable ($0.5 million), foreign currency gains ($0.5 million), and commission and other non-operating revenue ($0.1 million) for the six months ended June 30, 2006.

Software development and sales operations

The Company holds a 79% ownership interest in Centrisoft, which conducts software development and sales activities.  Centrisoft develops and sells software that controls and enhances the productivity of enterprise networks and provides first level security against unauthorized applications and users.

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
	(dollars in thousands)

Software sales	$10	$3	$14	$20
Engineering and development	(112)	(176)	(262)	(356)
Depreciation and amortization	(112)	(89)	(224)	(167)
Other general & administrative costs	(151)	(446)	(372)	(882)
Interest expense	(283)	(188)	(552)	(353)
Segment loss	$(648)	$(896)	$(1,396)	$(1,738)

Capital expenditures	$—	$—	$—	$7
Segment assets			$3,399	$3,845

Reconciliation to total net loss

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
	(dollars in thousands)

Segment loss from operations	$(1,390)	$1,192	$(3,598)	$2,171
Corporate expenses	(2,831)	(3,075)	(7,578)	(5,306)
Elimination of intercompany charges	816	151	1,606	333
Income from discontinued operations	—	69	2,514	151
Net loss	$(3,405)	$(1,663)	$(7,056)	$(2,651)

NOTE 10—DISCONTINUED OPERATIONS

Prior to February, 2007, the Company held a 51% ownership interest in George Elkins, a California commercial mortgage banking operation.  In December 2006, the Company reached an agreement to sell George Elkins to a third party and the sale closed in February 2007.  As such, all assets of George Elkins have been classified as held for sale at December 31, 2006 and results from operations of George Elkins for the six months ended June 30, 2007 and 2006 have been classified as discontinued operations.  Prior to disposal, George Elkins was a reportable segment of the Company’s operations.

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
	(dollars in thousands)

Loan brokerage fees	$—	$1,703	$1,673	$3,396
Loan servicing fees	—	192	134	491
Total revenue	—	1,895	1,807	3,887

Depreciation and amortization	—	(7)	(4)	(14)
Other general & administrative costs	—	(1,800)	(1,811)	(3,683)
Interest income	—	1	2	3
Other non-operating income	—	136	15	280
Minority interest in earnings	—	(156)	13	(322)
Gain on sale of discontinued operations	—	—	2,492	—
Income from discontinued operations	$—	$69	$2,514	$151

Capital expenditures	$—	$—	$—	$—
Segment assets			$—	$1,266
Minority interests			$—	$219

NOTE 11—SUBSEQUENT EVENTS

Restaurant openings

Subsequent to June 30, 2007, Fatburger opened one additional franchise location.

Sale of real estate

In July 2007, the Company sold one stand-alone retail location for $0.4 million in cash.  The property had a net book value of $0.4 million at the time of disposal, and the Company recognized a gain on the sale of less than $0.1 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained herein and certain statements contained in future filings by the Company with the SEC may not be based on historical facts and are “Forward-Looking Statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Forward-Looking Statements are based on various assumptions and events (some of which are beyond the Company’s control) and may be identified by reference to a future period or periods, or by the use of forward-looking terminology, such as “may,” “will,” “believe,” “expect,” “anticipate,” “continue,” or similar terms or variations on those terms, or the negative of those terms.  Actual results could differ materially from those set forth in Forward-Looking Statements due to a variety of factors, including, but not limited to the Risk Factors identified herein and the following:

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

Fatburger, “The Last Great Hamburger Stand”®, opened its first restaurant in Los Angeles in 1952.  As of June 30, 2007, there were 88 Fatburger restaurants located in 14 states and in Canada.  The restaurants specialize in fresh, made to order hamburgers and other specialty sandwiches.  French fries, homemade onion rings, hand-scooped ice cream shakes and soft drinks round out the menu.  We acquired the controlling interest in Fatburger in August 2003 and currently own 82% voting control.

We plan to open additional Fatburger restaurants throughout the United States and internationally, including Canada and China.  We intend to continue to open company-owned restaurants in strategic markets and increase the number of franchised locations in the U.S. and internationally.  Franchisees currently own and operate 53 of the Fatburger locations and we have agreements for approximately 217 new franchise locations.  As is typical for our industry, the identification of qualified franchisees and quality locations has an impact on the rate of growth in the number of our restaurants.

In addition to our restaurant operation, we also conduct manufacturing activities, software development and sales activities, and make real estate and other real estate-related investments through various controlled subsidiaries.

Operating segments

Our operating segments are:

(i)             Restaurant operations — conducted through our Fatburger subsidiary,

(ii)          Manufacturing operations — conducted through our wholly owned subsidiary, DAC International (“DAC”),

(iii)       Real estate and finance operations, and

(iv)      Software development and sales operations — conducted through our subsidiary, Centrisoft Corporation (“Centrisoft”).

Due to the varied nature of our operations, we do not utilize a standard array of key performance indicators in evaluating our results of operations.  Our evaluation instead focuses on an investment-by-investment or asset-by-asset analysis within our operating segments.

Significant events

The following significant events affected our operations for the three and six months ended June 30, 2007:

•                  Restaurant openings — During the three and six months ended June 30, 2007, Fatburger opened one and two additional franchise locations, respectively.

•                  Discontinued operations — On February 28, 2007, Fog Cap Commercial Lending Inc., our wholly-owned subsidiary, sold its 51% interest in George Elkins Mortgage Banking Company (“George Elkins”).  We received $2.9 million for our portion of the proceeds and recorded a gain on sale of $2.5 million.

•                  Borrowings on notes payable — In January 2007, we borrowed an additional $1.1 million on a note payable that had a balance of $2.1 million at December 31, 2006.  The amended note has a balance of $3.2 million and is secured primarily by our interest in DAC.  The terms of the amended note were not significantly different from the terms at December 31, 2006.

•                  Borrowings on notes payable — In May 2007, we borrowed an additional $1.0 million on a note payable that had a balance of $2.1 million at December 31, 2006.  The amended note has a balance of $3.1 million and is secured primarily by our interest in our real estate lease portfolio.  The terms of the amended note were not significantly different from the terms at December 31, 2006.

•                  OTC Bulleting Board listing — Effective June 24, 2007, our common stock began trading on the OTC Bulletin Board (the “OTCBB”) market as FCCG.OB.  The OTC Bulletin Board is a regulated quotation service that displays real-time quotes, last-sale prices, and volume information in qualifying over-the-counter equity securities.  Prior to being listed on the OTCBB, our shares were quoted by Pink Sheets LLC.

•                  Board of directors’ changes — Effective May 21, 2007, Kenneth J. Anderson was elected by our stockholders as an independent director.  Mr. Anderson is a founding partner of Quintile Wealth Management and has over twenty-five years of financial consulting and accounting experience.  He replaces M. Ray Mathis, who retired from our board of directors effective May 20, 2007.

Results of operations

We incurred net losses from continuing operations as follows:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
	(dollars in thousands, except per share data)
Net loss from continuing operations	$(3,405)	$(1,732)	$(9,570)	$(2,802)
Net loss per share	$(0.43)	$(0.22)	$(1.20)	$(0.35)

Our net loss from continuing operations was $9.6 million (or $1.20 per share) for the six months ended June 30, 2007, and $3.4 million (or $0.43 per share) for the three months then ended.  This compares to $2.8 million (or $0.35 per share) for the six months ended June 30, 2006, and $1.7 million (or $0.22 per share) for the second quarter of 2006.  The loss is primarily due to operating expenses associated with our management infrastructure.  We have put in place a management structure which we believe will enable us to significantly expand our operations, notably our Fatburger subsidiary.  However, until the growth is realized, the cost of our management structure will be borne by our existing operations.

The following sections describe the results of operations of our operating segments for the three and six months ended June 30, 2007.

Restaurant segment operations

The following table shows our operating margin for company-owned restaurants for the three and six months ended June 30, 2007 and 2006:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
	(% to Company-owned restaurant sales)
Restaurant sales:
Company-owned restaurant sales	100.0%	100.0%	100.0%	100.0%
Cost of sales — food, paper, merchandise	(25.1%)	(25.2%)	(24.5%)	(26.6%)
Cost of sales — wages and benefits	(33.6%)	(30.9%)	(33.8%)	(30.5%)
Restaurant depreciation and amortization	(6.1%)	(5.2%)	(6.2%)	(4.9%)
Operating margin (restaurant sales only)	35.2%	38.7%	35.5%	38.0%

For the six months ended June 30, 2007, company-owned restaurant sales increased 12.2% to $14.7 million from $13.1 million for the same period in 2006.  For the three months ended June 30, 2007, company-owned restaurant sales increased 4.4% to $7.1 million from $6.8 million for the second quarter of 2006.  This increase was primarily the result of the addition of nine company-owned restaurants in 2006 and a price increase in June 2006.  Same store sales for company-owned restaurants open during all of 2006 decreased 7.3% for the first six months of 2007 compared to the same period in 2006.

The operating margin as a percentage of sales for company-owned locations decreased to 35.5% for the first six months of 2007 from 38.0% for the same period in 2006.  This was due primarily to increases in labor costs of 3.3% as a percentage of sales and restaurant depreciation expense of 1.3% (from the addition of nine company-owned restaurants in 2006), partially offset by reductions in food costs as a percentage of sales of 2.1%.

The following table shows our total operating results from the restaurant segment for the three and six months ended June 30, 2007 and 2006:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
	(% to total revenue)
Total restaurant operations:
Company-owned restaurant sales	92.6%	91.9%	93.0%	91.4%
Royalty revenue	6.9%	7.4%	6.6%	7.8%
Franchise fee revenue	0.5%	0.7%	0.4%	0.8%
Total revenue	100.0%	100.0%	100.0%	100.0%

Cost of sales	(60.1%)	(56.3%)	(60.0%)	(56.7%)
General & administrative costs	(48.3%)	(49.6%)	(48.4%)	(47.5%)
Interest expense	(2.2%)	(2.5%)	(2.4%)	(3.1%)
Management allocation	(6.8%)	—%	(6.8%)	—%
Minority interest in losses	5.8%	0.7%	3.1%	0.5%
Segment loss	(11.6%)	(7.7%)	(14.5%)	(6.8%)

Royalty revenue decreased 9.1%, from $1.1 million for the first six months of 2006 to $1.0 million for the six months ended June 30, 2007, and remained unchanged at $0.5 million for the three month period then ended. The decrease was a result of decreased sales in our franchise locations and the conversion of three franchise locations to company-owned stores in the second half of 2006.  We added two franchise locations during the six months ended June 30, 2007.  Same store sales for franchise restaurants open during all of 2006 decreased 11.7% for the first six months of 2007 compared to the same period in 2006.

System-wide same store sales decreased 10.2% for stores open during all of 2006 during the first six months of 2007 compared to the same period in 2006.  Our loss from restaurant operations was 14.5% of total revenue for the six months ended June 30, 2007 (11.6% for the second quarter) compared to 6.8% for the same six months (7.7% for the second quarter) in 2006.  The change is due to the implementation of a management allocation of our corporate expenses, as well as increased general and administrative expenses as we continue to set up our infrastructure to support our expansion.

We intend to continue to open company-owned restaurants in strategic markets and increase the number of franchised locations in the U.S. and internationally.  Since we acquired our interest in Fatburger in August 2003, Fatburger has added 39 new restaurants through June 30, 2007.  While we seek to expand the number of restaurants, the identification of qualified franchisees and quality locations has an effect on the rate of growth in the number of our restaurants.

Manufacturing segment operations

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
	(% to total revenue)
Manufacturing sales	100.0%	100.0%	100.0%	100.0%
Manufacturing cost of sales	(52.2%)	(61.6%)	(55.7%)	(55.0%)
Engineering and development	(9.2%)	(9.8%)	(9.7%)	(8.1%)
Operating margin	38.6%	28.6%	34.6%	36.9%

Compensation expense	(14.7%)	(18.0%)	(16.3%)	(12.1%)
Depreciation expense	(0.9%)	(0.6%)	(1.0%)	(0.4%)
Other operating expense	(11.1%)	(4.8%)	(9.7%)	(4.0%)
Segment income	11.9%	5.2%	7.6%	20.4%

Total revenue for this segment was $4.8 million for the six months ended June 30, 2007 and $2.5 million for the three months then ended.  This compares to $5.5 million for the six months ended June 30, 2006 and $2.2 million for the second quarter of 2006.  Net income for this segment was $0.4 million for the first six months of 2007 ($0.3 million for the second quarter), compared to $1.1 million ($0.1 million) for the same periods in 2006.  In order to focus our efforts on our restaurant segment, we intend to sell our equity position in DAC for an amount higher than our net investment.  If we were to sell this segment, it would decrease our net revenue and increase our net loss.  There can be no assurance that we will be able to sell this segment for a profit.

Real estate and finance segment operations

Real estate operations:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
	(dollars in thousands)

Operating revenue	$944	$983	$1,879	$2,050
Operating expenses	(323)	(230)	(709)	(671)
Depreciation and amortization	(113)	(120)	(224)	(258)
Operating margin	508	633	946	1,121

General and administrative expenses	(58)	(155)	(97)	(383)
Interest expense	(363)	(406)	(701)	(662)
Gain on sale of real estate	—	1,188	—	1,694
Other non-operating income	711	1	716	6
Market value impairment reserve	(1,109)	—	(1,109)	—
Income (loss) from real estate operations	$(311)	$1,261	$(245)	$1,776

During the six months ended June 30, 2007, our operating margin on real estate decreased $0.2 million, to $0.9 million, compared to $1.1 million for the same period of 2006.  Our operating margin on real estate operations for the second quarter of 2007 decreased $0.1 million, to $0.5 million, compared to $0.6 million in the second quarter of 2006.  Although we have continued to sell certain real estate investments, we have been able to maintain our operating margin at relatively stable levels due to our success in reducing vacancies and increasing lease rates.  In the first half of 2006, we sold eight properties for total proceeds of $6.2 million, resulting in a net gain on sale of approximately $1.7 million.  General and administrative expenses have decreased for the first half of 2007 compared to 2006, primarily due to the VIE investments in Barcelona nearing completion and being marketed for sale.  Interest expense for the three and six months ended June 30, 2007 ($0.4 million and $0.7 million, respectively) has increased compared to the same periods of 2006 ($0.4 million and $0.6 million, respectively) as we borrowed money on various notes payable secured by certain real estate investments in the second half of 2006.

In December 2006, we entered into an agreement to sell one of our two Barcelona properties for a sales price of approximately $8.6 million.  In June 2007, the buyer failed to perform under terms of the contract.  As a result, we recognized $0.7 million in revenue from a forfeited deposit and re-listed the building for sale.  Based upon our estimate of the current market value, we recorded a $1.1 million market value impairment on this property.

Interest income — Our interest income for the six months ended June 30, 2007 was $0.1 million, compared with $0.2 million for the first half of 2006.  Interest income for the second quarter of 2007 was less than $0.1 million, compared to $0.1 million for the same period in 2006. The decrease is primarily attributable to a net reduction in average asset balance, reflecting the sale or repayment of notes in our notes receivable portfolio.

Foreign exchange gains — Changes in foreign currency exchange rates resulted in a net gain of approximately $0.3 million in this segment for the six months ended June 30, 2007 compared to $0.5 million for the same period in 2006.  In the second quarter of 2007, we recognized gains of $0.1 million compared to $0.4 million for the same period in 2006. At June 30, 2007, approximately 17% of our total assets and 3% of our total liabilities were denominated in euros.  See Item 3 — Quantitative and Qualitative Disclosures about Market Risk for further analysis.

Other non-operating income — In the six months ended June 30, 2007, we had consulting revenue of $0.3 million.  For the same period in 2006, we had equity in earnings of equity investee of $0.8 million and gain on sale of notes receivable of $0.5 million in this segment.

Software development and sales segment operations

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
	(dollars in thousands)
Software sales	$10	$3	$14	$20
Engineering and development	(112)	(176)	(262)	(356)
Compensation expense	(49)	(241)	(157)	(518)
Depreciation expense	(112)	(89)	(224)	(167)
Other operating expense	(102)	(205)	(215)	(364)
Interest expense	(283)	(188)	(552)	(353)
Segment loss	$(648)	$(896)	$(1,396)	$(1,738)

Total revenue for this segment was less than $0.1 million for each of the six months ended June 30, 2007 and 2006.  Segment loss was approximately $1.4 million for the first six months of 2007 ($0.6 million for the second quarter) and $1.7 million for the same period in 2006 ($0.9 million for the second quarter).  In order to focus our efforts on our restaurant segment, we intend to sell all, or a portion of, our equity position in Centrisoft.  If we were to sell this segment, we believe that it would have a positive effect on our cash flow and decrease our net loss.  There can be no assurance that we will be able to sell this segment.

Corporate expenses

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
	(dollars in thousands)
Compensation and employee benefits	$1,273	$1,663	$4,836	$3,010
Travel and entertainment	612	312	1,041	619
Insurance	116	149	252	411
Professional fees	434	653	726	715
Occupancy costs	33	44	76	91
Directors fees	142	83	267	161
Other expenses	221	171	380	299
Total operating expenses	$2,831	$3,075	$7,578	$5,306

For the six months ended June 30, 2007, we incurred corporate operating expenses of $7.6 million ($2.8 million for the second quarter), compared to $5.3 million for the first six months of 2006 ($3.1 million for the second quarter).  This increase is primarily due to an increase in compensation expenses.  Corporate expenses for the first six months of 2007 also include $0.9 million ($0.5 million for the second quarter) for share based payments accounted for under FAS 123R, compared to $0.1 million for the same period in 2006 (less than $0.1 million for the second quarter).  The increase is due to various stock option grants in August 2006 and a stock option exchange plan adopted in December 2006.

Management allocation and other intercompany charges

In the fourth quarter of 2006, as we focused our efforts on the Fatburger segment we began allocating a portion of our corporate expenses to our restaurant segment to more accurately reflect the operating results of that segment.  This allocation was $1.1 million for the six months ended June 30, 2007 ($0.5 million for the second quarter).  This allocation is eliminated upon consolidation on the Consolidated Statements of Operations.  There was no comparable allocation in the first six months of 2006.  Other intercompany charges, including intercompany interest expense, are eliminated upon consolidation, and totaled $0.5 million for the six months ended June 30, 2007 ($0.3 million for the second quarter) and $0.3 million for the six months ended June 30, 2006 ($0.2 million for the second quarter).

Income taxes

During the three and six months ended June 30, 2007 and 2006, a provision for income taxes was not required due to the net operating loss generated during the period.

Discontinued operations

In December 2006, we and our 49% partners reached an agreement to sell our ownership interest in George Elkins, a California commercial mortgage banking operation.  The sale closed in February 2007.  As such, results from operations of George Elkins for the six months ended June 30, 2007 and 2006 have been classified as discontinued operations.  Prior to the decision to sell George Elkins, it was a reportable segment of our operations.  The following table shows our total operating results from George Elkins for the three and six months ended June 30, 2007 and 2006:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
	(% to total revenue)
Total revenue	$—	$1,895	$1,807	$3,887
Compensation expense	—	(1,599)	(1,534)	(3,256)
Other operating expense	—	(208)	(281)	(441)
Non-operating income	—	137	17	283
Gain on sale of discontinued operations	—	—	2,492	—
Minority interest in earnings	—	(156)	13	(322)
Income from discontinued operations	$—	$69	$2,514	$151

Changes in financial condition

Our assets, liabilities and stockholders’ equity can be summarized as follows:

	June 30, 2007	December 31, 2006
	(dollars in thousands)
Total assets	$57,670	$59,800
Total liabilities	$52,530	$49,005
Total minority interests	$1,066	$571
Total stockholders’ equity	$4,074	$10,224

The decrease in total assets during the first six months of 2007 is primarily due to the disposal of our George Elkins subsidiary, which was classified as held for sale at December 31, 2006.  Total liabilities increased over the first six months of 2007, primarily due to additional borrowings of $2.1 million and an increase in accounts payable and accrued liabilities.  The cash received from the disposal of George Elkins was used to support our operating activities.  Stockholders’ equity decreased during the first half of 2007 by approximately $6.2 million, mainly resulting from our net loss of $7.1 million, partially offset by share based compensation of $0.9 million.  These changes are described in more detail as follows:

Cash

Our cash decreased $0.6 million between December 31, 2006 and June 30, 2007.  Significant sources and uses of cash during the first six months of 2007 include:

•                  $4.1 million of cash used in operations — comprised primarily of our net loss from continuing operations of $9.6 million adjusted for non-cash income and expense items of $5.5 million;

•                  $1.9 million of cash used in investing activities — comprised mainly of $1.8 million invested in restaurant assets and other property, plant & equipment;

•                  $2.9 million of cash provided by financing activities — includes additional borrowing of $2.1 million and $1.1 million invested by minority interests, partially offset by repayments of borrowings and capital leases of $0.3 million; and

•                  $2.6 million net cash inflow from discontinued operations.

Net investments in real estate, and related liabilities

Our investments in real estate can be summarized as follows:

	June 30, 2007	December 31, 2006
	(dollars in thousands)
US based investments — held for sale (1):
Purchase price / improvements	$403	$403
Accumulated depreciation and amortization	(40)	(35)
Net book value	363	368
Foreign-based investments — held for sale (2):
Purchase price / improvements	9,979	10,694
Total investments in real estate, held for sale	$10,342	$11,062

US based investments — held for use (3):
Purchase price / improvements	$13,266	$13,200
Accumulated depreciation and amortization	(1,916)	(1,698)
Total investments in real estate, held for use	$11,350	$11,502

Total investments in real estate, net	$21,692	$22,564

(1)     Includes 1 commercial property within the United States at June 30, 2007 and December 31, 2006.

(2)     Includes 2 apartment buildings in Barcelona, Spain at June 30, 2007 and December 31, 2006.

(3)     Includes 32 commercial properties under capital lease throughout the United States at June 30, 2007 and December 31, 2006.

Borrowings related to our investments in real estate were as follows:

	June 30, 2007	December 31, 2006
	(dollars in thousands)
Obligations on real estate under capital lease	$10,225	$10,471
Borrowings on Barcelona properties	3,437	3,435
Total borrowings related to real estate	$13,662	$13,906

Investments in properties under capital lease decreased $0.2 million at June 30, 2007 due to depreciation of $0.2 million during the first six months of 2007, partially offset by capital improvements to those properties.  Obligations under capital leases related to these properties decreased $0.2 million due to scheduled monthly payments during the same period.  Our investment in apartment buildings in Barcelona, Spain decreased $0.7 million from December 31, 2006 to June 30, 2007.  This was primarily the result of a market valuation impairment of $1.1 million, partially offset by increases in unrealized foreign currency translation of $0.3 million and increased carrying costs of $0.1 million.

Net property, plant and equipment

Net property, plant and equipment decreased $0.5 million at June 30, 2007 compared to December 31, 2006, primarily due to scheduled monthly depreciation on those assets.  Obligations on property, plant, and equipment under capital lease remained stable at $0.2 million at June 30, 2007 compared to December 31, 2006.

Goodwill and net intangible assets

	June 30, 2007	December 31, 2006
	(dollars in thousands)
Goodwill — Fatburger	$7,063	$7,063
Goodwill — Centrisoft	1,999	1,999
Goodwill — DAC International	1,464	1,464
Total goodwill	$10,526	$10,526

Net intangible assets — Fatburger	$4,850	$4,943
Net intangible assets — Centrisoft	274	319
Total net intangible assets	$5,124	$5,262

Net intangible assets decreased $0.1 million in the six months ended June 30, 2007 due to monthly amortization of those assets.  Net intangible assets at June 30, 2007 consists of trademark rights of approximately $4.0 million, franchise agreements of approximately $0.5 million, sales contracts for Centrisoft of approximately $0.3 million, and other miscellaneous intangible assets of approximately $0.3 million.  We do not believe that there is any impairment of goodwill or net intangible assets at June 30, 2007.

Notes receivable

As of June 30, 2007, our notes receivable portfolio (excluding loans to senior executives) consists of three individual loans with a combined carrying value of $0.8 million.  Two of the loans are secured by real estate consisting of commercial property located in Texas and Arizona, and one loan is secured by stock in a restaurant business.  The loans have a weighted average interest rate (excluding fees and points) of 10.9% and a weighted average maturity of 8 months.

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

Other assets

	June 30, 2007	December 31, 2006
	(dollars in thousands)
Trade receivables	$1,235	$1,586

Inventories	$3,247	$2,442

Other current assets:
Prepaid expenses	$498	$429
Other VIE-related assets	36	96
Total other current assets	$534	$525

Other assets:
Software costs	$1,048	$1,217
Security deposits	593	487
Deferred financing costs	287	306
Investment in operating leases	33	54
Other	100	107
Total other assets	$2,061	$2,171

Trade receivables and inventories at June 30, 2007 and December 31, 2006 relate primarily to the operations of DAC.

Deferred income

Our deferred income relating to the collection of unearned Fatburger franchise fees was $4.8 million at June 30, 2007, compared with $4.1 million at December 31, 2006.  As of June 30, 2007, nearly all of the deferred income was comprised of the non-refundable franchise fee received by Fatburger for each future franchise location.  These initial fees generally represent half of the total fee per location.  The balance of the franchise fee (approximately an additional $4.8 million) will be collected in the future when leases on these specific franchise locations are signed.

Notes payable

As of June 30, 2007, our notes payable (excluding borrowings on real estate) totaled $14.5 million, including $7.0 million of debt held at Fatburger, $0.7 million at Centrisoft, and $0.5 million at DAC.  This compares to $12.4 million at December 31, 2006.  The increase was primarily due to additional borrowings of $2.1 million.

Accounts payable and accrued liabilities

Accounts payable and accrued liabilities totaled $11.1 million at June 30, 2007, compared with $10.7 million at December 31, 2006, and consisted of the following:

	June 30, 2007	December 31, 2006
	(dollars in thousands)
Accounts payable	$6,395	$6,999
Accrued wages, bonus and commissions	2,214	669
Leased real estate portfolio-related accruals	646	597
Other	1,880	2,393
Total accrued expenses and other liabilities	$11,135	$10,658

The increase in accounts payable relates primarily to accrued wages and bonuses due to bonuses approved by our Compensation Committee, but not yet paid.

Sales deposits

For manufacturing sales at our DAC subsidiary, we usually require a deposit on new orders in the amount of 50% of the expected sale.  This deposit is not recognized as revenue until the order is complete, invoiced, and the item is shipped to the customer.  Sales deposits increased from $1.1 million at December 31, 2006 to $2.0 million at June 30, 2007.

Deferred income taxes

There was no significant change to our deferred income taxes at June 30, 2007, compared to December 31, 2006.

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund business operations, acquisitions, and expansion (including growth of company-owned and franchised restaurant locations), engage in loan acquisition and lending activities and for other general business purposes.  In addition to our cash on hand, our primary sources of funds for liquidity during the first six months of 2007 consisted of cash provided by proceeds from the sale of discontinued operations, new borrowings, and the repayments to us from borrowers.  As of June 30, 2007, we had cash or cash equivalents of $1.3 million, which, together with projected borrowings and proceeds from the sales of assets, we believe will be sufficient to meet our current liquidity needs.

At June 30, 2007, we had total consolidated secured indebtedness of $30.2 million, as well as $22.3 million of other liabilities.  Our consolidated secured indebtedness consisted of:

•                  notes payable and other debt of Fatburger of $7.0 million secured by the assets of Fatburger;

•                  $12.3 million in capital leases maturing between 2010 and 2040 which are secured by real estate;

•                  notes payable of $3.4 million secured by our two Barcelona properties;

•                  $6.3 million of notes payable secured by various assets of the Company;

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

Foreign currency exchange rate risk

Our exposure to foreign currency fluctuations arises mainly from our investment in Barcelona real estate.  As of June 30, 2007, approximately 17% of our total assets and 3% of our total liabilities were denominated in euros.  We may, from time to time, utilize a wide variety of financial techniques to assist in the management of currency risk, including currency swaps, options, and forwards, or combinations thereof.  As of June 30, 2007, we have no outstanding derivative instruments held for trading or hedging purposes.    See Item 3 — Quantitative and Qualitative Disclosures about Market Risk for further analysis.

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

Fatburger debt covenant

At June 30, 2007, Fatburger was not in compliance with all obligations under the agreements evidencing its indebtedness, as defined in the applicable agreements.  Fatburger failed to meet the prescribed fixed charge coverage ratio and the prescribed debt-coverage ratio at December 31, 2006.  Due to Fatburger’s non-compliance, the lender has the right to demand repayment of the notes after serving notice.  As such, on our Consolidated Statements of Financial Condition, $3.9 million of long-term debt has been classified as current at June 30, 2007, and December 31, 2006, that would otherwise be classified as non-current.  The lender has not demanded early repayment of the loans, however, if the lender exercises its right to demand repayment, our liquidity could be negatively affected.

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

Stock listing

We are currently listed on the OTC Bulletin Board, a regulated quotation service for stocks that are not listed on one of the major U.S. stock exchanges.  Trading of our common stock on the OTC Bulletin Board may reduce the liquidity of our common stock compared to quotation on a major US stock exchange.  Also, the coverage of the Company by security analysts and media could be reduced, which could result in lower prices for our common stock than might otherwise prevail and could also result in increased spreads between the bid and ask prices for our common stock.  Additionally, certain investors will not purchase securities that are not quoted on a national market, which could materially impair our ability to raise funds through the issuance of common stock or other securities convertible into common stock.

Common stock trading price

If the trading price of our common stock is less than $5.00 per share, trading in our common stock could be subject to Rule 15g-9 of the Securities Exchange Act of 1934, as amended.  Under that Rule, brokers who recommend such securities to persons other than established customers and accredited investors must satisfy special sales practice requirements, including an individualized written suitability determination for the purchaser and the purchaser’s written consent prior to any transaction.  The Securities Enforcement Remedies and Penny Stock Reform Act of 1990 also requires additional disclosure in connection with any trades involving a stock defined as a penny stock (generally, any equity security not traded on an exchange or quoted on the NASDAQ Stock Market that has a market price of less than $5.00 per share), including the delivery of a disclosure schedule explaining the penny stock market and the associated risks.  Such requirements could severely limit the market liquidity of our common stock.  There can be no assurance that our common stock will not become treated as penny stock.

Off Balance Sheet Arrangements

In order to facilitate the development of franchise locations, as of June 30, 2007, Fatburger had guaranteed the annual minimum lease payments of four restaurant sites owned and operated by franchisees.  The guarantees approximate $1.1 million plus certain contingent rental payments as defined in the respective leases.  These leases expire at various times through 2015.

The lease guarantees by Fatburger do not provide us with a material source of liquidity, capital resources or other benefits.  There are no revenues, expenses or cash flows connected with the lease guarantees other than the receipt of normal franchise royalties.  As of June 30, 2007, we were not aware of any event or demand that was likely to trigger the guarantee by Fatburger.

We have various operating leases for office and retail space which expire through 2015.  The leases provide for varying minimum annual rental payments including rent increases and free rent periods.  We have future minimum rental payments under non-cancelable operating leases with initial or remaining terms of one year or more of approximately $15.0 million as of June 30, 2007.

We did not have any other off-balance sheet arrangements in place as of June 30, 2007.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk results from instruments entered into other than for trading purposes and consists primarily of exposure to loss resulting from changes in foreign currency exchange rates, interest rates and commodity prices.

Foreign currency exchange rate risk

Our exposure to foreign currency fluctuations arises mainly from our investment in Barcelona real estate.  As of June 30, 2007, approximately 17% of our total assets and 3% of our total liabilities were denominated in euros.  The following table illustrates the projected effect on our net asset value as a result of hypothetical changes in foreign currency rates as of June 30, 2007:

Change in foreign exchange rates (1)	Projected change in net asset fair value	Projected percentage change in net asset fair value
Decrease 20%	$(1,737,000)	-3.3%
Decrease 10%	$(869,000)	-1.6%
No Change	$—	0.0%
Increase 10%	$869,000	1.6%
Increase 20%	$1,737,000	3.3%

(1)             Assumes that uniform percentage changes occur instantaneously in the euro.  A decrease in the foreign exchange rate indicates a strengthening of the U.S. dollar against the euro.  An increase in the foreign exchange rate indicates a weakening of the U.S. dollar against the euro.

We can utilize a wide variety of financial techniques to assist in the management of currency risk, including currency swaps, options, and forwards, or combinations thereof.  No such currency hedging techniques were in use as of June 30, 2007.

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

Changes in internal control over financial reporting

There were no significant changes in our internal control over financial reporting in connection with an evaluation that occurred during our second fiscal quarter of 2007 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Warlick complaint

Fatburger Holdings, Inc., et al. v. Keith A. Warlick/ Warlick v. Fatburger, et al, Superior Court of California for the County of Los Angeles, Case No. SC 091436.  On October 16, 2006, Fatburger Holdings, Inc., Fatburger Corporation and Fatburger North America, Inc. filed suit against Keith A. Warlick (“Warlick”) the former Chief Executive Officer of Fatburger Holdings, Inc. and Fatburger Corporation.  Warlick’s employment with Fatburger was terminated on September 21, 2006 by resolution of the board of directors of Fatburger Holdings, Inc.  The Fatburger companies initiated the lawsuit to recover damages from Warlick arising from wrongful acts and conduct during and after his employment, and are asserting claims for:  breach of contract, breach of duty of loyalty, breach of fiduciary duty, conversion — embezzlement; fraud/commencement; intentional interference with contractual relations, and equitable indemnity.  Warlick filed an answer to the lawsuit denying the allegations and included a Cross-complaint against Fatburger Holdings, Inc., Fatburger Corporation, Fatburger North America, Inc., Fog Cutter Capital Group, Inc., and Andrew Wiederhorn, for breach of contract, employment discrimination based on race and retaliation, wrongful termination and defamation — slander without any specification of damages.   The defendants to the Cross-complaint filed by Warlick dispute the allegations of the cross-complaint and intend to vigorously defend against the cross-complaint.

Keith Warlick, et al. v. Fog Cutter Capital Group, et al., Superior Court of California for the County of Los Angeles, Case No. 58365915.  In further response to the termination of his employment and above lawsuit, on February 6, 2007, Warlick, his wife, and a limited liability company controlled by Warlick, each of whom is a minority shareholder of Fatburger Holdings, Inc., filed a second lawsuit against various Fatburger entities, the Company, Andrew Wiederhorn, and members of the Fatburger Holdings Inc. board of directors.  In an amended complaint the plaintiffs allege claims of: (1) common law fraud and negligent misrepresentation against the Company and Wiederhorn; (2) fraud pursuant to California Corporate Code §25401 against the Company, Fatburger Holdings, Inc. and Wiederhorn; (3) rescission, breach of contract, breach of the implied covenant of good faith and fair dealing against the Company and Fatburger Holdings, Inc.; and (4) breach of fiduciary duty against all defendants.  These claims are based business transactions which the plaintiffs allege were not in the best interests of Fatburger Holdings, Inc. or the plaintiff minority shareholders.  The plaintiffs claim damages of $20 million.  The defendants dispute the allegations of the lawsuit and intend to vigorously defend against the claims.

ITEM 1A.  RISK FACTORS

There have been no material changes in the risk factors set forth in Part I, Item 1A — Risk Factors of our Annual Report as of and for the year ended December 31, 2006 on Form 10-K, as previously filed with the SEC on April 2, 2007.

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

Date:  August 10, 2007

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