Form 10-Q
period 2007-09-30
FOG CUTTER CAPITAL GROUP INC
filed 2007-11-13
CIK 1048566

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes☐  No☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2007
Common Stock, par value $0.0001 per share	7,957,428 shares

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

FOG CUTTER CAPITAL GROUP INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

 (dollars in thousands, except share data)

	September 30, 2007	December 31, 2006
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$712	$1,824
Accounts receivable	1,743	1,586
Notes receivable, current portion	556	464
Loans to senior executives	1,129	1,077
Inventories	3,435	2,442
Investments in real estate, held for sale, net	8,830	11,062
Current assets held for sale	—	27
Other current assets	401	525
Total current assets	16,806	19,007

Investments in real estate, net	11,270	11,502
Notes receivable	50	371
Property, plant and equipment, net	10,475	10,576
Intangible assets, net	5,055	5,262
Goodwill	10,526	10,526
Other assets held for sale	—	385
Other assets	1,951	2,171
Total assets	$56,133	$59,800

Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable and accrued liabilities	$13,068	$10,658
Sales deposits	1,821	1,104
Current liabilities associated with assets held for sale	—	441
Borrowings and notes payable, current portion	11,886	13,453
Obligations under capital leases, current portion	584	608
Total current liabilities	27,359	26,264

Borrowings and notes payable	6,511	2,400
Obligations under capital leases	11,594	11,883
Deferred income	5,111	4,061
Deferred income taxes	—	4,397
Total liabilities	50,575	49,005

Commitments and contingencies

Minority interests in consolidated subsidiaries	893	441
Minority interests in consolidated subsidiaries held for sale	—	130

Stockholders’ Equity:
Preferred stock, $.0001 par value; 25,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.0001 par value; 200,000,000 shares authorized; 11,757,073 shares issued as of September 30, 2007 and December 31, 2006; 7,957,428 shares outstanding as of September 30, 2007 and December 31, 2006	170,397	168,965
Accumulated deficit	(153,723)	(146,732)
Treasury stock, 3,799,645 common shares as of September 30, 2007 and December 31, 2006, at cost	(12,009)	(12,009)
Total stockholders’ equity	4,665	10,224
Total liabilities and stockholders’ equity	$56,133	$59,800

The accompanying notes are an integral part of these consolidated financial statements.

FOG CUTTER CAPITAL GROUP INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(dollars in thousands, except share data)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenue:
Restaurant and manufacturing sales	$10,212	$9,810	$29,816	$28,348
Restaurant franchise and royalty fees	599	591	1,706	1,826
Real estate rental income	972	928	2,851	2,978
Total revenue	11,783	11,329	34,373	33,152

Operating costs and expenses:
Restaurant and manufacturing cost of sales	5,709	5,289	17,010	15,753
Real estate operating expense	313	491	1,022	1,163
Engineering and development	360	371	1,091	1,167
Depreciation and amortization	548	475	1,684	1,375
Total operating costs and expenses	6,930	6,626	20,807	19,458

General and administrative expenses:
Compensation and employee benefits	2,254	2,616	9,366	8,218
Professional fees	989	1,014	2,647	2,686
Fees paid to related parties	—	47	—	279
Other	4,043	4,145	12,539	11,092
Total general and administrative expenses	7,286	7,822	24,552	22,275

Non-operating income (expense):
Gain on sale of real estate	13	1,211	13	2,905
Gain on sale of notes receivable	—	—	—	496
Interest income	93	65	197	242
Interest expense	(936)	(746)	(2,704)	(1,875)
Other income (loss), net	(1,250)	467	(1,086)	1,076
Total non-operating income (expense)	(2,080)	997	(3,580)	2,844

Loss before provision for income taxes, minority interests, and equity in income of equity investees	(4,513)	(2,122)	(14,566)	(5,737)

Minority interest in losses	193	5	676	71
Equity in earnings of equity investees	—	—	—	748
Income tax benefit	4,385	1,249	4,385	1,249

Income (loss) from continuing operations	65	(868)	(9,505)	(3,669)

Income (loss) from discontinued operations (including gain on sale of $2,492 for nine months ended September 30, 2007)	—	(7)	2,514	144

Net income (loss)	$65	$(875)	$(6,991)	$(3,525)

Basic earnings (loss) per share from continuing operations	$0.01	$(0.11)	$(1.19)	$(0.46)
Basic earnings per share from discontinued operations	$—	$—	$0.31	$0.02
Basic earnings (loss) per share	$0.01	$(0.11)	$(0.88)	$(0.44)
Basic weighted average shares outstanding	7,957,428	7,957,428	7,957,428	7,957,428
Diluted earnings (loss) per share from continuing operations	$0.01	$(0.11)	$(1.19)	$(0.46)
Diluted earnings per share from discontinued operations	$—	$—	$0.31	$0.02
Diluted earnings (loss) per share	$0.01	$(0.11)	$(0.88)	$(0.44)
Diluted weighted average shares outstanding	7,957,428	7,957,428	7,957,428	7,957,428

Dividends declared per share	$—	$—	$—	$0.13

The accompanying notes are an integral part of these consolidated financial statements.

FOG CUTTER CAPITAL GROUP INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(dollars in thousands, except share data)

	Common Stock		Treasury Stock		Accumulated
	Shares (1)	Amount	Shares	Amount	Deficit	Total
Balance at January 1, 2007	7,957,428	$168,965	3,799,645	$(12,009)	$(146,732)	$10,224
Comprehensive income (loss):
Net loss	—	—	—	—	(6,991)	(6,991)
Stock options expensed in net loss	—	1,432	—	—	—	1,432
Balance at September 30, 2007	7,957,428	$170,397	3,799,645	$(12,009)	$(153,723)	$4,665

(1)     Issued and outstanding

The accompanying notes are an integral part of these consolidated financial statements.

FOG CUTTER CAPITAL GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(dollars in thousands)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Cash flows from operating activities:
Net income (loss)	$65	$(875)	$(6,991)	$(3,525)
(Income) loss from discontinued operations	—	7	(2,514)	(144)
Income (loss) from continuing operations	65	(868)	(9,505)	(3,669)
Adjustments to reconcile net income (loss) to net operating cash flows:
Equity in earnings of equity investees	—	—	—	(748)
Depreciation and amortization	788	663	2,413	1,896
Gain on foreign currency	(546)	(114)	(799)	(619)
Gain on sale of notes receivable and other assets	—	—	—	(496)
Gain on sale of real estate	(13)	(1,211)	(13)	(2,905)
Share based compensation	526	188	1,432	302
Market value impairment reserve	1,800	46	2,909	46
Other	(186)	25	(590)	8
Change in:
Other assets	(536)	(1,232)	(1,199)	(1,453)
Deferred income	320	(180)	1,050	(230)
Deferred income taxes	(4,385)	(1,279)	(4,397)	(1,363)
Accounts payable and accrued liabilities	1,499	1,751	3,912	2,667
Net cash used in operating activities	(668)	(2,211)	(4,787)	(6,564)

Cash flows from investing activities:
Proceeds from sale of real estate	376	6,004	376	12,130
Proceeds from sale of notes receivable and other assets	—	—	—	664
Investment in real estate	(71)	(362)	(225)	(1,629)
Purchase of net assets of restaurant operations	—	(80)	—	(768)
Investments in property, plant, and equipment	(243)	(1,594)	(2,003)	(2,644)
Other	236	1,588	211	1,568
Net cash provided by (used in) investing activities	298	5,556	(1,641)	9,321

Cash flows from financing activities:
Proceeds from borrowings	87	3,274	2,202	5,672
Repayments on borrowings	(139)	(8,314)	(294)	(9,463)
Repayments under capital leases	(135)	(135)	(312)	(409)
Investments by minority interests, net	—	—	1,100	225
Dividend payments on common stock	—	—	—	(1,034)
Net cash provided by (used in) financing activities	(187)	(5,175)	2,696	(5,009)

Effect of exchange rate change on cash	—	(25)	(1)	(14)
Net change in cash and cash equivalents from continuing operations	(557)	(1,855)	(3,733)	(2,266)

Net change in cash and cash equivalents from discontinued operations:
Net cash provided by (used in) operating activities	7	183	(50)	450
Net cash provided by (used in) investing activities	—	(6)	2,925	(6)
Net cash used in financing activities	—	(122)	(254)	(527)
Net change in cash and cash equivalents	(550)	(1,800)	(1,112)	(2,349)
Cash and cash equivalents at beginning of period	1,262	3,522	1,824	4,071
Cash and cash equivalents at end of period	$712	$1,722	$712	$1,722

Supplemental disclosures of cash flow information:
Cash paid for interest	$883	$658	$2,430	$1,688
Cash paid for income taxes	$—	$30	$11	$113

Noncash investing activities:
Acquisition of net assets of franchisee using notes payable	$500	$—	$500	$—

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

In the Company’s opinion, all adjustments, comprised of normal recurring accruals necessary for the fair presentation of the interim financial statements, have been included in the accompanying consolidated financial statements. Operating results for the nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

At September 30, 2007, certain Company officers and directors had, directly or indirectly, majority voting control of the Company.

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

NOTE 3 - SIGNIFICANT EVENTS

The following significant events affected our operations for the nine months ended September 30, 2007:

Restaurant openings

During the nine months ended September 30, 2007, Fatburger Holdings Inc. (“Fatburger”), the Company’s restaurant operations subsidiary, opened four additional franchise locations and one additional company-owned location, and one franchise location was closed. Fatburger also purchased the net assets of a franchisee with two locations and converted them to company-owned locations. In the acquisition, Fatburger issued a note payable to the franchisee for $0.2 million, payable by December 31, 2007, and assumed accounts payable and notes payable totaling $0.3 million, in exchange for $0.5 million of property, plant and equipment.

Sale of real estate

In July 2007, the Company sold one stand-alone retail location for $0.4 million in cash. The property had a net book value of $0.4 million at the time of disposal, and the Company recognized a gain on the sale of less than $0.1 million.

Repayment of notes receivable

In August 2007, the Company received payment on one note receivable of approximately half of the $0.5 million book value, which was due on August 18, 2007. The remaining principal was extended for one year. Upon extension, the Company received and deferred a loan fee of less than $0.1 million, which will be amortized over the remaining life of the note receivable.

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

In May 2007, the Company borrowed an additional $1.0 million on a note payable that had a balance of $2.1 million at December 31, 2006. The amended note has a balance of $3.3 million including accrued interest and fees, and is secured primarily by the Company’s interest in an LLC owned by the Company that holds the Company’s real estate lease portfolio. In August 2007, the Company and the lender agreed to extend the terms of this note payable and amend the interest rate from 13.0% annually to 18.0% annually.

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

Change in the Board of Directors

Effective May 21, 2007, Kenneth J. Anderson was elected by the Company’s stockholders as an independent member of the Board of Directors. Mr. Anderson is a founding partner of Quintile Wealth Management and has over twenty-five years of financial consulting and accounting experience. He replaced M. Ray Mathis, who retired from the Company’s Board of Directors effective May 20, 2007.

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

Liquidity

As of September 30, 2007, borrowings of $1.0 million related to one Barcelona property was reflected as a current liability in the accompanying Consolidated Statements of Financial Condition due to management’s intention to sell the property and repay the related debt at the time of sale.

As of December 31, 2006, Fatburger was not in compliance with all obligations under the agreements evidencing its indebtedness, as defined in the applicable agreements. Fatburger failed to meet the prescribed fixed charge coverage ratio and the prescribed debt-coverage ratio for three notes payable. The lender subsequently issued a waiver of the covenant violations for December 31, 2006. As such, in the accompanying Consolidated Statements of Financial Condition, approximately $3.9 million of long-term debt has been classified as current liabilities as of December 31, 2006, but is classified as long-term as of September 30, 2007.

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

Other

In order to facilitate the development of franchise locations, as of September 30, 2007, Fatburger had guaranteed the annual minimum lease payments of four restaurant sites owned and operated by franchisees. The guarantees approximate $1.0 million plus certain contingent rental payments as defined in the respective leases. These leases expire at various times through 2015.

The Company may utilize a wide variety of off-balance sheet financial techniques to manage risk. In hedging the interest rate and/or exchange rate exposure of a foreign currency denominated asset or liability, the Company may enter into hedge transactions to counter movements in interest rates and foreign currencies. These hedges may be in the form of currency and interest rate swaps, options, and forwards, or combinations thereof. As of September 30, 2007, the Company has no outstanding derivative instruments held for trading or hedging purposes.

There were no other off-balance sheet arrangements in place as of September 30, 2007.

NOTE 5 – STOCK OPTIONS AND RIGHTS

The Company has a stock option plan (the “Option Plan”) which provides for options to purchase shares of the Company’s common stock. The maximum number of shares of common stock that may be issued pursuant to options granted under the Option Plan is 3,500,000 shares. Newly elected directors automatically receive 5,000 options on the day they join the Board of Directors. Additionally, each independent director receives, on the last day of each quarter, an automatic non-statutory option grant to purchase 1,500 shares of common stock at 110% of the fair market value on that day. Automatic grants vest one third on each of the first three anniversaries of the grant date and expire on the tenth anniversary of the grant date. The Company granted a total of 18,500 options to its independent directors in the nine months ending September 30, 2007. In the same period, the Company granted 615,000 options to certain Company Managers (as defined by the Option Plan). These grants to purchase the Company’s common stock at 110% of the fair market value on the grant dates vest one third on each of the first three anniversaries of the grant dates and expire on the tenth anniversary of the grant dates. The retirement and resignation of certain directors and Managers resulted in the forfeiture of 153,667 unvested options in the nine months ended September 30, 2007.

There were no options granted with exercise prices below the market value of the stock at the grant date. Fair values for 2007 were estimated using the Black-Scholes option-pricing model with the following weighted average assumptions used: 0% dividend yield, expected volatility of 76%, risk-free interest rate of 5.0% and expected lives of five years.

A summary of our stock options activity for the nine months ended September 30, 2007 is presented below:

	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2007	2,762,000	$1.45
Granted	633,500	$2.41
Exercised	—	$—
Cancelled/forfeited	(153,667)	$2.80
Outstanding at September 30, 2007	3,241,833	$1.57

A summary of our stock options outstanding as of September 30, 2007 is presented below:

Range of Exercise Prices	Shares	Weighted Average Remaining Life	Weighted Average Exercise Price
$1.00 – 2.00	2,617,500	9.2	$1.32
$2.01 – 4.00	580,000	9.7	$2.46
$4.01 – 8.00	44,333	6.7	$4.55
Total	3,241,833	9.3	$1.57

NOTE 6 – VARIABLE INTEREST ENTITIES

As of September 30, 2007, the Company has loaned $10.3 million to two related Spanish entities formed to purchase, reposition and sell apartment buildings in Barcelona, Spain. Under the terms of the loans, the investments meet the definition of a Variable Interest Entity (“VIE”) under FASB Interpretation No. 46 (“FIN 46”) and the Company is the primary beneficiary of the VIE. As a result, the assets, liabilities, and results of operations of the VIE have been consolidated into the accompanying consolidated financial statements as of September 30, 2007. Neither the creditors nor the other beneficial interest holders have recourse to the Company with regard to these investments.

The VIE currently owns two apartment buildings consisting of 33 residential units with a book value of approximately $8.8 million, including capital improvements and carrying costs. The two properties met the criteria to be classified as “held for sale” and are classified as such on the Statement of Financial Condition at September 30, 2007. In December 2006, the VIE entered into an agreement to sell one of the two buildings for approximately $8.6 million. In June 2007, the buyer failed to perform under terms of the contract, the Company recognized $0.7 million in revenue from a forfeited deposit, and the building was re-listed for sale. Based upon management’s estimate of the current fair value, the Company has recorded a market value impairment totaling $2.9 million on this building in the nine months ended September 30, 2007. Assets and liabilities of the VIE included in the accompanying consolidated statements of financial condition are summarized as follows:

Investment in real estate, held for sale, net	$8,830,000
Other assets	5,000
Borrowings and notes payable (included in current liabilities at September 30, 2007)	976,000
Accrued expenses and other liabilities	18,000
Minority interest	392,000

NOTE 7 – INCOME TAXES

During the nine months ended September 30, 2007, the Company determined that it was more likely than not that certain NOL carryovers would be available to offset prior taxable income. As a result, the Company recognized an income tax benefit of $4.4 million and reduced the deferred tax liability by the same amount. The Company recognized a similar benefit in the nine months ended September 30, 2006, in the amount of $1.2 million.

NOTE 8 – LOANS TO SENIOR EXECUTIVES

Prior to the passage of the Sarbanes-Oxley Act of 2002, the Company’s employment agreement with its Chief Executive Officer, Andrew Wiederhorn, allowed him to borrow a specified maximum amount from the Company to purchase shares of common stock. The loans are full recourse to the borrower and bear interest at the prime rate. The total amount of loans receivable from Mr. Wiederhorn, including compounded interest, was $1.1 million at September 30, 2007. The loans matured on February 21, 2007. The Company has not extended the maturity date of the loans or amended any other terms. The Company has not declared the loans in default and is cooperating with Mr. Wiederhorn in completing the repayment of the loans in full.

NOTE 9 – INVENTORIES

Inventories relate primarily to the DAC International subsidiary and consist of the following:

	September 30, 2007	December 31, 2006
	(dollars in thousands)

Raw materials	$1,225	$1,703
Work in progress	1,277	138
Finished goods	933	601
Total inventories	$3,435	$2,442

NOTE 10 – OPERATING SEGMENTS

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

Restaurant operations

As of September 30, 2007, the Company owned approximately 82% of the voting control of Fatburger, which operates or franchises 90 hamburger restaurants located primarily in California and Nevada, as well as 12 other states, Canada, and China. Franchisees currently own and operate 52 of the Fatburger locations. Four new franchise restaurants were opened and one franchise restaurant was closed during the nine months ended September 30, 2007. In the third quarter of 2007, Fatburger acquired the net assets of two franchise locations and converted them to company-owned locations.

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
	(dollars in thousands)

Company-owned restaurant sales	$7,226	$7,426	$21,976	$20,494
Royalty revenue	528	551	1,574	1,662
Franchise fee revenue	71	40	131	164
Total revenue	7,825	8,017	23,681	22,320

Cost of sales	(4,075)	(3,915)	(12,681)	(11,378)
Depreciation and amortization	(497)	(427)	(1,529)	(1,202)
Other general & administrative costs	(3,899)	(4,001)	(11,449)	(10,667)
Interest expense	(195)	(187)	(576)	(627)
Management allocation	(536)	—	(1,608)	—
Minority interest in losses	193	5	676	71
Segment loss	$(1,184)	$(508)	$(3,486)	$(1,483)

Capital expenditures	$441	$1,465	$948	$2,449
Segment assets			$22,165	$21,214
Minority interests			$501	$117

Manufacturing operations

The Company conducts manufacturing activities through its wholly-owned subsidiary, DAC International. DAC is a supplier of computer controlled lathes and milling machinery for the production of eyeglass, contact, and intraocular lenses.

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
	(dollars in thousands)

Manufacturing sales	$2,940	$2,370	$7,781	$7,821
Cost of sales	(1,634)	(1,375)	(4,329)	(4,375)
Engineering and development	(256)	(214)	(724)	(655)
Depreciation and amortization	(20)	(22)	(67)	(42)
Other general & administrative costs	(612)	(446)	(1,878)	(1,323)
Interest expense	(13)	—	(28)	(6)
Other non-operating income	3	45	20	53
Segment income	$408	$358	$775	$1,473

Capital expenditures	$3	$145	$71	$205
Segment assets			$6,151	$5,582

Real estate and financing operations

The Company owns various interests in real estate and notes receivable. At September 30, 2007, real estate is comprised of leasehold interests in 72 freestanding retail buildings located throughout the United States and two apartment buildings located in Barcelona, Spain. At September 30, 2007, notes receivable have a carrying value of $0.6 million and are primarily secured by real estate.

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
	(dollars in thousands)

Rental income	$972	$928	$2,851	$2,978
Operating expenses	(313)	(491)	(1,022)	(1,163)
Depreciation and amortization	(112)	(111)	(335)	(370)
Other general & administrative costs	(243)	(204)	(352)	(608)
Interest income	91	66	194	242
Interest expense	(725)	(472)	(2,081)	(1,134)
Other non-operating income	562	1,678	1,819	4,469
Market value impairment reserves	(1,800)	—	(2,909)	—
Equity in earnings of equity investees	—	—	—	748
Segment income (loss)	$(1,568)	$1,394	$(1,835)	$5,162

Capital expenditures	$71	$362	$225	$1,552
Segment assets			$24,339	$26,573
Minority interests			$392	$349

Other non-operating income for the nine months ended September 30, 2007 is primarily composed of foreign currency gains of $0.8 million, commission and other non-operating revenue of $0.3 million, and a forfeited deposit on the sale of one Barcelona property of $0.7 million. This compares to a gain on sale of real estate of $2.9 million, gain on sale of notes receivable of $0.5 million, foreign currency gains of $0.6 million, and commission and other non-operating revenue of $0.5 million for the nine months ended September 30, 2006.

Software development and sales operations

The Company holds a 79% ownership interest in Centrisoft, which conducts software development and sales activities. Centrisoft develops and sells software that controls and enhances the productivity of enterprise networks and provides first level security against unauthorized applications and users.

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
	(dollars in thousands)

Software sales	$46	$13	$60	$34
Engineering and development	(105)	(156)	(367)	(513)
Depreciation and amortization	(110)	(97)	(334)	(265)
Other general & administrative costs	(107)	(340)	(479)	(1,221)
Interest expense	(294)	(232)	(846)	(585)
Market value impairment reserves	—	(46)	—	(46)
Segment loss	$(570)	$(858)	$(1,966)	$(2,596)

Capital expenditures	$—	$—	$—	$7
Segment assets			$3,478	$3,759

Reconciliation to total net loss

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
	(dollars in thousands)

Segment income (loss) from operations	$(2,914)	$386	$(6,512)	$2,556
Corporate expenses	(2,234)	(2,648)	(9,812)	(7,953)
Elimination of intercompany charges	828	145	2,434	479
Income tax benefit	4,385	1,249	4,385	1,249
Income (loss) from discontinued operations	—	(7)	2,514	144
Net income (loss)	$65	$(875)	$(6,991)	$(3,525)

NOTE 11 – DISCONTINUED OPERATIONS

Prior to February 2007, the Company held a 51% ownership interest in George Elkins, a California commercial mortgage banking operation. In December 2006, the Company reached an agreement to sell George Elkins to a third party and the sale closed in February 2007. As such, all assets of George Elkins have been classified as held for sale at December 31, 2006 and results from operations of George Elkins for the nine months ended September 30, 2007 and 2006 have been classified as discontinued operations. Prior to disposal, George Elkins was a reportable segment of the Company’s operations.

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
	(dollars in thousands)

Loan brokerage fees	$—	$1,358	$1,673	$4,755
Loan servicing fees	—	217	134	708
Total revenue	—	1,575	1,807	5,463

Depreciation and amortization	—	(8)	(4)	(22)
Other general & administrative costs	—	(1,498)	(1,811)	(5,181)
Interest income	—	2	2	5
Other non-operating income	—	4	15	283
Minority interest in earnings	—	(82)	13	(404)
Gain on sale of discontinued operations	—	—	2,492	—
Income (loss) from discontinued operations	$—	$(7)	$2,514	$144

Capital expenditures	$—	$6	$—	$6
Segment assets			$—	$1,130
Minority interests			$—	$178

NOTE 12 – SUBSEQUENT EVENTS

Restaurant openings

Subsequent to September 30, 2007, Fatburger opened one additional company-owned restaurant.

Borrowings on notes payable

Subsequent to September 30, 2007, the Company borrowed an additional $0.5 million on a note payable that had a balance of $3.3 million at September 30, 2007. The amended note has a balance of $3.8 million and is secured primarily by the Company’s interest in an LLC owned by the Company that holds the Company’s real estate lease portfolio.

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

•                  credit risk management; and

•                  asset/liability management.

Except as may be required by law, the Company does not undertake, and specifically disclaims any obligation, to publicly release the results of any revisions that may be made to any Forward-Looking Statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements of Fog Cutter Capital Group Inc. and the notes thereto included elsewhere in this filing. References in this filing to “the Company,” “we,” “our,” and “us” refer to Fog Cutter Capital Group Inc. and its subsidiaries unless the context indicates otherwise.

Executive Overview

Business overview

Fog Cutter Capital Group Inc. is primarily engaged in the operations of its Fatburger Holdings, Inc. (“Fatburger”) restaurant business. Fatburger, “The Last Great Hamburger Stand”®, opened its first restaurant in Los Angeles in 1952. As of September 30, 2007, there were 90 Fatburger restaurants located in 14 states and in Canada and China. The restaurants specialize in fresh, made to order hamburgers and other specialty sandwiches. French fries, homemade onion rings, hand-scooped ice cream shakes and soft drinks round out the menu. We acquired the controlling interest in Fatburger in August 2003 and currently own 82% voting control.

We plan to open additional Fatburger restaurants throughout the United States and internationally, including Canada and China. We intend to continue to open company-owned restaurants in strategic markets and increase the number of franchised locations in the U.S. and internationally. Franchisees currently own and operate 52 of the Fatburger locations and we have agreements for approximately 242 new franchise locations. As is typical for our industry, the identification of qualified franchisees and quality locations has an impact on the rate of growth in the number of our restaurants.

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

Significant events

The following significant events affected our operations for the three and nine months ended September 30, 2007:

•                  Restaurant openings –During the nine months ended September 30, 2007, we opened five additional Fatburger restaurant locations (four franchise and one company-owned), and one franchise location was closed. We also purchased the net assets of a franchisee with two locations and converted them to company-owned locations. In the acquisition, we issued a note payable to the franchisee for $0.2 million, payable by December 31, 2007, and assumed accounts payable and notes payable totaling $0.3 million, in exchange for $0.5 million of property, plant and equipment.

•                  Sale of real estate – In July 2007, we sold one stand-alone retail location for $0.4 million in cash. The property had a net book value of $0.4 million at the time of disposal, and we recognized a gain on the sale of less than $0.1 million.

•                  Repayment of notes receivable – In August 2007, we received payment on one note receivable of approximately half of the $0.5 million book value, which was due on August 18, 2007. The remaining principal was extended for one year. Upon extension, we received and deferred a loan fee of less than $0.1 million, which will be amortized over the remaining life of the note receivable.

•                  Discontinued operations – On February 28, 2007, Fog Cap Commercial Lending Inc., our wholly-owned subsidiary, sold its 51% interest in George Elkins Mortgage Banking Company (“George Elkins”). We received $2.9 million for our portion of the proceeds and recorded a gain on sale of $2.5 million.

•                  Borrowings on notes payable – In January 2007, we borrowed an additional $1.1 million on a note payable that had a balance of $2.1 million at December 31, 2006. The amended note has a balance of $3.2 million and is secured primarily by our interest in DAC. The terms of the amended note were not significantly different from the terms at December 31, 2006.

•                  Borrowings on notes payable – In May 2007, we borrowed an additional $1.0 million on a note payable that had a balance of $2.1 million at December 31, 2006. The amended note has a balance of $3.1 million and is secured primarily by our interest in our real estate lease portfolio. In August 2007, we agreed with the lender to extend the terms of this note and amend the interest rate from 13.0% annually to 18.0% annually.

•                  OTC Bulleting Board listing – Effective June 24, 2007, our common stock began trading on the OTC Bulletin Board (the “OTCBB”) market as FCCG.OB. The OTC Bulletin Board is a regulated quotation service that displays real-time quotes, last-sale prices, and volume information in qualifying over-the-counter equity securities. Prior to being listed on the OTCBB, our shares were quoted by Pink Sheets LLC.

•                  Change in the Board of Directors – Effective May 21, 2007, Kenneth J. Anderson was elected by our stockholders as an independent member of the Board of Directors. Mr. Anderson is a founding partner of Quintile Wealth Management and has over twenty-five years of financial consulting and accounting experience. He replaced M. Ray Mathis, who retired from our Board of Directors effective May 20, 2007.

Results of operations

We incurred net income (losses) from continuing operations as follows:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
	(dollars in thousands, except per share data)
Net income (loss) from continuing operations	$65	$(868)	$(9,505)	$(3,669)
Net income (loss) per share	$0.01	$(0.11)	$(1.19)	$(0.46)

Our net loss from continuing operations was $9.5 million (or $1.19 per share) for the nine months ended September 30, 2007, including net income of $0.1 million (or $0.01 per share) for the three months then ended. This compares to net losses of $3.7 million (or $0.46 per share) for the nine months ended September 30, 2006, and $0.9 million (or $0.11 per share) for the third quarter of 2006. The year-to-date net loss is primarily due to operating expenses associated with our management infrastructure, while the net income in the third quarter is due mainly to the recognition of certain income tax benefits. We have put in place a management structure that we believe will enable us to significantly expand our operations, notably our Fatburger subsidiary. However, until the growth is realized, the cost of our management structure will be borne by our existing operations.

The following sections describe the results of operations of our operating segments for the three and nine months ended September 30, 2007.

Restaurant segment operations

The following table shows our operating margin for company-owned restaurants for the three and nine months ended September 30, 2007 and 2006:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
	(% to Company-owned restaurant sales)
Restaurant sales:
Company-owned restaurant sales	100.0%	100.0%	100.0%	100.0%
Cost of sales – food, paper, merchandise	(23.7)%	(21.8)%	(24.2)%	(24.9)%
Cost of sales – wages and benefits	(32.7)%	(30.9)%	(33.5)%	(30.6)%
Restaurant depreciation and amortization	(6.0)%	(4.9)%	(6.1)%	(4.9)%
Operating margin (restaurant sales only)	37.6%	42.4%	36.2%	39.6%

For the nine months ended September 30, 2007, company-owned restaurant sales increased 7.3% to $22.0 million from $20.5 million for the same period in 2006. For the three months ended September 30, 2007, company-owned restaurant sales decreased 2.7% to $7.2 million from $7.4 million for the third quarter of 2006. This year-to-date increase was primarily the result of the addition of nine company-owned restaurants in 2006 and a price increase in June 2006. Same store sales for company-owned restaurants open during all of 2006 decreased 7.1% for the first nine months of 2007 compared to the same period in 2006.

The operating margin as a percentage of sales for company-owned locations decreased to 36.2% for the first nine months of 2007 from 39.6% for the same period in 2006. This was due primarily to increases in labor costs of 2.9% as a percentage of sales and restaurant depreciation expense of 1.2% (from the addition of nine company-owned restaurants in 2006), partially offset by reductions in food costs as a percentage of sales of 0.7%. Since implementing a price increase in June 2006, our sales prices have remained relatively stable. Thus, our operating margins have been declining as operating costs slowly increase over time.

The following table shows our total operating results from the restaurant segment for the three and nine months ended September 30, 2007 and 2006:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
	(% to total revenue)
Total restaurant operations:
Company-owned restaurant sales	92.3%	92.6%	92.8%	91.8%
Royalty revenue	6.8%	6.9%	6.6%	7.5%
Franchise fee revenue	0.9%	0.5%	0.6%	0.7%
Total revenue	100.0%	100.0%	100.0%	100.0%

Cost of sales	(57.7)%	(53.4)%	(59.3)%	(55.5)%
General & administrative costs	(50.6)%	(50.7)%	(49.1)%	(48.6)%
Interest expense	(2.5)%	(2.3)%	(2.4)%	(2.8)%
Management allocation	(6.8)%	—%	(6.8)%	—%
Minority interest in losses	2.5%	0.1%	2.9%	0.3%
Segment loss	(15.1)%	(6.3)%	(14.7)%	(6.6)%

Royalty revenue decreased 5.9%, from $1.7 million for the first nine months of 2006 to $1.6 million for the nine months ended September 30, 2007, and remained unchanged at $0.5 million for the three month period then ended. The decrease was a result of decreased sales in our franchise locations and the conversion of three franchise locations to company-owned stores in the second half of 2006. We added four franchise locations during the nine months ended September 30, 2007, which is partially offset by the closure of one franchise location and the conversion of two more locations to company-owned stores. Same store sales for franchise restaurants open during all of 2006 decreased 10.9% for the first nine months of 2007 compared to the same period in 2006.

System-wide same store sales decreased 9.9% for stores open during all of 2006 during the first nine months of 2007 compared to the same period in 2006. Our loss from restaurant operations was 14.7% of total revenue for the nine months ended September 30, 2007 (15.1% for the third quarter) compared to 6.6% for the same nine months (6.3% for the third quarter) in 2006. The change is mainly due to the implementation of a management allocation of our corporate expenses, as well as increased general and administrative expenses as we continue to set up our infrastructure to support our expansion.

We intend to continue to open company-owned restaurants in strategic markets and increase the number of franchised locations in the U.S. and internationally. Late in the third quarter of 2007, we opened our first location in China, at the Venetian Macao-Resort-Hotel. Since we acquired our interest in Fatburger in August 2003, Fatburger has added 41 new restaurants through September 30, 2007. While we seek to expand the number of restaurants, the identification of qualified franchisees and quality locations has an effect on the rate of growth in the number of our restaurants.

Manufacturing segment operations

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
	(% to total revenue)
Manufacturing sales	100.0%	100.0%	100.0%	100.0%
Manufacturing cost of sales	(55.6)%	(58.0)%	(55.6)%	(55.9)%
Engineering and development	(8.7)%	(9.0)%	(9.3)%	(8.4)%
Operating margin	35.7%	33.0%	35.1%	35.7%

Compensation expense	(12.6)%	(12.6)%	(14.9)%	(12.2)%
Depreciation expense	(0.7)%	(0.9)%	(0.9)%	(0.5)%
Other operating expense	(8.5)%	(4.3)%	(9.3)%	(4.2)%
Segment income	13.9%	15.2%	10.0%	18.8%

Total revenue for this segment was $7.8 million for the nine months ended September 30, 2007 and $2.9 million for the three months then ended. This compares to $7.8 million for the nine months ended September 30, 2006 and $2.4 million for the third quarter of 2006. Net income for this segment was $0.8 million for the first nine months of 2007 ($0.4 million for the third quarter), compared to $1.5 million ($0.4 million) for the same periods in 2006. In order to focus our efforts on our restaurant segment, we intend to sell our equity position in DAC for an amount higher than our net investment. If we were to sell this segment, it would decrease our net revenue and increase our net loss. There can be no assurance that we will be able to sell this segment for a profit.

Real estate and finance segment operations

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
	(dollars in thousands)
Real estate operations:
Operating revenue	$972	$928	$2,851	$2,978
Operating expenses	(313)	(491)	(1,022)	(1,163)
Depreciation and amortization	(111)	(111)	(335)	(369)
Operating margin	548	326	1,494	1,446

General and administrative expenses	(243)	(100)	(340)	(483)
Interest expense	(363)	(323)	(1,064)	(985)
Gain on sale of real estate	13	1,211	13	2,905
Other non-operating income	2	—	724	6
Market value impairment reserve	(1,800)	—	(2,909)	—
Income (loss) from real estate operations	$(1,843)	$1,114	$(2,082)	$2,889

During the nine months ended September 30, 2007, our operating margin on real estate increased less than $0.1 million, to $1.5 million, compared to $1.4 million for the same period of 2006. Our operating margin on real estate operations for the third quarter of 2007 increased $0.2 million, to $0.5 million, compared to $0.3 million in the third quarter of 2006. Although we have continued to sell certain real estate investments, we have been able to maintain our operating margin at relatively stable levels due to our success in reducing vacancies and increasing lease rates.

In July 2007, we sold one stand-alone retail location for $0.4 million in cash. The property had a net book value of $0.4 million at the time of disposal, and we recognized a gain on the sale of less than $0.1 million. In the first nine months of 2006, we sold ten properties for total proceeds of $12.3 million, resulting in a net gain on sale of approximately $2.9 million. General and administrative expenses have decreased for the first nine months of 2007 compared to 2006, primarily due to the VIE investments in Barcelona nearing completion and being marketed for sale. Interest expense for the three and nine months ended September 30, 2007 ($0.4 million and $1.1 million, respectively) has increased compared to the same periods of 2006 ($0.3 million and $1.0 million, respectively) as we borrowed money on various notes payable secured by certain real estate investments in the second half of 2006 and first half of 2007.

In December 2006, we entered into an agreement to sell one of our two Barcelona properties for a sales price of approximately $8.6 million. In June 2007, the buyer failed to perform under terms of the contract. As a result, we recognized $0.7 million in revenue from a forfeited deposit and re-listed the building for sale. Based upon our estimate of the current market value, we have recorded market value impairments totaling $2.9 million on this property in the nine months ended September 30, 2007.

Interest income – Our interest income for the nine months ended September 30, 2007 has remained stable at $0.2 million ($0.1 million for the third quarter) compared with $0.2 million for the first nine months of 2006 ($0.1 million for the third quarter).

Interest expense – Our interest expense not related to real estate investments was $1.0 million for the nine months ended September 30, 2007 ($0.4 million for the third quarter), compared to $0.2 million for the first nine months of 2006 ($0.2 million for the third quarter). This increase is due to various borrowings and notes payable we have obtained beginning in late 2006.

Foreign exchange gains – Changes in foreign currency exchange rates resulted in a net gain of approximately $0.8 million in this segment for the nine months ended September 30, 2007 compared to $0.6 million for the same period in 2006. In the third quarter of 2007, we recognized gains of $0.5 million compared to $0.1 million for the same period in 2006. At September 30, 2007, approximately 16% of our total assets and 3% of our total liabilities were denominated in euros. See Item 3 – Quantitative and Qualitative Disclosures about Market Risk for further analysis.

Other non-operating income – In the nine months ended September 30, 2007, we had consulting revenue of $0.3 million. For the same period in 2006, we had equity in earnings of equity investee of $0.7 million and gain on sale of notes receivable of $0.5 million in this segment.

Software development and sales segment operations

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
	(dollars in thousands)
Software sales	$46	$13	$60	$34
Engineering and development	(105)	(156)	(367)	(513)
Compensation expense	(38)	(128)	(195)	(646)
Depreciation expense	(110)	(97)	(334)	(265)
Other operating expense	(69)	(212)	(284)	(575)
Interest expense	(294)	(232)	(846)	(585)
Market value impairment reserves	—	(46)	—	(46)
Segment loss	$(570)	$(858)	$(1,966)	$(2,596)

Total revenue for this segment was less than $0.1 million for each of the nine months ended September 30, 2007 and 2006. Segment loss was approximately $2.0 million for the first nine months of 2007 ($0.6 million for the third quarter) and $2.6 million for the same period in 2006 ($0.9 million for the third quarter). In order to focus our efforts on our restaurant segment, we intend to sell all, or a portion of, our equity position in Centrisoft. If we were to sell this segment, we believe that it would have a positive effect on our cash flow and decrease our net loss. There can be no assurance that we will be able to sell this segment.

Corporate expenses

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
	(dollars in thousands)
Compensation and employee benefits	$1,253	$1,425	$6,089	$4,435
Travel and entertainment	341	323	1,382	943
Professional fees	256	499	982	1,214
Directors fees	131	109	397	269
Insurance	64	160	316	571
Occupancy costs	29	50	106	140
Other expenses	160	82	540	381
Total operating expenses	$2,234	$2,648	$9,812	$7,953

For the nine months ended September 30, 2007, we incurred corporate operating expenses of $9.8 million ($2.2 million for the third quarter), compared to $8.0 million for the first nine months of 2006 ($2.6 million for the third quarter). This increase is primarily due to an increase in compensation expenses. Corporate expenses for the first nine months of 2007 also include $1.4 million ($0.5 million for the third quarter) for share based payments accounted for under FAS 123R, compared to $0.3 million for the same period in 2006 ($0.2 million for the third quarter). The increase is due to various stock option grants in August 2006 and a stock option exchange plan adopted in December 2006.

Management allocation and other intercompany charges

In the fourth quarter of 2006, as we focused our efforts on the Fatburger segment we began allocating a portion of our corporate expenses to our restaurant segment to more accurately reflect the operating results of that segment. This allocation was $1.6 million for the nine months ended September 30, 2007 ($0.5 million for the third quarter). This allocation is eliminated upon consolidation on the Consolidated Statements of Operations. There was no comparable allocation in the first nine months of 2006. Other intercompany charges, including intercompany interest expense, are eliminated upon consolidation, and totaled $0.8 million for the nine months ended September 30, 2007 ($0.3 million for the third quarter) and $0.5 million for the nine months ended September 30, 2006 ($0.1 million for the third quarter).

Income taxes

During the nine months ended September 30, 2007, we determined that it was more likely than not that certain NOL carryovers would be available to offset prior taxable income. As a result, we recognized an income tax benefit of $4.4 million and reduced the deferred tax liability by the same amount. We recognized a similar benefit in the nine months ended September 30, 2006, in the amount of $1.2 million.

Discontinued operations

In December 2006, we and our 49% partners reached an agreement to sell our ownership interest in George Elkins, a California commercial mortgage banking operation. The sale closed in February 2007. As such, results from operations of George Elkins for the nine months ended September 30, 2007 and 2006 have been classified as discontinued operations. Prior to the decision to sell George Elkins, it was a reportable segment of our operations. The following table shows our total operating results from George Elkins for the three and nine months ended September 30, 2007 and 2006:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
	(% to total revenue)
Total revenue	$—	$1,575	$1,807	$5,463
Compensation expense	—	(1,257)	(1,534)	(4,512)
Other operating expense	—	(249)	(281)	(691)
Non-operating income	—	6	17	288
Gain on sale of discontinued operations	—	—	2,492	—
Minority interest in earnings	—	(82)	13	(404)
Income (loss) from discontinued operations	$—	$(7)	$2,514	$144

Changes in financial condition

Our assets, liabilities and stockholders’ equity can be summarized as follows:

	September 30, 2007	December 31, 2006
	(dollars in thousands)
Total assets	$56,133	$59,800
Total liabilities	$50,575	$49,005
Total minority interests	$893	$571
Total stockholders’ equity	$4,665	$10,224

The decrease in total assets during the first nine months of 2007 is primarily due to market value impairment reserves on real estate investments, as well as the disposal of our George Elkins subsidiary, which was classified as held for sale at December 31, 2006. Total liabilities increased over the first nine months of 2007, primarily due to additional borrowings of $2.6 million and an increase in accounts payable and accrued liabilities. The cash received from the disposal of George Elkins was used to support our operating activities. Stockholders’ equity decreased during the first nine months of 2007 by approximately $5.6 million, mainly resulting from our net loss of $7.0 million, partially offset by share based compensation of $1.4 million. These changes are described in more detail as follows:

Cash

Our cash decreased $1.1 million between December 31, 2006 and September 30, 2007. Significant sources and uses of cash during the first nine months of 2007 include:

•                  $4.8 million of cash used in operations – comprised primarily of our net loss from continuing operations of $9.5 million adjusted for non-cash income and expense items of $4.7 million;

•                  $1.6 million of cash used in investing activities – comprised mainly of $2.0 million invested in restaurant assets and other property, plant & equipment, partially offset by $0.4 million from the proceeds on the sale of real estate;

•                  $2.7 million of cash provided by financing activities – includes additional borrowing of $2.2 million and $1.1 million invested by minority interests, partially offset by repayments of borrowings and capital leases of $0.6 million; and

•                  $2.6 million net cash inflow from discontinued operations.

Net investments in real estate, and related liabilities

Our investments in real estate can be summarized as follows:

	September 30, 2007	December 31, 2006
	(dollars in thousands)
US based investments – held for sale (1):
Purchase price / improvements	$—	$403
Accumulated depreciation and amortization	—	(35)
Net book value	—	368
Foreign-based investments – held for sale (2):
Purchase price / improvements	8,830	10,694
Total investments in real estate, held for sale	$8,830	$11,062

US based investments – held for use (3):
Purchase price / improvements	$13,298	$13,200
Accumulated depreciation and amortization	(2,028)	(1,698)
Total investments in real estate, held for use	$11,270	$11,502

Total investments in real estate, net	$20,100	$22,564

(1)     Includes 1 commercial property within the United States at December 31, 2006.

(2)     Includes 2 apartment buildings in Barcelona, Spain at September 30, 2007 and December 31, 2006.

(3)     Includes 32 commercial properties under capital lease throughout the United States at September 30, 2007 and December 31, 2006.

Borrowings related to our investments in real estate were as follows:

	September 30, 2007	December 31, 2006
	(dollars in thousands)
Obligations on real estate under capital lease	$10,111	$10,471
Borrowings on Barcelona properties	3,475	3,435
Total borrowings related to real estate	$13,586	$13,906

Investments in properties under capital lease decreased $0.2 million at September 30, 2007 due to depreciation of $0.3 million during the first nine months of 2007, partially offset by capital improvements to those properties. Obligations under capital leases related to these properties decreased $0.4 million due to scheduled monthly payments during the same period. Our investment in apartment buildings in Barcelona, Spain decreased $1.8 million from December 31, 2006 to September 30, 2007. This was primarily the result of a market valuation impairment of $2.9 million, partially offset by increases in unrealized foreign currency translation of $0.8 million and increased carrying costs of $0.3 million. Investments in US-based owned property decreased $0.4 million from December 31, 2006 to September 30, 2007, as we sold our one remaining owned property in July 2007 for cash proceeds of $0.4 million.

Net property, plant and equipment

Net property, plant and equipment decreased $0.1 million at September 30, 2007 compared to December 31, 2006, primarily due to scheduled monthly depreciation on those assets, offset by purchases of additional assets, including $0.5 million from the acquisition of two restaurant locations owned by a franchisee. Obligations on property, plant, and equipment under capital lease decreased to $0.1 million at September 30, 2007 compared to $0.2 million at December 31, 2006, due to schedule monthly payments on these leases.

Goodwill and net intangible assets

	September 30, 2007	December 31, 2006
	(dollars in thousands)
Goodwill – Fatburger	$7,063	$7,063
Goodwill – Centrisoft	1,999	1,999
Goodwill – DAC International	1,464	1,464
Total goodwill	$10,526	$10,526

Net intangible assets – Fatburger	$4,803	$4,943
Net intangible assets – Centrisoft	252	319
Total net intangible assets	$5,055	$5,262

Net intangible assets decreased $0.2 million in the nine months ended September 30, 2007 due to monthly amortization of those assets. Net intangible assets at September 30, 2007 consists of trademark rights of approximately $4.0 million, franchise agreements of approximately $0.5 million, sales contracts for Centrisoft of approximately $0.3 million, and other miscellaneous intangible assets of approximately $0.2 million. We do not believe that there is any impairment of goodwill or net intangible assets at September 30, 2007.

Notes receivable

As of September 30, 2007, our notes receivable portfolio (excluding loans to senior executives) consists of three individual loans with a combined carrying value of $0.6 million, compared to $0.8 million at December 31, 2006. The decrease was the result of principal repayments received on one of the loans. Two of the loans are secured by real estate consisting of commercial property located in Texas and Arizona, and one loan is secured by stock in a restaurant business. The loans have a weighted average interest rate (excluding fees and points) of 14.1% and a weighted average maturity of 12 months.

Loans to senior executives

We currently have two loans to our Chairman and Chief Executive Officer, Andrew Wiederhorn, for a total of $1.1 million. Both loans were made on February 21, 2002 (prior to the passage of the Sarbanes-Oxley Act of 2002). The loans matured on February 21, 2007, and bear interest at the prime rate, as published in the Wall Street Journal, which interest is added to the principal. We have not extended the maturity date of the loans or amended any other terms. The Company has not declared the loans in default and is cooperating with Mr. Wiederhorn in completing the repayment of the loans in full.

Other assets

	September 30, 2007	December 31, 2006
	(dollars in thousands)
Trade receivables	$1,743	$1,586

Inventories	$3,435	$2,442

Other current assets:
Prepaid expenses	$396	$429
Other VIE-related assets	5	96
Total other current assets	$401	$525

Other assets:
Software costs	$964	$1,217
Security deposits	587	487
Deferred financing costs	278	306
Investment in operating leases	26	54
Other	96	107
Total other assets	$1,951	$2,171

Trade receivables and inventories at September 30, 2007 and December 31, 2006 relate primarily to the operations of DAC.

Deferred income

Our deferred income relating to the collection of unearned Fatburger franchise fees was $5.1 million at September 30, 2007, compared with $4.1 million at December 31, 2006. As of September 30, 2007, nearly all of the deferred income was comprised of the non-refundable franchise fee received by Fatburger for each future franchise location. These initial fees generally represent half of the total fee per location. The balance of the franchise fee (approximately an additional $5.1 million) will be collected in the future when leases on these specific franchise locations are signed.

Notes payable

As of September 30, 2007, our notes payable (excluding borrowings on real estate) totaled $14.9 million, including $7.3 million of debt held at Fatburger, $0.7 million at Centrisoft, and $0.5 million at DAC. This compares to $12.4 million at December 31, 2006. The increase was primarily due to additional borrowings of $2.2 million and the assumption and issuance of $0.4 million of notes payable in the acquisition of two franchisee restaurant locations.

Accounts payable and accrued liabilities

Accounts payable and accrued liabilities totaled $13.1 million at September 30, 2007, compared with $10.7 million at December 31, 2006, and consisted of the following:

	September 30, 2007	December 31, 2006
	(dollars in thousands)
Accounts payable	$7,913	$6,999
Accrued wages, bonus and commissions	2,275	669
Leased real estate portfolio-related accruals	422	597
Other	2,458	2,393
Total accrued expenses and other liabilities	$13,068	$10,658

The increase in accounts payable relates primarily to accrued wages and bonuses due to bonuses approved by our Compensation Committee, but not yet paid.

Sales deposits

For manufacturing sales at our DAC subsidiary, we normally require a deposit on new orders in the amount of 50% of the expected sale. This deposit is not recognized as revenue until the order is complete, invoiced, and the item is shipped to the customer. Sales deposits increased from $1.1 million at December 31, 2006 to $1.8 million at September 30, 2007.

Deferred income taxes

During the nine months ended September 30, 2007, we determined that it was more likely than not that certain NOL carryovers would be available to offset prior taxable income. As a result, we recognized an income tax benefit of $4.4 million and reduced the deferred tax liability by the same amount. We no longer have any deferred tax liability recorded as of September 30, 2007.

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund business operations, acquisitions, and expansion (including growth of company-owned and franchised restaurant locations), engage in loan acquisition and lending activities and for other general business purposes. In addition to our cash on hand, our primary sources of funds for liquidity during the first nine months of 2007 consisted of cash provided by proceeds from the sale of discontinued operations and real estate, new borrowings, and the repayments to us from borrowers. As of September 30, 2007, we had cash or cash equivalents of $0.7 million, which, together with projected borrowings and proceeds from the sales of assets, we believe will be sufficient to meet our current liquidity needs.

At September 30, 2007, we had total consolidated secured indebtedness of $30.6 million, as well as $20.0 million of other liabilities. Our consolidated secured indebtedness consisted of:

•                  notes payable and other debt of Fatburger of $7.5 million secured by the assets of Fatburger;

•                  $12.0 million in capital leases maturing between 2010 and 2040 which are secured mainly by real estate;

•                  notes payable of $3.5 million secured by our two Barcelona properties;

•                  $6.4 million of notes payable secured by various assets of the Company;

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

Foreign currency exchange rate risk

Our exposure to foreign currency fluctuations arises mainly from our investment in Barcelona real estate. As of September 30, 2007, approximately 16% of our total assets and 3% of our total liabilities were denominated in euros. We may, from time to time, utilize a wide variety of financial techniques to assist in the management of currency risk, including currency swaps, options, and forwards, or combinations thereof. As of September 30, 2007, we have no outstanding derivative instruments held for trading or hedging purposes. See Item 3 – Quantitative and Qualitative Disclosures about Market Risk for further analysis.

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

Fatburger debt covenant

At December 31, 2006, Fatburger was not in compliance with all obligations under the agreements evidencing its indebtedness, as defined in the applicable agreements. Fatburger failed to meet the prescribed fixed charge coverage ratio and the prescribed debt-coverage ratio for three notes payable. The lender subsequently issued a waiver of the covenant violations for December 31, 2006. As such, on our Consolidated Statements of Financial Condition, $3.9 million of long-term debt has been classified as current at December 31, 2006, but is classified as non-current at September 30, 2007.

Fatburger expansion

Fatburger is involved in a nationwide expansion of franchise and company-owned locations, which requires significant liquidity. If real estate locations of sufficient quality cannot be located, the timing of restaurant openings may be delayed. Additionally, if Fatburger or its franchisees cannot obtain capital sufficient to fund this expansion, the timing of restaurant openings may be delayed.

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

Dividends

While we do not have a fixed dividend policy, we may declare and pay new dividends on our common stock, subject to our financial condition, results of operations, capital requirements and other factors deemed relevant by the Board of Directors. One factor the Board of Directors may consider is the impact of dividends on our liquidity. We have not declared or paid any dividends in 2007.

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

Common stock trading price

If the trading price of our common stock is less than $5.00 per share, trading in our common stock could be subject to Rule 15g-9 of the Securities Exchange Act of 1934, as amended. Under that Rule, brokers that recommend such securities to persons other than established customers and accredited investors must satisfy special sales practice requirements, including an individualized written suitability determination for the purchaser and the purchaser’s written consent prior to any transaction. The Securities Enforcement Remedies and Penny Stock Reform Act of 1990 also requires additional disclosure in connection with any trades involving a stock defined as a penny stock (generally, any equity security not traded on an exchange or quoted on the NASDAQ Stock Market that has a market price of less than $5.00 per share), including the delivery of a disclosure schedule explaining the penny stock market and the associated risks. Such requirements could severely limit the market liquidity of our common stock. There can be no assurance that our common stock will not become treated as penny stock.

Off Balance Sheet Arrangements

In order to facilitate the development of franchise locations, as of September 30, 2007, Fatburger had guaranteed the annual minimum lease payments of four restaurant sites owned and operated by franchisees. The guarantees approximate $1.0 million plus certain contingent rental payments as defined in the respective leases. These leases expire at various times through 2015.

The lease guarantees by Fatburger do not provide us with a material source of liquidity, capital resources or other benefits. There are no revenues, expenses or cash flows connected with the lease guarantees other than the receipt of normal franchise royalties. As of September 30, 2007, we were not aware of any event or demand that was likely to trigger the guarantee by Fatburger.

We have various operating leases for office and retail space which expire through 2015. The leases provide for varying minimum annual rental payments including rent increases and free rent periods. We have future minimum rental payments under non-cancelable operating leases with initial or remaining terms of one year or more of approximately $14.2 million as of September 30, 2007.

We did not have any other off-balance sheet arrangements in place as of September 30, 2007.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk results from instruments entered into other than for trading purposes and consists primarily of exposure to loss resulting from changes in foreign currency exchange rates, interest rates and commodity prices.

Foreign currency exchange rate risk

Our exposure to foreign currency fluctuations arises mainly from our investment in Barcelona real estate. As of September 30, 2007, approximately 16% of our total assets and 3% of our total liabilities were denominated in euros. The following table illustrates the projected effect on our net asset value as a result of hypothetical changes in foreign currency rates as of September 30, 2007:

Change in foreign exchange rates (1)	Projected change in net asset fair value	Projected percentage change in net asset fair value
Decrease 20%	$(1,850,000)	-33.3%
Decrease 10%	$(925,000)	-16.6%
No Change	$—	0.0%
Increase 10%	$925,000	16.6%
Increase 20%	$1,850,000	33.3%

(1)                Assumes that uniform percentage changes occur instantaneously in the euro. A decrease in the foreign exchange rate indicates a strengthening of the U.S. dollar against the euro. An increase in the foreign exchange rate indicates a weakening of the U.S. dollar against the euro.

We can utilize a wide variety of financial techniques to assist in the management of currency risk, including currency swaps, options, and forwards, or combinations thereof. No such currency hedging techniques were in use as of September 30, 2007.

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

Changes in internal control over financial reporting

There were no significant changes in our internal control over financial reporting in connection with an evaluation that occurred during our third fiscal quarter of 2007 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Date:  November 13, 2007

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