Form 10-K
period 2007-12-31
FOG CUTTER CAPITAL GROUP INC
filed 2008-03-31
CIK 1048566

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “accelerated filer”, “large accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐             Accelerated filer ☐

Non-accelerated filer ☒ (do not check if a smaller reporting company)                Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No☒.

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price as quoted on OTC Bulletin Board market on June 30, 2007 was $13,322,000.

As of February 29, 2008, there were 7,954,928 shares outstanding, not including 3,802,145 treasury shares, par value $0.0001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

See Item 15 of this report on Form 10-K for a list of exhibits incorporated by reference into this report.

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

•      asset/liability management

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

PART I

ITEM 1.   BUSINESS

Business Overview

Fog Cutter Capital Group Inc. is primarily engaged in the operations of its Fatburger Holdings, Inc. (“Fatburger”) restaurant business.  We acquired the controlling interest in Fatburger in August 2003 and own 82% voting control as of December 31, 2007.  In addition to our restaurant operation, we also conduct manufacturing activities, software development and sales activities, and make real estate and other real estate-related investments through various controlled subsidiaries.

The Company was originally incorporated as Wilshire Real Estate Investment Trust Inc. in the State of Maryland on October 24, 1997. However, we chose not to elect the tax status of a real estate investment trust and on January 25, 2001, we changed our name to Fog Cutter Capital Group Inc. to better reflect the diversified nature of our business.  Our stock is traded on the OTC Bulletin Board market under the ticker symbol “FCCG.OB”.

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

Segment financial data for the years ended December 31, 2007, 2006 and 2005 for the Company is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7, and in the related Consolidated Financial Statements and footnotes in Part II, Item 8 of this report on Form10-K.

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

Restaurant Operations

Fatburger, “The Last Great Hamburger Stand”®, opened its first restaurant in Los Angeles in 1952.  As of December 31, 2007, there were 92 Fatburger restaurants located in 14 states and in Canada and China.  The restaurants specialize in fresh, made to order hamburgers and other specialty sandwiches.  French fries, homemade onion rings, hand-scooped ice cream shakes and soft drinks round out the menu.

We plan to open additional Fatburger restaurants throughout the United States and internationally, including Canada, China and the United Arab Emirates.  Seven new restaurants were opened during 2007, which included five franchise locations and two company-owned locations.  In addition, Fatburger purchased two restaurants from franchisees during 2007.  We intend to continue to open company-owned restaurants in strategic markets and increase the number of franchised locations in the U.S. and internationally.  Fatburger has opened a total of 43 restaurant locations since our acquisition in 2003.  At December 31, 2007, franchisees owned and operated 53 of the Fatburger locations and we have agreements for approximately 245 new franchise locations.  Many factors affect our ability to open new franchise locations and we expect that it will take several years for our current franchisees to open all of their restaurant locations.  As is typical for our industry, the identification of qualified franchisees and quality locations has an impact on the rate of growth in the number of our restaurants.

Our restaurant business is moderately seasonal, as average restaurant sales are slightly higher during the summer months than during the winter months.  As such, results from our restaurant operations for any quarter are not necessarily indicative of results for any other quarter or for the full fiscal year.

Fatburger’s fiscal year ends on the last Sunday in December and, as a result, a 53rd week is added to the fiscal year every 5 or 6 years.  Fiscal year 2006 includes a 53rd week.  In a 52-week year, all four quarters are comprised of 13 weeks.  In a 53-week year, one extra week is added to the fourth quarter.

Manufacturing Operations

We conduct manufacturing activities through our wholly-owned subsidiary, DAC International.  We assumed 100% voting control of DAC in November 2005 and began reporting the operations of DAC on a consolidated basis as of November 1, 2005.  DAC is a supplier of computer controlled lathes and milling machinery for the production of eyeglass, contact, and intraocular lenses.  In order to focus our efforts on our restaurant segment, we intend to sell our equity position in DAC for an amount higher than our net investment.  If we were to sell this segment, it would decrease our net revenue and increase our net loss.  There can be no assurance that we will be able to sell this segment, or that we will be able to sell it for a profit.

Real Estate and Financing Operations

We own various interests in real estate and notes receivable.  At December 31, 2007, real estate is comprised of leasehold interests in 72 freestanding retail buildings located throughout the United States and two apartment buildings located in Barcelona, Spain.  At December 31, 2007, we also own notes receivable that have a carrying value of $1.8 million and are primarily secured by real estate.  We expect that as we focus our attention on the expansion of Fatburger, our future investments in this segment will become less frequent.  Subsequent to December 31, 2007, we sold our subsidiary, Fog Cap Retail Investors LLC (“FCRI”) which held the leasehold interest portfolio.  Also subsequent to December 31, 2007, we received payment in full on one loan in the amount of $1.1 million.

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

Principal Assets

We have set forth below information regarding our principal assets at December 31, 2007 and 2006:

	December 31, 2007		December 31, 2006
	Carrying Value	%	Carrying Value	%
	(dollars in thousands)

Real estate, net	$19,658	36.6%	$22,564	37.7%
Property, plant and equipment, net	10,203	19.0	10,576	17.7
Goodwill	9,526	17.7	10,526	17.6
Intangible assets, net	4,986	9.3	5,262	8.8
Inventories	2,505	4.6	2,442	4.1
Accounts receivable	1,491	2.8	1,467	2.4
Cash and cash equivalents	1,131	2.1	1,824	3.1
Notes Receivable (1)	612	1.1	835	1.4
Other assets	3,657	6.8	4,304	7.2
Total assets	$53,769	100.0%	$59,800	100.0%

(1) Excludes loans to senior executives

The following sections provide additional information on our principal assets and operations as of December 31, 2007.

Restaurant Operations

We acquired the controlling interest in Fatburger in August 2003.  Our investment at December 31, 2007 consists of:

(i)    Series A Preferred Stock - convertible preferred stock which is convertible into a 50% ownership interest of the common stock of Fatburger on a fully diluted basis.  As of December 31, 2007, we own approximately 93% of the issued and outstanding

Series A Preferred stock, and currently hold voting rights equal to 82% of the voting control of Fatburger.  The Series A Preferred stock is not redeemable and does not pay dividends.

(ii)   Series D Preferred Stock - redeemable convertible preferred stock which has a liquidation preference.  Dividends accrue at a rate of 20% of the redemption value, compounded annually.  As of December 31, 2007, the redemption amount totaled $19.8 million.  The Series D Preferred Stock does not have any voting rights but may be converted into common stock under certain circumstances.  We own all of the issued and outstanding shares of Series D Preferred Stock.

(iii)  Common Stock – during 2006, we invested an additional $5.0 million in Fatburger to acquire common stock equal to 15% of the fully diluted ownership of Fatburger.

As a result of our voting control, we report the operations of Fatburger on a consolidated basis.  The accompanying consolidated statements of financial condition include the following at December 31, 2007 relating to Fatburger:

•      $8.3 million in property, plant and equipment, net;

•      $4.8 million of intangible assets, primarily trademarks and franchises;

•      $7.1 million of goodwill; and

•      $7.2 million of borrowings and notes payable consisting of:

(i)    $6.1 million debt secured by substantially all of the assets of Fatburger, bearing interest at rates currently ranging from 6.5% to 9.3%, and requiring monthly payments of principal and interest, primarily through 2014.  At December 31, 2007 and 2006, Fatburger was not in compliance with all obligations under the agreements evidencing its indebtedness, as defined in the applicable agreements, due to its failure to meet the prescribed fixed charge coverage ratio and the prescribed debt-coverage ratio in three notes payable.  The lender subsequently issued a waiver of the covenant violations for both December 31, 2007 and 2006.  As such, on our Consolidated Statements of Financial Condition, $4.1 million of long-term debt that was classified as current at December 31, 2006 has been re-classified as long-term.

(ii)   Mandatory redeemable preferred stock (the “Series B Preferred”) with a carrying value of $1.2 million which was issued by Fatburger to a third party on August 15, 2003.  This stock is redeemable by Fatburger for $1.5 million at any time, but must be redeemed by August 15, 2009.  Under certain circumstances, the Series B Preferred shareholders may convert their shares into the common stock of Fatburger in an amount equal to the redemption price based upon the fair value of the common stock at the time of conversion.  The stock accrues dividends from Fatburger equal to 2.5% per annum of the redemption price and does not have voting rights.

In September 2007, Fatburger opened its first joint-venture location in China, at the Venetian Macao-Resort-Hotel in Macao.  This joint-venture location pays a management fee to Fatburger in the amount or 10% of net sales, which is eliminated upon consolidation.  In all other respects, this location operates similar to our other company-owned locations.

Manufacturing Operations

In November 2005, we assumed 100% voting control of DAC International through a Shareholder’s Pledge Agreement which was assigned to us in August 2002 as part of DAC’s debt restructuring.  As a result of our voting control, we began consolidating the assets, liabilities and operations of DAC on November 1, 2005.  The accompanying consolidated statements of financial condition include the following at December 31, 2007 relating to DAC:

•      $2.3 million of inventory;

•      $0.9 million in trade receivables;

•      $1.5 million of goodwill;

•      $0.5 million of borrowings; and

•      $2.2 million of accounts payable and accrued liabilities, including $1.5 million of sales deposits.

Real Estate and Financing Operations

Real Estate – We invest, both directly and indirectly, in commercial and residential real estate.  The following table sets forth information regarding our direct investments in real estate at December 31, 2007:

Date Acquired	Property Description	Location	Year Built/ Renovated	Net Leaseable Sq. Ft.	Approximate Percentage Leased at December 31, 2006	Net Book Value
10/2002	32 Freestanding Retail Properties	Various U.S.	Various	144,000	97%	$11,195,000
6/2004	Barcelona Apartments	Spain	Unknown	31,600	—%	8,463,000
						$19,658,000

The following is a brief description of each of the properties set forth in the above table:

•      Freestanding Retail Properties – We own, through capital leases, 32 freestanding retail buildings throughout the United States.  The buildings are approximately 4,500 square feet each and were originally developed during the 1970’s and 1980’s.  The buildings are leased to a variety of tenants including convenience stores, video rental outlets, shoe stores and other small businesses.  As of December 31, 2007, one of the buildings was vacant.  We also control 40 similar retail locations through operating leases.  During 2007, we sold one similar property that had been held in the same portfolio for $0.4 million, and allowed the leases to expire on one similar property with no penalty.  Subsequent to December 31, 2007, we sold FCRI, which held this leasehold portfolio.  We have the option, but not the obligation, to re-purchase FCRI before February 2010.

•      Barcelona Apartments – This investment includes two apartment buildings, consisting of 33 residential and commercial units, located in Barcelona, Spain.  The two buildings were acquired subject to below market leases and we are working to relocate these tenants in order to enhance the value of the properties.

•      Indebtedness – When it is beneficial to do so, our general strategy is to leverage our real estate investments by incurring borrowings secured by these investments.  Set forth below is information regarding our indebtedness relating to our real estate as of December 31, 2007.

Property	Principal Amount	Interest Rate	Approximate Maturity	Amortization	Annual Payments
Freestanding Retail Properties (subject to capital leases)	$9,994,000	9.4%	1/2018	30 Years	$1,415,000

Barcelona Apartments	$3,505,000	13.3%	06/2021	N/A	$45,000

Notes receivable – Our portfolio consists primarily of three notes with a total outstanding principal balance of $0.6 million, not including loans to senior executives.  One note, with a carrying value of $0.2 million, is secured by the stock of a restaurant business.  The remaining notes, with a total carrying value of $0.4 million, are secured by commercial real estate.

Two notes mature in 2008 and the other matures in 2010.  Based upon our carrying value, the effective aggregate interest rate on these notes at December 31, 2007 was approximately 14.4%.  The effective interest rate does not reflect the effect of points and fees collected.

Software Development and Sales Operations

Between December 2004 and July 2005, we loaned a total of $2.2 million to Centrisoft Corporation.  In July 2005, we converted our investment into a 51% controlling interest in Centrisoft and began consolidating their assets, liabilities and operations in our financial statements.  Since July 2005, through various additional investments in Centrisoft, we have increased our ownership percentage to 79%.  The accompanying consolidated statements of financial condition include the following at December 31, 2007 relating to Centrisoft.

•      $0.9 million in software costs (net of amortization);

•      $0.2 million in net intangible assets in the form of reseller agreements;

•      $1.0 million of goodwill, net of $1.0 million impairment recognized in the year ended December 31, 2007;

•      $0.6 million of accounts payable and accrued liabilities; and

•      $0.7 million of notes payable.

Assets Held for Sale

At December 31, 2007, our wholly-owned subsidiary, FCRI, held our real estate lease portfolio.  In the fourth quarter of 2007, FCRI met our requirements to be classified as held for sale, and we sold FCRI in February 2008, subsequent to year end.  As such, all assets of FCRI have been classified as held for sale at December 31, 2007 and 2006.  Prior to our decision to sell FCRI, it was part of our Real Estate and Financing Operations.

At December 31, 2006, we held a 51% ownership interest in George Elkins Mortgage Banking Company (“George Elkins”), a California commercial mortgage banking operation.  In December 2006, we reached an agreement to sell George Elkins to a third party and the sale closed in February 2007.  As such, all assets of George Elkins have been classified as held for sale at December 31, 2006.  Prior to the decision to sell George Elkins, it was a reportable segment of our operations.

Funding Sources

Funding sources for real property assets generally involve capital leases or longer-term traditional mortgage financing with banks and other financial institutions.  Other funding sources include short-term notes payables from private lenders and a line of credit from a financial institution.  The following table sets forth information relating to our borrowings and other funding sources at December 31, 2007 and 2006:

	At December 31,
	2007	2006
	(dollars in thousands)
Borrowings and Notes payable:
Notes payable and other debt – Fatburger	$7,233	$7,033
Notes payable – Fog Cutter	7,373	4,228
Line of Credit – DAC	500	500
Notes payable – Centrisoft	658	658
Mortgage and note payable – Barcelona properties	3,505	3,434
Total borrowings	19,269	15,853

Obligations under capital leases	12,064	12,491

Total borrowings and other funding sources	$31,333	$28,344

The following table sets forth certain information related to our borrowings.  During the reported periods, borrowings were comprised of various notes payable, mortgage debt on real estate and obligations under capital leases.  Averages are determined by utilizing month-end balances.

	December 31,
	2007	2006
	(dollars in thousands)
Average amount outstanding during the year	$30,019	$25,259
Maximum month-end balance outstanding during the year	31,333	28,344
Weighted average rate:
During the year	12.3%	11.3%
At end of year	12.5%	10.8%

Asset Quality

Our real estate investments are carried at the lower of historical cost (net of depreciation) or estimated market value.  Our estimate of market value is based upon comparable sales information for similar properties and management’s best estimate of market value given current market conditions.  Our notes receivable portfolio is secured by real estate and corporate stock.  We evaluate the quality of our notes based upon the underlying value of the collateral.  We also give consideration to the credit performance of these notes.

Employees

As of December 31, 2007, we had approximately 724 employees, which included approximately 660 employees of Fatburger, 50 employees of DAC, and 4 employees of Centrisoft.

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

Where You Can Find Additional Information

We are a reporting company and file annual, quarterly and current reports, proxy statements and other information with the SEC.  For further information with respect to us, you may read and copy our reports, proxy statements and other information, at the SEC’s public reference rooms at Room 1024, 450 Fifth Street, N.W., Washington, D.C. 20549, as well as at the SEC’s regional offices at 500 West Madison Street, Suite 1400, Chicago, IL 60661 and at 233 Broadway, New York, NY 10279.  You can request copies of these documents by writing to the SEC and paying a fee for the copying cost.  Please call the SEC at 1-800-SEC-0330 for more information about the operation of the public reference rooms. Our SEC filings are also available at the SEC’s web site at www.sec.gov.

Copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, our proxy statement and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as well as certain of our corporate governance documents are all available on our website (www.fogcutter.com) or by sending a request for a paper copy to: 1410 SW Jefferson Street, Portland, Oregon 97201, Attn: Investor Reporting.

ITEM 1A. RISK FACTORS

In addition to the other information contained in this annual report, you should carefully read and consider the following risk factors.  If any of these risks actually occur, our business, financial condition or operating results could be materially adversely affected and the trading price of our common stock could decline.

Risks related to us and our common stock - Generally

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

Our borrowings and the availability of further borrowings are substantially affected by, among other things, changes in interest rates.  Fluctuations in interest rates will affect our net income to the extent our operations and our fixed rate assets are funded by variable rate debt.  We are also affected by foreign currency exchange rate changes, as a significant portion of our assets are invested in foreign currencies, mainly the euro.  See Item 7A - Quantitative and Qualitative Disclosures about Market Risk for further analysis of the impact of interest and currency rate fluctuations on our financial condition and results of operations.

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

We vigorously defend ourselves in litigation, which can cause increased professional fees from our external legal counsel, and may be time consuming for our management team.  If we fail to succeed in defending ourselves in certain lawsuits, our liquidity could be negatively affected.  See Item 3 – Legal Proceeds for detailed description of current litigation.

Changes to our liquidity may affect our net income and future business plans.

The Company considers the sale of real estate and other investments to be a normal, recurring part of operations and expects these transactions to generate adequate cash flow to meet the Company’s liquidity needs for the next year.  The Company has experienced losses from operations since its 2004 fiscal year.  During this period, the Company’s operations and activities have become more focused on restaurant and other more typical commercial business activities and have been transitioning away from finance and real estate activities.  The growth strategies for the restaurant and other commercial operations, as well as administrative cost burdens, may threaten the Company’s liquidity position.

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

Risks related to Fatburger

Fatburger debt covenant

At December 31, 2007 and 2006, Fatburger was not in compliance with all obligations under the agreements evidencing its indebtedness, as defined in the applicable agreements, due to its failure to meet the prescribed fixed charge coverage ratio and the prescribed debt-coverage ratio in three notes payable.  The lender subsequently issued a waiver of the covenant violations for both December 31, 2007 and 2006.  There can be no assurance that Fatburger will be able to comply with all of its obligations under the agreements evidencing its indebtedness in the future, or that lenders will agree to waive future defaults.  Failure to satisfy covenants in the Company’s loan documents may result in a defaults and acceleration of outstanding obligations, which could have a material adverse impact on our business, prospects, financial condition, or results of operations.

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

One of the biggest challenges in meeting our growth objectives for Fatburger will be to secure an adequate supply of suitable new restaurant sites.  We have experienced delays in opening some Fatburger restaurants and may experience delays in the future.  There can be no assurance that sufficient suitable locations will be available for our planned expansion in any future period.  Delays or failures in opening new restaurants could materially adversely affect Fatburger’s performance and our business, financial condition, operating results and cash flows.  In addition, Fatburger is expanding into international markets which may have additional challenges and requirements.

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

The food service industry is affected by consumer preferences and perceptions.  Fatburger’s success depends, in part, upon the popularity of burgers and fast casual dining.  Shifts in consumer preferences away from this cuisine or dining style could have a material adverse affect on our future profitability.  The restaurant industry is characterized by the continual introduction of new concepts and is subject to rapidly changing consumer preferences, tastes and eating and purchasing habits.  While consumption of hamburgers and related food items in the United States has grown over the past 20 years, the demand may not continue to grow or taste trends may change.  Fatburger’s success will depend in part on our ability to anticipate and respond to changing consumer preferences, tastes and eating and purchasing habits, as well as other factors affecting the food service industry, including new market entrants and demographic changes.  If prevailing health or dietary preferences and perceptions cause consumers to avoid these products offered by Fatburger restaurants in favor of alternative or healthier foods, demand for Fatburger’s products may be reduced and its business could be harmed.

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

Centrisoft currently has a limited customer base.  The market for enterprise network productivity and security products is intensely competitive and we expect competition to intensify in the future.  An increase in competitive pressures in this market or Centrisoft’s failure to compete effectively may result in pricing reductions, reduced gross margins and a failure to obtain market share.  Other competitors offering similar products have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, marketing and other resources than Centrisoft does.  In addition, larger competitors may bundle products competitive with Centrisoft’s with other products that they may sell to our potential customers.  These customers may accept these bundled products rather than separately purchasing our products.

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

The development and introduction of new enterprise network and security products and updates to existing products, is a complex and uncertain process that requires great innovation, the ability to anticipate technological and market trends, the ability to deliver updates in a timely fashion and the ability to obtain required domestic and foreign governmental and regulatory certifications.  Releasing new or improved products and services, or updates to products or services, prematurely may result in quality problems, and releasing them late may result in loss of customer confidence and market share.  When Centrisoft introduces new or enhanced products and services, it may be unable to successfully manage the transition from its existing products and services to deliver enough new products and services to meet customer demand.

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

We may acquire properties subject to liabilities and without any recourse, or with only limited recourse against the prior owners or other third parties, with respect to unknown liabilities.  As a result, if a liability were asserted against us based upon ownership of those properties, we might have to pay substantial sums to settle or contest it, which could adversely affect our results of operations and cash flow.  Unknown liabilities with respect to acquired properties might include:

•                  liabilities for clean-up of undisclosed environmental contamination or hazardous substances;

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

ITEM 1B.  UNRESOLVED SEC COMMENTS

None.

ITEM 2.  PROPERTIES

Our corporate headquarters are located in Portland, Oregon, where we lease approximately 5,000 square feet of office space under a lease expiring in December 2009.  Fatburger leases approximately 8,700 square feet of corporate office space in Santa Monica, California under a lease that will expire in January 2013.  Fatburger also operates 39 restaurant locations in California, Nevada, Louisiana, Florida, Pennsylvania, New Jersey, Virginia, New York, and China.  Two of the restaurant sites in Nevada are operated from properties owned by Fatburger, while the remaining locations are leased.  Centrisoft leases approximately 3,000 square feet of office space in Portland, Oregon under a lease that will expire in May 2008.  In March 2008, Centrisoft combined their office space with our corporate headquarters.  DAC leases approximately 17,500 square feet of office and production space in Carpinteria, California under a lease that will expire in December 2017.

ITEM 3.  LEGAL PROCEEDINGS

Warlick Complaint

Fatburger Holdings, Inc., et al. v. Keith A. Warlick/ Warlick v. Fatburger, et al, Superior Court of California for the County of Los Angeles, Case No. SC 091436.  On October 16, 2006, Fatburger Holdings, Inc., Fatburger Corporation and Fatburger North America, Inc. filed suit against Keith A. Warlick (“Warlick”) the former Chief Executive Officer of Fatburger Holdings, Inc. and Fatburger Corporation. Warlick’s employment with Fatburger was terminated on September 21, 2006 by resolution of the board of directors of Fatburger Holdings, Inc. The Fatburger companies initiated the lawsuit to recover damages from Warlick arising from wrongful acts and conduct during and after his employment, and are asserting claims for:  breach of contract, breach of duty of loyalty, breach of fiduciary duty, conversion – embezzlement; fraud/commencement; intentional interference with contractual relations, and equitable indemnity.  Warlick filed an answer to the lawsuit denying the allegations and included a Cross-complaint against Fatburger Holdings, Inc., Fatburger Corporation, Fatburger North America, Inc., Fog Cutter Capital Group, Inc., and Andrew Wiederhorn (“Cross-Defendants”), for breach of contract, employment discrimination based on race and retaliation, wrongful termination and defamation – slander without any specification of damages.  On a motion filed by the Cross-Defendants, the Court dismissed Warlick’s cross-claim for employment discrimination based on race and retaliation.  In further response Warlick initiated a second lawsuit against the Company, various Fatburger companies, and members of the Fatburger board of directors, which is set out below. The defendants to the Cross-complaint filed by Warlick dispute the allegations of the cross-complaint and intend to vigorously defend against the cross-complaint.

Keith Warlick, et al. v. Fog Cutter Capital Group, et al., Superior Court of California for the County of Los Angeles, Case No. 58365915

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

Other Legal Matters

We are involved in various other legal proceedings occurring in the ordinary course of business which we believe will not have a material adverse effect on our consolidated financial condition or results of operations.

Shareholder Derivative Complaint

On July 6, 2004, Jeff Allan McCoon, derivatively on behalf of Fog Cutter, filed a lawsuit in the Circuit Court for the State of Oregon (Multnomah County) which named us and all of our directors as defendants.  In January 2006, the Circuit Court dismissed the entire derivative lawsuit, ruling that Mr. McCoon was unfit to represent the Company’s shareholders.  Mr. McCoon filed an appeal to this ruling.  In December 2006, the Company reached a settlement with the plaintiff in which the Company agreed to pay $125,000 in legal fees and is released from further liability under this complaint.  The settlement agreement was accepted by the court on January 2, 2007, and Fog Cutter paid the settlement on January 24, 2007.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our shareholders during the quarter ended December 31, 2007.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Trading Market and Historical Prices

From April 6, 1998 through October 13, 2004, our common stock, par value $0.0001 per share (the “Common Stock”) was quoted on the NASDAQ National Market.  From October 14, 2004 to June 23, 2007, our common stock was quoted in the over-the-counter market on the OTC “pink sheets.”  Effective June 24, 2007, our common stock began trading on the OTC Bulletin Board (the “OTCBB”) market as FCCG.OB.  The approximate number of holders of record (not beneficial stockholders, as most shares are held in brokerage name) of our common stock was 82 at February 29, 2008.

The following table sets forth the high and low sales prices for our common stock as quoted on the OTC market for the periods indicated.

2007	High	Low
First quarter	$2.440	$1.120
Second quarter	$3.240	$1.550
Third quarter	$2.930	$1.500
Fourth quarter	$1.600	$0.800

2006	High	Low
First quarter	$3.810	$2.950
Second quarter	$3.550	$2.450
Third quarter	$2.750	$1.400
Fourth quarter	$1.550	$0.900

Dividends

During the year ended December 31, 2007 we did not declare or pay any distributions to shareholders.  During the year ended December 31, 2006 we declared one cash distribution of $0.13 per share ($1.0 million).  While we do not have a fixed dividend policy, we may declare and pay new dividends on our common stock, subject to our financial condition, results of operations, capital requirements and other factors deemed relevant by the Board of Directors.  One factor the Board of Directors may consider is the impact of dividends on our liquidity.

Equity Compensation Plan Information

The information presented in the table below is as of December 31, 2007.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,246,333	$1.57	(3,306)
Equity compensation plans not approved by security holders (1)	—		—
Total	3,246,333	$1.57	(3,306)

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

The Trust was established for the benefit of our employees and directors to raise their ownership in the Company, thereby strengthening the mutuality of interests between them and our shareholders.  While these shares were held in trust, they were voted ratably with ballots cast by all other shareholders.

On March 1, 2007, by action of the trustees, all allocated shares under the Trust became fully vested to the beneficiaries.  The Trust distributed the shares to the beneficiaries in 2007, and was terminated upon completion of the distribution process.

Comparison of Five-Year Cumulative Total Shareholder Return-December 2002 through December 2007

The following performance graph covers the period beginning December 31, 2002 through December 31, 2007.  The graph compares the return on our common stock to the Standard & Poor’s 500 Stock Index (“S&P 500”) and a peer group of companies (“PGI”).  The stock price performance shown on the graph below is not necessarily indicative of future stock price performance.

	2002 Base Measurement Period(1)(2)
	December 31, 2002	December 31, 2003	December 31, 2004	December 31, 2005	December 31, 2006	December 31, 2007
Company	$100.00	$158.71	$108.59	$148.86	$50.05	$41.71
PGI(3)	$100.00	$211.86	$309.71	$305.73	$332.54	$260.81
S&P 500	$100.00	$126.38	$137.75	$141.88	$161.20	$166.89

(1)   Assumes all distributions to stockholders are reinvested on the payment dates.

(2)   Assumes $100 invested on December 31, 2002 in our common stock, the S&P 500 and the PGI.

(3)   The companies included in the PGI are FirstCity Financial, Back Yard Burgers Inc., Rubio’s Restaurants Inc., Sonic Corp., and MCG Capital Corp.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth selected historical, financial and operating data on a consolidated basis at December 31, 2007, 2006, 2005, 2004 and 2003 and for the years then ended.  The information contained in this table should be read in conjunction with Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations and our historical consolidated financial statements, including the notes thereto, included elsewhere in this report.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(dollars in thousands, except share data)
Statement of Operations Data:
Total operating revenue	$43,583	$41,281	$27,815	$23,838	$8,173
Total operating costs and expenses	(27,302)	(24,791)	(16,322)	(14,977)	(5,266)
General and administrative costs	(29,847)	(31,507)	(21,475)	(27,529)	(14,705)
Non-operating income (expense)	(5,207)	2,040	2,118	9,847	16,657
Income (loss) before provision for income taxes, minority interests, and equity investees	(18,773)	(12,977)	(7,864)	(8,821)	4,859

Minority interest in earnings	878	109	—	—	—
Equity in income (loss) of equity investees	—	748	(885)	4,419	4,934

	Year Ended December 31,
	2007	2006	2005	2004	2003
Income tax benefit (provision)	4,390	1,249	—	—	(3,655)
Income (loss) from continuing operations	(13,505)	(10,871)	(8,749)	(4,402)	6,138

Income (loss) from discontinued operations	3,288	744	1,546	332	(849)
Net income (loss)	$(10,217)	$(10,127)	$(7,203)	$(4,070)	$5,289

Basic earnings (loss) per share - continuing operations	$(1.70)	$(1.37)	$(1.09)	$(0.52)	$0.71
Diluted net earnings (loss) per share – continuing operations	$(1.70)	$(1.37)	$(1.09)	$(0.52)	$0.70
Dividends declared per share	$—	$0.13	$0.52	$0.52	$0.52

	At December 31,
	2007	2006	2005	2004	2003
	(dollars in thousands)
Statement of Financial Condition Data:
Total assets	$53,769	$59,800	$65,494	$73,707	$108,888
Investment in real estate, net	19,658	22,564	30,045	26,469	22,489
Securities available for sale, as estimated fair value	—	—	1	9	35,510
Investment in equity investees	—	—	803	1,901	2,141
Borrowings and notes payable	19,269	15,853	12,936	7,977	33,122
Obligations under capital lease	12,064	12,491	11,187	12,542	13,038

Our net earnings during 2003 came primarily from the sale of mortgage-backed securities and from the sale of real estate by our Bourne End subsidiary.  In 2004, these assets became a less significant part of our Statement of Financial Condition and material earnings from the sale of these assets are not expected to continue.  We reinvested a portion of the proceeds from the sale of these assets into equity positions in Fatburger, George Elkins, DAC, Centrisoft, and other investments.  We expect to emphasize our restaurant operations and phase out our other business segments going forward.  Future earnings will depend upon the profitability and expansion of the restaurant operations and the ability to sell our other interests at a profitable return.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

Business Overview

Fog Cutter Capital Group Inc. is primarily engaged in the operations of its Fatburger Holdings, Inc. (“Fatburger”) restaurant business.  We acquired the controlling interest in Fatburger in August 2003 and own 82% voting control as of December 31, 2007.  Fatburger, “The Last Great Hamburger Stand”®, opened its first restaurant in Los Angeles in 1952.  As of December 31, 2007, there were 92 Fatburger restaurants located in 14 states and in Canada and China.  The restaurants specialize in fresh, made to order hamburgers and other specialty sandwiches.  French fries, homemade onion rings, hand-scooped ice cream shakes and soft drinks round out the menu.

We plan to open additional Fatburger restaurants throughout the United States and internationally, including Canada, China and the United Arab Emirates.  We intend to continue to open company-owned restaurants in strategic markets and increase the number of franchised locations in the U.S. and internationally.  Fatburger has opened a total of 43 restaurant locations since our acquisition in 2003.  At December 31, 2007, franchisees owned and operated 53 of the Fatburger locations and we have agreements for approximately 245 new franchise locations.  Many factors affect our ability to open new franchise locations and we expect that it will take several years for our current franchisees to open all of their restaurant locations.  As is typical for our industry, the identification of qualified franchisees and quality locations has an impact on the rate of growth in the number of our restaurants.

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

Significant Events

The following significant events affected our operations for the year ended December 31, 2007:

•      Restaurant openings – During the year ended December 31, 2007, we opened seven additional Fatburger restaurant locations (five franchise and two company-owned), and one franchise location was closed.  We also purchased the net assets of a franchisee with two locations and converted them to company-owned locations.  In the acquisition, we issued a note payable to the franchisee for $0.2 million, and assumed accounts payable and notes payable totaling $0.3 million, in exchange for $0.5 million of property, plant and equipment.

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

•      Discontinued operations (FCRI) – At December 31, 2007, our wholly-owned subsidiary, FCRI, held our real estate lease portfolio.  In the fourth quarter of 2007, FCRI met our requirements to be classified as held for sale, and we sold FCRI in February 2008, subsequent to year end.  As such, all assets and liabilities related to FCRI have been classified as held for sale at December 31, 2007 and 2006.  Prior to our decision to sell FCRI, it was part of our Real Estate and Financing Operations.

•      Discontinued operations (George Elkins) – On February 28, 2007, Fog Cap Commercial Lending Inc., our wholly-owned subsidiary, sold its 51% interest in George Elkins Mortgage Banking Company (“George Elkins”).  We received $2.9 million for our portion of the proceeds and recorded a gain on sale of $2.5 million.

•      Borrowings on notes payable – We borrowed an additional $1.1 million in January 2007 and $0.2 million in December 2007 on a note payable that had a balance of $2.1 million at December 31, 2006.  The amended note has a balance of $3.4 million at December 31, 2007 and is secured primarily by our interest in DAC.

•      Borrowings on notes payable – In May 2007, we borrowed an additional $1.0 million on a note payable that had a balance of $2.1 million at December 31, 2006.  Including loan fees, the amended note has a balance of $4.0 million at December 31, 2007 and is secured primarily by our interest in our real estate lease portfolio.  This note was paid in full subsequent to December 31, 2007, upon the sale of our real estate lease portfolio.

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

Valuation

At December 31, 2007, our largest asset consisted of our portfolio of real estate.  We value our real estate holdings either by independent appraisal or through internally generated analysis using comparable market data.

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

Impairment of long-lived assets

In accordance with FAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”), we review our long-lived assets for impairment whenever an event occurs that indicates an impairment may exist.  We test for impairment using the estimated future cash flows of the asset.

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

Results of Operations

During the most recent three full fiscal years, our operations have resulted in net losses as follows:

Net Loss

	Year Ended December 31
	2007	2006	2005
	(dollars in thousands, except per share data)
Loss from continuing operations	$(13,505)	$(10,871)	$(8,749)
Loss per share from continuing operations	$(1.70)	$(1.37)	$(1.09)

The loss from continuing operations for the year ended December 31, 2007 was $13.5 million, or $1.70 per share.  The loss is primarily due to significant operating expenses associated with our management infrastructure and $4.7 million in recognized market value impairments.  We have put in place a management structure that we believe will enable us to significantly expand our operations, notably our Fatburger subsidiary.  However, until the growth in operations is realized, the cost of our management structure will be borne by our existing operations.  Our results for 2007 compare to a loss from continuing operations of $10.9 million, or $1.37 per share for 2006 and $8.7 million, or $1.09 per share for 2005.  These results were also primarily attributable to our operating expenses as we transitioned the Statement of Financial Condition and began focusing on our restaurant operations and other key subsidiaries.

The following sections describe the results of operations of our operating segments for each of the three years ended December 31, 2007, 2006 and 2005.

Restaurant Segment Operations

The following table shows our operating margin for company owned restaurants for each of the three years ended December 31:

	Year Ended December 31
	2007	2006	2005
	(% to Company-owned restaurant sales)
Restaurant Sales:
Company-owned restaurant sales	100.0%	100.0%	100.0%
Cost of sales – food, paper, merchandise	(24.6)%	(24.5)%	(27.8)%
Cost of sales – wages and benefits	(33.5)%	(31.3)%	(30.6)%
Restaurant depreciation and amortization	(6.2)%	(5.1)%	(4.7)%
Operating margin (restaurant sales only)	35.7%	39.1%	36.9%

The following table shows our total operating results from the restaurant segment for each of the three years ended December 31:

	Year Ended December 31
	2007	2006	2005
	(% to total revenue)
Total Restaurant Operations:
Company-owned restaurant sales	93.0%	91.1%	90.9%
Royalty revenue	6.5%	7.2%	6.9%
Franchise fee revenue	0.5%	1.7%	2.2%
Total revenue	100.0%	100.0%	100.0%

Cost of sales	(59.8)%	(55.5)%	(57.3)%
General & administrative costs	(48.4)%	(49.3)%	(45.1)%
Interest expense	(2.4)%	(2.7)%	(3.1)%
Other non-operating expenses	(7.3)%	(8.1)%	—%
Minority interest in losses	2.8%	0.4%	—%
Segment loss	(15.1)%	(15.2)%	(5.5)%

For the year ended December 31, 2007, company owned restaurant sales increased 3.9% to $29.5 million from $28.4 million in 2006. This increase was the mainly the result of two new company owned stores in 2007 and a price increase in June 2006.  Same store sales for company-owned restaurants decreased 8.8% for the year ended December 31, 2007 compared to the same period in 2006.  The operating margin for company-owned locations decreased to 35.7% in 2007 from 39.1% in 2006, due to increased labor costs and depreciation expense as a percentage of company owned restaurant sales.

Royalty revenue decreased 4.5%, from $2.2 million in 2006 to $2.1 million in 2007, primarily due to decreased same store sales for franchise operations.  Franchise fee revenue decreased 60.0%, from $0.5 million in 2006 to $0.2 million in 2007, as we added four new franchise locations in 2007 compared to six locations in 2006.  Same store sales for franchise locations decreased 10.6% for the year ended December 31, 2007 compared to the same period in 2006.

System-wide same store sales decreased 9.8% for the year ended December 31, 2007 compared to the same period in 2006.  Our loss from restaurant operations was 15.1% of total revenue for 2007 compared to 15.2% for 2006.  The increase in cost of sales as a percentage of total revenue was offset by a decrease in general and administrative, interest and other non-operating expenses as a percentage of total revenue.

For the year ended December 31, 2006, company owned restaurant sales increased 18.8% to $28.4 million from $23.9 million in 2005.  This increase was primarily the result of nine new company owned stores in 2006 and a price increase n June 2006.  Same store sales for company-owned restaurants increased 1.2% for the year ended December 31, 2006 compared to the same period in 2005.  The operating margin for company-owned locations increased to 39.1% in 2006 from 36.9% in 2005, due to the price increase combined with the continued implementation of cost control measures.  Royalty revenue increased 22.2%, from $1.8 million in 2005 to $2.2 million in 2006, while Franchise fee revenue decreased 16.7%, from $0.6 million in 2005 to $0.5 million in 2006.  Both of these changes were a result of our restaurant operations growth strategy, as Fatburger opened 18 franchise stores in 2005.  Our net loss from restaurant operations increased to 15.2% of total revenue for 2006 (compared to 5.5% in 2005) due to increased general and administrative expenses as we continued to establish our infrastructure to support our planned expansion.

We plan to open additional Fatburger restaurants throughout the United States and internationally, including Canada, China and the United Arab Emirates.  We intend to continue to open company-owned restaurants in strategic markets and increase the number of franchised locations in the U.S. and internationally.  Fatburger has opened a total of 43 restaurant locations since our acquisition in 2003.  As is typical for our industry, the identification of qualified franchisees and quality locations has an impact on the rate of growth in the number of our restaurants.

Manufacturing Segment Operations

	Year Ended December 31
	2007	2006	2005
	(% to total revenue)
Manufacturing sales	100.0%	100.0%	100.0%
Manufacturing cost of sales	(59.4)%	(58.3)%	(57.8)%
Engineering and development	(8.5)%	(8.8)%	(16.3)%
Operating margin	32.1%	32.9%	25.9%

Compensation expense	(13.3)%	(13.3)%	(15.8)%
Depreciation expense	(0.8)%	(0.7)%	(0.4)%
Other operating expense	(9.3)%	(4.9)%	(8.4)%
Segment income	8.7%	14.0%	1.3%

Total revenue for this segment was $11.6 million for the year ended December 31, 2007, compared to $9.8 million for the year ended December 31, 2006.  Net income for this segment was $1.0 million for 2007, compared to $1.4 million for 2006.

Operating results for the year ended December 31, 2006 are not comparable to the same period of 2005 because we began consolidating DAC’s operations in November 2005 when we acquired voting control of DAC.

In order to focus our efforts on our restaurant segment, we intend to sell our equity position in DAC for an amount higher than our net investment.  If we were to sell this segment, it would decrease our net revenue and increase our net loss.  There can be no assurance that we will be able to sell this segment for a profit.

Real Estate and Finance Segment Operations

Real Estate Operations:

	Year Ended December 31
	2007	2006	2005
	(dollars in thousands)
Operating revenue	$—	$250	$604
Operating expenses	(9)	(173)	(126)
Depreciation and amortization	(5)	(56)	(166)
Operating margin	(14)	21	312

General and administrative expenses	(54)	(369)	(297)
Interest expense	(484)	(350)	(126)
Market value impairment	(3,564)	(1,027)	—
Gain on sale of real estate	13	2,905	1,289
Income (loss) from real estate operations	(4,103)	1,180	1,178

During the year ended December 31, 2007, our operating margin on real estate decreased to negative $4.1 million from positive $1.2 million in 2006.  This is due to $3.6 million of market value impairments in 2007 (compared to $1.0 million in 2006), combined with a $2.9 million decrease in gain on sale of real estate compare to 2006.  In the third quarter of 2007, we sold one building for proceeds of $0.4 million, resulting in a net gain on sale of less than $0.1 million.  Interest expense for the year ended December 31, 2007 increased compared to the same period of 2006 as we borrowed money on various notes payable secured by certain real estate investments.  In 2007, we recognized market value impairments totaling $3.6 million relating to one of our remaining Barcelona apartment buildings (compared to $1.0 million in 2006).

During the year ended December 31, 2006, our operating margin on real estate was stable at $1.2 compared to 2005.  In the first quarter of 2006, we sold seven buildings for total proceeds of $3.5 million, resulting in a net gain on sale of approximately $0.5 million.  In the second quarter of 2006, we sold a parcel of vacant land for total proceeds of $2.6 million, resulting in a gain on sale of approximately $1.2 million.  In the third quarter of 2006, we sold our Eugene warehouse property for total proceeds of $2.8 million, resulting in a gain on sale of approximately $1.2 million.  Interest expense for the year ended December 31, 2006 increased compared to the same period of 2005 as we borrowed money on various notes payable secured by certain real estate investments in 2006.  In 2006, we established a market value reserve of $1.0 million relating to one of our remaining Barcelona apartment buildings.

In 2005, we sold eight buildings for total proceeds of $4.5 million, providing a gain on sale of $1.8 million.  In addition, we sold one building in Barcelona, Spain in 2005 for total proceeds of $1.9 million, resulting in a gain on sale of $0.4 million.

Interest Income – Our interest income for the year ended December 31, 2007 was $0.2 million, compared with $0.3 million for 2006 and $1.3 million for 2005.  The decrease in each subsequent year is primarily attributable to a net reduction in average asset balance, reflecting the sale of most of our mortgage-backed securities and the sale or repayment of notes in our notes receivable portfolio.

Foreign Exchange Gains – Changes in foreign currency exchange rates resulted in a net gain of approximately $1.0 million in this segment for the year ended December 31, 2007, compared to gains of $1.0 million for 2006 and losses of $0.4 million in 2005.  At December 31, 2007, approximately 16% of our total assets and 3% of our total liabilities were denominated in Euros.  See Item 7A – Quantitative and Qualitative Disclosures about Market Risk for further analysis.

Equity in Earnings of Equity Investees – In June 2006, our Bourne End equity investee sold its last remaining shopping center and recognized a gain under U.S. financial reporting standards of approximately $1.1 million, of which, our share was approximately $0.3 million.  We were also allocated additional income from Bourne End in the approximate amount of $0.5 million under a revenue sharing agreement with the other investors as a result of exceeding certain profitability measures.  As a result, we recognized $0.7 million in income from Bourne End during the year ended December 31, 2006, compared to a loss of $0.9 million for 2005.  We do not expect Bourne End to be a significant source of income in the future.

Gain on Sale of Notes Receivable and Securities – In 2006, we sold our interest in one note receivable for proceeds of $0.7 million.  This note had a carrying value of $0.2 million and provided a gain on sale of $0.5 million.  There were no comparable revenue sources in 2007 or in 2005.

Software Development and Sales Segment Operations

	Year Ended December 31
	2007	2006	2005
	(dollars in thousands)
Software sales	$249	$47	$8
Engineering and development	(444)	(693)	(284)
Compensation expense	(236)	(807)	(503)
Depreciation and amortization expense	(445)	(377)	(148)
Other operating expense	(357)	(693)	(372)
Interest expense	(1,141)	(842)	(114)
Other non-operating expense	(1,000)	(46)	—
Segment loss	(3,374)	(3,411)	(1,413)

Total revenue for this segment was $0.2 million for the year ended December 31, 2007, compared to less than $0.1 million for the same period in 2006.  The segment loss was approximately $3.4 million for 2007, including $1.0 million of recognized impairment on goodwill, and $3.4 million in 2006.  We acquired voting control of Centrisoft in July 2005 and began consolidating Centrisoft’s operations at that time.  Accordingly, the comparable amounts for 2005 only include results of Centrisoft’s operations from the date of consolidation.  In order to focus our efforts on our restaurant segment, we intend to sell all, or a portion of, our equity position in Centrisoft.  If we were to sell this segment, we believe that it would have a positive effect on our cash flow and decrease our net loss.  There can be no assurance that we will be able to sell this segment.  Interest expense for this segment is primarily due to Fog Cutter and is eliminated upon consolidation.

Corporate Expenses

	Year Ended December 31
	2007	2006	2005
	(dollars in thousands)
Compensation and employee benefits	$5,945	$6,784	$3,358
Travel and entertainment	1,691	1,498	487
Professional fees	1,323	1,710	2,112
Directors fees	520	434	347
Insurance	374	721	939
Occupancy costs	139	174	218
Padraig (V-Model) operating expenses	—	—	277
Other expenses	683	516	276
Total corporate expenses	$10,675	$11,837	$8,014

For the 2007 fiscal year, we incurred corporate operating expenses of $10.7 million, compared to $11.8 million in 2006 and 8.0 million in 2005.  This decrease in 2007 is primarily due to a decrease in compensation expenses as bonus incentives to certain officers were not paid in 2007.  Corporate expenses for 2007 also include $2.0 million for share based payments accounted for under FAS 123R, compared to $0.8 million for 2006, which increased due to various stock option grants in August 2006 and a stock option exchange plan adopted in December 2006.  The overall increase in corporate operating expenses from 2005 to 2006 is primarily due to an increase in recognized compensation expenses.  The majority of compensation costs relating to our chief executive officer during 2005 were accrued and expensed in 2004 under his leave of absence agreement.  Accordingly, his compensation costs began to accrue again upon his return in November 2005.  Prior to 2006, share based payments were accounted for under APB 25 and thus not expensed in prior years.

Travel and entertainment expenses for the year ended December 31, 2006 include $0.4 million paid to Peninsula Capital, an entity owned by our chief executive officer, as reimbursement of the actual costs for the Company’s business use of certain private aircraft and $0.3 million paid under the terms of a fractional lease assumed by the Company from Peninsula Capital.  The Board of Directors is aware of the relationship and approved the fees for the use of the aircraft and the assignment of the fractional lease.

Our former consolidated subsidiary, Padraig (V Model Management), was a French LLC which terminated operations in December 2005.

Management allocation and other intercompany charges

In 2006, as we focused our efforts on the Fatburger segment we began allocating a portion of our corporate expenses to our restaurant segment to more accurately reflect the operating results of that segment.  This allocation was $2.1 million for the year ended December 31, 2007, compared to $2.2 million for 2006.  This allocation is eliminated upon consolidation on the Consolidated Statements of Operations.  There was no comparable allocation in years prior to 2006.  Other intercompany charges, including intercompany interest expense, are eliminated upon consolidation, and totaled $1.1 million for 2007, $0.7 million in 2006, and $0.2 million for 2005.

Income taxes

During each of the years ended December 31, 2007 and 2006, we determined that it was more likely than not that certain NOL carryovers would be available to offset prior taxable income.  As a result, we recognized an income tax benefit of $4.4 million in 2007 ($1.2 million in 2006) and reduced the deferred tax liability by the same amount.  During the year ended December 31, 2005, a provision for income taxes was not required due to the net operating loss generated during the fiscal year.

Discontinued Operations

At December 31, 2007, our wholly-owned subsidiary, FCRI, held our real estate lease portfolio.  In the fourth quarter of 2007, FCRI met our requirements to be classified as held for sale, and we sold FCRI in February 2008, subsequent to year end.  As such, all assets and liabilities related to FCRI have been classified as held for sale at December 31, 2007 and 2006.  Prior to our decision to sell FCRI, it was part of our Real Estate and Financing Operations.  The following table shows our total operating results from FCRI for each of the three years ended December 31:

	Year Ended December 31
	2007	2006	2005
	(dollars in thousands)
Operating revenue	$3,782	$3,659	$3,694
Operating expenses	(1,356)	(1,313)	(1,345)
Depreciation and amortization	(445)	(423)	(433)
Operating margin	1,981	1,923	1,916

General and administrative expenses	(366)	(211)	(270)
Interest expense	(939)	(1,003)	(1,058)
Market value impairment	—	—	(300)
Gain on sale of real estate	—	—	933
Other non-operating income	31	6	6
Provision for income taxes	17	(74)	—
Income from discontinued real estate operations	$724	$641	$1,227

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

	Year Ended December 31
	2007	2006	2005
	(dollars in thousands)
Total revenue	$1,808	$6,907	$8,427

Compensation expense	(1,499)	(5,797)	(6,691)
Other operating expense	(216)	(938)	(969)
Non-operating income	16	385	168
Gain on sale of assets	2,492	—	—
Minority interest in earnings	(37)	(454)	(616)
Segment income	$2,564	$103	$319

Changes in Financial Condition

Overview

Our assets, liabilities and stockholders’ equity for the two most recent fiscal years can be summarized as follows:

	Year Ended December 31
	2007	2006
	(dollars in thousands)
Total assets	$53,769	$59,800
Total liabilities	51,072	49,005
Total minority interests	701	571
Total stockholders’ equity	1,996	10,224

The decrease in total assets during 2007 is primarily due to a decrease in investment in real estate as we sold one property and recognized market value impairments of $3.6 million during 2007.  Total liabilities increased from 2006, primarily due to increased accounts payable and accrued liabilities and additional borrowings on notes payable, partially offset by the recognition of $4.4 million in deferred tax benefit in the third quarter of 2007.  The cash received from the sale of assets or from operations was used to support our operating activities and facilitate the expansion of Fatburger.

While we do not have a fixed dividend policy, we may declare and pay new dividends on our common stock, subject to our financial condition, results of operations, capital requirements and other factors deemed relevant by the Board of Directors.  One factor the Board of Directors may consider is the impact of dividends on our liquidity.  No dividends were declared or paid in 2007.  Stockholders’ equity decreased during the year ended December 31, 2007 by approximately $8.2 million, mainly as a result of our net loss of $10.2 million.  These changes are described in more detail as follows:

Cash

Our cash decreased $0.7 million from December 31, 2006 to December 31, 2007.  Significant sources and uses of cash during 2007 included:

•      $6.6 million of cash used in operations – comprised primarily of our net loss from continuing operations of $13.5 million, partially offset by non-cash items;

•      $1.9 million of cash used in investing activities – including $2.3 million invested in company-owned Fatburger restaurants and other property, plant and equipment and a $0.1 million investment in real estate, partially offset by $0.4 million from the sale of real estate and $0.3 million received from our notes receivable portfolio;

•      $3.8 million of cash provided by financing activities – including a net $2.7 million inflow from borrowings, and $1.1 million invested by a minority interest; and

•      $4.0 million of net cash inflow from discontinued operations.

Net Investments in Real Estate, and related liabilities

Our investments in real estate can be summarized as follows:

	Year Ended December 31
	2007	2006
	(dollars in thousands)
US based investments – held for sale (1):
Purchase price / improvements	$13,338	$13,603
Accumulated depreciation and amortization	(2,143)	(1,733)
Net book value	11,195	11,870
Foreign-based investments – held for sale (2):
Purchase price / improvements	8,463	10,694

Total investments in real estate, net	$19,658	$22,564

(1)  Includes 32 commercial properties under capital lease throughout the United States at December 31, 2007 and 2006, and 1 owned commercial property within the United States at December 31, 2006.

(2)  Includes 2 apartment buildings in Barcelona, Spain at December 31, 2007 and 2006.

Borrowings related to our investments in real estate were as follows:

	Year Ended December 31
	2007	2006
	(dollars in thousands)
Obligations on real estate under capital lease	$9,994	$10,471
Borrowings on Barcelona properties	3,505	3,435
Total borrowing related to real estate	$13,499	$13,906

The decrease in US properties owned at December 31, 2007 compared to December 31, 2006 is due to the sale of one property with a net book value of $0.4 million in July 2007 and $0.3 million of depreciation during 2007.  Obligations under capital leases related to these properties decreased $0.5 million due to scheduled monthly payments during the same period.

Our investment in apartment buildings in Barcelona, Spain decreased $2.2 million during 2007.  This was the result of recognized market value impairments of $3.6 million, partially offset by increases in unrealized foreign currency gains of $1.2 million.  The carrying value of borrowings related to the Barcelona investments has increased less than $0.1 million mainly due to an increase in unrealized foreign currency gains.

Net Property, Plant and Equipment

Net property, plant and equipment decreased $0.4 million at December 31, 2007 compared to December 31, 2006, primarily due to depreciation and the recognition of a market value impairment on the assets of one restaurant location, partially offset by the addition of two company-owned restaurants in 2007.  Obligations on property, plant, and equipment under capital lease decreased $0.1 million to $2.1 million at December 31, 2007 due to scheduled monthly payments.

Goodwill and Net Intangible Assets

	Year Ended December 31
	2007	2006
	(dollars in thousands)
Goodwill – Fatburger acquisition	$7,063	$7,063
Goodwill – Centrisoft acquisition	999	1,999
Goodwill – DAC International acquisition	1,464	1,464
Total Goodwill	9,526	10,526

Net Intangible Assets – Fatburger	4,756	4,943
Net Intangible Assets – Centrisoft	230	319
Total Net Intangible Assets	4,986	5,262

During the year ended December 31, 2007, we recognized an impairment on goodwill from Centrisoft in the amount of $1.0 million.  Net intangible assets decreased $0.3 million during the year ended December 31, 2007 due to amortization.  Net intangible assets at December 31, 2007 consists of trademark rights of approximately $4.0 million, franchise agreements of approximately $0.5 million, reseller agreements for Centrisoft of approximately $0.2 million, and other miscellaneous intangible assets of approximately $0.3 million.  We do not believe that there is any additional impairment of goodwill or net intangible assets at December 31, 2007.

Notes Receivable

As of December 31, 2007, our notes receivable portfolio (excluding loans to senior executives) consists of three individual notes with a combined carrying value of $0.6 million.  Two of the notes are secured by real estate consisting of commercial property located in Texas and Arizona, and one note is secured by stock in a restaurant business.  The notes have a weighted average interest rate (excluding fees and points) of 14.4% and a weighted average maturity of 9 months.  In 2006, we sold our interest in one note for proceeds of $0.7 million.  This note had a carrying value of $0.2 million and provided a gain on sale of $0.5 million.

Loans to Senior Executives

As of December 31, 2007, we had two loans to our Chairman and Chief Executive Officer, Andrew Wiederhorn, for a total of $1.1 million.  Both loans were made on February 21, 2002 (prior to the passage of the Sarbanes-Oxley Act of 2002).  The loans matured on February 21, 2007, and bore interest at the prime rate, as published in the Wall Street Journal, which interest was added to the principal.  We did not extend the maturity date of the loans or amend any other terms.  The loans were repaid in full, including interest, subsequent to year end on February 21, 2008.

Other Assets

	Year Ended December 31
	2007	2006
	(dollars in thousands)
Trade receivables	$1,491	$1,467

Inventories	$2,505	$2,442

Other current assets:
Prepaid expenses	$534	$420
Other	2	96
Total other current assets	$536	$516

Other assets:
Software costs	$879	$1,217
Security deposits	646	486
Capitalized finance fees	269	306
Other	93	107
Total other assets	$1,887	$2,116

Assets held for sale:
Current assets held for sale	$66	$155
Other assets held for sale	21	440

Trade receivables and inventories at December 31, 2007 relate primarily to the operations of DAC.  Assets held for sale consists of all non-cash and non-real estate assets of FCRI at December 31, 2007 and 2006, and all non-cash assets of George Elkins at December 31, 2006.

Deferred Income

Our deferred income relating to the collection of unearned Fatburger franchise fees was $5.2 million at December 31, 2007, compared with $4.1 million at December 31, 2006.  The increase is due to the collection of deferred fees paid by for franchise rights.  As of December 31, 2007, nearly all of the deferred income was comprised of non-refundable franchise fees received by Fatburger for each future franchise location.  These initial fees generally represent half of the total fee per location.  The balance of the franchise fees (approximately an additional $5.2 million) will be collected in the future when leases on these specific franchise locations are signed and the entire fee will be recognized in income when the criteria for recognition of this revenue are met, generally when the restaurant opens.

Notes Payable

As of December 31, 2007, our notes payable (excluding borrowings on real estate) totaled $15.8 million, including $7.2 million of debt held at Fatburger, $0.7 million at Centrisoft, and $0.5 million at DAC.  This compares to $12.4 million at December 31, 2006.  The increase was primarily due to additional net borrowings of $3.1 million and the assumption of notes payable in the amount of $0.4 million relating to the purchase of two franchisee locations.

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities totaled $13.3 million at December 31, 2007, compared with $11.2 million at December 31, 2006, and consisted of the following:

	December 31, 2007	December 31, 2006
	(dollars in thousands)
Accounts payable	$9,075	$7,074
Sales deposits	1,478	1,104
Accrued wages, bonus and commissions	626	669
Other	2,081	2,401
Total accrued expenses and other liabilities	$13,260	$11,248

Current liabilities associated with assets held for sale	$1,232	$955

Deferred Income Taxes

Deferred income taxes decreased from $4.4 million at December 31, 2006 to zero at December 31, 2007.  During the year ended December 31, 2007, we determined that it was more likely than not that certain NOL carryovers would be available to offset prior taxable income.  As a result, we recognized an income tax benefit of $4.4 million and reduced the deferred tax liability by the same amount.  As of December 31, 2007, we had, for U.S. Federal tax purposes, a net operating loss (“NOL”) carryforward of approximately $93.5 million, including $8.6 million relating to Fatburger and $6.9 million relating to Centrisoft.  Our NOL carryforwards begin to expire in 2018, while Fatburger’s NOL carryforwards began to expire in 2004.

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund business operations, acquisitions, and expansion (including growth of company-owned and franchised restaurant locations), engage in note receivable acquisition and lending activities and for other general business purposes.  In addition to our cash on hand, our primary sources of funds for liquidity during 2007 consisted of cash provided by proceeds from the sale of real estate and notes receivable, new borrowings, and the repayments to us from borrowers.  As of December 31, 2007, we had cash or cash equivalents of $1.1 million, which, together with projected borrowings and proceeds from the sales of assets, we believe will be sufficient to meet our current liquidity needs.

At December 31, 2007, we had total consolidated secured indebtedness of $31.3 million, as well as $19.8 million of other liabilities.  Our consolidated secured indebtedness consisted of:

•      notes payable and other debt of Fatburger totaling $7.2 million secured by the assets of Fatburger;

•      $12.0 million in capital leases maturing between 2010 and 2040, which are primarily secured by real estate;

•      mortgage notes payable of $3.5 million secured by our two Barcelona properties;

•      $7.4 million in notes payable secured by various assets of the Company;

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

Foreign Currency Exchange Rate Risk

Our exposure to foreign currency fluctuations arises mainly from our investment in Barcelona real estate.  At December 31, 2007, approximately 16% of our total assets and 3% of our total liabilities were denominated in Euros.  We can utilize a wide variety of financial techniques to assist in the management of currency risk, including currency swaps, options, and forwards, or combinations thereof.  No such currency hedging techniques were in use as of December 31, 2007.

Interest rate risk

Our borrowings and the availability of further borrowings are substantially affected by, among other things, changes in interest rates, changes in market spreads or decreases in credit quality of our assets.  Material increases in interest expense from variable-rate funding sources, or material decreases in monthly cash receipts from operations, generally would negatively impact our liquidity.  On the other hand, material decreases in interest expense from variable-rate funding sources would positively affect our liquidity.  Fluctuations in interest rates will impact our net income to the extent our operations and our fixed rate assets are funded by variable rate debt.  We may also be impacted to the extent that our variable rate assets re-price on a different schedule or in relation to a different index than any floating rate debt.  See Item 7A – Quantitative and Qualitative Disclosures about Market Risk for further analysis.

Fatburger debt covenant non-compliance

At December 31, 2007 and 2006, Fatburger was not in compliance with all obligations under the agreements evidencing its indebtedness, as defined in the applicable agreements, due to its failure to meet the prescribed fixed charge coverage ratio and the prescribed debt-coverage ratio in three notes payable.  The lender subsequently issued a waiver of the covenant violations for both December 31, 2007 and 2006.  As such, on our Consolidated Statements of Financial Condition, $4.1 million of long-term debt that was classified as current at December 31, 2006 has been re-classified as long-term.

Fatburger expansion

Fatburger is involved in a nationwide expansion of franchise and company-owned locations, which will require significant liquidity.  If real estate locations of sufficient quality cannot be located and either leased or purchased, the timing of restaurant openings may be delayed.  Additionally, if Fatburger or its franchisees cannot obtain capital sufficient to fund this expansion, the timing of restaurant openings may be delayed.

Centrisoft operations

We expect that Centrisoft will require capital resources and have negative cash flow for the near term.  Centrisoft is currently marketing its software to potential customers both directly and through re-seller relationships.  There can be no assurance that Centrisoft will be successful in generating sufficient cash flow to support its own operations in the near term.

Dividends

During the year ended December 31, 2007 we did not declare or pay any distributions to shareholders.  During the year ended December 31, 2006 we declared one cash distribution of $0.13 per share ($1.0 million).  While we do not have a fixed dividend policy, we may declare and pay new dividends on our common stock, subject to our financial condition, results of operations, capital requirements and other factors deemed relevant by the Board of Directors.  One factor the Board of Directors may consider is the impact of dividends on our liquidity.

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

Common stock trading price

If the trading price of our common stock is less than $5.00 per share, trading in our common stock could be subject to Rule 15g-9 of the Securities Exchange Act of 1934, as amended.  Under that Rule, brokers who recommend such securities to persons other than established customers and accredited investors must satisfy special sales practice requirements, including an individualized written suitability determination for the purchaser and the purchaser’s written consent prior to any transaction.  The Securities Enforcement Remedies and Penny Stock Reform Act of 1990 also requires additional disclosure in connection with any trades involving a stock defined as a penny stock (generally, any equity security not traded on an exchange or quoted on NASDAQ that has a market price of less than $5.00 per share), including the delivery of a disclosure schedule explaining the penny stock market and the associated risks.  Such requirements severely limit the market liquidity of our common stock.

Contractual Obligations

The following table provides information on the amounts of payments due under contractual obligations as of December 31, 2007 (dollars in thousands):

	Payments due by Period
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Borrowings and notes payable (1)	$19,269	$12,914	$2,524	$1,311	$2,520
Interest on borrowings and notes payable	2,950	401	1,202	448	899
Obligations under capital leases (2)	29,536	1,556	4,937	2,830	20,213
Obligations under operating leases	29,599	5,214	8,366	6,247	9,772
Obligations under employment contracts	569	423	146	—	—

Total	$81,923	$20,508	$17,175	$10,836	$33,404

(1)   Borrowings related to our Barcelona properties, held through our VIE, are classified as “Less than 1 year” due to our intention to sell these properties.

(2)   The amount of imputed interest to reduce the minimum capital lease payments to present value is $17.3 million using an effective interest rate of approximately 9.4%.  Includes $22.0 million in payments expected to be made under bargain lease renewals.

Accounting Standards Not Yet Adopted

In December 2007, the FASB issued FASB Statement of Financial Accounting Standards No. 160 (“SFAS 160”) clarifying the manner in which entities present non-controlling interests in consolidated financial statements.  SFAS 160 is effective for fiscal years beginning after December 15, 2008, and early adoption is prohibited.  Management has not yet determined the effect, if any, of this new standard on our consolidated financial position and results of operations.

In December 2007, the FASB issued FASB Statement of Financial Accounting Standards No. 141R (“SFAS 141R”) clarifying the manner in which entities business combinations in consolidated financial statements.  SFAS 141R is effective for fiscal years beginning after December 15, 2008, and early adoption is prohibited.  Management has not yet determined the effect, if any, of this new standard on our consolidated financial position and results of operations.

Off Balance Sheet Arrangements

In order to facilitate the development of franchise locations, as of December 31, 2007, Fatburger had guaranteed the annual minimum lease payments of three restaurant sites owned and operated by franchisees.  The guarantees approximate $0.8 million plus certain contingent rental payments as defined in the respective leases.  These leases expire at various times through 2015.

The lease guarantees by Fatburger do not provide us with a material source of liquidity, capital resources or other benefits.  There are no revenues, expenses or cash flows connected with the lease guarantees other than the receipt of normal franchise royalties.  As of December 31, 2007, we were not aware of any event or demand that was likely to trigger the guarantee by Fatburger.

We have various operating leases for office and retail space which expire through 2015.  The leases provide for varying minimum annual rental payments including rent increases and free rent periods.  We have future minimum rental payments under non-cancelable operating leases with initial or remaining terms of one year or more of approximately $29.6 million as of December 31, 2007.

We did not have any other off balance sheet arrangements in place as of December 31, 2007.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risks result from instruments entered into other than for trading purposes and consists primarily of exposure to loss resulting from changes in foreign currency exchange rates, interest rates and commodity prices.

Foreign Currency Exchange Rate Risk

Our exposure to foreign currency fluctuations arises mainly from our investment in Barcelona real estate.  At December 31, 2007, approximately 16% of our total assets and 3% of our total liabilities were denominated in Euros.  The following table illustrates the projected effect on our net asset value as a result of hypothetical changes in foreign currency rates as of December 31, 2007:

Change in Foreign Exchange Rates (1)	Projected Change in Net Asset Fair Value	Projected Percentage Change in Net Asset Fair Value
Decrease 20%	$(1,408,000)	-52.2%
Decrease 10%	$(704,000)	-26.1%
No Change	$—	0.0%
Increase 10%	$704,000	26.1%
Increase 20%	$1,408,000	52.2%

(1)     Assumes that uniform percentage changes occur instantaneously in the euro.  A decrease in the foreign exchange rate indicates a strengthening of the U.S. dollar against the euro.  An increase in the foreign exchange rate indicates a weakening of the U.S. dollar against the euro.

We can utilize a wide variety of financial techniques to assist in the management of currency risk, including currency swaps, options, and forwards, or combinations thereof.  No such currency hedging techniques were in use as of December 31, 2007.

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

See Item 15 of Part IV of this report on Form 10-K.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There has been no change of accountants or any disagreements with accountants on any matter of accounting principles or practices, or financial statement disclosure required to be reported under this item.

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

The Company does not expect that its disclosure controls and procedures will prevent all error and all fraud.  A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedures are met.  Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The Company considered these limitations during the development of its disclosure controls and procedures, and will continually reevaluate them to ensure they provide reasonable assurance that such controls and procedures are effective.

Management Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act.  Those rules define internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

(i)    Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

(ii)   Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and the receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

(iii)  Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements.  Our internal controls over financial reporting are subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the soundness of our systems, the possibility of human error and the risk of fraud.  Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007.  In making this assessment, the Company’s management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on our assessment and those criteria, management believes that, as of December 31, 2007, the Company’s internal control over financial reporting is effective.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in internal control over financial reporting

There were no significant changes in our internal control over financial reporting in connection with an evaluation that occurred during our fiscal year of 2007 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

During the fourth quarter of 2007, there were no disclosures required to be reported on Form 8-K that were not reported.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) The information regarding our directors required by this item is incorporated into this annual report by reference to the section entitled “Election of Directors” in the proxy statement for our 2008 annual meeting of stockholders which is expected to be held in May 2008.

(b) The information regarding our executive officers required by this item is incorporated into this annual report by reference to the section entitled “Executive Officers” in the proxy statement for our 2008 annual meeting of stockholders which is expected to be held in May 2008.

We plan to file the proxy statement for our 2008 annual meeting of stockholders within 120 days of December 31, 2007, our fiscal year-end.

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

ITEM 11.  EXECUTIVE COMPENSATION

The information regarding executive compensation required by this item is incorporated into this annual report by reference to the section entitled “Executive Compensation” in the proxy statement for our 2008 annual meeting of stockholders which is expected to be held in May 2008.  We plan to file the proxy statement for our 2008 annual meeting of stockholders within 120 days of December 31, 2007, our fiscal year-end.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information regarding beneficial ownership of our common stock required by this item is incorporated into this annual report by reference to the section entitled “Security Ownership of Certain Beneficial Owners and Management” in the proxy statement for our 2008 annual meeting of stockholders which is expected to be held in May 2008.  We plan to file the proxy statement within 120 days of December 31, 2007, our fiscal year-end.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information regarding certain relationships and related transactions required by this item is incorporated into this annual report by reference to the section entitled “Certain Relationships and Related Transactions” in the proxy statement for our 2008 annual meeting of stockholders which is expected to be held in May 2008.  We plan to file the proxy statement within 120 days of December 31, 2007, our fiscal year-end.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information regarding principal accountant fees and services required by this item is incorporated into this report by reference to the section entitled “Independent Auditors” in the proxy statement for our 2008 annual meeting of stockholders which is expected to be held in May 2008.  We plan to file the proxy statement within 120 days of December 31, 2007, our fiscal year-end.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)       Financial Statements

Consolidated Statements of Financial Condition at December 31, 2007 and 2006
Consolidated Statements of Operations for the Years Ended December 31, 2007, 2006, and 2005
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2007, 2006, and 2005
Consolidated Statements of Cash Flows for the Years Ended December 31, 2007, 2006, and 2005
Notes to Consolidated Financial Statements
Financial Statement Schedule III – Real Estate and Accumulated Depreciation

(b)       Exhibits

See Exhibit Index immediately following the signature pages.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Fog Cutter Capital Group Inc.

We have audited the accompanying consolidated statement of financial condition of Fog Cutter Capital Group Inc. and subsidiaries (the “Company’’) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows and the financial statement schedule for each of the two years in the period ended December 31, 2007.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements and schedule referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2007 and 2006, and the consolidated results of its operations and its consolidated cash flows for each of the two years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

We have also audited the reclassifications for discontinued operations described in Note 23 to the consolidated financial statements that were applied to reclassify the 2005 consolidated financial statements.  In our opinion, such reclassifications were appropriate and have been properly applied.

/s/ PKF, CERTIFIED PUBLIC ACCOUNTANTS, A PROFESSIONAL CORPORATION

Los Angeles, California

March 31, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders Fog Cutter Capital Group Inc.

We have audited the accompanying consolidated statements of operations, stockholders’ equity, and cash flows of Fog Cutter Capital Group Inc. and subsidiaries (the “Company’’) for the year ended December 31, 2005 (prior to the effects of the discontinued operations discussed in Note 23 to the 2007 consolidated financial statements), none of which are presented herein.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of the Company’s operations and its consolidated cash flows for the year ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ UHY LLP

Los Angeles, California

March 9, 2006

FOG CUTTER CAPITAL GROUP INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(dollars in thousands, except share data)

	December 31,
	2007	2006
Assets
Current Assets:
Cash and cash equivalents	$1,131	$1,824
Accounts receivable	1,491	1,467
Notes receivable, current portion	566	464
Loans to senior executives	1,147	1,077
Inventories	2,505	2,442
Investments in real estate held for sale, net	19,658	22,564
Current assets held for sale	66	155
Other current assets	536	516
Total current assets	27,100	30,509

Notes receivable	46	371
Property, plant and equipment, net	10,203	10,576
Intangible assets, net	4,986	5,262
Goodwill	9,526	10,526
Other assets held for sale	21	440
Other assets	1,887	2,116
Total assets	$53,769	$59,800

Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable and accrued liabilities	$13,260	$11,248
Current liabilities associated with assets held for sale	1,232	955
Obligations under capital leases on real estate held for sale	9,994	10,471
Borrowings and notes payable, current portion	12,914	13,453
Obligations under capital leases, current portion	141	157
Total current liabilities	37,541	36,284

Borrowings and notes payable	6,355	2,400
Obligations under capital leases	1,929	1,863
Deferred income	5,247	4,061
Deferred income taxes	—	4,397
Total liabilities	51,072	49,005

Commitments and contingencies
Minority interests in consolidated subsidiaries	701	441
Minority interests in consolidated subsidiaries held for sale	—	130

Stockholders’ Equity:
Preferred stock, $.0001 par value; 25,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.0001 par value; 200,000,000 shares authorized; 11,757,073 shares issued as of December 31, 2007 and 2006; 7,954,928 shares outstanding as of December 31, 2007, and 7,957,428 as of December 31, 2006	170,956	168,965
Accumulated deficit	(156,949)	(146,732)
Treasury stock, 3,802,145 common shares as of December 31, 2007 and 3,799,645 common shares as of December 31, 2006, at cost	(12,011)	(12,009)
Total stockholders’ equity	1,996	10,224
Total liabilities and stockholders’ equity	$53,769	$59,800

The accompanying notes are an integral part of these consolidated financial statements.

FOG CUTTER CAPITAL GROUP INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except share data)

	Year Ended December 31,
	2007	2006	2005
Revenue:
Restaurant and manufacturing sales	$41,355	$38,252	$24,832
Restaurant franchise and royalty fees	2,228	2,779	2,379
Real estate rental income	—	250	604
Total revenue	43,583	41,281	27,815

Operating costs and expenses:
Restaurant and manufacturing cost of sales	24,033	21,570	14,471
Real estate operating expense	9	173	126
Engineering and development	1,424	1,556	435
Depreciation and amortization	1,836	1,492	1,290
Total operating costs and expenses	27,302	24,791	16,322

General and administrative expenses:
Compensation and employee benefits	10,691	11,909	6,690
Professional fees	3,268	3,614	3,289
Fees paid to related parties	—	426	—
Other	15,888	15,558	11,496
Total general and administrative expenses	29,847	31,507	21,475

Non-operating income (expense):
Gain on sale of real estate	13	2,905	1,289
Gain on sale of notes receivable and securities	—	496	—
Interest Income	245	283	1,285
Interest expense	(2,741)	(1,830)	(887)
Other income (expense), net	(2,724)	186	431
Total non-operating income (expense)	(5,207)	2,040	2,118

Loss before provision for income taxes, minority interests, and equity in income (loss) of equity investees	(18,773)	(12,977)	(7,864)

Minority interest in earnings	878	109	—
Equity in income (loss) of equity investees	—	748	(885)
Income tax benefit	4,390	1,249	—

Loss from continuing operations	(13,505)	(10,871)	(8,749)

Income from discontinued operations	3,288	744	1,546

Net loss	$(10,217)	$(10,127)	$(7,203)

Basic loss per share from continuing operations	$(1.70)	$(1.37)	$(1.09)
Basic earnings per share from discontinued operations	$0.42	$0.10	$0.20
Basic loss per share	$(1.28)	$(1.27)	$(0.89)
Basic weighted average shares outstanding	7,957,324	7,957,428	8,045,604
Diluted loss per share from continuing operations	$(1.70)	$(1.37)	$(1.09)
Diluted earnings per share from discontinued operations	$0.42	$0.10	$0.20
Diluted loss per share	$(1.28)	$(1.27)	$(0.89)
Diluted weighted average shares outstanding	7,957,324	7,957,428	8,045,604

Dividends declared per share	$—	$0.13	$0.52

The accompanying notes are an integral part of these consolidated financial statements.

FOG CUTTER CAPITAL GROUP INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(dollars in thousands, except share data)

							Accumulated
						Common	Other
	Common Stock		Treasury Stock		Accumulated	Stock	Comprehensive
	Shares (1)	Amount	Shares (1)	Amount	Deficit	Options	Income (Loss)	Total
Balance at January 1, 2005	8,380,673	$168,214	3,376,400	$(9,727)	$(124,175)	$(593)	$329	$34,048
Comprehensive income (loss):
Net loss	—	—	—	—	(7,203)	—	—	(7,203)

Other comprehensive income (loss):
Foreign currency translation	—	—	—	—	—	—	(594)	(594)
Reclassification adjustment for net gain on securities and foreign translation included in net loss	—	—	—	—	—	—	425	425
Total comprehensive loss								(7,372)

Dividends declared	—	—	—	—	(4,193)	—	—	(4,193)
Treasury stock acquired	(423,245)	—	423,245	(2,282)	—	593	—	(1,689)

Balance at December 31, 2005	7,957,428	$168,214	3,799,645	$(12,009)	$(135,571)	$—	$160	$20,794
Comprehensive income (loss):
Net loss	—	—	—	—	(10,127)	—	—	(10,127)

Other comprehensive income (loss):
Foreign currency translation	—	—	—	—	—	—	874	874
Reclassification adjustment for net gain on securities and foreign translation included in net loss	—	—	—	—	—	—	(1,034)	(1,034)
Total comprehensive loss (restated)								(10,287)

Stock options expensed in net loss	—	751	—	—	—	—	—	751
Dividends declared	—	—	—	—	(1,034)	—	—	(1,034)

Balance at December 31, 2006	7,957,428	$168,965	3,799,645	$(12,009)	$(146,732)	$—	$—	$10,224
Comprehensive income (loss):
Net loss	—	—	—	—	(10,217)	—	—	(10,217)

Stock options expensed in net loss	—	1,991	—	—	—	—	—	1,991
Treasury stock acquired	(2,500)	—	2,500	(2)	—	—	—	(2)

Balance at December 31, 2007	7,954,928	$170,956	3,802,145	$(12,011)	$(156,949)	$—	$—	$1,996

(1)  Issued and outstanding

The accompanying notes are an integral part of these consolidated financial statements.

FOG CUTTER CAPITAL GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Year Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net loss	$(10,217)	$(10,127)	$(7,203)
Income from discontinued operations	(3,288)	(744)	(1,546)
Loss from continuing operations	(13,505)	(10,871)	(8,749)
Adjustments to reconcile net loss to net operating cash flows:
Equity in (income) loss of equity investees	—	(748)	885
Depreciation and amortization	2,801	2,260	1,753
Foreign currency (gain) loss	(1,043)	(1,034)	429
Gain on sale of notes receivable, securities, and other assets	—	(496)	—
Gain on sale of real estate	(13)	(2,905)	(1,289)
Share based compensation	1,991	752	—
Market value impairment reserve	4,723	1,363	300
Other	(757)	7	(100)
Change in:
Other assets	(354)	(875)	194
Deferred income	1,186	(189)	(135)
Deferred income taxes	(4,452)	(1,309)	(23)
Accounts payable and accrued liabilities	2,778	2,301	(2,166)
Net cash used in operating activities	(6,645)	(11,744)	(8,901)

Cash flows from investing activities:
Proceeds from sale of real estate	376	12,130	5,099
Proceeds from sale of notes receivable, securities, and other assets	—	663	—
Investment in notes receivable	—	—	(2,331)
Principal repayments on notes receivable and securities	268	18	4,736
Investment in real estate	(127)	(1,918)	(9,575)
Purchase of net assets of restaurant operations	—	(1,115)	76
Investments in property, plant, and equipment	(2,350)	(2,132)	(98)
Distributions from equity investees	—	1,600	—
Other	(70)	(62)	1,969
Net cash (used in) provided by investing activities	(1,903)	9,184	(124)

Cash flows from financing activities:
Proceeds from borrowings	3,153	9,907	6,162
Repayments on borrowings	(438)	(9,570)	(1,272)
Repayments under capital leases	(73)	(144)	(103)
Purchase of treasury stock and option to purchase treasury stock	(2)	—	(1,689)
Investment by (distributions to) minority interests, net	1,100	225	(116)
Dividend payments on common stock	—	(1,034)	(4,184)
Other, net	122	—	—
Net cash provided by (used in) financing activities	3,862	(616)	(1,202)

Effect of exchange rate change on cash	(2)	(18)	(92)
Net change in cash and cash equivalents from continuing operations	(4,688)	(3,194)	(10,319)

Net change in cash and cash equivalents from discontinued operations:
Net cash provided by operating activities	1,988	2,034	2,579
Net cash provided by (used in) investing activities	2,787	(51)	767
Net cash (used in) financing activities	(780)	(1,036)	(904)
Net change in cash and cash equivalents	(693)	(2,247)	(7,877)
Cash and cash equivalents at beginning of year	1,824	4,071	11,948
Cash and cash equivalents at end of year	$1,131	$1,824	$4,071

Supplemental disclosures of cash flow information:
Cash paid for interest	$3,295	$2,411	$1,431
Cash paid for income taxes	$12	$93	$43

Non-cash financing and investing activities:
Assets acquired through capital lease	$—	$1,851	$—
Notes payable assumed upon purchase of franchisee	$500	$351	$—
Treasury stock acquired through exercise of option	$—	$—	$593
Capital lease obligations terminated with no penalty	$—	$—	$855
Release of assets under capital lease	$—	$—	$876
Noncash business combinations:
Fair value of assets acquired through business combinations	$—	$—	$8,060
Liabilities assumed through business combinations	$—	$—	$(4,470)
Notes receivable converted to equity interests through business combinations	$—	$—	$(3,590)

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND RELATIONSHIPS

The Company was originally incorporated as Wilshire Real Estate Investment Trust Inc. in the State of Maryland on October 24, 1997. The Company is not a Real Estate Investment Trust (“REIT”) for tax purposes and has never elected to be treated as such.  Effective January 25, 2001, the Company changed its name to Fog Cutter Capital Group Inc. to better reflect the diversified nature of its business and investments.  At December 31, 2007 and 2006, certain Company officers and directors controlled, directly or indirectly, a significant voting majority of the Company.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of operations – Fog Cutter Capital Group Inc. is primarily engaged in the operations of its Fatburger Holdings, Inc. (“Fatburger”) restaurant business.  Fog Cutter acquired the controlling interest in Fatburger in August 2003 and owns 82% voting control as of December 31, 2007.  In addition to its restaurant operation, the Company also conducts manufacturing activities, software development and sales activities, and makes real estate and other real estate-related investments through various controlled subsidiaries.

Principles of consolidation – The accompanying consolidated financial statements include the accounts of Fog Cutter Capital Group Inc. and its subsidiaries, including Fatburger Holdings, Inc., DAC International Inc. (“DAC”), Centrisoft Corporation (“Centrisoft”), WREP 1998-1 LLC, Fog Cutter Servicing Inc., Fog Cap Commercial Lending Inc., Fog Cutter Capital Markets Inc., Fog Cap Retail Investors LLC, Fog Cap Development LLC, Fog Cap Acceptance Inc., BEP Islands Limited, and Padraig LLC.  Intercompany accounts have been eliminated in consolidation.

Use of estimates in the preparation of the consolidated financial statements – The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements.  Significant estimates include the determination of fair values of certain financial instruments for which there is no active market, the allocation of basis between assets sold and retained, and valuation allowances for notes receivable and real estate owned.  Estimates and assumptions also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fatburger restaurant and franchise revenue – Revenues from the operation of Fatburger company-owned restaurants are recognized when sales occur.  Franchise fee revenue from the sale of individual Fatburger franchises is recognized only when all material services or conditions relating to the sales have been substantially performed or satisfied.  The completion of training and the opening of a location by the franchisee constitute substantial performance on the part of Fatburger.  Nonrefundable deposits collected in relation to the sale of franchises are recorded as deferred franchise fees until the completion of training and the opening of the restaurant, at which time the franchise fee revenue is recognized.  In addition to franchise fee revenue, Fatburger collects a royalty ranging from 5% to 6% of gross sales from restaurants operated by franchisees.  Fatburger recognizes royalty fees as the related sales are made by the franchisees.  Costs relating to continuing franchise support are expensed as incurred.

Fatburger operates on a 52-week calendar and its fiscal year ends on the Sunday closest to December 31.  Consistent with the industry, Fatburger measures its stores’ performance based upon 7 day work weeks.  Using the 52-week cycle ensures consistent weekly reporting for operations and ensures that each week has the same days, since certain days are more profitable than others.  Accordingly, the accompanying consolidated financial statements reflect a Fatburger fiscal year end of December 30, 2007 and December 31, 2006.  The use of this fiscal year means a 53rd week is added to the fiscal year every 5 or 6 years.  Fiscal year 2006 includes a 53rd week.  In a 52-week year, all four quarters are comprised of 13 weeks.  In a 53-week year, one extra week is added to the fourth quarter.

Manufacturing revenue recognition – Revenues from manufacturing operations are recognized when substantially all of the usual risks and rewards of ownership of the inventory have been transferred to the buyer.  Generally, this occurs when the inventory is shipped to the customer.

Long-lived assets, held for sale – The Company classifies its long-lived assets to be sold as held for sale in the period when (1) management commits to a plan to sell the asset, (2) the asset is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets, (3) an active program to locate a buyer and other actions required to complete the plan to sell the asset have been initiated, (4) the sale of the asset is probable, and transfer of the asset is expected to qualify for recognition as a completed sale, within one year, (5) the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value, and (6) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.  Any long-lived assets held for sale are stated at the lower of their carrying amounts or fair value less costs to sell and are evaluated for impairment throughout the sales process.

Recognition of sale of assets – The Company has been involved in significant sales of real estate and other assets.  The recognition of sales of these assets occurs only when the Company has irrevocably surrendered control over the asset.  The Company will recognize gain on sales of assets under the full accrual method when (1) a sale is consummated, (2) the buyer’s initial and continuing investments are adequate to demonstrate a commitment to pay for the property, (3) any receivable from the buyer is not subject to future subordination, and (4) the usual risks and rewards of ownership of the property have been transferred to the buyer.  If any of these conditions are not met, the accounting policy requires that gain on sale be deferred until all of the conditions have been satisfied.

Goodwill and other intangible assets – Goodwill represents the excess of the purchase price and other acquisition related costs over the estimated fair value of the net tangible and intangible assets acquired.  In accordance with FAS No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”), goodwill is not amortized, but is subject to an annual impairment test.  Intangible assets are stated at the estimated fair value at the date of acquisition and include trademarks, operating manuals, franchise agreements, leasehold interests, and customer contracts.  Trademarks, which have indefinite lives, are not subject to amortization.  All other intangible assets are amortized over their estimated useful lives, which range from five to fifteen years.  Management assesses potential impairments to intangible assets at least annually, or when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered.  Judgments regarding the existence of impairment indicators and future cash flows related to intangible assets are based on operational performance of the acquired businesses, market conditions and other factors.

Impairment of long-lived assets – In accordance with FAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”), the Company reviews its long-lived assets for impairment whenever an event occurs that indicates an impairment may exist.  The Company tests for impairment using the estimated future cash flows of the asset.

Cash and cash equivalents – For purposes of reporting the consolidated financial condition and cash flows, cash and cash equivalents include non-restricted cash amounts held at banks, shares in money market funds and time deposits with original maturities of 90 days or less.

Notes receivable – Upon origination or purchase of a note receivable, the Company classifies the note as held for sale or held for investment.  All notes held by the Company at December 31, 2007 and 2006 are classified as held for investment based on the Company’s intent and ability to hold the notes for the foreseeable future or until their maturity or payoff.  Notes held for investment are recorded at their unpaid principal balance, net of discounts and premiums, unamortized net deferred origination costs and fees and allowance for losses.  Origination fees and certain direct origination costs are deferred and recognized as adjustments to income over the lives of the related notes.  Unearned income, discounts and premiums are amortized to income over the estimated life of the note using methods that approximate the interest method.  Interest is recognized as revenue when earned according to the terms of the notes and when, in the opinion of management, it is collectible.

Based upon management’s assessment, no allowance for losses was required with respect to notes receivable held for investment at December 31, 2007.  Specific valuation allowances may be established for notes that are deemed impaired when, based upon current information and events, it is probable that the Company will be unable to collect all amounts due, both principal and interest, according to the contractual terms of the note.  Impairment is measured based on the present value of expected future cash flows discounted at the note’s effective interest rate, based on a note’s observable market price, or the fair value of the collateral if the note is collateral dependent.

Investments in real estate – Real estate purchased directly is originally recorded at the purchase price.  Any excess of net cost basis over the fair value less estimated selling costs of real estate is charged to an allowance for impairment of real estate.  Any subsequent operating expenses or income, reductions in estimated fair values, as well as gains or losses on disposition of such properties, are recorded in current operations.  Depreciation and amortization on investments in real estate is computed using the straight-line method over the estimated useful lives of the assets as follows:

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

Investment in equity investees – The equity method of accounting is used for investments in associated companies which are not controlled by us and in which the Company’s interest is generally between 20% and 50%.  The Company’s share of earnings or losses of associated companies, in which at least 20% of the voting securities is owned, is included in the consolidated statements of operations.

Share based payments – The Company has a non-qualified stock option plan (“the Option Plan”) which provides for options to purchase shares of the Company’s common stock.  The Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“FAS 123R”) effective January 1, 2006, using the modified prospective transition method.  Under that transition method, compensation cost recognized in 2006 includes (a) compensation cost for all share based awards granted prior to, but not yet vested as of January 1, 2006, based on the attribution method and grant date fair value estimated in accordance with the original provisions of FAS 123, and (b) compensation cost for all share based awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of FAS 123R, all recognized as the requisite service periods are rendered.  Results for prior periods have not been restated.

The adoption of FAS 123R resulted in the Company’s net loss for the year ended December 31, 2007 being approximately $2.0 million higher ($0.8 million for the same period in 2006), and caused basic and diluted loss per share as reported for the same period to be $0.25 higher than if the Company had continued to account for share based compensation under Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”).

Prior to January 1, 2006, the Company applied APB 25 and related interpretations in accounting for the Option Plan.  Accordingly, no compensation expense was recognized in the Consolidated Statements of Operations prior to January 1, 2006 for grants under the Option Plan.  Had compensation expense for the Option Plan been determined based on the fair value at the grant date consistent with the methods of FAS 123, the Company’s net loss and loss per share for the year ended December 31, 2005 would have been as indicated below:

Year ended December 31, 2005
(dollars in thousands, except share data)
Net loss as reported	$(7,203)
Pro forma compensation expense from stock based compensation, net of tax	(373)
Pro forma net loss	$(7,576)
Net loss per common and common share equivalent:
Basic loss per share:
As reported	$(0.89)
Pro forma	$(0.94)
Diluted loss per share:
As reported	$(0.89)
Pro forma	$(0.94)

There were no options granted with exercise prices below the market value of the stock at the grant date.  The weighted average fair value of options granted during 2007, 2006 and 2005 was $1.73, $1.67, and $1.27, respectively.  Fair values were estimated using the Black-Scholes option-pricing model.  The following weighted average assumptions were used to determine the value of the 2007 options granted: 0% dividend yield, expected volatility of 76%, risk-free interest rate of 4.7% and expected lives of ten years.  See Note 20 – Stock Options and Rights for further information on the Option Plan.

Minority interests – The Company applies Accounting Research Bulletin No. 51, “Consolidated Financial Statements” (“ARB 51”), which requires the elimination of all intercompany profit or loss and balances between consolidated companies.  ARB 51 also requires the recognition of minority interest in consolidated subsidiaries.  Consistent with ARB 51, where losses applicable to a minority interest exceed the minority interest in the capital of the subsidiary, such excess and any further losses are charged against the company.  Should the subsidiary become profitable, the Company will be credited to the extent of such losses previously absorbed.

Income taxes – The Company files its income tax returns with the relevant tax authorities in the United States on a consolidated basis.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  A valuation allowance is provided when it is not probable that some portion or all of the deferred tax assets will be realized.  In January 2007, the Company adopted FASB Interpretation No. 48 (“FIN 48”) which clarifies the manner in which enterprises account for uncertainty in income taxes recognized in an enterprises financial statements.  The adoption of FIN 48 did not have a material effect on the Company’s consolidated financial position and results of operations.

Earnings per share – Basic EPS excludes dilution and is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.  During the year ended December 31, 2007, 2006, and 2005, the Company experienced net losses which result in common stock equivalents having an anti dilutive effect on earnings per share.

Reclassifications – The Company’s operations and activities are becoming more focused on restaurant and other more typical commercial businesses, and less focused on finance and real estate.  As a result, certain reclassifications of the balances and modifications to the presentation of the financial statements for 2006 and 2005 have been made to conform to the 2007 presentation, including the reclassification of certain investments in real estate as held for sale.  None of these changes in presentation affected previously reported results of operations.

NOTE 3 – RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2007, the FASB issued FASB Statement of Financial Accounting Standards No. 160 (“SFAS 160”) clarifying the manner in which entities present non-controlling interests in consolidated financial statements.  SFAS 160 is effective for fiscal years beginning after December 15, 2008, and early adoption is prohibited.  The Company has not yet determined the effect, if any, of this new standard on its consolidated financial position and results of operations.

In December 2007, the FASB issued FASB Statement of Financial Accounting Standards No. 141R (“SFAS 141R”) clarifying the manner in which entities record business combinations in consolidated financial statements.  SFAS 141R is effective for fiscal years beginning after December 15, 2008, and early adoption is prohibited.  The Company has not yet determined the effect, if any, of this new standard on its consolidated financial position and results of operations.

NOTE 4 – NOTES RECEIVABLE

Notes receivable are comprised of the following categories at December 31, 2007, and 2006:

	December 31,
	2007	2006
	(dollars in thousands)
Commercial real estate notes	$370	$389
Other notes	242	446
	$612	$835

As of December 31, 2007 and 2006, all notes receivable carried fixed rates of interest.  One note with a carrying value of $0.2 million was pledged to secure borrowings.  All notes were classified as held in portfolio.  As of December 31, 2007, the Company did not believe that an impairment reserve was required on notes receivable.

NOTE 5 – INVESTMENTS IN REAL ESTATE

At December 31, 2007 and 2006, investments in real estate were comprised of the following:

	December 31,
	2007	2006
	(dollars in thousands)
Commercial Real Estate:
Properties under capital leases	$13,338	$13,200
Land, building and improvements	8,463	11,096
Less: Accumulated depreciation	(2,143)	(1,732)
	$19,658	$22,564

In the fourth quarter of 2007, the leased real estate portfolio met the Company’s requirements to be classified as held for sale and was classified as held for sale at December 31, 2007 and 2006.  The portfolio was sold in February 2008, subsequent to year end.

NOTE 6 – INVESTMENT IN BOURNE END

The Company owned a 26% interest in Bourne End Properties Plc. (“Bourne End”) and accounted for the investment using the equity method.  In 2006, Bourne End completed the sale of its last remaining shopping center in Speke, England.  Bourne End recognized a gain under U.S. financial reporting standards of approximately $1.1 million, of which, the Company’s share was approximately $0.3 million.  The Company was also allocated additional income from Bourne End in the approximate amount of $0.5 million as a result of exceeding certain profitability measures under a revenue sharing agreement with the other investors.  The Company recognized $0.7 million in income from equity investees during the year ended December 31, 2006.  In 2006, Bourne End distributed the majority of its net assets to its investors, and the Company received $1.6 million for its share.  Summary financial information for Bourne End is as follows:

	Bourne End
	At, or for the Year Ended December 31,
	2007	2006	2005
	(dollars in thousands)
Cash	$—	$—	$3,785
Real Estate, net	—	—	2,985
Other assets	—	—	1,398
Other liabilities	—	—	5,143
Rental income	—	142	426
Gain on sale of real estate	—	1,056	—
Interest expense	—	—	18
Net income (loss)	—	654	(5,209)

NOTE 7 –PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is depreciated straight-line over the shorter of its useful life or lease term, and consists of:

	At December 31,
	2007	2006
	(dollars in thousands)
Land and buildings	$1,942	$1,942
Leasehold improvements	5,035	4,432
Furniture, fixtures and equipment	8,996	8,289
Construction-in-progress	201	2
	16,174	14,665
Less accumulated depreciation and amortization	(5,971)	(4,089)
	$10,203	$10,576

In December 2007, the Company recorded an impairment reserve of $0.2 million related to the leasehold improvements on one company-owned restaurant location.

NOTE 8 – GOODWILL AND OTHER INTANGIBLE ASSETS

Primarily as a result of the acquisitions of Fatburger, Centrisoft, and DAC, the Company has goodwill in the amount of $9.5 million and investments in intangible assets of $5.0 million.  Since the acquisitions of Fatburger and Centrisoft by the Company, both segments have experienced operating losses and have conducted their operations with limited liquidity.  The Company believes that these conditions are temporary in nature, however, should these conditions not be corrected, the Company may be required to recognize impairment losses on its recorded goodwill.  In December 2007, the Company recognized an impairment of goodwill from Centrisoft in the amount of $1.0 million.  As of December 31, 2007, the Company was not aware of any events or changes in circumstances that would require the additional impairment of the recorded goodwill.

Net intangible assets included franchise agreements, leasehold interests, and sales contracts.  Summarized information for acquired intangible assets is as follows (dollars in thousands):

	December 31,
	2007	2006
	(dollars in thousands)
Franchise agreements	$1,162	$1,162
Other intangible assets	1,018	1,018
Total amortized intangible assets	2,180	2,180
Less: accumulated amortization	(1,165)	(889)
Net amortized intangible assets	1,015	1,291

Trademarks	3,971	3,971

Total intangible assets	$4,986	$5,262

Trademarks, which have indefinite lives, are not subject to amortization.  All other intangible assets are amortized using the straight-line method over the estimated useful lives of the assets of five to fifteen years.  Amortization expense was $0.3 million for each of the years ended December 31, 2007, 2006, and 2005.  Estimated amortization expense for the five succeeding years is as follows (dollars in thousands):

2008	$374
2009	374
2010	267
2011	—
2012	—

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

NOTE 9 – INVENTORIES

Inventories consist of the following:

	December 31,
	2007	2006
	(dollars in thousands)

Raw materials	$1,565	$1,703
Work in progress	772	138
Finished goods	168	601
Total inventories	$2,505	$2,442

NOTE 10 – OTHER ASSETS

Other current assets consist of the following:

	December 31,
	2007	2006
	(dollars in thousands)
Prepaid expenses	534	420
Other	2	96
Total	$536	$516

Other assets consist of the following:

	December 31,
	2007	2006
	(dollars in thousands)
Software costs	$879	$1,217
Security deposits	646	486
Capitalized finance fees	269	306
Other	93	107
Total	$1,887	$2,116

Software costs represent the allocation of the purchase price based upon the market value of the Centrisoft software at the time of acquisition in July 2005.  This asset is being amortized over 5 years.

NOTE 11 – BORROWINGS AND NOTES PAYABLE

Borrowings at December 31, 2007 and 2006 consist of various notes payable, a line of credit, and mortgage debt.  Proceeds from the various credit facilities are used primarily for the acquisition of real estate and restaurant facilities.

Following is information about borrowings:

	2007	2006
	(dollars in thousands)
Average amount outstanding during the year	$17,726	$14,203
Maximum month-end balance outstanding during the year	$19,269	$16,399
Weighted average rate:
During the year	14.6%	12.9%
At end of year	14.5%	11.9%

At December 31, 2007 and 2006, borrowings and notes payable consist of the following:

	December 31,
	2007	2006
	(dollars in thousands)
Borrowings by Fog Cutter Capital Group, Inc.:

Note payable to a lender in the amount of $3,927,310, secured by the Company’s interest in an LLC owned by the Company which holds the Company’s real estate lease portfolio. The note bears interest at a fixed rate of 18.0%, plus a monthly loan fee of 0.8333% which is added to the principal. Interest is due monthly in arrears. The note is due in 2008. This note was repaid subsequent to year end.	3,982	2,100

Note payable to a lender in the amount of $3,391,490, secured primarily by the Company’s stock in DAC and the Company’s investment in one property in Barcelona, Spain. The note bears interest at a fixed rate of 24.0%. Interest is due monthly in arrears. The note is due in 2008.	3,391	2,128

Note payable to a lender in the amount of $2,500,000, secured by the Company’s interest in certain real estate in Barcelona, Spain. The note bears interest at the Wall Street Journal prime rate plus 8.875%. Interest is due monthly in arrears. The note is due in 2008.	2,500	2,500

Borrowings by Variable Interest Entities:

Note payable to a financial institution in the amount of approximately $1,005,000, secured by real estate in Barcelona, Spain. The note bears interest at the EURIBOR plus 2.0%. Interest is due monthly in arrears. The note is due in 2021. This loan was 60 days past due at December 31, 2007, but was subsequently brought current.	1,005	934

Borrowings by DAC International, Inc.:

Line of credit payable to a financial institution in the amount of $500,000, secured by the general business assets of DAC International. The line of credit bears interest at the Wall Street Journal prime rate plus 1.0%. Interest is due monthly in arrears. This line of credit is due in 2008 and was paid in full subsequent to year end.	500	500

Borrowings by Centrisoft Corporation:

Notes payable to various lenders in the amount of $658,000. The notes have matured and are subordinate to debt owed by Centrisoft to the Company. The notes bear interest at fixed rates ranging between 5.5% and 12.0%, which is accrued monthly.	658	658

Notes payable by Fatburger:

Mortgage loan with a commercial bank in the amount of $553,000, secured by land and building at one restaurant location in Nevada. The note bears interest at a fixed rate of 6.50% for the first five years of the loan, during which time principal and interest is due in equal monthly installments of $3,492. The loan matures in June 2015.	536	543

Mortgage loan with a commercial bank in the amount of $900,000, secured by land and building at one restaurant location in Nevada. The note bears interest at a fixed rate of 6.50% for the first five years of the loan, during which time principal and interest is due in equal monthly installments of $5,689. The loan matures in June 2035.	874	885

Note payable with a financial institution in the amount of $4,785,000 secured by fixtures and equipment of 22 restaurant locations in California and Nevada. The note bears interest at the 3-month London Interbank Offered Rate plus 3.95%, adjusted monthly. Principal and interest is due in monthly payments through October 2014. As of December 31, 2007, monthly payment approximated $61,000. At December 31, 2007 and 2006, Fatburger was in violation of two covenants related to this loan.	3,723	4,097

Note payable to a financial institution in the amount of $290,000, secured by fixtures and equipment at one restaurant located in California. The note bears interest at a fixed rate of 6.93%. Principal and interest are due in equal monthly installments of $4,367 through August 2010. At December 31, 2007 and 2006, Fatburger was in violation of two covenants related to this loan.	125	167

Mortgage loan with a financial institution in the amount of $351,000, secured by fixtures and equipment at one restaurant location in California. The note bears interest at a fixed rate of 8.31%. Principal and interest is due in equal monthly installments of $5,769 through January 2013, at which time all remaining principal is due. At December 31, 2007 and 2006, Fatburger was in violation of two covenants related to this loan.	313	351

Mortgage loan with a financial institution in the amount of $382,500, secured by fixtures and equipment at one restaurant location in Pennsylvania. The note bears interest at a fixed rate of 6.90%. Principal and interest is due in equal monthly installments of $5,754 through May 2011.	218	—

Note payable to a former franchisee in the amount of $206,000, secured by fixtures and equipment at one restaurant location in Pennsylvania. The note was due in December 2007 and bears interest at a fixed rate of 8.0%.	206	—

Mortgage loan with a financial institution in the amount of $95,000, secured by equipment at various restaurant locations in California and Nevada. The note bears interest at a fixed rate of 9.30%. Principal and interest is due in equal monthly installments of $3,110 through May 2010.	81	—

Mandatory redeemable preferred stock (the “Series B Preferred”) issued by Fatburger to a third party on August 15, 2003. The Series B Preferred is redeemable by Fatburger for $1.5 million at any time, but must be redeemed by August 15, 2009. Under certain circumstances, the Series B Preferred shareholders may convert their shares into the common stock of Fatburger in an amount equal to the redemption price based upon the fair value of the common stock at the time of conversion. The Series B Preferred is entitled to dividends from Fatburger equal to 2.5% per annum of the redemption price. The Series B Preferred does not have voting rights. Based upon the Company’s carrying value, the effective interest rate is 18.2%.

	1,157	990
	$19,269	$15,853

At December 31, 2007, the contractual maturities of borrowings and notes payable are approximately as follows (dollars in thousands):

Year Ending December 31:
2008	$12,914
2009	1,837
2010	687
2011	647
2012	664
Thereafter	2,520
$19,269

At December 31, 2007 and 2006, Fatburger was not in compliance with all obligations under the agreements evidencing its indebtedness, as defined in the applicable agreements, due to its failure to meet the prescribed fixed charge coverage ratio and the prescribed debt-coverage ratio in three notes payable.  The lender subsequently issued a waiver of the covenant violations for both December 31, 2007 and 2006.  As such, on our Consolidated Statements of Financial Condition, $4.1 million of long-term debt that was classified as current at December 31, 2006 has been re-classified as long-term.

Borrowings related to the Barcelona properties, held through the VIE, are classified as maturing in 2008 due to management’s intention to sell these properties.

NOTE 12 – LEASES

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

Since the acquisition, there have been 14 leases sold, terminated or allowed to expire.  In addition, the Company purchased the entire ownership interests in 23 of the properties which had been part of the lease portfolio.  As a result, as of December 31, 2007, the Company continues to lease 72 of the original 109 properties.  Of the remaining 72 leases, 32 were on terms and conditions that required capitalization of the obligation.  As of December 31, 2007, the Company had an $11.2 million net investment in real estate as a result of the transaction, and a capital lease obligation of $10.0 million.  The remaining 40 leases are classified as operating leases.

The leased properties are sublet to a broad tenant mix including convenience stores, shoe stores, video rental outlets, auto parts dealers, carpet retailers and other small businesses.  The aggregate future minimum rent to be received by the Company under non-cancelable subleases as of December 31, 2007, was $7.5 million for the properties subject to capital leases and $7.8 million for the properties subject to operating leases.

In the fourth quarter of 2007, the leased real estate portfolio met the Company’s requirements to be classified as held for sale and was classified as held for sale at December 31, 2007 and 2006.  The portfolio was sold in February 2008, subsequent to year end.

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

Assets held under capital leases are summarized as follows:

	December 31,
	2007	2006
	(dollars in thousands)

Real estate properties	$13,338	$13,200
Property, plant and equipment	2,519	2,013
Less accumulated depreciation and amortization	(2,972)	(1,744)
Net capital lease assets	$12,885	$13,469

Future minimum lease payments required under capital leases that have initial or remaining non-cancelable lease terms in excess of one year at December 31, 2007, are as follows (dollars in thousands):

Minimum Lease Payments (1)
2008	$1,556
2009	3,522
2010	1,415
2011	1,415
2012	1,415
Thereafter	20,213
Total	$29,536

(1) Assumes that the lease will not be terminated under the termination/purchase clause described above.  Includes $22.0 million in payments expected to be made under bargain lease renewals.  The amount of imputed interest to reduce the minimum lease payments to present value is $17.3 million using an effective interest rate of approximately 9.4%.

Rental expense for all operating leases for the fiscal year ended December 31, 2007, 2006 and 2005 was $5.0 million, $4.4 million, $3.4 million, respectively.  Future minimum lease payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year at December 31, 2007, are as follows (dollars in thousands):

Minimum Lease Payments
2008	$5,214
2009	4,420
2010	3,946
2011	3,404
2012	2,843
Thereafter	9,772
Total	$29,599

NOTE 13 – DIVIDENDS

No dividends were declared or paid in the year ended December 31, 2007.  During the year ended December 31, 2006, the Company declared and paid one cash dividend totaling $0.13 per share (approximately $1.0 million).

NOTE 14 – INCOME TAXES

As of December 31, 2007, the Company had, for U.S. Federal tax purposes, a net operating loss (“NOL”) carry forward of approximately $93.5 million, including $8.6 million relating to Fatburger and $6.9 million relating to Centrisoft.  The Company’s NOL begins to expire in 2018.  Fatburger’s NOL began to expire in 2004 and Centrisoft’s will begin to expire in 2020.

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

During the year ended December 31, 2007, the Company determined that it was more likely than not that certain NOL carryovers would be available to offset prior taxable income.  As a result, the Company recognized an income tax benefit of $4.4 million and reduced the deferred tax liability by the same amount.  During the year ended December 31, 2006, the Company recognized an income tax benefit of $1.2 million due to similar circumstances.

The provision (benefit) for income taxes includes the following:

	Year Ended December 31,
	2007	2006	2005
	(dollars in thousands)
Current provision:
Federal	$—	$—	$—
State	—	—	—
Total current provision	—	—	—

Deferred provision:
Federal	(4,390)	(1,249)	—
State	—	—	—
Total deferred provision	(4,390)	(1,249)	—
Total provision (benefit) for income taxes	$(4,390)	$(1,249)	$—

A reconciliation of the U.S. federal statutory rate to the effective tax rate on the income or loss from continuing operations, stated as a percentage of pretax income or loss, is as follows:

	Year Ended December 31,
	2007	2006	2005
U.S. federal statutory rate	(35.0)%	(35.0)%	(35.0)%
State taxes, net of federal benefit	(5.5)	0.6	(6.5)
Expiration of subsidiary’s NOL carryforward	—	29.1	13.3
Non-deductible compensation expense	5.3	8.5	—
Other	0.2	0.3	3.2
Valuation allowance	4.9	(13.9)	25.0
Effective tax rate	(30.1)%	(10.4)%	—%

The tax effects of temporary differences and carry forwards resulting in deferred income taxes are as follows:

	December 31,
	2007	2006
	(dollars in thousands)
Deferred Tax Assets:
Loss carry forwards	$38,814	$33,001
Deferred income	2,153	1,684
Impairment of assets	2,558	560
Other	765	1,365
Subtotal	44,290	36,610
Valuation allowance	(44,290)	(36,610)
Net deferred tax asset	$—	$—

Given the lack of sufficient earnings history, management does not believe it is appropriate to recognize a deferred tax asset at this time.

NOTE 15 – COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET RISK

Warlick Complaints

On October 16, 2006, Fatburger Holdings, Inc., Fatburger Corporation and Fatburger North America, Inc. filed suit against Keith A. Warlick (“Warlick”) the former Chief Executive Officer of Fatburger Holdings, Inc. and Fatburger Corporation. Warlick’s employment with Fatburger was terminated on September 21, 2006 by resolution of the board of directors of Fatburger Holdings, Inc. The Fatburger companies initiated the lawsuit to recover damages from Warlick arising from wrongful acts and conduct during and after his employment, and are asserting claims for:  breach of contract, breach of duty of loyalty, breach of fiduciary duty, conversion – embezzlement; fraud/commencement; intentional interference with contractual relations, and equitable indemnity.  Warlick filed an answer to the lawsuit denying the allegations and included a Cross-complaint against Fatburger Holdings, Inc., Fatburger Corporation, Fatburger North America, Inc., Fog Cutter Capital Group, Inc., and Andrew Wiederhorn (“Cross-Defendants”), for breach of contract, employment discrimination based on race and retaliation, wrongful termination and defamation – slander without any specification of damages.  On a motion filed by the Cross-Defendants, the Court dismissed Warlick’s cross-claim for employment discrimination based on race and retaliation.  In further response Warlick initiated a second lawsuit against the Company, various Fatburger companies, and members of the Fatburger board of directors, which is set out below. The defendants to the Cross-complaint filed by Warlick dispute the allegations of the cross-complaint and intend to vigorously defend against the cross-complaint.

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

Shareholder Derivative Complaint

On July 6, 2004, Jeff Allen McCoon, derivatively on behalf of the Company, filed a lawsuit in the Circuit Court for the State of Oregon (Multnomah County case number 0407-06900) which named the Company and all of its directors as defendants.  In January 2006, the Circuit Court dismissed the entire derivative lawsuit, ruling that Mr. McCoon was unfit to represent the Company’s shareholders.  Mr. McCoon filed an appeal to this ruling.  In December 2006, the Company reached a settlement with the plaintiff in which the Company agrees to pay $125,000 in legal fees and is released from further liability under this complaint.  The settlement agreement was accepted by the court on January 2, 2007, and Fog Cutter paid the settlement on January 24, 2007.

Other litigation

The Company is involved in various other legal proceedings occurring in the ordinary course of business which management believes will not have a material adverse effect on the consolidated financial condition or operations of the Company.

Liquidity

Borrowings related to the Barcelona properties of $1.0 million, held through the VIE, are reflected as maturing in 2007 due to management’s intention to sell these properties and repay the related debt at the time of sale.  The sale of real estate and other investments is considered to be a normal, recurring part of operations and management expects these transactions to generate adequate cash flow to meet the Company’s liquidity needs for the 2008 fiscal year.

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

Fatburger Debt Covenant

At December 31, 2007 and 2006, Fatburger was not in compliance with all obligations under the agreements evidencing its indebtedness, as defined in the applicable agreements, due to its failure to meet the prescribed fixed charge coverage ratio and the prescribed debt-coverage ratio in three notes payable.  The lender subsequently issued a waiver of the covenant violations for both December 31, 2007 and 2006.  As such, on our Consolidated Statements of Financial Condition, $4.1 million of long-term debt that was classified as current at December 31, 2006 has been re-classified as long-term.

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

2008	$420
2009	70

The Board of Directors is aware of the relationship and approved the fees for the use of the aircraft and the assignment of the fractional lease.

Other

In order to facilitate the development of franchise locations, as of December 31, 2007, Fatburger had guaranteed the annual minimum lease payments of three restaurant sites owned and operated by franchisees.  The guarantees approximate $0.8 million plus certain contingent rental payments as defined in the respective leases.  These leases expire at various times through 2015.

The lease guarantees by Fatburger do not provide us with a material source of liquidity, capital resources or other benefits.  There are no revenues, expenses or cash flows connected with the lease guarantees other than the receipt of normal franchise royalties.  As of December 31, 2007, management was not aware of any event or demand that was likely to trigger the guarantee by Fatburger.

The Company has various operating leases for office and retail space which expire through 2015.  The leases provide for varying minimum annual rental payments including rent increases and free rent periods.  Future minimum rental payments under non-cancelable operating leases with initial or remaining terms of one year or more total approximately $29.6 million as of December 31, 2007.

Management may utilize a wide variety of financial techniques to assist in the management of currency risk, including currency swaps, options, and forwards, or combinations thereof.  No such currency hedging techniques were in use as of December 31, 2007.

There were no other off balance sheet arrangements in place as of December 31, 2007.

NOTE 16 – ARRANGEMENTS WITH SENIOR OFFICERS

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

The Company incurred salary and bonus expenses of $3.4 million, $4.2 million, and $1.1 million, respectively, for the years ended December 31, 2007, 2006 and 2005, relating to the Executives under current or prior employment agreements.

Prior to the passage of the Sarbanes-Oxley Act of 2002, Mr. Wiederhorn’s employment agreement allowed him to borrow a specified maximum amount from the Company to purchase shares of common stock.  Under this program, on February 21, 2002, the Company loaned Mr. Wiederhorn $175,000 to finance the purchase of common stock.  This loan was full recourse to Mr. Wiederhorn and was secured by all of Mr. Wiederhorn’s rights under his employment agreement.  At Mr. Wiederhorn’s direction (in accordance with the terms of his employment agreement), on February 21, 2002, the Company also loaned a limited partnership controlled by Mr. Wiederhorn’s spouse (the “LP”) $687,000 to finance the purchase of common stock.  The loan was secured by the membership interests of two limited liability companies owned by the LP.  The limited liability companies each own a parcel of real property in Oregon and have no liabilities.  At the time of the loan, the real property had an appraised value of $725,000.  The loan is also guaranteed by Mr. Wiederhorn.  The common stock purchased with the proceeds of these loans did not serve as security for the loans.  The loans bore interest at the prime rate, as published in the Wall Street Journal, which interest was added to the principal annually.

The total amount of loans receivable from Mr. Wiederhorn, including compounded interest, was $1.1 million at December 31, 2007 and 2006.  The loans matured on February 21, 2007.  The Company did not extend the maturity date of the loans or amend any other terms.  The loans were repaid in full, including interest, subsequent to year end on February 21, 2008.

NOTE 17 – STOCK OPTIONS AND RIGHTS

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

The Company adopted FAS 123R effective January 1, 2006.  The Company expensed $2.0 million in share based compensation for the year ended December 31, 2007, and $0.8 million for the year ended December 31, 2006.  Prior to January 1, 2006, the Company applied APB 25 and related interpretations in accounting for the Option Plan.  Accordingly, no compensation expense was recognized in the Consolidated Statements of Operations prior to January 1, 2006 for grants under the Option Plan.  Results for prior periods have not been restated.

There were no options granted with exercise prices below the market value of the stock at the grant date.  All outstanding options at December 31, 2007 had no intrinsic value because the Company’s stock price was lower than all option exercise prices.  A summary of the Company’s stock options as of and for the year ended December 31, 2007, 2006 and 2005 is presented below:

	2007		2006		2005
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	2,762,000	$1.45	1,303,000	$4.43	1,528,527	$4.54
Granted	638,000	$2.40	4,053,000	$1.80	19,500	$3.99
Exercised	—	$—	—	$—	—	$—
Cancelled/forfeited	(153,667)	$2.80	(2,594,000)	$3.49	(245,027)	$5.04
Outstanding at end of year	3,246,333	$1.57	2,762,000	$1.45	1,303,000	$4.43

Exercisable at end of year	914,500	$1.49

Range of Exercise Prices	Shares	Weighted Average Remaining Life	Weighted Average Exercise Price
$1.00 – 2.00	2,622,000	9.0	$1.32
$2.01 – 4.00	580,000	9.4	$2.46
$4.01 – 8.00	44,333	6.5	$4.55
Total	3,246,333	9.0	$1.57

On October 18, 2002, the Company declared a distribution of one right (a “Right”) to purchase one one-tenth of a share of its common stock for each outstanding share of common stock, payable to the stockholders of record on October 28, 2002.

NOTE 18 – ACQUISITION OF TREASURY STOCK

In December 2007, the Company acquired 2,500 shares of its common stock from the Fog Cutter Long-Term Vesting Trust (the “Trust”).  The Trust was established in 2000 for the benefit of our employees and directors to raise their ownership in the Company.  In March 2007, the

Trust distributed all allocated shares to the beneficiaries.  In December 2007, the Trust transferred its remaining 2,500 shares to the Company, and in exchange, the Company will pay the remaining wrap-up costs of the Trust.  As a result of this transaction, the Company recorded treasury stock of $2,500.

NOTE 19 – VARIABLE INTEREST ENTITIES

As of December 31, 2007, the Company has loaned $10.3 million to two related Spanish entities formed to purchase, reposition and sell apartment buildings in Barcelona, Spain.  Under the terms of the loans, the investment meets the definition of a Variable Interest Entity (“VIE”) under FASB Interpretation No. 46 (“FIN 46”) and the Company is the primary beneficiary of the VIE.  As a result, the assets, liabilities, and results of operations of the VIE have been consolidated into the accompanying consolidated financial statements.  Neither the creditors nor the other beneficial interest holders have recourse to the Company with regard to these investments and, as a result, the maximum limit of the Company’s exposure to loss on this investment was $10.3 million as of December 31, 2007.

The VIE currently owns two apartment buildings, consisting of 33 residential units with a book value of approximately $8.5 million, including capital improvements and carrying costs.  During the year ended December 31, 2007, the Company loaned $0.2 million to the VIE, while the VIE spent approximately $0.1 million for improvements and carrying costs on its two apartment buildings.  The two properties, met the criteria to be classified as “held for sale”, and were classified as such on the Statement of Financial Condition at December 31, 2007.  In December 2006, the VIE entered into an agreement to sell one of the two buildings for approximately $8.6 million.  In June 2007, the buyer failed to perform under terms of the contract, the Company recognized $0.7 million in revenue from a forfeited deposit, and the building was re-listed for sale.  Based upon management’s estimate of the current fair value, the Company has recorded market value impairments totaling $3.6 million on this building in the year ended December 31, 2007.  Assets and liabilities of the VIE included in the accompanying consolidated statements of financial condition are summarized as follows:

Investment in real estate, net	$8,463,000
Other assets	2,000
Borrowings and notes payable	1,005,000
Accrued expense and other liabilities	18,000
Minority interest	401,000

NOTE 20 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the ending balance in accumulated other comprehensive income (loss) for each component:

	December 31,
	2007	2006	2005
	(dollars in thousands)
Unrealized foreign currency translation gains	$—	$—	$160
Total other comprehensive income	$—	$—	$160

The following table presents the changes in accumulated other comprehensive income (loss):

	For the year ended December 31,
	2007	2006	2005
	(dollars in thousands)

Realized gains on mortgaged-backed securities recognized in net loss	$—	$—	$(3)
Net increases (decreases) from foreign currency translations	—	874	(594)
Realized (gains) losses in foreign currency included in net loss	—	(1,034)	428
	$—	$(160)	$(169)

NOTE 21 - ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

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

	December 31, 2007		December 31, 2006
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(dollars in thousands)
Assets:
Cash and cash equivalents	$1,131	$1,131	$1,824	$1,824
Notes receivable	612	612	835	835
Liabilities:
Borrowings and notes payable	19,269	19,269	15,853	15,853
Obligations under capital leases	12,064	12,064	12,491	12,491

The methods and assumptions used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value are explained below:

Cash and cash equivalents – The carrying amounts approximate fair values due to the short-term nature of these instruments.

Notes Receivable – The fair value of notes receivable is based upon the present value of the expected cash flows from the notes.

Borrowing and notes payable – The fair value of notes payable by Fatburger and Centrisoft is based on a comparison of the terms of those loans with market terms for similar loans at those dates.  The carrying value of the Company’s other borrowings approximate fair values due to the short-term nature of these instruments.

Obligations under capital leases – The fair value of obligations under capital leases is estimated based on current market rates for similar obligations with similar characteristics.

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2007 and 2006.  Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and therefore, current estimates of fair value may differ significantly from the amounts presented herein.

NOTE 22 – OPERATING SEGMENTS

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

Restaurant Operations

As of December 31, 2007, the Company owned approximately 82% of the voting control of Fatburger, which operates or franchises 92 hamburger restaurants located primarily in California and Nevada, as well as 12 other states, Canada, and China.  Franchisees currently own and operate 53 of the Fatburger locations.  Five new franchise restaurants were opened and one franchise restaurant was closed during 2007.  In the third quarter of 2007, Fatburger acquired the net assets of two franchise locations and converted them to company-owned locations.

	Year ended December 31,
	2007	2006	2005
	(dollars in thousands)

Company-owned restaurant sales	$29,525	$28,394	$23,904
Royalty revenue	2,072	2,235	1,816
Franchise fee revenue	156	544	563
Total revenue	31,753	31,173	26,283

Cost of sales	(17,153)	(15,851)	(13,939)
Depreciation and amortization	(2,068)	(1,694)	(1,386)
Other general & administrative costs	(15,135)	(15,110)	(11,593)
Interest expense	(765)	(832)	(816)
Market value impairment reserves	(159)	(291)	—
Management allocation	(2,144)	(2,233)	—
Minority interest in losses	878	109	—
Segment loss	$(4,793)	$(4,729)	$(1,451)

Capital expenditures	$1,885	$3,378	$154
Segment assets	22,203	22,683	19,431
Minority interests	300	78	—

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

	Year ended December 31,
	2007	2006	2005
	(dollars in thousands)

Manufacturing sales	$11,581	$9,811	$920
Cost of sales	(6,880)	(5,719)	(532)
Engineering and development	(981)	(862)	(150)
Depreciation and amortization	(88)	(64)	(4)
Other general & administrative costs	(2,605)	(1,859)	(253)
Interest expense	(37)	(2)	—
Other non-operating income	23	70	31
Segment income	$1,013	$1,375	$12

Capital expenditures	$85	$206	$—
Segment assets	5,625	4,904	3,388

Real Estate and Financing Operations

The Company owns various interests in real estate and notes receivable.  At December 31, 2007, real estate is comprised of leasehold interests in 72 freestanding retail buildings located throughout the United States and two apartment buildings located in Barcelona, Spain.  At December 31, 2007, notes receivable have a carrying value of $0.6 million and are primarily secured by real estate.

	Year ended December 31,
	2007	2006	2005
	(dollars in thousands)

Rental income	$—	$250	$604
Operating expenses	(9)	(173)	(126)
Depreciation and amortization	(5)	(56)	(166)
Other general & administrative costs	(68)	(501)	(327)
Interest income	239	283	1,285
Interest expense	(1,981)	(850)	(126)
Other non-operating income	2,058	4,879	1,688
Market value impairment reserves	(3,564)	(1,027)	—
Equity in income (loss) of equity investees	—	748	(885)
Segment income (loss)	$(3,330)	$3,553	$1,947

Capital expenditures	$127	$1,925	$9,519
Segment assets	12,366	15,630	23,683
Investment in equity investees	—	—	803
Minority interests	401	363	231

Other non-operating income for the year ended December 31, 2007 includes foreign currency gains ($1.0 million) and commission and other non-operating revenue ($1.0 million).  Other non-operating income for the year ended December 31, 2006 includes gain on sale of real estate ($2.9 million), gain on sale of notes receivable ($0.5 million), foreign currency gains ($1.0 million), and commission and other non-operating revenue ($0.4 million).

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

	Year ended December 31,
	2007	2006	2005
	(dollars in thousands)

Software sales	$249	$47	$8
Engineering and development	(444)	(693)	(284)
Depreciation and amortization	(445)	(377)	(148)
Other general & administrative costs	(593)	(1,500)	(875)
Interest expense	(1,141)	(842)	(114)
Other non-operating expense	(1,000)	(46)	—
Segment loss	$(3,374)	$(3,411)	$(1,413)

Capital expenditures	$—	$7	$—
Segment assets	2,171	3,644	4,002

Reconciliation to net loss

	Year ended December 31,
	2007	2006	2005
	(dollars in thousands)

Segment loss from operations	$(10,484)	$(3,212)	$(905)
Corporate expenses	(10,675)	(11,837)	(8,014)
Elimination of intercompany charges	3,264	2,929	170
Income tax benefit	4,390	1,249	—
Income from discontinued operations	3,288	744	1,546
Net loss	$(10,217)	$(10,127)	$(7,203)

Corporate expenses for the year ended December 31, 2006 includes $0.4 million paid to Peninsula Capital, an entity owned by the Company’s chief executive officer, as reimbursement of costs for the Company’s business use of certain private aircraft and $0.3 million paid under the terms of a fractional lease assumed by the Company from Peninsula Capital.  The Board of Directors is aware of the relationship and approved the fees for the use of the aircraft and the assignment of the fractional lease.

NOTE 23 – DISCONTINUED OPERATIONS

In the fourth quarter of 2007, the leased real estate portfolio met the Company’s requirements to be classified as held for sale and was classified as held for sale at December 31, 2007 and 2006.  The portfolio was sold in February 2008, subsequent to year end.  Prior to reclassification, the leased real estate portfolio was part of the Real Estate and Financing Operations segment.

	Year Ended December 31
	2007	2006	2005
	(dollars in thousands)
Operating revenue	$3,782	$3,659	$3,694
Operating expenses	(1,356)	(1,313)	(1,345)
Depreciation and amortization	(445)	(423)	(433)
Operating margin	1,981	1,923	1,916

General and administrative expenses	(366)	(211)	(270)
Interest expense	(939)	(1,003)	(1,058)
Market value impairment	—	—	(300)
Gain on sale of real estate	—	—	933
Other non-operating income	31	6	6
Provision for income taxes	17	(74)	—
Income from discontinued real estate operations	$724	$641	$1,227

Capital expenditures	$138	$64	$41
Segment assets	11,404	11,701	12,402

Prior to February 2007, the Company held a 51% ownership interest in George Elkins, a California commercial mortgage banking operation.  In December 2006, the Company reached an agreement to sell George Elkins to a third party and the sale closed in February 2007.  The Company received $2.9 million for its portion of the proceeds and recorded a gain on sale of $2.5 million.  As such, all assets of George Elkins were classified as held for sale at December 31, 2006 and results from operations of George Elkins for the years ended December 31, 2007, 2006 and 2005 have been classified as discontinued operations.  Prior to disposal, George Elkins was a reportable segment of the Company’s operations.

	Year ended December 31,
	2007	2006	2005
	(dollars in thousands)

Loan brokerage fees	$1,673	$5,955	$7,445
Loan servicing fees	135	952	982
Total revenue	1,808	6,907	8,427

Depreciation and amortization	(4)	(34)	(85)
Other general & administrative costs	(1,711)	(6,701)	(7,575)
Interest income	1	7	6
Other non-operating income	15	378	162
Gain on sale of assets	2,492	—	—
Minority interest in earnings	(37)	(454)	(616)
Segment income	$2,564	$103	$319

Capital expenditures	$—	$6	$95
Segment assets	—	1,238	2,075
Minority interests	—	130	301

NOTE 24 – QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

	Quarter Ended December 31,		Quarter Ended September 30,		Quarter Ended June 30,		Quarter Ended March 31,
	2007	2006	2007	2006	2007	2006	2007	2006
	(dollars in thousands, except share data)
Total revenue	$12,061	$10,857	$10,812	$10,435	$10,252	$9,620	$10,458	$10,369
Total operating costs	(7,839)	(6,639)	(6,514)	(6,148)	(6,301)	(5,813)	(6,648)	(6,191)
Total general and administrative expenses	(5,586)	(9,418)	(7,058)	(7,784)	(7,509)	(7,838)	(9,694)	(6,467)
Interest income	48	41	93	66	61	98	43	78
Interest expense	(802)	(711)	(697)	(496)	(603)	(378)	(639)	(245)
Other income (loss)	(1,555)	(884)	(1,244)	1,678	7	1,563	81	1,230
Loss before income taxes, minority interests, and equity investees	(3,673)	(6,754)	(4,608)	(2,249)	(4,093)	(2,748)	(6,399)	(1,226)
Minority interest in earnings	201	38	193	5	449	53	35	13
Equity in income (loss) of equity investees	—	—	—	—	—	823	—	(75)
Income tax benefit	5	—	4,385	1,249	—	—	—	—
Net loss from continuing operations	(3,467)	(6,716)	(30)	(995)	(3,644)	(1,872)	(6,364)	(1,288)
Income from discontinued operations	241	115	95	120	239	209	2,713	300
Net income (loss)	$(3,226)	$(6,601)	$65	$(875)	$(3,405)	$(1,663)	$(3,651)	$(988)

Basic earnings (loss) per share:
Continuing operations	$(0.44)	$(0.84)	$—	$(0.13)	$(0.46)	$(0.24)	$(0.80)	$(0.16)
Discontinued operations	$0.04	$0.01	$0.01	$0.02	$0.03	$0.03	$0.34	$0.04
Total	$(0.40)	$(0.83)	$0.01	$(0.11)	$(0.43)	$(0.21)	$(0.46)	$(0.12)

Diluted earnings (loss) per share:
Continuing operations	$(0.44)	$(0.84)	$—	$(0.13)	$(0.46)	$(0.24)	$(0.80)	$(0.16)
Discontinued operations	$0.04	$0.01	$0.01	$0.02	$0.03	$0.03	$0.34	$0.04
Total	$(0.40)	$(0.83)	$0.01	$(0.11)	$(0.43)	$(0.21)	$(0.46)	$(0.12)

NOTE 25 – SUBSEQUENT EVENTS

Restaurant openings

Subsequent to December 31, 2007, Fatburger has opened three additional franchisee locations.

Loans to senior executives

On February 21, 2008, subsequent to year end, the Company received payment in full, including interest, on notes receivable from its CEO that had a carrying value of $1.1 million at December 31, 2007.

Sale of leased real estate portfolio

In February 2008, the Company sold its ownership interest in Fog Cap Retail Investors LLC (“FCRI”), a wholly-owned subsidiary that held the Company’s leased real estate portfolio, for $8.5 million cash proceeds.  A part of the proceeds was used to repay a loan that had a carrying value of $4.0 million at December 31, 2007.

Schedule III
Real Estate and Accumulated Depreciation
As of December 31, 2007
(dollars in thousands)

		Initial Cost		Subsequently Capitalized		Gross Carrying Value			Accumulated	Date of	Date	Depreciable
Description	Encumbrances	Land	Building	Improvements	Carrying Costs	Land	Building	Total	Depreciation	Construction	Acquired	Life
Atlantida building – Barcelona, Spain	$1,005	$—	$1,371	$—	$996	$—	$2,367	$2,367	$—	Unknown	January 2005	n/a
Bernardi building – Barcelona, Spain	2,500	—	6,005	—	91	—	6,096	6,096	—	Unknown	October 2005	n/a
32 Freestanding retail properties	9,994	—	12,430	908	—	—	13,338	13,338	(2,143)	Various	October 2002	Various
Investment in Real Estate	$13,499	$—	$19,806	$908	$1,087	$—	$21,801	$21,801	$(2,143)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 as amended, the Registrant has duly caused this report to be signed on its behalf on March 31, 2008, by the undersigned, thereunto duly authorized.

Fog Cutter Capital Group Inc.

By: /s/ Andrew A. Wiederhorn
Andrew A. Wiederhorn
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 31, 2008 by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ Andrew A. Wiederhorn
Andrew A. Wiederhorn
Chief Executive Officer and Director

/s/ Donald Berchtold
Donald Berchtold
Senior Vice President of Administration and Director

/s/ R. Scott Stevenson
R. Scott Stevenson
Senior Vice President and Chief Financial Officer

/s/ Don H. Coleman
Don H. Coleman
Director

/s/ K. Kenneth Kotler
K. Kenneth Kotler
Director

/s/ Kenneth J. Anderson
Kenneth J. Anderson
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

10.4	Settlement Agreement, incorporated by reference to Exhibit 99.1 to the Form 8-K dated May 13, 2002, as previously filed with the SEC on May 14, 2002.

10.5

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

10.7

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

99.2	Letter dated November 12, 1999 from Arthur Andersen LLP, incorporated by reference to Exhibit 99.1 to the Form 8-K dated

November 12, 1999, as previously filed with the SEC on November 15, 1999.

99.3	Jordan D. Schnitzer Resignation Letter dated March 5, 2002, incorporated by reference to Exhibit 1.1 to the Form 8-K dated March 5, 2002, as previously filed with the SEC on March 7, 2002.

99.4	Lawrence A. Mendelsohn Resignation Letter dated August 30, 2002, incorporated by reference to Exhibit 1.1 to the Form 8-K dated August 30, 2002, as previously filed with the SEC on September 3, 2002.

99.5	Robert G. Rosen Resignation Letter dated March 26, 2004, incorporated by reference to exhibit 99.1 of the Form 8-K dated March 26, 2004, as previously filed with the SEC on March 30, 2004.