Form 10-K/A
period 2007-12-31
FOG CUTTER CAPITAL GROUP INC
filed 2008-04-25
CIK 1048566

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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
Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section13 or Section 15(d) of the Act.
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No☒.

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price as quoted on OTC Bulletin Board market on June 30, 2007 was $13,322,000.

As of April 21, 2008, there were 7,954,928 shares outstanding, not including 3,802,145 treasury shares, par value $0.0001 per share.

FOG CUTTER CAPITAL GROUP INC.

FORM 10-K/A

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K for Fog Cutter Capital Group Inc. (the “Company”) for the year ended December 31, 2007 is being filed to provide information in Part III that was previously included by reference to the Company’s anticipated proxy statement for the 2008 annual meeting of stockholders, which was expected to be held in May 2008.  The Company has delayed the date of the 2008 annual meeting, and as a result, has amended this Form 10-K to include the required disclosures in Part III.  This amendment does not have any effect on the reported net income, cash flows or stockholders’ equity of the Company.  Except as otherwise expressly stated herein, this Amendment No. 1 to the Annual Report on Form 10-K does not reflect events occurring after the filing of the original 10-K, or modify or update in any way disclosures contained in the original Form 10-K.  This amendment contains certifications as required by Rule 12b-15 under the Securities Exchange Act of 1934.

FORWARD LOOKING STATEMENTS

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

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS  AND CORPORATE GOVERNANCE

Directors

The names of our directors, their ages as of March 31, 2008 and other information about them are set forth below:

Name of Director	Position	Age
Andrew A. Wiederhorn	Chairman of the Board and Chief Executive Officer	42
Donald J. Berchtold	Director and Senior Vice President	62
Don H. Coleman	Director	69
K. Kenneth Kotler	Director	56
Kenneth J. Anderson	Director	53

Andrew A. Wiederhorn has been a director, the Treasurer and the Secretary of Fog Cutter Capital Group Inc. since its formation in 1997, and Chairman of the Board and Chief Executive Officer since November 2005. Mr. Wiederhorn served as our Chief Strategic Officer from August 2004 to November 2005. He also served as Chairman and Chief Executive Officer from our formation until June 2004 and as Co-Chairman and the Co-Chief Executive Officer from June 2004 to August 2004. Until August 1999, Mr. Wiederhorn was also chairman of the board of directors, chief executive officer, secretary and treasurer of Wilshire Financial Services Group Inc., (“WFSG”), a public company. In 1987, Mr. Wiederhorn founded Wilshire Credit Corporation, and served as its, and certain of its subsidiaries’, chief executive officer until August 1999. Mr. Wiederhorn holds a B.S. degree in Business Administration from the University of Southern California. Mr. Wiederhorn is the son-in-law of Mr. Berchtold. From August 2004 to October 2005, Mr. Wiederhorn took a leave of absence from Fog Cutter.

Donald J. Berchtold has been a director of Fog Cutter Capital Group Inc. since March 2004 and served as our Chief Executive Officer from August 2004 to November 2005. From June 2004 to August 2004, Mr. Berchtold was our Co-Chief Executive Officer. Upon Mr. Wiederhorn’s resuming his role as Chief Executive Officer in November 2005, Mr. Berchtold resumed his duties as Senior Vice President, which position he previously held from October 1999 to June 2004. From October 1991 to October 1999, Mr. Berchtold was senior vice president of WFSG, overseeing human resources and administration. From 1975 to October 1991, Mr. Berchtold was a consultant and owner/operator of several companies. Mr. Berchtold holds a B.Sc. degree in Finance and Marketing from Santa Clara University. Mr. Berchtold is Mr. Wiederhorn’s father-in-law.

Don H. Coleman has been a director of Fog Cutter Capital Group Inc. since October 2001 and Co-Chairman of the Board from June 2004 to April 2005.  He served as sole Chairman of the Board from April 2005 to November 2005. Mr. Coleman has been chief operating officer of Eagle Telephonic Inc., a designer and manufacturer of telephonic switches, since January 2000. From 1992 to 1998, Mr. Coleman was a Vice President of International Communication Technologies Inc., and a founder of and partner in several private telephone service provider companies in foreign countries. From 1988 to 1993, Mr. Coleman was chief executive officer of Liquid Spring Technologies, Inc., a developer of advanced suspension systems for cars and trucks. From 1983 to 1985, Mr. Coleman was chief executive officer of Clarion Corporation of America, a manufacturer and supplier of automotive sound systems and electronics to original equipment manufacturers and the aftermarket. Mr. Coleman holds B.A. and M.B.A. degrees from Stanford University.

K. Kenneth Kotler has been a director of Fog Cutter Capital Group Inc. since October 2001. Mr. Kotler is an attorney whose practice primarily deals with commercial litigation matters. Mr. Kotler has been a sole practitioner since 1991.

Kenneth J. Anderson is a founding partner of Quintile Wealth Management, which he co-founded in 2002 and has over twenty-five years of financial consulting and accounting experience. Prior to co-founding Quintile, Mr. Anderson was a Client Service Director at myCFO from March 2000 to November 2002.  Prior to joining myCFO, he was a tax partner with Arthur Andersen, LLP. During his 20 years at Arthur Andersen, Mr. Anderson was a founding board member of Arthur Andersen Financial Advisors, a wholly-owned registered investment advisor, and also served on the firm’s national Compensation Planning Specialty Team as well as the Family Wealth and Private Client Services Specialty Team. He is both an attorney and a CPA and holds a BSBA in Accounting and Economics as well as a Juris Doctor degree from Valparaiso University. He was a founding member of the Advisory Board of the University of Southern California Family Business Program and sits on several boards, including Step Up On Second, Idyllwild Arts Academy, the Boy Scouts of America Western Council and the National Council for Valparaiso University School of Law.

Executive Officers

The names of our executive officers, their titles and their ages as of March 31, 2008 are as follows:

Name	Age	Position
Andrew A. Wiederhorn	42	Chairman of the Board and Chief Executive Officer
R. Scott Stevenson	51	Chief Financial Officer
Donald J. Berchtold	62	Director and Senior Vice President
David Dale-Johnson	60	Chief Investment Officer
Matthew Green	41	Vice President

Biographical information with respect to our executive officers is presented below, except for the biography of Mr. Wiederhorn and Mr. Berchtold, who are also directors.

David Dale-Johnson has served as Chief Investment Officer since August 2004 and previously served as a director from October 2001 to August 2004. Prior to August 2004, Mr. Dale-Johnson held various teaching and administrative positions over 25 years at the University of Southern California, including associate professor and director of the Marshall School of Business’s Real Estate Program, associate professor at the School of Policy Planning and Development and director of Executive Education for the Lusk Center for Real Estate. Mr. Dale-Johnson resigned his position with USC in July 2004. Mr. Dale-Johnson is also a director of LECG, Inc., a litigation-consulting firm for which he has served as an expert in real estate economics and finance since August 2001. Prior to August 2001, Mr. Dale-Johnson was a senior consultant for Economic Analysis LLC, a litigation-consulting firm. Mr. Dale-Johnson is also chairman, a director and member of the executive committee of CCEO, Inc., a charitable company involved in housing rehabilitation and training at-risk youth.

R. Scott Stevenson has been our Senior Vice President since October 1999 and was appointed Chief Financial Officer in June 2001. Mr. Stevenson was senior vice president of WFSG from September 1997 to October 1999. Mr. Stevenson was a director and President of Girard Savings Bank, FSB from 1991 to September 1997. Mr. Stevenson holds B.S. and Masters degrees in accounting from Brigham Young University. He is a certified public accountant licensed in California (inactive) and Oregon.

Matthew Green has been Vice President of Fog Cutter Capital Group Inc. since October 1999. From 1996 to 1999, Mr. Green was a vice president of WFSG in Europe, where it had established offices in London and Paris. Since our inception, Mr. Green has focused on the acquisition and management of all of our international assets. Prior to 1996 Mr. Green was the vice president of International Sales and Leasing for Evergreen International Aviation. He holds a B.A. degree in International Business from the University of Washington.

Involvement in Certain Legal Proceedings

Warlick Complaint

Please see the information provided under the heading “Warlick Complaint” in Item 3. LEGAL PROCEEDINGS included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Capital Consultants, L.L.C.

On June 3, 2004, we announced that Mr. Wiederhorn, then Chief Executive Officer and Chairman of the Board, had entered into a settlement, (the “Settlement”), with the United States Attorney’s Office for the District of Oregon regarding its investigation into the failure of Capital Consultants, L.L.C. and would take a leave of absence from his corporate positions at Fog Cutter Capital Group Inc. Under the Settlement terms, Mr. Wiederhorn pled guilty on June 3, 2004 to two federal counts, was sentenced to 18-months incarceration and fined $2.0 million. The charges to which Mr. Wiederhorn pled guilty pursuant to the Settlement were not based upon any acts or omissions involving us or Mr. Wiederhorn in his capacity as our officer or director.

On June 2, 2004, we and Mr. Wiederhorn entered into a leave of absence agreement. In entering into the leave of absence agreement, the board of directors considered the nature of the statutes to which Mr. Wiederhorn pled and the fact that he relied on the advice of expert legal counsel and a national accounting firm. The board of directors also believed it was important to assure Mr. Wiederhorn’s return to active involvement with us because of his expertise and knowledge of our business and investments.

Mr.  Wiederhorn began his leave of absence on August 2, 2004, returned to active service with us in October 2005 as Chief Strategic Officer and resumed his role as Chairman of the Board and Chief Executive Officer in November 2005.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of Forms 3, 4 and 5 and amendments thereto furnished to us for the year ended December 31, 2007, our directors, officers, or beneficial owners of more than 10% of our common stock timely furnished reports on all Forms 3, 4 and 5.

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

Audit Committee

The Audit Committee currently consists of Don H. Coleman, K. Kenneth Kotler, and Kenneth J. Anderson, three independent directors, and met five times during the year ended December 31, 2007. The Audit Committee selects our independent registered public accounting firm, reviews with the independent registered public accounting firm the plans and results of the audit engagement, approves professional services provided by the independent registered public accounting firm, reviews the independence of the independent registered public accounting firm, considers the range of audit and non-audit fees and reviews the adequacy of our internal accounting controls. The board of directors has determined that each of Mr. Coleman and Mr. Anderson is an Audit Committee financial expert within the meaning of applicable SEC rules and regulations and each of the members of the Audit Committee are independent (as independence is defined in both Rule 4200(a)(15) of the listing standards of The NASDAQ Stock Market LLC (“Nasdaq”) and Rule 10A-3(b)(1) under the Securities Exchange Act of 1934, as amended). The board of directors adopted a revised charter for the Audit Committee on March 30, 2004. A copy of the Audit Committee charter is available in the “Management Team” section of our website at www.fogcutter.com. The Audit Committee engaged PKF, Certified Public Accountants, A Professional Corporation as our independent registered public accounting firm on January 22, 2007.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Stock Awards ($) (2)	Option Awards ($) (3)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (4)	Total ($)
Andrew A. Wiederhorn, Chief Executive	2007	$1,723,909	$915,000	$549,881	$288,750	—	—	$36,608	$3,514,148
Officer	2006	519,559	3,157,356	—	301,591	—	—	69,664	4,048,170

R. Scott Stevenson, Chief Financial	2007	182,648	—	173,487	292,333	—	—	1,280	649,748
Officer	2006	195,268	275,000	—	65,490	—	—	1,280	537,038

Donald J. Berchtold, Senior Vice	2007	180,529	—	66,903	269,416	—	—	2,752	519,600
President	2006	181,788	250,000	—	65,490	—	—	2,752	500,030

Explanatory Notes:

(1)  The 2006 amounts include accrued but unpaid bonuses as of December 31, 2006 of $250,000 for Mr. Berchtold and $10,000 for Mr. Stevenson. As of December 31, 2007 there remained accrued but unpaid bonuses relating to 2006 of $230,000 for Mr. Berchtold and $10,000 for Mr. Stevenson.

(2) Represents the value of shares distributed to each named executive on March 1, 2007 from the Fog Cutter Long-Term Vesting Trust (the “Trust”).  In fiscal year 2000, the Company established the Trust, which purchased 525,000 shares of our common stock from an unrelated stockholder.  Our contribution to the Trust of approximately $1.3 million was included in compensation expenses for the year ended December 31, 2000.  Subsequently, the Trust used Trust earnings to fund the purchase of 389,755 additional shares of our common stock.  The Trust was established for the benefit of our employees and directors to raise their ownership in the Company, thereby strengthening the mutuality of interests between them and our stockholders.  On March 1, 2007, by action of the Trustees, all allocated shares under the Trust became fully vested to the beneficiaries.  As a result, during March 2007, the Trust distributed 368,645 shares to Mr. Wiederhorn, 116,307 shares to Mr. Stevenson and 44,852 shares to Mr. Berchtold. The Trust terminated upon completion of the distribution process.

(3)  Reflects the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2007 and 2006, in accordance with FAS 123R of awards pursuant to the Stock Option Plan and thus include amounts from awards granted in and prior to 2006. Assumptions used in the calculation of this amount for fiscal years ended December 31, 2005, 2006 and 2007 are included in footnote 2 to the Company’s audited financial statements for the fiscal year ended December 31, 2007, included in Part IV of  the Company’s Annual Report on Form 10-K.

(4)  Other compensation for Mr. Wiederhorn is comprised of (a) $12,166 for the aggregate incremental cost of Mr. Wiederhorn’s personal use of the corporate aircraft, determined using the Standard Industry Fare Level formula outlined in Internal Revenue Regulation 1.61-21(g) and (b) $24,442 for the aggregate incremental cost of Mr. Wiederhorn’s automobile, determined by the actual car lease payments made by the Company.  Other compensation for Mr. Stevenson and Mr. Berchtold consists exclusively of premiums paid by the Company on $1 million term life insurance policies owned by each of these named executives.

OUTSTANDING EQUITY AWARDS AT FISCAL 2007 YEAR END

The following table summarizes the outstanding equity award holdings of our named executive officers as of December 31, 2007.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Andrew A. Wiederhorn, Chief Executive Officer	460,000	920,000		$1.32	12/31/17
R. Scott Stevenson, Chief Financial Officer	86,667	173,333		1.32	12/31/17
Donald J. Berchtold, Senior Vice President	70,000	140,000		1.32	12/31/17

Explanatory Notes:

(1)  On December 29, 2006, the Company adopted a plan (the “Exchange Plan”) under which all holders of unexpired options granted by the Company were entitled to exchange previously issued options (the “Old Options”) for new options (the “New Options”) issued under the Stock Option Plan.  Eligible participants included all employees, officers, and directors.  The exercise price of each of the New Options was 110% of the closing price of the Company’s common stock on that date.  Under the Exchange Plan, all current holders were entitled to surrender their Old Options, whether vested or not, for an equal number of New Options with a 10 year term and vesting of one-third each year beginning on December 31, 2007.  All of the Company’s named executive officers participated in the exchange.

Option Exercises and Stock Vested

None of the named executives acquired shares of the Company’s stock through exercise of options during the year ended December 31, 2007.   On March 1, 2007, by action of the Trustees, all allocated shares under the Long -Term Vesting Trust became fully vested to the beneficiaries.  As a result, during March 2007, the Trust distributed 368,645 shares to Mr. Wiederhorn, 116,307 shares to Mr. Stevenson and 44,852 shares to Mr. Berchtold.

DIRECTOR COMPENSATION

The Company uses a combination of cash and stock-based incentive compensation to attract and retain qualified candidates to serve on the board of directors. In setting director compensation, the Company considers the significant amount of time that our directors expend in fulfilling their duties to the Company as well as the skill-level required by the Company of members of the board of directors.

Effective November 1, 2005, our non-employee directors are paid an annual directors fee of $24,000, an additional annual fee of $24,000 for membership on one or more committees of the board of directors and an additional annual fee of $24,000 for each subsidiary board on which they serve, up to a maximum total annual compensation of $120,000. In addition, on the last day of each calendar quarter, each non-employee director receives a non-statutory stock option to purchase 1,500 shares of our common stock at an exercise price equal to 110% of the fair market value of our common stock on that date. These options vest one-third on each of the first three anniversaries following the grant date and expire on the tenth anniversary of the grant date.

The following table sets forth a summary of the compensation we paid to our directors during 2007:

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Don H. Coleman	$120,000	$118,073	$110,186	$—	$—	$—	$348,259
K. Kenneth Kotler	$72,000	$118,073	$110,186	$—	$—	$—	$300,259
Kenneth J. Anderson	$48,000	$36,750	$9,050	$—	$—	$—	$73,800

Explanatory Notes:

(1)

Mr. Coleman serves on the Compensation Committee, the Audit Committee, the Nominating Committee, the DAC International board of directors, the Centrisoft Corporation board of directors and the Fatburger Holdings board of directors. Mr. Kotler serves on the Compensation Committee, the Audit Committee, the Nominating Committee and the Fatburger Holdings board of directors. Mr. Anderson serves on the Compensation Committee, the Audit Committee, the Nominating Committee and the Fatburger Holdings board of directors. Includes accrued but unpaid director fees as of December 31, 2007 of $70,000 for Mr. Coleman; $48,000 for Mr. Kotler and $48,000 for Mr. Anderson.

(2)

Represents the value of shares distributed to each director on March 1, 2007 from the Fog Cutter Long-Term Vesting Trust (the “Trust”). In fiscal year 2000, the Company established the Trust, which purchased 525,000 shares of our common stock from an unrelated stockholder. Our contribution to the Trust of approximately $1.3 million was included in compensation expenses for the year ended December 31, 2000. Subsequently, the Trust used Trust earnings to fund the purchase of 389,755 additional shares of our common stock. The Trust was established for the benefit of our employees and directors to raise their ownership in the Company, thereby strengthening the mutuality of interests between them and our stockholders. On March 1, 2007, by action of the Trustees, all allocated shares under the Trust became fully vested to the beneficiaries. As a result, during March 2007, the Trust distributed 80,322 shares to Mr. Coleman, 80,322 shares to Mr. Kotler and 25,000 shares to Mr. Anderson. The Trust terminated upon completion of the distribution process.

(3)

Reflects the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2006, in accordance with FAS 123(R) of awards pursuant to the Stock Option Plan and thus include amounts from awards granted in and prior to 2007. Assumptions used in the calculation of this amount for fiscal years ended December 31, 2005, 2006 and 2007 are included in footnote 2 to the Company’s audited financial statements for the fiscal year ended December 31, 2007, included in Part IV of the Company’s Annual Report on Form 10-K. During 2007, Mr. Kotler and Mr. Coleman were granted 6,000 options each with a grant date fair value of $9,675. Mr. Anderson was granted 9,500 options with a grant date fair value of $15,455. As of December 31, 2007, Mr. Coleman held 184,000 options;  Mr. Kotler held 184,500 options and Mr. Anderson held 9,500 options.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITIES OWNERSHIP

As of March 31, 2008, we had outstanding 7,954,928 shares of common stock, which are our only outstanding voting securities.

The following table sets forth, as of March 31, 2008, the beneficial ownership of the common stock with respect to (i) each person who is known by us to own beneficially more than 5% of the outstanding shares of common stock, (ii) each director, (iii) each of our executive officers, and (iv) all directors and executive officers as a group.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2)		Percent of Class
Andrew A. Wiederhorn, Chairman of the Board, Chief Executive Officer, Treasurer, Secretary	2,860,205	(3)	34.0%
Tiffany A. Wiederhorn	2,400,205	(4)	30.2
TTMM, L.P.	929,592	(5)	11.7
Orin S. Kramer	775,900	(6)	9.8
Donald J. Berchtold, Senior Vice President, Director	656,925	(7)	8.2
Richard Terrell	562,100	(8)	7.1
Don H. Coleman, Director	190,155	(9)	2.4
R. Scott Stevenson, Senior Vice President, Chief Financial Officer	205,699	(10)	2.6
Matthew Green, Vice President	53,333	(11)	*
David Dale-Johnson, Chief Investment Officer,	191,148	(12)	2.4
K. Kenneth Kotler, Director	151,322	(13)	1.9
Kenneth J. Anderson, Director	70,300	(14)	*
All directors and executive officers as a group (8 persons)	4,379,087	(15)	49.6%

*	Less than one percent.

(1)	The address for each stockholder is c/o Fog Cutter Capital Group Inc., 1410 SW Jefferson Street, Portland, Oregon 97201-2548

(2)

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (“SEC”). Shares of common stock subject to options or warrants exercisable within 60 days of March 31, 2008 are deemed outstanding for computing the amount and percentage beneficially owned by the person or group holding such options or warrants, but are not deemed outstanding for computing the percentage of any other person or group. Except as noted, each stockholder has sole voting and investment power with respect to all shares beneficially owned by such stockholder.

(3)

Represents (a) 368,645 shares held by Mr. Wiederhorn acquired pursuant to a distribution from the Fog Cutter Long -Term Vesting Trust on March 1, 2007; (b) 1,500 shares held by the Andrew and Tiffany Wiederhorn Revocable Trust; (c) 474,536 shares held by Tiffany Weiderhorn (Mr. Wiederhorn’s spouse); (d) 423,189 shares held jointly by Mr. Wiederhorn and Tiffany Wiederhorn (e) 929,592 shares held by TTMM, L.P., a partnership controlled by Mr. Wiederhorn’s spouse; (f) 13,826 shares of common stock owned by W.M. Starlight Investments, LLC (Mr. Wiederhorn’s spouse is the manager and majority owner of this limited liability company); (g) 188,917 shares of common stock owned by Andrew and Tiffany Wiederhorn’s minor children; and (h) 460,000 shares of common stock issuable upon the exercise of options exercisable currently or within 60 days of March 31, 2008. Includes a total of 1,417,954 shares of common stock owned by the other reporting persons. While Andrew Wiederhorn may be deemed to share voting and dispositive power with respect to the shares of common stock owned by Tiffany Wiederhorn, TTMM, L.P., and W.M. Starlight Investments, LLC, and may be deemed to be the beneficial owner of all such shares, Mr. Wiederhorn disclaims beneficial ownership of such shares. While the shares owned by Mr. Wiederhorn’s minor children are held in custody for the benefit of such children pursuant to arrangements that do not give Mr. Wiederhorn any dispositive or voting power over such shares, Mr. Wiederhorn may be deemed to share voting and/or dispositive power with respect to such shares of common stock and may be deemed to be the beneficial owner of such shares. Mr. Wiederhorn also disclaims beneficial ownership of such shares. Of the 2,860,205 shares, Andrew Wiederhorn shares power to vote or to direct the vote of all of such shares and shares power to dispose or to direct the disposition of all of such shares.

(4)

Represents (a) 474,536 shares held by Tiffany Weiderhorn (b) 1,500 shares held by the Andrew and Tiffany Wiederhorn Revocable Trust; (c) 368,645 shares held by Andrew Wiederhorn (Ms. Wiederhorn’s spouse); (d) 423,189 shares held jointly by Mr. Wiederhorn and Tiffany Wiederhorn; (e) 929,592 shares held by TTMM, L.P. a partnership controlled by Ms. Wiederhorn; (f) 13,826 shares of common stock owned by W.M. Starlight Investments, LLC (Ms. Wiederhorn is the manager and majority owner of this limited liability company); and (g) 188,917 shares of common stock owned by Andrew and Tiffany Wiederhorn’s minor children. Includes a total of 1,312,063 shares of common stock owned by other Reporting Persons. While Ms. Wiederhorn shares voting and dispositive power with respect to the shares of common stock owned by TTMM, L.P. and may be deemed to be the beneficial owner of such shares and the shares held by Andrew Wiederhorn, Ms. Wiederhorn disclaims beneficial ownership of all of such shares of common stock. While the shares owned by Ms. Wiederhorn’s minor children are held in custody for the benefit of such children pursuant to arrangements that do not give Ms. Wiederhorn any dispositive or voting power over such shares, Ms. Wiederhorn may be deemed to share voting and/or dispositive power with respect to such shares of common stock and may be deemed to be the beneficial owner of such shares. Ms. Wiederhorn also disclaims beneficial ownership of such shares. Of the 2,400,205 shares, Tiffany Wiederhorn shared power to vote or to direct the vote of all of such shares and shared power to dispose or to direct the disposition of all of such shares.

(5)	TTMM, L.P. shares voting power and investment power with Andrew Wiederhorn and Tiffany Wiederhorn over such shares.

(6)

Based on information obtained from a Schedule 13G filed with the SEC on February 1, 2008 in which Mr. Kramer reported sole voting and dispositive power as to 29,000 shares and shared voting and dispositive power as to 746,900 shares. Mr. Kramer disclaims beneficial ownership of such 746,900 shares.

(7)

Includes (a)105,892 shares of common stock held by Mr. Berchtold, including 44,852 shares acquired pursuant to a distribution from the Fog Cutter Long -Term Vesting Trust on March 1, 2007; (b) 188,917 shares of common stock held by Mr. Berchtold as trustee of trusts for certain minor children; (c) 287,670 shares of common stock owned by an entity which is managed by Mr. Berchtold; (d) 2,462 shares of common stock held by Mr. Berchtold’s spouse; (e)1,984 shares of common stock held by Mr. Berchtold’s spouse as trustee of trusts for certain minor children; and (f) 70,000 shares of common stock issuable upon the exercise of options exercisable currently or within 60 days of March 31, 2008. Mr. Berchtold may be deemed to share voting and investment power over such shares. Mr. Berchtold disclaims beneficial ownership of 481,033 of such shares.

(8)

Based on information obtained from a Schedule 13G filed with the SEC on February 14, 2003 by Mr. Richard Terrell, in which Mr. Terrell reported (i) 537,600 shares of common stock held directly by Mr. Terrell, and (ii) an aggregate of 24,500 shares of common stock held by trusts for minor children, of which Mr. Terrell is trustee and of which shares Mr. Terrell disclaims beneficial ownership.

(9)

Includes 80,322 shares of common stock acquired pursuant to a distribution from the Fog Cutter Long-Term Vesting Trust on March 1, 2007 and 59,833 shares of common stock issuable upon the exercise of options exercisable currently or within 60 days of March 31, 2008.

(10)

Includes (a) 116,307 shares of common stock acquired pursuant to a distribution from the Fog Cutter Long-Term Vesting Trust on March 1, 2007; (b) 450 shares held in an individual retirement account; (c) 75 shares held by his spouse; and (d) 86,667 shares of common stock issuable upon the exercise of options exercisable currently or within 60 days of March 31, 2008.

(11)	Includes 53,333 shares of common stock issuable upon the exercise of options exercisable currently or within 60 days of March 31, 2008.

(12)

Includes 116,306 shares of common stock acquired pursuant to a distribution from the Fog Cutter Long-Term Vesting Trust on March 1, 2007 and 73,833 shares of common stock issuable upon the exercise of options exercisable currently or within 60 days of March 31, 2008.

(13)

Includes 80,322 shares of common stock acquired pursuant to a distribution from the Fog Cutter Long-Term Vesting Trust on March 1, 2007 and 60,000 shares of common stock issuable upon the exercise of options exercisable currently or within 60 days of March 31, 2008.

(14)

Includes (a) 25,000 shares of common stock acquired pursuant to a distribution from the Fog Cutter Long-Term Vesting Trust on March 1, 2007; (b) 4,500 shares of common stock held by an IRA/SEP for the benefit of Mr. Anderson; (c) 5000 shares of common stock held by in an individual retirement account for the benefit of Mr. Anderson’s spouse; (d) 3,000 shares held by Mr. Anderson’s minor children and (e) 5.000 shares of common stock issuable upon the exercise of options exercisable currently or within 60 days of March 31, 2008.

(15)	Includes 868,666 shares of common stock issuable upon the exercise of options exercisable currently or within 60 days of March 31, 2008.

Arrangements That Could Result in a Change in Control

Wiederhorn Assignment and Voting Agreement.   Pursuant to an Amended and Restated Assignment and Voting Agreement, entered into as of April 6, 2007, or the Wiederhorn Assignment and Voting Agreement, by and among Tiffany Wiederhorn, TTMM, L.P. and WM Starlight Investments, LLC, collectively, the Tiffany Wiederhorn Entities, and Mr. Wiederhorn, the Tiffany Wiederhorn Entities have agreed to vote their common stock in the manner specified by Mr. Wiederhorn during the term of the Wiederhorn Assignment and Voting Agreement, which terminates upon the earlier to occur of the fifth anniversary of the Wiederhorn Assignment and Voting Agreement and any date on which Mr. Wiederhorn is no longer the Chairman of the Board of Directors and Mr. Wiederhorn’s employment agreement has been terminated by us.

Equity Compensation Plan Information

Please see the information provided under the heading “Equity Compensation Plan Information” in Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES included in the Company’s Annual Report in Form 10-K for the year ended December 31, 2007.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Loans to Senior Executives

As of December 31, 2007, we had two loans to our Chairman and Chief Executive Officer, Andrew Wiederhorn, for a total of $1.1 million.  Both loans were made on February 21, 2002 (prior to the passage of the Sarbanes-Oxley Act of 2002).  The loans matured on February 21, 2007, and bore interest at the prime rate, as published in the Wall Street Journal, which interest was added to the principal. We did not extend the maturity date of the loans or amend any other terms.  The loans were repaid in full, including interest, on February 21, 2008.

Fog Cutter Long-Term Vesting Trust

In the fourth quarter of 2000, we established the Fog Cutter Long-Term Vesting Trust (the “Trust”), which purchased 525,000 shares of our common stock from an unrelated stockholder. The Trustees were Andrew A. Wiederhorn, Chief Executive Officer, K. Kenneth Kotler, Director and Don H. Coleman, Director. Our contribution to the Trust of approximately $1.3 million was included in compensation expense for the year ended December 31, 2000. The Trust was established for the benefit of our employees and directors to raise their equity ownership in Fog Cutter, thereby strengthening the mutuality of interests between them and our stockholders. While these shares were held in trust, they were voted ratably with ballots or proxies cast by all other stockholders. Using the retained earnings on trust assets, the Trust subsequently purchased an additional 389,755 shares of common stock from various stockholders.

On March 1, 2007, by action of the Trustees, all allocated shares under the Trust became fully vested to the beneficiaries. The following distributions were made to officers and directors: Mr. Berchtold received 44,852 shares, with a total value of $65,932, Mr. Coleman received 80,322 shares, with a total value of $118,073, Mr. Dale-Johnson received 116,306 shares, with a total value of $170,970, Mr. Kotler received 80,322 shares with a total value of $118,073, Mr. Stevenson received 116,307 shares, with a total value of $170,971, Mr. Wiederhorn received 368,645 shares with a total value of $541,908 and Mr. Anderson received $25,000, with a total value of $36,750.

Fractional Lease of Aircraft

In July 2006, the Company accepted an assignment of a fractional interest lease, between NetJets Services Inc. and an entity controlled by the chief executive officer, Andrew A. Wiederhorn, for the lease of a 6.25% undivided interest in an aircraft. In connection with the assignment, the Company will make annual payments of $420,000, plus specific costs relating to the operation of the aircraft. The lease expires in December 2010; however, the Company has the right to terminate the lease with 90 days notice beginning in December 2008.

Capital Lease of Aircraft

In October 2006, we acquired an aircraft through a capital lease from and entity in which Mr. Wiederhorn has a 25% ownership interest. Under the terms of the lease, we will pay $6,409 per month for the lease. After August 1, 2008 we have the option to purchase the aircraft for $2.0 million, and we are required to purchase the aircraft for that amount by July 31, 2009.

Director Independence

The board has determined that each of the directors, except Mr. Wiederhorn and Mr. Berchtold, is independent within the meaning of the applicable rules and regulations of the Securities and Exchange Commission (“SEC”) and the director independence standards of The NASDAQ Stock Market, Inc. (“NASDAQ”), as currently in effect. Furthermore, the board has determined that each of the members of each of the committees of the board is “independent” under the applicable rules and regulations of the SEC and the director independence standards of NASDAQ, as currently in effect.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

PKF, Certified Public Accountants, A Professional Corporation, (“PKF”) currently serves as our independent registered public accounting firm.  The aggregate accounting fees for the years ended December 31, 2007, and 2006 are as follows (dollars in thousands):

	December 31, 2007	December 31, 2006
Audit fees	$232	$178
Audit related fees	$—	$—
Tax fees	$—	$—
All other fees (1)	$15	$14

(1)              Other fees are comprised of audit fees relating to the audit of Fatburger’s IRC Section 401(k) plan.

Audit Committee Pre-Approval Policies and Procedures.   The Audit Committee reviews the independence of our independent registered public accounting firm on an annual basis and has determined that PKF is independent. In addition, the Audit Committee pre-approves all work and fees that are performed by our independent registered public accounting firm.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 as amended, the Registrant has duly caused this report to be signed on its behalf on April 25, 2008, by the undersigned, thereunto duly authorized.

Fog Cutter Capital Group Inc.

By:	/s/ Andrew A. Wiederhorn
Andrew A. Wiederhorn
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on April 25, 2008 by the following persons on behalf of the Registrant and in the capacities indicated.

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