Form 10-Q
period 2008-03-31
FOG CUTTER CAPITAL GROUP INC
filed 2008-05-15
CIK 1048566

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

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
                                                                                                                                                             Yes ☐   No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

                Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2008
Common Stock, par value $0.0001 per share	7,954,928 shares

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

PART I — FINANCIAL INFORMATION

ITEM 1.  INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

FOG CUTTER CAPITAL GROUP INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(dollars in thousands, except share data)

	March 31, 2008 (unaudited)	December 31, 2007
Assets
Current Assets:
Cash and cash equivalents	$954	$1,131
Accounts receivable	1,217	1,491
Notes receivable, current portion	578	566
Loans to senior executives	—	1,147
Inventories	3,105	2,505
Investments in real estate, held for sale, net	9,005	19,658
Current assets held for sale	—	66
Other current assets	398	536
Total current assets	15,257	27,100

Notes receivable	42	46
Property, plant and equipment, net	9,979	10,203
Investment in equity investee	200	—
Intangible assets, net	4,917	4,986
Goodwill	9,526	9,526
Other assets held for sale	—	21
Other assets	1,804	1,887
Total assets	$41,725	$53,769

Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable and accrued liabilities	$16,348	$13,260
Current liabilities associated with assets held for sale	—	1,232
Obligations under capital leases on real estate held for sale	—	9,994
Borrowings and notes payable, current portion	9,009	12,914
Obligations under capital leases, current portion	140	141
Total current liabilities	25,497	37,541

Borrowings and notes payable	6,235	6,355
Obligations under capital leases	1,917	1,929
Deferred income	5,186	5,247
Total liabilities	38,835	51,072

Commitments and contingencies
Minority interests in consolidated subsidiaries	1,001	701

Stockholders’ Equity:
Preferred stock, $.0001 par value; 25,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.0001 par value; 200,000,000 shares authorized; 11,757,073 shares issued as of March 31, 2008 and December 31, 2007; 7,954,928 shares outstanding as of March 31, 2008 and December 31, 2007	171,286	170,956
Accumulated deficit	(157,386)	(156,949)
Treasury stock, 3,802,145 common shares as of March 31, 2008 and December 31, 2007, at cost	(12,011)	(12,011)
Total stockholders’ equity	1,889	1,996
Total liabilities and stockholders’ equity	$41,725	$53,769

The accompanying notes are an integral part of these consolidated financial statements.

FOG CUTTER CAPITAL GROUP INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(dollars in thousands, except share data)

	Quarter Ended
	March 31,
	2008	2007
Revenue:
Restaurant and manufacturing sales	$10,268	$9,919
Restaurant franchise and royalty fees	645	539
Total revenue	10,913	10,458

Operating costs and expenses:
Restaurant and manufacturing cost of sales	6,014	5,786
Engineering and development	361	386
Depreciation and amortization	480	476
Total operating costs and expenses	6,855	6,648

General and administrative expenses:
Compensation and employee benefits	4,102	5,034
Professional fees	885	654
Other	3,986	4,006
Total general and administrative expenses	8,973	9,694

Non-operating income (expense):
Interest income	37	43
Interest expense	(733)	(639)
Other income, net	447	81
Total non-operating income (expense)	(249)	(515)

Loss before provision for income taxes, minority interests, and equity in income of equity investees	(5,164)	(6,399)

Minority interest in earnings	83	35
Equity in income of equity investee	200	—
Income tax benefit	52	—
Loss from continuing operations	(4,829)	(6,364)

Income from discontinued operations (including gain on sale of $4,217 in 2008 and $2,492 in 2007)	4,392	2,713
Net loss	$(437)	$(3,651)

Basic loss per share from continuing operations	$(0.60)	$(0.80)
Basic earnings per share from discontinued operations	$0.55	$0.34
Basic loss per share	$(0.05)	$(0.46)
Basic weighted average shares outstanding	7,954,928	7,957,428

Dividends declared per share	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

FOG CUTTER CAPITAL GROUP INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(dollars in thousands, except share data)

	Common Stock		Treasury Stock		Accumulated
	Shares (1)	Amount	Shares	Amount	Deficit	Total
Balance at January 1, 2008	7,954,928	$170,956	3,802,145	$(12,011)	$(156,949)	$1,996
Comprehensive income (loss):
Net loss	—	—	—	—	(437)	(437)
Stock options expensed in net loss	—	330	—	—	—	330
Balance at March 31, 2008	7,954,928	$171,286	3,802,145	$(12,011)	$(157,386)	$1,889

(1)       Issued and outstanding

The accompanying notes are an integral part of these consolidated financial statements.

FOG CUTTER CAPITAL GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(dollars in thousands)

	Quarter Ended
	March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(437)	$(3,651)
Income from discontinued operations	(4,392)	(2,713)
Loss from continuing operations	(4,829)	(6,364)
Adjustments to reconcile net loss to net operating cash flows:
Equity in income of equity investees	(200)	—
Depreciation and amortization	716	721
Foreign currency gain	(580)	(115)
Share based compensation	330	426
Market value impairment reserve	153	—
Other	(48)	4
Change in:
Other assets	(190)	(252)
Deferred income	(61)	475
Deferred income taxes	—	(11)
Accounts payable and accrued liabilities	66	2,406
Net cash used in operating activities	(4,643)	(2,710)

Cash flows from investing activities:
Principal repayments on notes receivable, including loans to senior executives	1,149	5
Investment in real estate	—	(53)
Investments in property, plant, and equipment	(396)	(1,284)
Other	—	(17)
Net cash provided by (used in) investing activities	753	(1,349)

Cash flows from financing activities:
Proceeds from borrowings	500	1,064
Repayments on borrowings	(4,653)	(123)
Repayments under capital leases	(13)	(37)
Investments by minority interests, net	350	25
Other, net	—	38
Net cash provided by (used in) financing activities	(3,816)	967

Net change in cash and cash equivalents from continuing operations	(7,706)	(3,092)

Net change in cash and cash equivalents from discontinued operations:
Net cash provided by (used in) operating activities	(271)	414
Net cash provided by investing activities	7,879	2,860
Net cash used in financing activities	(79)	(387)
Net change in cash and cash equivalents	(177)	(205)
Cash and cash equivalents at beginning of period	1,131	1,824
Cash and cash equivalents at end of period	$954	$1,619

Supplemental disclosures of cash flow information:
Cash paid for interest	$903	$789

Non-cash financing and investing activities:
Assets acquired through capital lease	$—	$52

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1 — BASIS OF PRESENTATION AND ACCOUNTING POLICIES

The accompanying interim consolidated financial statements of Fog Cutter Capital Group Inc. and Subsidiaries (“FCCG” or the “Company”) are unaudited and have been prepared in conformity with the requirements of Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), particularly Rule 10-01 thereof, which governs the presentation of interim financial statements.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  The accompanying interim consolidated financial statements should be read in conjunction with the Company’s Annual Report as of and for the year ended December 31, 2007 on Form 10-K (“2007 Form 10-K”) and Form 10-K/A, as previously filed with the SEC on March 31, 2008 and April 25, 2008, respectively.  Except as described below, there have been no changes to the Company’s significant accounting policies as described in Notes 2 and 3 to the consolidated financial statements in its 2007 Form 10-K.

In the Company’s opinion, all adjustments, comprised of normal recurring accruals necessary for the fair presentation of the interim financial statements, have been included in the accompanying consolidated financial statements.  Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

At March 31, 2008, certain Company officers and directors had, directly or indirectly, majority voting control of the Company.

In September 2006, the FASB issued FASB Statement of Financial Accounting Standards No. 157 (“SFAS 157”) defining fair value, establishing a framework for using fair value to measure assets and liabilities, and expanding disclosures about fair value measurements.  SFAS 157 is effective for fiscal years beginning after November 15, 2007.  The Company adopted the standard on January 1, 2008 and there has been no material effect of this new standard on its consolidated financial position and results of operations.

NOTE 2 — SIGNIFICANT TRANSACTIONS

The following significant events affected our operations for the three months ended March 31, 2008:

Restaurant openings

During the three months ended March 31, 2008, Fatburger Holdings Inc. (“Fatburger”), the Company’s restaurant operations subsidiary, opened four additional franchise locations.  In addition, two locations were converted from franchise-owned to company-owned restaurants.

Discontinued operations

In February 2008, the Company sold a wholly-owned subsidiary Fog Cap Retail Investors LLC (“FCRI”), which held the Company’s leased real estate portfolio.  The sales price for the FCRI membership interests was $8.5 million and was paid in cash.  A portion of the proceeds were used to repay $4.2 million of existing debt.  The Company recorded a $4.2 million gain on sale as a result of the transaction.  The Company also entered into an option agreement with the buyer that gives the Company the right, but not the obligation, to re-acquire all of the membership interests in FCRI.  The option period is for two years beginning February 15, 2008.  Under certain circumstances after December 31, 2008, the buyer may accelerate the termination of the option period upon thirty days notice.  The exercise price increases over the option period from approximately $9.7 million currently to $11.3 million after February 28, 2010.  The option commitment fee was $850,000 and is payable by the Company in installments over the option period.  The Company has determined that the option exercise prices are significantly higher than the expected value during the option period.  Therefore, the option has been assigned no value as it is not anticipated that it will provide a future economic benefit to the Company.  The $850,000 option commitment fee reduced that amount of the gain on sale.

Repayment of notes payable

In February 2008, the Company used part of the proceeds from the sale of FCRI to repay one note payable in the amount of $4.2 million.  The note had a carrying value of $4.0 million at December 31, 2007 and was secured by the Company’s interest in FCRI.

Income from equity investee

In December 2000, the Company organized and led a group of investors to purchase all of the outstanding capital stock of Bourne End Properties Plc (“Bourne End”), a specialist investor in retail property.  The Company invested in 26% of Bourne End, which at the time of the acquisition had approximately GBP 169.6 million of assets and GBP 123.1 million of debt.  The real estate assets consisted of 1.7 million square feet in fifteen shopping centers located in the United Kingdom.  Bourne End sold all of these properties between the date of the acquisition and 2006 and distributed the net proceeds to the investors.  Since the sale of the last property in 2006, Bourne End has been proceeding toward final liquidation.  In the first quarter of 2008, Bourne End revised its estimates of accrued liabilities associated with its final liquidation, and the Company was notified that it had been allocated an additional $0.2 million that is expected to be distributed in the second quarter of 2008.  As a result, the Company recognized $0.2 million in income from equity investees during the quarter ended March 31, 2008.

NOTE 3 — COMMITMENTS, CONTINGENCIES & OFF-BALANCE SHEET RISK

Warlick complaints

On October 16, 2006, Fatburger Holdings, Inc., Fatburger Corporation and Fatburger North America, Inc. filed suit against Keith A. Warlick (“Warlick”) the former Chief Executive Officer of Fatburger Holdings, Inc. and Fatburger Corporation. Warlick’s employment with Fatburger was terminated on September 21, 2006 by resolution of the board of directors of Fatburger Holdings, Inc. The Fatburger companies initiated the lawsuit to recover damages from Warlick arising from wrongful acts and conduct during and after his employment, and are asserting claims for:  breach of contract, breach of duty of loyalty, breach of fiduciary duty, conversion — embezzlement; fraud/commencement; intentional interference with contractual relations, and equitable indemnity.  Warlick filed an answer to the lawsuit denying the allegations and included a Cross-complaint against Fatburger Holdings, Inc., Fatburger Corporation, Fatburger North America, Inc., Fog Cutter Capital Group, Inc., and Andrew Wiederhorn (“Cross-Defendants”), for breach of contract, employment discrimination based on race and retaliation, wrongful termination and defamation — slander without any specification of damages.  On a motion filed by the Cross-Defendants, the Court dismissed Warlick’s cross-claim for employment discrimination based on race and retaliation.  In further response Warlick initiated a second lawsuit against the Company, various Fatburger companies, and members of the Fatburger board of directors, which is set out below. The defendants to the Cross-complaint filed by Warlick dispute the allegations of the cross-complaint and intend to vigorously defend against the cross-complaint.  The case currently has a trial date of June 30, 2008, but that date is expected to be continued into the future.

On February 6, 2007, Warlick, his wife, and a limited liability company controlled by Warlick, each of whom is a minority shareholder of Fatburger Holdings, Inc., filed a complaint against various Fatburger entities, the Company, Andrew Wiederhorn, and members of the Fatburger board of directors. The complaint alleges fraud, negligent misrepresentation against Wiederhorn and the Company, and breach of contract and breach of fiduciary duty against all the defendants, related to business transactions which the plaintiff’s allege were not in the best interests of Fatburger Holdings, Inc., or the plaintiff minority shareholders. The defendants dispute the allegations of the lawsuit and intend to vigorously defend against the claims.  The case is in the early stages of discovery.

Other litigation

The Company is involved in various other legal proceedings occurring in the ordinary course of business which management believes will not have a material adverse effect on the consolidated financial condition or operations of the Company.

Liquidity

As of March 31, 2008, borrowings related to the Company’s property holdings in Barcelona, Spain of $1.1 million were reflected as current liabilities in the accompanying Consolidated Statements of Financial Condition due to management’s intention to sell these properties and repay the related debt at the time of sale.  The sale of real estate and other investments is considered to be a normal, recurring part of operations and management expects these transactions to generate adequate cash flow to meet the Company’s liquidity needs for the 2008 fiscal year.

Fatburger Debt Covenant

At December 31, 2007, Fatburger was not in compliance with all obligations under the agreements evidencing its indebtedness, as defined in the applicable agreements, due to its failure to meet the prescribed fixed charge coverage ratio and the prescribed debt-coverage ratio in three notes payable.  As it has in the past, the lender subsequently issued a waiver of the covenant violations at December 31, 2007.  The next measurement date for compliance with this covenant is December 31, 2008.

Restricted cash balance

At March 31, 2008, $0.1 million of the Company’s cash balance was in a restricted certificate of deposit as security on an office lease.

Dividends

The Company does not have a fixed dividend policy, and may declare and pay new dividends on common stock, subject to financial condition, results of operations, capital requirements and other factors deemed relevant by the Board of Directors.  One factor the Board of Directors may consider is the impact of dividends on the Company’s liquidity.  No dividends were declared in the quarter ended March 31, 2008.

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

Centrisoft operations

The Company expects that Centrisoft will require capital resources and have negative cash flow in the near term.  There can be no assurance that Centrisoft will be successful in attracting a significant customer base.  Centrisoft is currently marketing its software to potential customers primarily through re-seller relationships.  There can be no assurance that Centrisoft will be successful in generating sufficient cash flow to support its own operations in the near term.

Other

In order to facilitate the development of franchise locations, as of March 31, 2008, Fatburger had guaranteed the annual minimum lease payments of two restaurant sites owned and operated by franchisees.  The guarantees approximate $0.7 million plus certain contingent rental payments as defined in the respective leases.  These leases expire at various times through 2015.  As of March 31, 2008, management was not aware of any event or demand that was likely to trigger the guarantee by Fatburger.

Management may utilize a wide variety of financial techniques to assist in the management of currency risk, including currency swaps, options, and forwards, or combinations thereof.  No such currency hedging techniques were used in the three months ended March 31, 2008.

There were no other off balance sheet arrangements used in the three months ended March 31, 2008.

NOTE 4 — STOCK OPTIONS AND RIGHTS

The Company has a stock option plan (the “Option Plan”) which provides for options to purchase shares of the Company’s common stock.  The maximum number of shares of common stock that may be issued pursuant to options granted under the Option Plan is 3,500,000.  Newly elected independent directors automatically receive 5,000 options on the day they join the Board of Directors.  Additionally, each independent director receives, on the last day of each quarter, an automatic non-statutory option grant to purchase 1,500 shares of common stock at 110% of the fair market value on that day.  Automatic grants vest one third on each of the first three anniversaries of the grant date and expire on the tenth anniversary of the grant date.  The Company granted a total of 4,500 options to its independent directors in the three months ending March 31, 2008.  The resignation of certain Managers (as defined by the Option Plan) resulted in the forfeiture of 50,000 unvested options in the three months ended March 31, 2008.

There were no options granted with exercise prices below the market value of the stock at the grant date.  Fair values for 2008 were estimated using the Black-Scholes option-pricing model with the following weighted average assumptions used: 0% dividend yield, expected volatility of 116%, risk-free interest rate of 4.7% and expected lives of ten years.

A summary of our stock options activity for the three months ended March 31, 2008 is presented below:

	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2008	3,246,333	$1.57
Granted	4,500	$0.99
Exercised	—	$—
Cancelled/forfeited	(50,000)	$2.20
Outstanding at March 31, 2008	3,200,833	$1.56

A summary of our stock options outstanding as of March 31, 2008 is presented below:

Range of Exercise Prices	Shares	Weighted Average Remaining Life	Weighted Average Exercise Price
$1.00 – 2.00	2,626,500	8.8	$1.32
$2.01 – 4.00	530,000	9.2	$2.48
$4.01 – 8.00	44,333	6.2	$4.55
Total	3,200,833	8.8	$1.56

NOTE 5 — VARIABLE INTEREST ENTITIES

As of March 31, 2008, the Company has loaned $10.3 million to two related Spanish entities formed to purchase, reposition and sell apartment buildings in Barcelona, Spain.  Under the terms of the loans, the investments meet the definition of a Variable Interest Entity (“VIE”) under FASB Interpretation No. 46 (“FIN 46”) and the Company is the primary beneficiary of the VIE.  As a result, the assets, liabilities, and results of operations of the VIE have been consolidated into the accompanying consolidated financial statements.  Neither the creditors nor the other beneficial interest holders have recourse to the Company with regard to these investments.

The VIE currently owns two apartment buildings, consisting of 33 residential units with a carrying value of approximately $9.0 million, including capital improvements and carrying costs.  The two properties met the criteria to be classified as “held for sale” and were classified as such on the Statement of Financial Condition at March 31, 2008.

The Company has recorded a market value impairment of $0.2 million on one of the properties in the three months ended March 31, 2008.  The fair value of this property was estimated using significant observable inputs other than quoted prices (Level 2 inputs per SFAS 157), including prior sale offers on the property, current sale negotiations for the property, and market prices for similar properties in the Barcelona, Spain market.

Assets and liabilities of the VIE included in the accompanying consolidated statements of financial condition are summarized as follows:

Investment in real estate, held for sale, net	$9,005,000
Other assets	2,000
Borrowings and notes payable (included in current liabilities at March 31, 2008)	1,079,000
Accrued expenses and other liabilities	20,000
Minority interest	434,000

NOTE 6 — LOANS TO SENIOR EXECUTIVES

Prior to the passage of the Sarbanes-Oxley Act of 2002, the Company’s employment agreement with its Chief Executive Officer, Andrew Wiederhorn, allowed him to borrow a specified maximum amount from the Company to purchase shares of common stock.  The loans were full recourse to the borrower and bore interest at the prime rate.  The total amount of loans receivable from Mr. Wiederhorn, including compounded interest, was $1.1 million at December 31, 2007.  The loans matured on February 21, 2007, and were repaid in full, including interest, on February 21, 2008.

NOTE 7 — INVENTORIES

Inventories relate primarily to the Company’s DAC subsidiary and consist of the following:

	March 31, 2008	December 31, 2007
	(dollars in thousands)

Raw materials	$1,494	$1,565
Work in progress	1,412	772
Finished goods	199	168
Total inventories	$3,105	$2,505

NOTE 8 — ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following:

	March 31, 2008	December 31, 2007
	(dollars in thousands)
Accounts payable	$9,310	$9,075
Sales deposits	1,916	1,478
Accrued wages, bonus and commissions	611	626
Other	4,511	2,081
Total accrued expenses and other liabilities	$16,348	$13,260

At March 31, 2008, other accrued liabilities include the accrual of management fees ($1.7 million) and option commitment fee ($0.7 million), both associated with the sale of FCRI.

NOTE 9 — OPERATING SEGMENTS

Operating segments consist of (i) restaurant operations conducted through Fatburger, (ii) manufacturing activities conducted through DAC International, (iii) real estate and financing activities, and (iv) software development and sales conducted through Centrisoft Corporation.  Each segment operates with its own management and personnel.  The Company allocates certain corporate expenses to Fatburger through a management fee to reflect management’s increased involvement in the restaurant operations and to more closely represent the true costs of restaurant operations in the appropriate segment reporting.  The management fee is eliminated upon consolidation.  The following is a summary of each of the operating segments:

Restaurant operations

As of March 31, 2008, the Company owned approximately 82% of the voting control of Fatburger, which operates or franchises 96 hamburger restaurants located primarily in California and Nevada, as well as 15 other states, Canada, and China.  Franchisees currently own and operate 55 of the Fatburger locations.  Four new franchise restaurants were opened during the three months ended March 31, 2008.  In the three months ended March 31, 2008, Fatburger acquired the net assets of two franchise locations and converted them to company-owned locations.

	Three months ended March 31,
	2008	2007
	(dollars in thousands)

Company-owned restaurant sales	$7,933	$7,602
Royalty revenue	541	519
Franchise fee revenue	104	20
Total revenue	8,578	8,141

Cost of sales	(4,687)	(4,411)
Depreciation and amortization	(536)	(534)
Other general & administrative costs	(3,992)	(3,888)
Interest expense	(196)	(214)
Management allocation	(526)	(535)
Minority interest in losses	83	35
Segment loss	$(1,276)	$(1,406)

Capital expenditures	$145	$244
Segment assets	$21,856	$22,219
Minority interests	$567	$68

Manufacturing operations

The Company conducts manufacturing activities through its wholly-owned subsidiary, DAC International.  DAC is a supplier of computer controlled lathes and milling machinery for the production of eyeglass, contact, and intraocular lenses.

	Three months ended March 31,
	2008	2007
	(dollars in thousands)

Manufacturing sales	$2,233	$2,313
Cost of sales	(1,327)	(1,376)
Engineering and development	(281)	(235)
Depreciation and amortization	(23)	(24)
Other general & administrative costs	(786)	(622)
Interest expense	(8)	(3)
Other non-operating income	18	14
Segment income (loss)	$(174)	$67

Capital expenditures	$193	$45
Segment assets	$5,754	$5,480

Real estate and financing operations

The Company owns various interests in real estate and notes receivable.  At March 31, 2008, real estate is comprised of ownership two apartment buildings located in Barcelona, Spain.  At March 31, 2008, notes receivable have a carrying value of $0.6 million and are primarily secured by real estate.

	Three months ended March 31,
	2008	2007
	(dollars in thousands)

Rental income	$—	$—
Operating expenses	—	—
Depreciation and amortization	—	(3)
Other general & administrative costs	(1)	(19)
Interest income	32	43
Interest expense	(527)	(408)
Other non-operating income	587	67
Market value impairment reserves	(153)	—
Equity in loss of equity investees	200	—
Segment income (loss)	$138	$(320)

Capital expenditures	$—	$—
Segment assets	$12,034	$16,115
Investment in equity investees	$200	$—
Minority interests	$434	$367

Other non-operating income for the three months ended March 31, 2008 is primarily composed of foreign currency gains of $0.6 million, compared to foreign currency gains of $0.1 million for the three months ended March 31, 2007.

Software development and sales operations

The Company holds a 79% ownership interest in Centrisoft, which conducts software development and sales activities.  Centrisoft develops and sells software that controls and enhances the productivity of enterprise networks and provides first level security against unauthorized applications and users.

	Three months ended March 31,
	2008	2007
	(dollars in thousands)

Software sales	$102	$4
Engineering and development	(80)	(151)
Depreciation and amortization	(109)	(112)
Other general & administrative costs	(114)	(221)
Interest expense	(293)	(268)
Segment loss	$(494)	$(748)

Capital expenditures	$—	$—
Segment assets	$2,081	$3,534

Reconciliation to total net loss

	Three months ended March 31,
	2008	2007
	(dollars in thousands)

Segment loss from operations	$(1,806)	$(2,407)
Corporate expenses	(3,892)	(4,747)
Elimination of intercompany charges	818	790
Income tax benefit	51	—
Income from discontinued operations	4,392	2,713
Net loss	$(437)	$(3,651)

NOTE 10 — DISCONTINUED OPERATIONS

In February 2008, the Company sold FCRI, a wholly-owned subsidiary that held the Company’s leased real estate portfolio.  At the time of sale, this portfolio was comprised of leasehold interests in 72 freestanding retail buildings located throughout the United States.  Prior to reclassification, the leased real estate portfolio was part of the Real Estate and Financing Operations segment.  The following represents the results of operations during the time of the Company’s ownership of FCRI:

	Three months ended March 31,
	2008	2007
	(dollars in thousands)

Operating revenue	$610	$935
Operating expenses	(240)	(387)
Depreciation and amortization	(39)	(108)
Operating margin	331	440

General and administrative expenses	(7)	(32)
Interest expense	(157)	(220)
Other non-operating income	8	11
Gain on sale of discontinued real estate operations	4,217	—
Income from discontinued real estate operations	$4,392	$199

Capital expenditures	$20	$65
Segment assets	—	11,725

Prior to February 2007, the Company held a 51% ownership interest in George Elkins, a California commercial mortgage banking operation.  In December 2006, the Company reached an agreement to sell George Elkins to a third party and the sale closed in February 2007.  The Company received $2.9 million for its portion of the proceeds and recorded a gain on sale of $2.5 million.  As such, results from operations of George Elkins for the three months ended March 31, 2007 have been classified as discontinued operations.  Prior to disposal, George Elkins was a reportable segment of the Company’s operations.  The following represents the results of operations during the time of the Company’s ownership of George Elkins:

	Three months ended March 31,
	2008	2007
	(dollars in thousands)

Loan brokerage fees	$—	$1,673
Loan servicing fees	—	134
Total revenue	—	1,807

Depreciation and amortization	—	(4)
Other general & administrative costs	—	(1,811)
Interest income	—	2
Other non-operating income	—	13
Minority interest in earnings	—	15
Gain on sale of discontinued mortgage banking operations	—	2,492
Income from discontinued mortgage banking operations	$—	$2,514

Capital expenditures	$—	$—
Segment assets	$—	$—
Minority interests	$—	$—

NOTE 11 — SUBSEQUENT EVENTS

Restaurant openings

Subsequent to March 31, 2008, Fatburger opened one additional franchise location.

Borrowings on notes payable

Subsequent to March 31, 2008, the Company borrowed $2.0 million through a note payable secured primarily by the Company’s interest in Fatburger.  The note bears interest at a fixed rate of 24.0%, one half of which is due monthly in arrears, the other half being due at the note’ scheduled maturity date.  The note is due on or before December 31, 2008.

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

Executive Overview

Business overview

Fog Cutter Capital Group Inc. is primarily engaged in the operations of its Fatburger Holdings, Inc. (“Fatburger”) restaurant business.  We acquired the controlling interest in Fatburger in August 2003 and currently own 82% voting control.  Fatburger, “The Last Great Hamburger Stand”®, opened its first restaurant in Los Angeles in 1952.  As of March 31, 2008, there were 96 Fatburger restaurants located in 15 states and in Canada and China.  The restaurants specialize in fresh, made to order hamburgers and other specialty sandwiches.  French fries, homemade onion rings, hand-scooped ice cream shakes and soft drinks round out the menu.

We plan to open additional Fatburger restaurants throughout the United States and internationally, including Canada, China and the United Arab Emirates.  We intend to continue to open company-owned restaurants in strategic markets and increase the number of franchised locations in the U.S. and internationally.  Franchisees currently own and operate 55 of the Fatburger locations and we have agreements for approximately 245 new franchise locations.  Many factors affect our ability to open new franchise locations and we expect that it will take several years for our current franchisees to open all of their restaurant locations.  As is typical for our industry, the identification of qualified franchisees and quality locations has an impact on the rate of growth in the number of our restaurants.

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

Significant events

The following significant events affected our operations for the three months ended March 31, 2008:

•                  Restaurant openings — During the three months ended March 31, 2008, Fatburger opened four additional franchise locations.  In addition, two locations were converted from franchise-owned to company-owned restaurants.

•                  Discontinued operations — In February 2008, we sold a wholly-owned subsidiary, Fog Cap Retail Investors LLC (“FCRI”), which held our leased real estate portfolio.  The sales price for the FCRI membership interests was $8.5 million and was paid in cash.  A portion of the proceeds were used to repay $4.2 million of existing debt.  We recorded a gain on sale of $4.2 million as a result of the transaction.  We also entered into an option agreement with the buyer that gives us the right, but not the obligation, to re-acquire all of the membership interests in FCRI.  The option period is for two years beginning February 15, 2008.  Under certain circumstances after December 31, 2008, the buyer may accelerate the termination of the option period upon thirty days notice.  The exercise price increases over the option period from approximately $9.7 million currently to $11.3 million after February 28, 2010.  The option commitment fee was $850,000 and is payable by us in installments over the option period.  Management has determined that the option exercise prices are significantly higher than the expected value during the option period.  Therefore, the option has been assigned no value as it is not anticipated that it will provide a future economic benefit to us.  The $850,000 option commitment fee reduced the gain on sale.

•                  Repayment of notes payable — In February 2008, we used part of the proceeds from the sale of FCRI to repay one note payable in the amount of $4.2 million.  The note had a carrying value of $4.0 million at December 31, 2007 and was secured by FCRI.

•                  Income from equity investee — In December 2000, we organized and led a group of investors to purchase all of the outstanding capital stock of Bourne End Properties Plc (“Bourne End”), a specialist investor in retail property.  We invested in 26% of Bourne End, which at the time of the acquisition had approximately GBP 169.6 million of assets and GBP 123.1 million of debt.  The real estate assets consisted of 1.7 million square feet in fifteen shopping centers located in the United Kingdom.  Bourne End sold all of these properties between the date of the acquisition and 2006 and distributed the net proceeds to the investors.  Since the sale of the last property in 2006, Bourne End has been proceeding toward final liquidation.  In the first quarter of 2008, Bourne End revised its estimates of accrued liabilities associated with its final liquidation, and we were notified that we had been allocated an additional $0.2 million that is expected to be distributed in the second quarter of 2008.  As a result, we recognized $0.2 million in income from equity investees during the quarter ended March 31, 2008.

Results of operations

We have incurred net losses from continuing operations as follows:

	Three months ended March 31,
	2008	2007
	(dollars in thousands, except per share data)
Net loss	$(4,829)	$(6,364)
Net loss per share	$(0.60)	$(0.80)

Our net loss from continuing operations was $4.8 million (or $0.60 per share) for the three months ended March 31, 2008, compared to $6.4 million (or $0.80 per share) for the same period in the prior year.  The loss is primarily due to operating expenses associated with our management infrastructure.  We have put in place a management structure which we believe will enable us to significantly expand our operations, notably our Fatburger subsidiary.  However, until the growth is realized, the cost of our management structure will be borne by our existing operations.

The following sections describe the results of operations of our operating segments for the three months ended March 31, 2008 and 2007.

Restaurant segment operations

The following table shows our operating margin for company-owned restaurants for the three months ended March 31, 2008 and 2007:

	Three months ended March 31,
	2008	2007
	(% to Company-owned restaurant sales)
Restaurant sales:
Company-owned restaurant sales	100.0%	100.0%
Cost of sales — food, paper, merchandise	(25.3%)	(24.0%)
Cost of sales — wages and benefits	(33.8%)	(34.0%)
Restaurant depreciation and amortization	(6.0%)	(6.2%)
Operating margin (restaurant sales only)	34.9%	35.8%

The following table shows our total operating results from the restaurant segment for the three months ended March 31, 2008 and 2007:

	Three months ended March 31,
	2008	2007
	(% to total revenue)
Total restaurant operations:
Company-owned restaurant sales	92.5%	93.4%
Royalty revenue	6.3%	6.4%
Franchise fee revenue	1.2%	0.2%
Total revenue	100.0%	100.0%

Cost of sales	(60.2%)	(60.0%)
General & administrative costs	(47.2%)	(48.5%)
Interest expense	(2.3%)	(2.6%)
Management allocation	(6.2%)	(6.6%)
Minority interest in losses	1.0%	0.4%
Segment loss	(14.9%)	(17.3%)

For the three months ended March 31, 2008, company-owned restaurant sales increased 4.0% to $7.9 million from $7.6 million for the same period in 2007.  This increase was primarily the result of the addition of four company-owned restaurants in the last half of 2007 and two more stores in the first quarter of 2008.  Same store sales for company-owned restaurants open during all of 2007 decreased 8.5% for the first three months of 2008 compared to the same period in 2007.  The operating margin as a percentage of sales for company-owned locations decreased to 34.9% in 2008 from 35.8% in 2007 due to increased food and paper costs as a percentage of company owned restaurant sales.

Royalty revenue remained stable at $0.5 million for the first three months of 2008 compared to the same period in 2007.  We added four franchise location during the three months ended March 31, 2008, and two locations were converted from franchise to company-owned restaurants.  The net increase in franchise locations was offset by a decrease of 13.2% in same store sales for franchise restaurants for the first three months of 2008 compared to the same period in 2007.

System-wide same store sales decreased 10.9% for stores open during all of 2007 during the first three months of 2008 compared to the same period in 2007.  Our loss from restaurant operations was 14.9% of total revenue for the three months ended March 31, 2008 compared to 17.3% for the same period in 2007.  The change is due to decreased general and administrative expenses as we attempt to control our costs while still expanding the Fatburger brand.

We plan to open additional Fatburger restaurants throughout the United States and internationally, including Canada, China and the United Arab Emirates.  We intend to continue to open company-owned restaurants in strategic markets and increase the number of franchised locations in the U.S. and internationally.  Fatburger has opened a total of 47 restaurant locations since our acquisition in 2003.  As is typical for our industry, the identification of qualified franchisees and quality locations has an impact on the rate of growth in the number of our restaurants.

Manufacturing segment operations

	Three months ended March 31,
	2008	2007
	(% to total revenue)
Manufacturing sales	100.0%	100.0%
Manufacturing cost of sales	(59.4%)	(59.5%)

Engineering and development	(12.6%)	(10.2%)
Operating margin	28.0%	30.3%

Compensation expense	(25.1%)	(18.1%)
Depreciation expense	(1.0%)	(1.1%)
Other operating expense	(9.7%)	(8.2%)
Segment income (loss)	(7.8%)	2.9%

Total revenue for this segment was $2.2 million for the three months ended March 31, 2008, compared to $2.3 million for the same period in 2007.  Net loss for this segment was $0.2 million for the first three months of 2008, compared to $0.1 for the same period in 2007.  In order to focus our efforts on our restaurant segment, we intend to sell our equity position in DAC for an amount higher than our net investment.  If we were to sell this segment, it would decrease our net revenue.  There can be no assurance that we will be able to sell this segment for a profit.

Real estate and finance segment operations

Real estate operations:	Three months ended March 31,
	2008	2007
	(dollars in thousands)

Operating revenue	$—	$—
Operating expenses	—	—
Depreciation and amortization	—	(3)
Operating margin	—	(3)

General and administrative expenses	—	(6)
Interest expense	(136)	(119)
Market value impairment reserve	(153)	—
Loss from real estate operations	$(289)	$(128)

In February 2008, we sold FCRI, our wholly-owned subsidiary that held our leased real estate portfolio.  The sales price was $8.5 million and we recorded a gain on sale of $4.2 million.  Results of operations from FCRI for the three months ended March 31, 2007 (including the gain on sale) have been reclassified as discontinued operations.  Our remaining real estate investments consist of two apartment buildings in Barcelona, Spain, which have been classified as held for sale.

Interest income – Our interest income for the first quarter of both 2008 and 2007 was less than $0.1 million.

Foreign exchange gains – Changes in foreign currency exchange rates resulted in a net gain of approximately $0.6 million in this segment for the three months ended March 31, 2008, compared to $0.1 million for the same period in 2007.  At March 31, 2008, approximately 20% of our total assets and 4% of our total liabilities were denominated in the euro.  See Item 3 — Quantitative and Qualitative Disclosures about Market Risk for further analysis.

Other non-operating income – In the three months ended March 31, 2008, we had equity in income of equity investee of $0.2 million.  There was no comparable income from equity investees in 2007.

Software development and sales segment operations

	Three months ended March 31,
	2008	2007
	(dollars in thousands)
Software sales	$102	$4
Engineering and development	(80)	(151)
Compensation expense	(49)	(108)
Depreciation expense	(109)	(112)
Other operating expense	(65)	(113)
Interest expense	(293)	(268)
Segment loss	$(494)	$(748)

Total revenue for this segment was $0.1 million for each the three months ended March 31, 2008 and less than $0.1 million for the same period of 2007.  Segment loss was approximately $0.5 million for the first quarter of 2008 and $0.8 million for the same period of 2007.  Interest expense for this segment is primarily due to Fog Cutter and is eliminated upon consolidation.  In order to focus our efforts on our restaurant segment, we intend to sell all, or a portion of, our equity position in or the assets of Centrisoft.  If we were to sell this segment, we believe that it would have a positive effect on our cash flow and decrease our net loss.  There can be no assurance that we will be able to sell this segment, in which case we may consider liquidating the subsidiary and selling the rights to the Centrisoft software.

Corporate expenses

	Three months ended March 31,
	2008	2007
	(dollars in thousands)
Compensation and employee benefits	$2,730	$3,564
Professional fees	448	292
Travel and entertainment	350	429
Insurance	96	136
Directors fees	94	124
Occupancy costs	38	44
Other expenses	136	158
Total operating expenses	$3,892	$4,747

For the three months ended March 31, 2008, we incurred corporate operating expenses of $3.9 million, compared to $4.7 million for the same period in 2006.  This decrease is primarily due to a decrease in compensation expenses.  Corporate expenses for the first quarter of 2008 also include $0.3 million for share based payments accounted for under FAS 123R, compared to $0.4 million for the same period in 2007.

Management allocation and other intercompany charges

In 2006, as we focused our efforts on the Fatburger segment we began allocating a portion of our corporate expenses to our restaurant segment to more accurately reflect the operating results of that segment.  This allocation was $0.5 million for the three months ended March 31, 2008 and 2007.  This allocation is eliminated upon consolidation on the Consolidated Statements of Operations.  Other intercompany charges, including intercompany interest expense, are eliminated upon consolidation, and totaled $0.3 million for the three months ended March 31, 2008 and 2007.

Income taxes

During the three months ended March 31, 2008 and 2007, a provision for income taxes was not required due to the net operating loss generated during the period.  We recorded a tax benefit of less than $0.1 million to recognize tax refunds received in the first quarter of 2008 on prior taxes paid.

Discontinued operations

In February 2008, we sold our wholly-owned subsidiary, FCRI which held our leased real estate portfolio.  At the time of sale, this portfolio was comprised of leasehold interests in 72 freestanding retail buildings located throughout the United States.  Prior to reclassification, the leased real estate portfolio was part of our Real Estate and Financing Operations segment.  The following represents the results of operations during the time of our ownership of FCRI:

	Three months ended March 31,
	2008	2007
	(dollars in thousands)
Operating revenue	$610	$935
Operating expenses	(240)	(387)
Depreciation and amortization	(39)	(108)
Operating margin	331	440

General and administrative expenses	(7)	(32)
Interest expense	(157)	(220)
Other non-operating income	8	11
Gain on sale of discontinued real estate operations	4,217	—
Income from discontinued real estate operations	$4,392	$199

Capital expenditures	$20	$65
Segment assets	—	11,725

In December, we and our 49% partners reached an agreement to sell our ownership interest in George Elkins, a California commercial mortgage banking operation.  The sale closed in February 2007.  As such, results from operations of George Elkins for the three months ended March 31, 2007 have been classified as discontinued operations.  Prior to the decision to sell George Elkins, it was a reportable segment of our operations.  The following represents the results of operations during the time of our ownership of George Elkins:

	Three months ended March 31,
	2008	2007
	(dollars in thousands)
Total revenue	$—	$1,807
Compensation expense	—	(1,534)
Other operating expense	—	(281)
Non-operating income	—	17
Gain on sale of discontinued operations	—	2,492
Minority interest in earnings	—	13
Segment income	$—	$2,514

Changes in financial condition

Our assets, liabilities and stockholders’ equity can be summarized as follows:

	March 31, 2008	December 31, 2007
	(dollars in thousands)
Total assets	$41,725	$53,769
Total liabilities	$38,835	51,072
Total minority interests	$1,001	701
Total stockholders’ equity	$1,889	1,996

The decrease in total assets during the first three months of 2008 is primarily due to the disposal of our FCRI subsidiary, which was classified as held for sale at December 31, 2007.  Total liabilities decreased over the first three months of 2008 for the same reason.  The cash received from the disposal of FCRI was used to repay one note payable and to support our operating activities.  Stockholders’ equity decreased during the first quarter of 2008 by approximately $0.1 million, mainly resulting from our net loss of $0.4 million, partially offset by share based compensation of $0.3 million.  These changes are described in more detail as follows:

Cash

Our cash decreased $0.2 million from December 31, 2007 to March 31, 2008.  Significant sources and uses of cash during the quarter include:

•                  $4.7 million of cash used in operations – comprised primarily of our net loss from continuing operations of $4.8 million adjusted for net non-cash items of $0.2 million;

•                  $0.8 million of cash provided by investing activities – comprised of $1.1 received on payments on notes receivable, partially offset by $0.4 million invested in restaurant assets and other property, plant & equipment;

•                  $3.8 million of cash used in financing activities – includes payments on borrowings of $4.7 million, partially offset by proceeds from borrowings and capital leases of $0.5 million and $0.4 million invested by minority interests; and

•                  $7.5 million net cash inflow from discontinued operations.

Net investments in real estate, and related liabilities

Our investments in real estate can be summarized as follows:

	March 31, 2008	December 31, 2007
	(dollars in thousands)
US based investments — held for sale (1):
Purchase price / improvements	$—	$13,338
Accumulated depreciation and amortization	—	(2,143)
Net book value	—	11,195
Foreign-based investments — held for sale (2):
Purchase price / improvements	9,005	8,463

Total investments in real estate, net	$9,005	$19,658

(1)                  Includes 32 commercial properties under capital lease throughout the United States at December 31, 2007.

(2)                  Includes 2 apartment buildings in Barcelona, Spain at March 31, 2008 and December 31, 2007.

Borrowings related to our investments in real estate were as follows:

	March 31, 2008	December 31, 2007
	(dollars in thousands)
Obligations on real estate under capital lease	$—	$9,994
Borrowings on Barcelona properties	3,579	3,505
Total borrowings related to real estate	$3,579	$13,499

Investments in properties under capital lease (and the related capital lease obligations) decreased to zero at March 31, 2008 due to the sale of our FCRI subsidiary which held our leased real estate portfolio.  Our investment in apartment buildings in Barcelona, Spain increased $0.5 million since December 31, 2007.  This was primarily the result of increases in unrealized foreign currency translation of $0.6 million, partially offset by a market value impairment reserve of approximately $0.2 million.

Net property, plant and equipment

Net property, plant and equipment decreased $0.2 million at March 31, 2008 compared to December 31, 2007, primarily due to scheduled monthly depreciation on those assets.  Obligations on property, plant, and equipment under capital lease remained stable at $0.1 million at March 31, 2008 compared to December 31, 2007.

Goodwill and net intangible assets

	March 31, 2008	December 31, 2007
	(dollars in thousands)
Goodwill — Fatburger	$7,063	$7,063
Goodwill — Centrisoft	999	999
Goodwill — DAC International	1,464	1,464
Total goodwill	$9,526	9,526

Net intangible assets — Fatburger	$4,709	4,756
Net intangible assets — Centrisoft	208	230
Total net intangible assets	$4,917	4,986

Net intangible assets decreased less than $0.1 million in the three months ended March 31, 2008 due to monthly amortization of those assets.  Net intangible assets at March 31, 2008 consists of trademark rights of approximately $4.0 million, franchise agreements of approximately $0.4 million, re-seller contracts for Centrisoft of approximately $0.2 million, and other miscellaneous intangible assets of approximately $0.3 million.  We do not believe that there is any impairment of goodwill or net intangible assets at March 31, 2008.

Notes receivable

As of March 31, 2008, our notes receivable portfolio (excluding loans to senior executives) consists of three individual loans with a combined carrying value of $0.6 million.  Two of the loans are secured by real estate consisting of commercial property located in Texas and Arizona, and one loan is secured by stock in a restaurant business.  The loans have a weighted average interest rate (excluding fees and points) of 14.6% and a weighted average maturity of six months.

Loans to senior executives

As of December 31, 2007, we had two loans to our Chairman and Chief Executive Officer, Andrew Wiederhorn, for a total of $1.1 million.  Both loans were made on February 21, 2002 (prior to the passage of the Sarbanes-Oxley Act of 2002).  The loans matured on February 21, 2007, and bore interest at the prime rate, as published in the Wall Street Journal, which interest was added to the principal.  The loans were repaid in full, including interest, on February 21, 2008.

Other assets

	March 31, 2008	December 31, 2007
	(dollars in thousands)
Trade receivables	$1,217	$1,491

Inventories	$3,105	$2,505

Other current assets:
Prepaid expenses	$396	$534
Other	2	2
Total other current assets	$398	$536

Other assets:
Software costs	$795	$879
Security deposits	660	646
Capitalized finance fees	260	269
Other	89	93
Total other assets	$1,804	$1,887

Assets held for sale:
Current assets held for sale	$—	$66
Other assets held for sale	—	21

Trade receivables and inventories at March 31, 2008 relate primarily to the operations of DAC.

Deferred income

Our deferred income relating to the collection of unearned Fatburger franchise fees was substantially unchanged at $5.2 million at March 31, 2008, compared to December 31, 2007.  This was the result of the collection of $0.1 million in new franchise fees, offset by the recognition of $0.1 million in franchise revenue.  As of March 31, 2008, nearly all of the deferred income was comprised of the non-refundable franchise fee received by Fatburger for each future franchise location.  These initial fees generally represent half of the total fee per location.  The balance of the franchise fee (approximately an additional $5.2 million) will be collected in the future when leases on these specific franchise locations are signed.

Notes payable

As of March 31, 2008, our notes payable (excluding borrowings on real estate) totaled $11.7 million, including $7.1 million of debt held at Fatburger, $0.7 million at Centrisoft, and $0.5 million at DAC.  This compares to $15.8 million at December 31, 2007.  The decrease was primarily due to the repayment of one note payable with a carrying value of $4.0 million at December 31, 2007.

Accounts payable and accrued liabilities

Accounts payable and accrued liabilities totaled $16.3 million at March 31, 2008, compared with $13.3 million at December 31, 2007, and consisted of the following:

	March 31, 2008	December 31, 2007
	(dollars in thousands)
Accounts payable	$9,310	$9,075
Sales deposits	1,916	1,478
Accrued wages, bonus and commissions	611	626
Other	4,511	2,081
Total accrued expenses and other liabilities	$16,348	$13,260

Current liabilities associated with assets held for sale	$—	$1,232

The increase in other payables was primarily the result of the accrual of management fees and the option commitment fee associated with the sale of FCRI.

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund business operations, acquisitions, and expansion (including growth of company-owned and franchised restaurant locations), engage in loan acquisition and lending activities and for other general business purposes.  In addition to our cash on hand, our primary sources of funds for liquidity during the first three months of 2008 consisted of cash provided by proceeds from the sale of discontinued operations and the repayments to us from borrowers.  As of March 31, 2008, we had cash or cash equivalents of $1.0 million, which, together with projected borrowings and proceeds from the sales of assets, we believe will be sufficient to meet our current liquidity needs.

At March 31, 2008, we had total consolidated secured indebtedness of $17.3 million, as well as $21.5 million of other liabilities.  Our consolidated secured indebtedness consisted of:

•                  notes payable and other debt of Fatburger of $7.1 million secured by the assets of Fatburger;

•                  $2.0 million in capital leases maturing on or before 2010 which are secured by an aircraft and various restaurant assets;

•                  notes payable of $3.6 million secured by our two Barcelona properties;

•                  $3.4 million of notes payable secured by various assets of the Company;

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

Foreign currency exchange rate risk

Our exposure to foreign currency fluctuations arises mainly from our investment in Barcelona real estate.  As of March 31, 2008, approximately 20% of our total assets and 4% of our total liabilities were denominated in the euro.  We can utilize a wide variety of financial techniques to assist in the management of currency risk, including currency swaps, options, and forwards, or combinations thereof.  No such currency hedging techniques were in use as of March 31, 2008.

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

Fatburger debt covenant

At December 31, 2007, Fatburger was not in compliance with all obligations under the agreements evidencing its indebtedness, as defined in the applicable agreements, due to its failure to meet the prescribed fixed charge coverage ratio and the prescribed debt-coverage ratio in three notes payable.  As it has in the past, the lender subsequently issued a waiver of the covenant violations at December 31, 2007.  The next measurement date for compliance with this covenant is December 31, 2008.

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

Restricted cash balance

At March 31, 2008, $0.1 million of our cash balance was in a restricted certificate of deposit as security on an office lease.

Dividends

While we do not have a fixed dividend policy, we may declare and pay new dividends on our common stock, subject to our financial condition, results of operations, capital requirements and other factors deemed relevant by the Board of Directors.  One factor the Board of Directors may consider is the impact of dividends on our liquidity.  We have not declared or paid any dividends in the first quarter of 2008.

Over-the-counter stock listing

Effective October 14, 2004, our stock began trading in the over-the-counter (“OTC”) market.   Trading of our common stock on the OTC market reduces the liquidity of our common stock compared to quotation on a national market.  Also, the coverage of the Company by security analysts and media is reduced, which we believe results in lower prices for our common stock than might otherwise prevail and also results in increased spreads between the bid and ask prices for our common stock.  Additionally, certain investors will not purchase securities that are not quoted on a national market, which we believe impairs our ability to raise funds through the issuance of common stock or other securities convertible into common stock.

Off Balance Sheet Arrangements

In order to facilitate the development of franchise locations, as of March 31, 2008, Fatburger had guaranteed the annual minimum lease payments of two restaurant sites owned and operated by franchisees.  The guarantees approximate $0.7 million plus certain contingent rental payments as defined in the respective leases.  These leases expire at various times through 2015.  The lease guarantees by Fatburger do not provide us with a material source of liquidity, capital resources or other benefits.  There are no revenues, expenses or cash flows connected with the lease guarantees other than the receipt of normal franchise royalties.  As of March 31, 2008, we were not aware of any event or demand that was likely to trigger the guarantee by Fatburger.

We have various operating leases for office, manufacturing and retail space which expire through 2017.  The leases provide for varying minimum annual rental payments including rent increases and free rent periods.  We have future minimum rental payments under non-cancelable operating leases with initial or remaining terms of one year or more of approximately $25.5 million as of March 31, 2008.

We did not have any other off-balance sheet arrangements in place as of March 31, 2008.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk results from instruments entered into other than for trading purposes and consists primarily of exposure to loss resulting from changes in foreign currency exchange rates, interest rates and commodity prices.

Foreign currency exchange rate risk

Our exposure to foreign currency fluctuations arises mainly from our investment in Barcelona real estate.  As of March 31, 2008, approximately 20% of our total assets and 4% of our total liabilities were denominated in the euro.  The following table illustrates the projected effect on our net asset value as a result of hypothetical changes in foreign currency rates as of March 31, 2008:

Change in foreign exchange rates (1)	Projected change in net asset fair value	Projected percentage change in net asset fair value
Decrease 20%	$(1,364,000)	-47.2%
Decrease 10%	$(682,000)	-23.6%
No Change	$—	0.0%
Increase 10%	$682,000	23.6%
Increase 20%	$1,364,000	47.2%

(1)                  Assumes that uniform percentage changes occur instantaneously in the euro.  A decrease in the foreign exchange rate indicates a strengthening of the U.S. dollar against that currency.  An increase in the foreign exchange rate indicates a weakening of the U.S. dollar against that currency.

We can utilize a wide variety of financial techniques to assist in the management of currency risk, including currency swaps, options, and forwards, or combinations thereof.  No such currency hedging techniques were used during the three months ended March 31, 2008.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities and Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of March 31, 2008, have concluded that our disclosure controls and procedures were effective and designed to ensure that material information relating to us and our consolidated subsidiaries is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

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

Changes in internal control over financial reporting

There were no significant changes in our internal control over financial reporting in connection with an evaluation that occurred during our first fiscal quarter of 2008 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Warlick complaint

Fatburger Holdings, Inc., et al. v. Keith A. Warlick/ Warlick v. Fatburger, et al, Superior Court of California for the County of Los Angeles, Case No. SC 091436.  On October 16, 2006, Fatburger Holdings, Inc., Fatburger Corporation and Fatburger North America, Inc. filed suit against Keith A. Warlick (“Warlick”) the former Chief Executive Officer of Fatburger Holdings, Inc. and Fatburger Corporation. Warlick’s employment with Fatburger was terminated on September 21, 2006 by resolution of the board of directors of Fatburger Holdings, Inc. The Fatburger companies initiated the lawsuit to recover damages from Warlick arising from wrongful acts and conduct during and after his employment, and are asserting claims for:  breach of contract, breach of duty of loyalty, breach of fiduciary duty, conversion — embezzlement; fraud/commencement; intentional interference with contractual relations, and equitable indemnity.  Warlick filed an answer to the lawsuit denying the allegations and included a Cross-complaint against Fatburger Holdings, Inc., Fatburger Corporation, Fatburger North America, Inc., Fog Cutter Capital Group, Inc., and Andrew Wiederhorn (“Cross-Defendants”), for breach of contract, employment discrimination based on race and retaliation, wrongful termination and defamation — slander without any specification of damages.  On a motion filed by the Cross-Defendants, the Court dismissed Warlick’s cross-claim for employment discrimination based on race and retaliation.  In further response Warlick initiated a second lawsuit against the Company, various Fatburger companies, and members of the Fatburger board of directors, which is set out below. The defendants to the Cross-complaint filed by Warlick dispute the allegations of the cross-complaint and intend to vigorously defend against the cross-complaint.  The case currently has a trial date of June 30, 2008, but that date is expected to be continued into the future.

Keith Warlick, et al. v. Fog Cutter Capital Group, et al., Superior Court of California for the County of Los Angeles, Case No. 58365915.  On February 6, 2007, Warlick, his wife, and a limited liability company controlled by Warlick, each of whom is a minority shareholder of Fatburger Holdings, Inc., filed a complaint against various Fatburger entities, the Company, Andrew Wiederhorn, and members of the Fatburger board of directors. The complaint alleges fraud, negligent misrepresentation against Wiederhorn and the Company, and breach of contract and breach of fiduciary duty against all the defendants, related to business transactions which the plaintiff’s allege were not in the best interests of Fatburger Holdings, Inc., or the plaintiff minority shareholders. The defendants dispute the allegations of the lawsuit and intend to vigorously defend against the claims.  The case is in the early stages of discovery.

ITEM 1A.  RISK FACTORS

There have been no material changes in the risk factors set forth in Part I, Item 1A — Risk Factors of our Annual Report as of and for the year ended December 31, 2007 on Form 10-K, as previously filed with the SEC on March 31, 2008.

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

Date:  May 15, 2008

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