Form 10-Q
period 2008-06-30
FOG CUTTER CAPITAL GROUP INC
filed 2008-08-08
CIK 1048566

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐  No☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2008
Common Stock, par value $0.0001 per share	7,954,928 shares

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

PART I — FINANCIAL INFORMATION

ITEM 1.  INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

FOG CUTTER CAPITAL GROUP INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(dollars in thousands, except share data)

	June 30, 2008	December 31, 2007
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$488	$1,131
Accounts receivable	1,329	1,479
Notes receivable, current portion	536	566
Loans to senior executives	—	1,147
Inventories	4,039	2,505
Investments in real estate, held for sale, net	8,566	19,658
Current assets held for sale	—	86
Other current assets	472	528
Total current assets	15,430	27,100

Notes receivable	37	46
Property, plant and equipment, net	9,746	10,184
Intangible assets, net	4,662	4,756
Goodwill	8,528	8,528
Other assets held for sale	—	2,147
Other assets	1,579	1,008
Total assets	$39,982	$53,769

Liabilities and Stockholders’ Equity (Deficit)
Liabilities:
Accounts payable and accrued liabilities	$17,382	$12,645
Current liabilities associated with assets held for sale	—	2,565
Obligations under capital leases on real estate held for sale	—	9,994
Borrowings and notes payable, current portion	10,479	12,256
Obligations under capital leases, current portion	139	141
Total current liabilities	28,000	37,601

Borrowings and notes payable	6,151	6,355
Obligations under capital leases	1,941	1,929
Deferred income	5,207	5,187
Total liabilities	41,299	51,072

Commitments and contingencies
Minority interests in consolidated subsidiaries	881	701

Stockholders’ Equity (Deficit):
Preferred stock, $.0001 par value; 25,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.0001 par value; 200,000,000 shares authorized; 11,757,073 shares issued as of June 30, 2008 and December 31, 2007; 7,954,928 shares outstanding as of June 30, 2008 and December 31, 2007	171,582	170,956
Accumulated deficit	(161,769)	(156,949)
Treasury stock, 3,802,145 common shares as of June 30, 2008 and December 31, 2007, at cost	(12,011)	(12,011)
Total stockholders’ equity (deficit)	(2,198)	1,996
Total liabilities and stockholders’ equity (deficit)	$39,982	$53,769

The accompanying notes are an integral part of these consolidated financial statements.

FOG CUTTER CAPITAL GROUP INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(dollars in thousands, except share data)

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenue:
Restaurant and manufacturing sales	$11,015	$9,675	$21,181	$19,590
Restaurant franchise and royalty fees	659	567	1,304	1,107
Total revenue	11,674	10,242	22,485	20,697

Operating costs and expenses:
Restaurant and manufacturing cost of sales	6,530	5,515	12,544	11,302
Engineering and development	299	233	580	469
Depreciation and amortization	509	441	1,006	916
Total operating costs and expenses	7,338	6,189	14,130	12,687

General and administrative expenses:
Compensation and employee benefits	2,493	2,377	6,547	7,304
Professional fees	851	894	1,710	1,523
Other	4,236	3,975	8,055	7,781
Total general and administrative expenses	7,580	7,246	16,312	16,608

Non-operating income (expense):
Interest income	34	46	71	40
Interest expense	(419)	(320)	(859)	(691)
Other income (expense), net	(468)	22	(21)	152
Total non-operating income (expense)	(853)	(252)	(809)	(499)

Loss before provision for income taxes, minority interests, and equity in income of equity investees	(4,097)	(3,445)	(8,766)	(9,097)

Minority interest in earnings	120	449	204	485
Equity in income of equity investee	17	—	217	—
Income tax benefit	1	—	52	—

Loss from continuing operations	(3,959)	(2,996)	(8,293)	(8,612)

Income (loss) from discontinued operations (including gain on sale of $4,217 in 2008 and $2,492 in 2007)	(424)	(409)	3,473	1,556

Net loss	$(4,383)	$(3,405)	$(4,820)	$(7,056)

Basic loss per share from continuing operations	$(0.50)	$(0.38)	$(1.04)	$(1.08)
Basic earnings per share from discontinued operations	$(0.05)	$(0.05)	$0.44	$0.20
Basic loss per share	$(0.55)	$(0.43)	$(0.60)	$(0.88)
Basic weighted average shares outstanding	7,954,928	7,957,428	7,954,928	7,957,428

Dividends declared per share	$—	$—	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

FOG CUTTER CAPITAL GROUP INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(dollars in thousands, except share data)

	Common Stock		Treasury Stock		Accumulated
	Shares (1)	Amount	Shares	Amount	Deficit	Total
Balance at January 1, 2008	7,954,928	$170,956	3,802,145	$(12,011)	$(156,949)	$1,996
Comprehensive income (loss):
Net loss	—	—	—	—	(4,820)	(4,820)
Stock options expensed in net loss	—	626	—	—	—	626
Balance at June 30, 2008	7,954,928	$171,582	3,802,145	$(12,011)	$(161,769)	$(2,198)

(1)  Issued and outstanding

The accompanying notes are an integral part of these consolidated financial statements.

FOG CUTTER CAPITAL GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(dollars in thousands)

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Cash flows from operating activities:
Net loss	$(4,383)	$(3,405)	$(4,820)	$(7,056)
(Income) loss from discontinued operations	424	409	(3,473)	(1,556)
Loss from continuing operations	(3,959)	(2,996)	(8,293)	(8,612)
Adjustments to reconcile net loss to net operating cash flows:
Equity in income of equity investees	(17)	—	(217)	—
Depreciation and amortization	622	574	1,228	1,183
Foreign currency (gain) loss	44	(138)	(536)	(253)
Share based compensation	296	480	626	906
Market value impairment reserve	446	1,109	599	1,109
Other	(81)	(409)	(129)	(404)
Change in:
Other assets	(1,159)	(528)	(1,308)	(781)
Deferred income	35	255	20	730
Deferred income taxes	—	—	—	(11)
Accounts payable and accrued liabilities	1,955	(216)	1,981	2,226
Net cash used in operating activities	(1,818)	(1,869)	(6,029)	(3,907)

Cash flows from investing activities:
Principal repayments on notes receivable, including loans to senior executives	55	5	1,204	10
Investment in real estate	(26)	(35)	(26)	(89)
Investments in property, plant, and equipment	(618)	(424)	(1,014)	(1,707)
Other	217	(17)	218	(35)
Net cash provided by (used in) investing activities	(372)	(471)	382	(1,821)

Cash flows from financing activities:
Proceeds from borrowings	2,250	1,052	2,750	2,116
Repayments on borrowings	(254)	(33)	(4,908)	(155)
Repayments under capital leases	(18)	(23)	(50)	(48)
Investments by minority interests, net	—	1,075	350	1,100
Other, net	19	39	38	64
Net cash provided by (used in) financing activities	1,997	2,110	(1,820)	3,077

Effect of exchange rate change on cash	(22)	(2)	(22)	(2)
Net change in cash and cash equivalents from continuing operations	(215)	(232)	(7,489)	(2,653)

Net change in cash and cash equivalents from discontinued operations:
Net cash used in operating activities	(251)	(11)	(954)	(268)
Net cash provided by (used in) investing activities	—	(1)	7,879	2,859
Net cash used in financing activities	—	(113)	(79)	(500)
Net change in cash and cash equivalents	(466)	(357)	(643)	(562)
Cash and cash equivalents at beginning of period	954	1,619	1,131	1,824
Cash and cash equivalents at end of period	$488	$1,262	$488	$1,262

Supplemental disclosures of cash flow information:
Cash paid for interest	$520	$758	$1,423	$1,547

Non-cash financing and investing activities:
Assets acquired through capital lease	$—	$—	$—	$52

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

In the Company’s opinion, all adjustments, comprised of normal recurring accruals necessary for the fair presentation of the interim financial statements, have been included in the accompanying consolidated financial statements.  Operating results for the six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

At June 30, 2008, certain Company officers and directors had, directly or indirectly, majority voting control of the Company.

NOTE 2 - SIGNIFICANT TRANSACTIONS

The following significant events affected our operations for the six months ended June 30, 2008:

Restaurant openings

During the six months ended June 30, 2008, Fatburger Holdings Inc. (“Fatburger”), the Company’s restaurant operations subsidiary, opened six additional franchise locations.  In addition, two locations were converted from franchise-owned to company-owned restaurants and one franchise location and one company-owned location were closed.

Discontinued operations

In February 2008, the Company sold a wholly-owned subsidiary Fog Cap Retail Investors LLC (“FCRI”), which held the Company’s leased real estate portfolio.  The sales price for the FCRI membership interests was $8.5 million and was paid in cash.  A portion of the proceeds were used to repay $4.2 million of existing debt.  The Company recorded a $4.2 million gain on sale as a result of the transaction.  The Company also entered into an option agreement with the buyer that gives the Company the right, but not the obligation, to re-acquire all of the membership interests in FCRI.  The option period is for two years beginning February 15, 2008.  Under certain circumstances after December 31, 2008, the buyer may accelerate the termination of the option period upon thirty days notice.  The exercise price increases over the option period from approximately $9.7 million currently to $11.3 million after February 28, 2010.  The option commitment fee was $850,000 and is payable by the Company in installments over the option period.  The Company has determined that the option exercise prices are significantly higher than the expected value during the option period.  Therefore, the option has been assigned no value as it is not anticipated that it will provide a future economic benefit to the Company.  The $850,000 option commitment fee reduced the amount of the gain on sale.

In June 2008, the Company exercised its rights under a loan security agreement on loans to a consolidated subsidiary, Centrisoft Corporation (“Centrisoft”).  Pursuant to the security agreement, the collateral assets of Centrisoft were transferred to the Company in satisfaction of the loans.  Centrisoft has since ceased operations.  As of June 30, 2008, the Company no longer includes Centrisoft as a consolidated subsidiary.  The Company will continue to service existing customers of Centrisoft using the assets acquired through the security agreement and will seek to sell the Centrisoft technology and assets to a third party.

Repayment of notes payable

In February 2008, the Company used part of the proceeds from the sale of FCRI to repay one note payable in the amount of $4.2 million.  The note had a carrying value of $4.0 million at December 31, 2007 and was secured by the Company’s interest in FCRI.

Borrowings on notes payable

In May 2008, the Company borrowed $2.0 million through a note payable secured by certain assets of the Company.  The note bears interest at a fixed rate of 24.0%, one half of which is due monthly in arrears, the other half being due at the note’ scheduled maturity date.  The note is due on or before December 31, 2008.

Income from equity investee

In December 2000, the Company organized and led a group of investors to purchase all of the outstanding capital stock of Bourne End Properties Plc (“Bourne End”), a specialist investor in retail property.  The Company invested in 26% of Bourne End, which at the time of the acquisition had approximately GBP 169.6 million of assets and GBP 123.1 million of debt.  The real estate assets consisted of 1.7 million square feet in fifteen shopping centers located in the United Kingdom.  Bourne End sold all of these properties between the date of the acquisition and 2006 and distributed the net proceeds to the investors.  Since the sale of the last property in 2006, Bourne End has been proceeding toward final liquidation.  In the first quarter of 2008, Bourne End revised its estimates of accrued liabilities associated with its final liquidation, and the Company was notified that it had been allocated an additional $0.2 million that was distributed in the second quarter of 2008.

 NOTE 3 – COMMITMENTS, CONTINGENCIES & OFF-BALANCE SHEET RISK

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

Liquidity

As of June 30, 2008, borrowings related to the Company’s property holdings in Barcelona, Spain of $1.0 million were reflected as current liabilities in the accompanying Consolidated Statements of Financial Condition due to management’s intention to sell these properties and repay the related debt at the time of sale.  The sale of real estate and other investments is considered to be a normal, recurring part of operations and management expects these transactions to generate adequate cash flow to meet the Company’s liquidity needs for the 2008 fiscal year.

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

Restricted cash balance

At June 30, 2008, $0.2 million of the Company’s cash balance was restricted to secure certain obligations.

Dividends

The Company does not have a fixed dividend policy, and may declare and pay new dividends on common stock, subject to financial condition, results of operations, capital requirements and other factors deemed relevant by the Board of Directors.  One factor the Board of Directors may consider is the impact of dividends on the Company’s liquidity.  No dividends were declared in the six months ended June 30, 2008.

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

Other

In order to facilitate the development of franchise locations, as of June 30, 2008, Fatburger had guaranteed the annual minimum lease payments of two restaurant sites owned and operated by franchisees.  The guarantees approximate $0.7 million plus certain contingent rental payments as defined in the respective leases.  One lease expires in August 2008, and another in July 2015.  As of June 30, 2008, management was not aware of any event or demand that was likely to trigger the guarantee by Fatburger.

Management may utilize a wide variety of financial techniques to assist in the management of currency risk, including currency swaps, options, and forwards, or combinations thereof.  No such currency hedging techniques were used in the six months ended June 30, 2008.

There were no other off-balance sheet arrangements used in the six months ended June 30, 2008.

NOTE 4 – STOCK OPTIONS AND RIGHTS

The Company has a stock option plan (the “Option Plan”) that provides for options to purchase shares of the Company’s common stock.  The maximum number of shares of common stock that may be issued pursuant to options granted under the Option Plan is 3,500,000.  Newly elected independent directors automatically receive 5,000 options on the day they join the Board of Directors.  Additionally, each independent director receives, on the last day of each quarter, an automatic qualified grant of non-qualified options to purchase 1,500 shares of common stock at 110% of the fair market value on that day.  Automatic grants vest one third on each of the first three anniversaries of the grant date and expire on the tenth anniversary of the grant date.  The Company granted a total of 9,000 options to its independent directors in the six months ending June 30, 2008.  The resignation of certain Managers (as defined by the Option Plan) resulted in the forfeiture of 96,833 unvested options in the six months ended June 30, 2008.

There were no options granted with exercise prices below the market value of the stock at the grant date.  Fair values for the second quarter of 2008 were estimated using the Black-Scholes option-pricing model with the following weighted average assumptions used: 0% dividend yield, expected volatility of 109%, risk-free interest rate of 4.7% and expected lives of ten years.

A summary of our stock options activity for the six months ended June 30, 2008 is presented below:

	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2008	3,246,333	$1.57
Granted	9,000	$0.80
Exercised	—	$—
Cancelled/forfeited	(96,833)	$3.31
Outstanding at June 30, 2008	3,158,500	$1.52

A summary of our stock options outstanding as of June 30, 2008 is presented below:

Range of Exercise Prices	Shares	Weighted Average Remaining Life	Weighted Average Exercise Price
$1.00 – 2.00	2,631,000	8.5	$1.32
$2.01 – 4.00	527,500	9.0	$2.48
$4.01 – 8.00	—	—	$—
Total	3,158,500	8.6	$1.52

NOTE 5 – VARIABLE INTEREST ENTITIES

As of June 30, 2008, the Company has loaned $10.4 million to two related Spanish entities formed to purchase, reposition and sell apartment buildings in Barcelona, Spain.  Under the terms of the loans, the investments meet the definition of a Variable Interest Entity (“VIE”) under FASB Interpretation No. 46 (“FIN 46”) and the Company is the primary beneficiary of the VIE.  As a result, the assets, liabilities, and results of operations of the VIE have been consolidated into the accompanying consolidated financial statements.  Neither the creditors nor the other beneficial interest holders have recourse to the Company with regard to these investments.

The VIE currently owns two apartment buildings, consisting of 33 residential units with a carrying value of approximately $8.6 million, including capital improvements and carrying costs.  The two properties met the criteria to be classified as “held for sale” and were classified as such on the Statement of Financial Condition at June 30, 2008.

In June 2008, the VIE entered into an agreement to sell one of the two buildings for a sales price of approximately $5.2 million.  Based upon this sale agreement, the Company has recorded a market value impairment of $0.6 million on this property in the six months ended June 30, 2008.  The fair value of both properties was estimated using significant observable inputs other than quoted prices (Level 2 inputs per SFAS 157), including prior sale offers on the property, current sale negotiations for the property, and market prices for similar properties in the Barcelona, Spain market.

Assets and liabilities of the VIE included in the accompanying consolidated statements of financial condition as of June 30, 2008 are summarized as follows:

Investment in real estate, held for sale, net	$8,566,000
Other assets	3,000
Borrowings and notes payable (included in current liabilities at June 30, 2008)	1,043,000
Accrued expenses and other liabilities	540,000
Minority interest	434,000

NOTE 6 – LOANS TO SENIOR EXECUTIVES

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

NOTE 7 – INVENTORIES

Inventories relate primarily to the Company’s manufacturing subsidiary, DAC International (“DAC”), and consist of the following:

	June 30, 2008	December 31, 2007
	(dollars in thousands)

Raw materials	$1,831	$1,565
Work in progress	1,849	772
Finished goods	359	168
Total inventories	$4,039	$2,505

NOTE 8 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following:

	June 30, 2008	December 31, 2007
	(dollars in thousands)
Accounts payable	$7,197	$8,872
Sales deposits	2,606	1,478
Accrued wages, bonus and commissions	1,152	708
Other	6,427	1,587
Total accrued expenses and other liabilities	$17,382	$12,645

At June 30, 2008, other accrued liabilities include the accrual of management fees ($1.7 million) and option commitment fee ($0.6 million), both associated with the sale of FCRI.

NOTE 9 – OPERATING SEGMENTS

Operating segments consist of (i) restaurant operations conducted through Fatburger, (ii) manufacturing activities conducted through DAC International, and (iii) real estate and financing activities.  Each segment operates with its own management and personnel.  The Company allocates certain corporate expenses to Fatburger through a management fee to reflect management’s increased involvement in the restaurant operations and to more closely represent the true costs of restaurant operations in the appropriate segment reporting.  The management fee is eliminated upon consolidation.  The following is a summary of each of the operating segments:

Restaurant operations

As of June 30, 2008, the Company owned approximately 82% of the voting control of Fatburger, which operates or franchises 96 hamburger restaurants located primarily in California and Nevada, as well as 13 other states, Canada, and China.  Franchisees currently own and operate 56 of the Fatburger locations.  Six new franchise restaurants were opened during the six months ended June 30, 2008.  In the six months ended June 30, 2008, Fatburger acquired the net assets of two franchise locations and converted them to company-owned locations, and one franchise location and one company-owned location were closed.

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	(dollars in thousands)

Company-owned restaurant sales	$7,954	$7,147	$15,887	$14,749
Royalty revenue	595	528	1,136	1,046
Franchise fee revenue	64	40	168	61
Total revenue	8,613	7,715	17,191	15,856

Cost of sales	(4,795)	(4,196)	(9,482)	(8,607)
Depreciation and amortization	(538)	(498)	(1,074)	(1,032)
Other general & administrative costs	(4,281)	(3,663)	(8,273)	(7,551)
Interest expense	(162)	(166)	(358)	(381)
Management allocation	(526)	(536)	(1,053)	(1,072)
Minority interest in losses	120	449	204	485
Segment loss	$(1,569)	$(895)	$(2,845)	$(2,302)

Capital expenditures	$123	$264	$268	$507
Segment assets			$21,280	$22,065
Minority interests			$446	$694

Manufacturing operations

The Company conducts manufacturing activities through its wholly-owned subsidiary, DAC International.  DAC is a supplier of computer controlled lathes and milling machinery for the production of eyeglass, contact, and intraocular lenses.

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	(dollars in thousands)

Manufacturing sales	$3,061	$2,527	$5,294	$4,841
Cost of sales	(1,735)	(1,319)	(3,062)	(2,695)
Engineering and development	(299)	(233)	(580)	(469)
Depreciation and amortization	(36)	(22)	(58)	(47)
Other general & administrative costs	(799)	(643)	(1,585)	(1,265)
Interest expense	(12)	(12)	(21)	(14)
Other non-operating income	8	2	26	17
Segment income	$188	$300	$14	$368

Capital expenditures	$228	$24	$421	$69
Segment assets			$6,879	$5,940

Real estate and financing operations

The Company owns various interests in real estate and notes receivable.  At June 30, 2008, real estate is comprised of ownership of two apartment buildings located in Barcelona, Spain and notes receivable with a carrying value of $0.6 million are primarily secured by real estate.

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	(dollars in thousands)

Rental income	$—	$—	$—	$—
Operating expenses	—	—	—	—
Depreciation and amortization	—	(3)	—	(5)
Other general & administrative costs	(13)	(27)	(13)	(45)
Interest income	31	46	63	40
Interest expense	(452)	(422)	(979)	(830)
Other non-operating income (loss)	(28)	1,129	560	1,244
Market value impairment reserves	(446)	(1,109)	(599)	(1,109)
Equity in income of equity investees	17	—	217	—
Segment loss	$(891)	$(386)	$(751)	$(705)

Capital expenditures	$26	$35	$26	$88
Segment assets			$11,823	$10,821
Minority interests			$434	$372

Other non-operating income for the six months ended June 30, 2008 is primarily composed of foreign currency gains of $0.5 million, compared to foreign currency gains of $0.3 million, commission and other non-operating revenue of $0.3 million, and a forfeited deposit on the sale of one Barcelona property of $0.7 million for the six months ended June 30, 2007.

Reconciliation to total net loss

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	(dollars in thousands)

Segment loss from operations	$(2,272)	$(981)	$(3,582)	$(2,639)
Corporate expenses	(2,421)	(2,831)	(6,314)	(7,579)
Elimination of intercompany charges	733	816	1,551	1,606
Income tax benefit	1	—	52	—
Income (loss) from discontinued operations	(424)	(409)	3,473	1,556
Net loss	$(4,383)	$(3,405)	$(4,820)	$(7,056)

NOTE 10 – DISCONTINUED OPERATIONS

Leased real estate portfolio

In February 2008, the Company sold FCRI, a wholly-owned subsidiary that held the Company’s leased real estate portfolio.  At the time of sale, this portfolio was comprised of leasehold interests in 72 freestanding retail buildings located throughout the United States.  Prior to the sale, the leased real estate portfolio was part of the Real Estate and Financing Operations segment.  The following represents the results of operations during the time of the Company’s ownership of FCRI:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	(dollars in thousands)

Operating revenue	$—	$944	$610	$1,879
Operating expenses	—	(322)	(240)	(709)
Depreciation and amortization	—	(111)	(39)	(219)
Operating margin	—	511	331	951

General and administrative expenses	—	(32)	(7)	(64)
Interest expense	—	(242)	(157)	(462)
Other non-operating income	—	2	8	13
Gain on sale of discontinued real estate operations	—	—	4,217	—
Income from discontinued real estate operations	$—	$239	$4,392	$438

Capital expenditures	$—	$1	$20	$66
Segment assets			—	$11,544

Software development and sales operations

In June 2008, the Company exercised its rights under a loan security agreement on loans to Centrisoft, a consolidated subsidiary.  Pursuant to the security agreement, the collateral assets of Centrisoft were transferred to the Company in satisfaction of the loans.  Centrisoft has since ceased operations.  As of June 30, 2008, the Company no longer includes Centrisoft as a consolidated subsidiary.  The Company will continue to service existing customers of Centrisoft using the assets acquired through the security agreement and will seek to sell the Centrisoft technology and assets to a third party.  Prior to discontinuation of operations, Centrisoft was a reportable segment of the Company’s operations that developed and sold network productivity and security software.  The following represents the results of operations during the time of the Company’s ownership of Centrisoft:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	(dollars in thousands)

Software sales	$26	$9	$128	$13
Engineering and development	(78)	(111)	(158)	(262)
Depreciation and amortization	(73)	(112)	(182)	(224)
Other general & administrative costs	(100)	(151)	(215)	(372)
Interest expense	(199)	(283)	(492)	(551)
Segment loss	$(424)	$(648)	$(919)	$(1,396)

Capital expenditures	$—	$—	$—	$—
Segment assets			$—	$3,399

Mortgage banking operations

Prior to February 2007, the Company held a 51% ownership interest in George Elkins Mortgage Banking Company (“George Elkins”), a California commercial mortgage banking operation.  In December 2006, the Company reached an agreement to sell George Elkins to a third party and the sale closed in February 2007.  Prior to disposal, George Elkins was a reportable segment of the Company’s operations.  The following represents the results of operations during the time of the Company’s ownership of George Elkins:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	(dollars in thousands)

Loan brokerage fees	$—	$—	$—	$1,673
Loan servicing fees	—	—	—	134
Total revenue	—	—	—	1,807

Depreciation and amortization	—	—	—	(4)
Other general & administrative costs	—	—	—	(1,811)
Interest income	—	—	—	2
Other non-operating income	—	—	—	15
Minority interest in earnings	—	—	—	13
Gain on sale of discontinued mortgage banking operations	—	—	—	2,492
Income from discontinued mortgage banking operations	$—	$—	$—	$2,514

Capital expenditures	$—	$—	$—	$—
Segment assets			$—	$—
Minority interests			$—	$—

NOTE 11 – SUBSEQUENT EVENTS

Restaurant closure

Subsequent to June 30, 2008, Fatburger closed one company-owned restaurant location.

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

Executive Overview

Business overview

Fog Cutter Capital Group Inc. is primarily engaged in the operations of its Fatburger Holdings, Inc. (“Fatburger”) restaurant business.  We acquired the controlling interest in Fatburger in August 2003 and currently own 82% voting control.  Fatburger, “The Last Great Hamburger Stand”®, opened its first restaurant in Los Angeles in 1952.  As of June 30, 2008, there were 96 Fatburger restaurants located in 15 states and in Canada and China.  The restaurants specialize in fresh, made-to-order hamburgers and other specialty sandwiches.  French fries, homemade-style onion rings, hand-scooped ice cream shakes and soft drinks round out the menu.

We plan to open additional Fatburger restaurants throughout the United States and internationally, including Canada, China, Saudi Arabia, Indonesia, Kuwait, and the United Arab Emirates.  We intend to continue to open company-owned restaurants in strategic markets and increase the number of franchised locations in the U.S. and internationally.  Franchisees currently own and operate 56 of the Fatburger locations and we have agreements for approximately 244 new franchise locations.  Many factors affect our ability to open new franchise locations and we expect that it will take several years for our current franchisees to open all of their restaurant locations.  As is typical for our industry, the identification of qualified franchisees and quality locations has an impact on the rate of growth in the number of our restaurants.

In addition to our restaurant operation, we also conduct manufacturing activities and make real estate and other real estate-related investments through various controlled subsidiaries.

Operating segments

Our operating segments are:

(i)             Restaurant operations – conducted through our Fatburger subsidiary,

(ii)          Manufacturing operations – conducted through our wholly owned subsidiary, DAC International (“DAC”), and

(iii)       Real estate and finance operations.

Due to the varied nature of our operations, we do not utilize a standard array of key performance indicators in evaluating our results of operations.  Our evaluation instead focuses on an investment-by-investment or asset-by-asset analysis within our operating segments.

Significant events

The following significant events affected our operations for the six months ended June 30, 2008:

•                  Restaurant openings – During the six months ended June 30 2008, Fatburger opened six additional franchise locations.  In addition, two locations were converted from franchise-owned to company-owned restaurants, and one franchise location and one company-owned location were closed.

•                  Discontinued operations – In February 2008, we sold a wholly-owned subsidiary, Fog Cap Retail Investors LLC (“FCRI”), which held our leased real estate portfolio.  The sales price for the FCRI membership interests was $8.5 million and was paid in cash.  A portion of the proceeds were used to repay $4.2 million of existing debt.  We recorded a gain on sale of $4.2 million as a result of the transaction.  We also entered into an option agreement with the buyer that gives us the right, but not the obligation, to re-acquire all of the membership interests in FCRI.  The option period is for two years beginning February 15, 2008.  Under certain circumstances after December 31, 2008, the buyer may accelerate the termination of the option period upon thirty days notice.  The exercise price increases over the option period from approximately $9.7 million currently to $11.3 million after February 28, 2010.  The option commitment fee was $850,000 and is payable by us in installments over the option period.  Management has determined that the option exercise prices are significantly higher than the expected value during the option period.  Therefore, the option has been assigned no value as it is not anticipated that it will provide a future economic benefit to us.  The $850,000 option commitment fee reduced the gain on sale.

•                  Discontinued operations – In June 2008, we exercised our rights under a security agreement on loans to a consolidated subsidiary, Centrisoft Corporation (“Centrisoft”).  Pursuant to the security agreement, the collateral assets of Centrisoft were transferred to us in satisfaction of the loans.  Centrisoft has since ceased operations.  As of June 30, 2008, we no longer include Centrisoft as a consolidated subsidiary.  We will continue to service existing customers of Centrisoft using the assets acquired through the security agreement and will seek to sell the Centrisoft technology and assets to a third party.

•                  Repayment of notes payable – In February 2008, we used part of the proceeds from the sale of FCRI to repay one note payable in the amount of $4.2 million.  The note had a carrying value of $4.0 million at December 31, 2007 and was secured by FCRI.

•                  Borrowing on notes payable – In May 2008, we borrowed $2.0 million through a note payable secured by certain assets of the Company.  The note bears interest at a fixed rate of 24.0%, one half of which is due monthly in arrears, the other half being due at the note’s scheduled maturity date.  The note is due on or before December 31, 2008.

•                  Income from equity investee – In December 2000, we organized and led a group of investors to purchase all of the outstanding capital stock of Bourne End Properties Plc (“Bourne End”), a specialist investor in retail property.  We invested in 26% of Bourne End, which at the time of the acquisition had approximately GBP 169.6 million of assets and GBP 123.1 million of debt.  The real estate assets consisted of 1.7 million square feet in fifteen shopping centers located in the United Kingdom.  Bourne End sold all of these properties between the date of the acquisition and 2006 and distributed the net proceeds to the investors.  Since the sale of the last property in 2006, Bourne End has been proceeding toward final liquidation.  In the first quarter of 2008, Bourne End revised its estimates of accrued liabilities associated with its final liquidation, and we were notified that we had been allocated an additional $0.2 million that was distributed in the second quarter of 2008.

Results of operations

We have incurred net losses from continuing operations as follows:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	(dollars in thousands, except per share data)
Net loss	$(3,959)	$(2,996)	$(8,293)	$(8,612)
Net loss per share	$(0.50)	$(0.38)	$(1.04)	$(1.08)

Our net loss from continuing operations was $8.3 million (or $1.04 per share) for the six months ended June 30, 2008 and $4.0 million (or $0.50 per share) for the three months then ended.  This compares to $8.6 million (or $1.08 per share) for the six months ended June 30, 2007 and $3.0 million (or $0.38 per share) for the three months then ended.  The loss is primarily due to operating expenses associated with our management infrastructure.  We have put in place a management structure that we believe will enable us to significantly expand our operations, notably our Fatburger subsidiary.  However, until the growth is realized, the cost of our management structure will be borne by our existing operations.

The following sections describe the results of operations of our operating segments for the three and six months ended June 30, 2008 and 2007.

Restaurant segment operations

The following table shows our operating margin for company-owned restaurants for the three and six months ended June 30, 2008 and 2007:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	(% to Company-owned restaurant sales)
Restaurant sales:
Company-owned restaurant sales	100.0%	100.0%	100.0%	100.0%
Cost of sales – food, paper, merchandise	(26.4)%	(25.1)%	(25.8)%	(24.5)%
Cost of sales – wages and benefits	(33.9)%	(33.6)%	(33.9)%	(33.8)%
Restaurant depreciation and amortization	(6.1)%	(6.1)%	(6.0)%	(6.2)%
Operating margin (restaurant sales only)	33.6%	35.2%	34.3%	35.5%

For the six months ended June 30, 2008, company-owned restaurant sales increased 8.2% to $15.9 million from $14.7 million for the same period in 2007.  For the three months ended June 30, 2008, company-owned restaurant sales increased 12.7% to $8.0 million from $7.1 million for the same period in 2007.  This increase was primarily the result of the addition of four company-owned restaurants in the last half of 2007 and two more stores in the first quarter of 2008.  Same store sales for company-owned restaurants open during all of 2007 decreased 5.6% for the first six months of 2008 and 2.5% in the second quarter compared to the same periods in 2007.  The operating margin as a percentage of sales for company-owned locations decreased to 34.3% in the first half of 2008 (33.6% in the second quarter) from 35.5% in 2007 (35.2% in the second quarter) primarily due to rising food and paper costs as a percentage of company owned restaurant sales.

The following table shows our total operating results from the restaurant segment for the three and six months ended June 30, 2008 and 2007:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	(% to total revenue)
Total restaurant operations:
Company-owned restaurant sales	92.4%	92.6%	92.4%	93.0%
Royalty revenue	6.9%	6.9%	6.6%	6.6%
Franchise fee revenue	0.7%	0.5%	1.0%	0.4%
Total revenue	100.0%	100.0%	100.0%	100.0%

Cost of sales	(61.3)%	(60.1)%	(60.8)%	(60.0)%
General & administrative costs	(50.3)%	(48.3)%	(48.8)%	(48.4)%
Interest expense	(1.9)%	(2.1)%	(2.1)%	(2.4)%
Management allocation	(6.1)%	(6.9)%	(6.1)%	(6.8)%
Minority interest in losses	1.4%	5.8%	1.2%	3.1%
Segment loss	(18.2)%	(11.6)%	(16.6)%	(14.5)%

Royalty revenue increased to $1.1 million for the first six months of 2008 compared to $1.0 million for the same period in 2007 and increased to $0.6 million for the three months ended June 30, 2008 compared to $0.5 million for the same period in 2007.  We added six franchise locations during the six months ended June 30, 2008, two of these in the second quarter.  This increase was partially offset by two locations being converted from franchise to company-owned restaurants in January 2008 and the closure of one franchise restaurant in the second quarter of 2008.  The net increase in franchise locations was offset by a decrease of 4.9% in same store sales for franchise restaurants for the first half of 2008 (3.1% decrease in the second quarter) compared to the same period in 2007.

System-wide same store sales decreased 5.3% for stores open during all of 2007 during the first six months of 2008 compared to the same period in 2007, and decreased 2.8% in the second quarter of 2008 compared to the same period in 2007.  Our loss from restaurant operations was 16.6% of total revenue for the six months ended June 30, 2008 (18.2% for the second quarter) compared to 14.5% for the same six months of 2007 (11.6% for the second quarter).

We plan to open additional Fatburger restaurants throughout the United States and internationally, including Canada, China, Saudi Arabia, Indonesia, Kuwait, and the United Arab Emirates.  We intend to continue to open company-owned restaurants in strategic markets and increase the number of franchised locations in the U.S. and internationally.  Fatburger has opened a total of 47 restaurant locations since our acquisition in 2003.  As is typical for our industry, the identification of qualified franchisees and quality locations has an impact on the rate of growth in the number of our restaurants.

Manufacturing segment operations

The following table summarizes the operating results of our manufacturing segment for the three and six months ended June 30, 2008 and 2007:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	(% to total revenue)
Manufacturing sales	100.0%	100.0%	100.0%	100.0%
Manufacturing cost of sales	(56.7)%	(52.2)%	(57.8)%	(55.7)%
Engineering and development	(9.8)%	(9.2)%	(11.0)%	(9.7)%
Operating margin	33.5%	38.6%	31.2%	34.6%

Compensation expense	(14.0)%	(14.7)%	(18.7)%	(16.3)%
Depreciation expense	(1.2)%	(0.9)%	(1.1)%	(1.0)%
Other operating expense	(12.2)%	(11.1)%	(11.1)%	(9.7)%
Segment income	6.1%	11.9%	0.3%	7.6%

Total revenue for this segment was $5.3 million for the six months ended June 30, 2008 ($3.1 million for the second quarter), compared to $4.8 million for the same six months ($2.5 million for the second quarter) in 2007.  Net income for this segment was less than $0.1 million for the six months ended June 30, 2008 ($0.2 million for the second quarter), compared to $0.4 million for the same six months ($0.3 million for the second quarter) in 2007.  In order to focus our efforts on our restaurant segment, we intend to sell our equity position in DAC for an amount higher than our net investment.  If we were to sell this segment, it would decrease our net revenue.  There can be no assurance that we will be able to sell this segment for a profit.

Real estate and finance segment operations

In February 2008, we sold FCRI, our wholly-owned subsidiary that held our leased real estate portfolio.  The sales price was $8.5 million and we recorded a gain on sale of $4.2 million.  Results of operations from FCRI (including the gain on sale in 2008) have been classified as discontinued operations.  Our remaining real estate investments consist of two apartment buildings in Barcelona, Spain, which have been classified as held for sale.

Interest income – Our interest income for the first half of both 2008 and 2007 was less than $0.1 million.

Interest expense – Interest expense for the first half of 2008 was $1.0 million ($0.5 million for the second quarter) compared to $0.8 million for the first half of 2007 ($0.4 million for the second quarter).

Foreign exchange gains – Changes in foreign currency exchange rates resulted in a net gain of approximately $0.5 million in this segment for the six months ended June 30, 2008 (net loss of less than $0.1 million in the second quarter), compared to $0.3 million for the first half of 2007 ($0.1 million in the second quarter).  At June 30, 2008, approximately 20% of our total assets and 5% of our total liabilities were denominated in the euro.

Market value impairment reserves – We recognized a market value impairment reserve of $0.6 million on one property in Barcelona, Spain in the first half of 2008 ($0.4 million in the second quarter).  This compares to an impairment of $1.1 million in the first half 2007 for the same property.

Other non-operating income – In the six months ended June 30, 2008, we had equity in income of equity investee of $0.2 million.  In the same six months of 2007, we had commission and other non-operating revenue of $0.3 million, and a forfeited deposit on the sale of one Barcelona property of $0.7 million.

Corporate expenses

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	(dollars in thousands)
Compensation and employee benefits	$1,306	$1,273	$4,036	$4,836
Professional fees	296	434	744	726
Travel and entertainment	499	612	848	1,041
Insurance	42	116	138	252
Directors fees	94	143	189	267
Occupancy costs	32	32	70	77
Other expenses	152	221	289	380
Total operating expenses	$2,421	$2,831	$6,314	$7,579

For the six months ended June 30, 2008, we incurred corporate operating expenses of $6.3 million ($2.4 million for the second quarter), compared to $7.6 million for the same six months ($2.8 million for the second quarter) in 2007.  This decrease is primarily due to a decrease in compensation expenses and directors fees.  Corporate expenses for the first half of 2008 include $0.6 million ($0.3 million for the second quarter) for share based payments accounted for under FAS 123R, compared to $0.9 million for the same six months ($0.5 million for the second quarter) in 2007.

Management allocation and other intercompany charges

In 2006, as we focused our efforts on the Fatburger segment we began allocating a portion of our corporate expenses to our restaurant segment to more accurately reflect the operating results of that segment.  This allocation was $1.1 million for the six months ended June 30, 2008 and 2007 ($0.5 million for the second quarter in each year).  This allocation is eliminated upon consolidation on the Consolidated Statements of Operations.  Other intercompany charges, including intercompany interest expense, are eliminated upon consolidation, and totaled $0.5 million for the six months ended June 30, 2008 and 2007 ($0.2 million for the second quarter of 2008, $0.3 million for the second quarter of 2007).

Income taxes

During the six months ended June 30, 2008 and 2007, a provision for income taxes was not required due to the net operating loss generated during the period.  We recorded a tax benefit of less than $0.1 million to recognize tax refunds received in the first quarter of 2008 on prior taxes paid.

Discontinued operations

Leased real estate portfolio – In February 2008, we sold our wholly-owned subsidiary, FCRI, which held our leased real estate portfolio.  At the time of sale, this portfolio was comprised of leasehold interests in 72 freestanding retail buildings located throughout the United States.  Prior to the sale, the leased real estate portfolio was part of our Real Estate and Financing Operations segment.  The following represents the results of operations during the time of our ownership of FCRI:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	(dollars in thousands)
Operating revenue	$—	$944	$610	$1,879
Operating expenses	—	(322)	(240)	(709)
Depreciation and amortization	—	(111)	(39)	(219)
Operating margin	—	511	331	951

General and administrative expenses	—	(32)	(7)	(64)
Interest expense	—	(242)	(157)	(462)
Other non-operating income	—	2	8	13
Gain on sale of discontinued real estate operations	—	—	4,217	—
Income from discontinued real estate operations	$—	$239	$4,392	$438

Software development and sales operations – In June 2008, we exercised our rights under a security agreement on loans to Centrisoft, a consolidated subsidiary.  Pursuant to the security agreement, the collateral assets of Centrisoft were transferred to us in satisfaction of the loans.  Centrisoft has since ceased operations.  As of June 30, 2008, we no longer include Centrisoft as a consolidated subsidiary.  We will continue to service existing customers of Centrisoft using the assets acquired through the security agreement and will seek to sell the Centrisoft technology and assets to a third party.  Prior to discontinuation of operations, Centrisoft was a reportable segment of our operations that developed and sold network productivity and security software.  The following represents the results of operations during the time of the Company’s ownership of Centrisoft:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	(dollars in thousands)
Software sales	$26	$9	$128	$13
Engineering and development	(78)	(111)	(158)	(262)
Compensation expense	(43)	(49)	(92)	(157)
Depreciation expense	(73)	(112)	(182)	(224)
Other operating expense	(57)	(102)	(123)	(215)
Interest expense	(199)	(283)	(492)	(551)
Segment loss	$(424)	$(648)	$(919)	$(1,396)

Mortgage banking operations – In December, we and our 49% partners reached an agreement to sell our ownership interest in George Elkins Mortgage Banking Company (“George Elkins”), a California commercial mortgage banking operation.  The sale closed in February 2007.  Prior to the decision to sell George Elkins, it was a reportable segment of our operations.  The following represents the results of operations during the time of our ownership of George Elkins:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	(dollars in thousands)
Total revenue	$—	$—	$—	$1,807
Compensation expense	—	—	—	(1,534)
Other operating expense	—	—	—	(281)
Non-operating income	—	—	—	17
Gain on sale of discontinued operations	—	—	—	2,492
Minority interest in earnings	—	—	—	13
Segment income	$—	$—	$—	$2,514

Changes in financial condition

Our assets, liabilities and stockholders’ equity (deficit) can be summarized as follows:

	June 30, 2008	December 31, 2007
	(dollars in thousands)
Total assets	$39,982	$53,769
Total liabilities	$41,299	51,072
Total minority interests	$881	701
Total stockholders’ equity (deficit)	$(2,198)	1,996

The decrease in total assets during the first six months of 2008 is primarily due to the disposal of our FCRI subsidiary, which was classified as held for sale at December 31, 2007.  Total liabilities decreased over the first six months of 2008 for the same reason.  The cash received from the disposal of FCRI was used to repay one note payable and to support our operating activities.  Stockholders’ equity decreased during the first half of 2008 by approximately $4.2 million, mainly resulting from our net loss of $4.8 million, partially offset by share based compensation of $0.6 million.  These changes are described in more detail as follows:

Cash

Our cash decreased $0.6 million from December 31, 2007 to June 30, 2008.  Significant sources and uses of cash during the quarter include:

•                  $6.0 million of cash used in operations – comprised primarily of our net loss from continuing operations of $8.3 million adjusted for net non-cash items of $2.3 million;

•                  $0.4 million of cash provided by investing activities – comprised of $1.2 million received on payments on notes receivable and $0.2 million distributed from equity investees, partially offset by $1.0 million invested in restaurant assets and other property, plant & equipment;

•                  $1.8 million of cash used in financing activities – includes payments on borrowings and capital leases of $5.0 million, partially offset by proceeds from borrowings of $2.8 million and $0.4 million invested by minority interests; and

•                  $6.8 million net cash inflow from discontinued operations.

Net investments in real estate, and related liabilities

Our investments in real estate can be summarized as follows:

	June 30, 2008	December 31, 2007
	(dollars in thousands)
US based investments – held for sale (1):
Purchase price / improvements	$—	$13,338
Accumulated depreciation and amortization	—	(2,143)
Net book value	—	11,195
Foreign-based investments – held for sale (2):
Purchase price / improvements	8,566	8,463

Total investments in real estate, net	$8,566	$19,658

(1)   Includes 32 commercial properties under capital lease throughout the United States at December 31, 2007.

(2)   Includes 2 apartment buildings in Barcelona, Spain at June 30, 2008 and December 31, 2007.

Borrowings related to our investments in real estate were as follows:

	June 30, 2008	December 31, 2007
	(dollars in thousands)
Obligations on real estate under capital lease	$—	$9,994
Borrowings on Barcelona properties	3,543	3,505
Total borrowings related to real estate	$3,543	$13,499

Investments in properties under capital lease (and the related capital lease obligations) decreased to zero at June 30, 2008 due to the sale of our FCRI subsidiary which held our leased real estate portfolio.  Our investment in apartment buildings in Barcelona, Spain increased $0.1 million since December 31, 2007.  This was primarily the result of increases in unrealized foreign currency translation of $0.7 million, partially offset by a market value impairment reserve of approximately $0.6 million.

Net property, plant and equipment

Net property, plant and equipment decreased $0.4 million at June 30, 2008 compared to December 31, 2007, primarily due to scheduled monthly depreciation on those assets.  Obligations on property, plant, and equipment under capital lease remained stable at $0.1 million at June 30, 2008 compared to December 31, 2007.

Goodwill and net intangible assets

	June 30, 2008	December 31, 2007
	(dollars in thousands)
Goodwill – Fatburger	$7,063	$7,063
Goodwill – DAC International	1,465	1,465
Total goodwill	$8,528	8,528

Net intangible assets – Fatburger	$4,662	4,756
Total net intangible assets	$4,662	4,756

Net intangible assets decreased $0.1 million in the six months ended June 30, 2008 due to monthly amortization.  Net intangible assets at June 30, 2008 consists of trademark rights of approximately $4.0 million, franchise agreements of approximately $0.4 million, and other miscellaneous intangible assets of approximately $0.3 million.  We do not believe that there is any impairment of goodwill or net intangible assets at June 30, 2008.

Notes receivable

As of June 30, 2008, our notes receivable portfolio consists of three individual loans with a combined carrying value of $0.6 million.  Two of the loans are secured by real estate consisting of commercial property located in Texas and Arizona, and one loan is secured by stock in a restaurant business.  The loans have a weighted average interest rate (excluding fees and points) of 15.6% and a weighted average maturity of four months.

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

Other assets

	June 30, 2008	December 31, 2007
	(dollars in thousands)
Trade receivables	$1,329	$1,479

Inventories	$4,039	$2,505

Other current assets:
Prepaid expenses	$470	$526
Other	2	2
Total other current assets	$472	$528

Other assets:
Software costs	$571	$—
Security deposits	672	646
Capitalized finance fees	251	269
Other	85	93
Total other assets	$1,579	$1,008

Assets held for sale:
Current assets held for sale	$—	$86
Other assets held for sale	—	2,147

Trade receivables and inventories at June 30, 2008 relate primarily to the operations of DAC.  Other assets held for sale at December 31, 2007 relates mainly to Centrisoft, and includes $1.0 million of goodwill, $0.9 million of software costs, and $0.2 million of intangible assets.

Deferred income

Our deferred income relating to the collection of unearned Fatburger franchise fees was substantially unchanged at $5.2 million at June 30, 2008, compared to December 31, 2007.  This was the result of the collection of $0.2 million in new franchise fees, offset by the recognition of $0.2 million in franchise revenue.  As of June 30, 2008, all of our deferred income was comprised of the non-refundable franchise fee received by Fatburger for each future franchise location.  These initial fees generally represent half of the total fee per location.  The balance of the franchise fee (approximately an additional $5.2 million) will be collected in the future when leases on these specific franchise locations are signed.

Notes payable

As of June 30, 2008, our notes payable (excluding borrowings on real estate) totaled $13.1 million, including $7.0 million of debt held at Fatburger and $0.7 million at DAC.  This compares to $15.1 million at December 31, 2007.  The decrease was primarily due to the repayment of one note payable with a carrying value of $4.0 million at December 31, 2007, partially offset by additional borrowings of $2.0 million in May 2008.

Accounts payable and accrued liabilities

Accounts payable and accrued liabilities totaled $17.4 million at June 30, 2008, compared with $12.6 million at December 31, 2007, and consisted of the following:

	June 30, 2008	December 31, 2007
	(dollars in thousands)
Accounts payable	$7,197	$8,872
Sales deposits	2,606	1,478
Accrued wages, bonus and commissions	1,152	708
Other	6,427	1,587
Total accrued expenses and other liabilities	$17,382	$12,645

Current liabilities associated with assets held for sale	$—	$2,565

The increase in other payables was primarily the result of the accrual of management fees and the option commitment fee associated with the sale of FCRI.

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund business operations, acquisitions, and expansion (including growth of company-owned and franchised restaurant locations), engage in loan acquisition and lending activities and for other general business purposes.  In addition to our cash on hand, our primary sources of funds for liquidity during the first six months of 2008 consisted of cash provided by proceeds from the sale of discontinued operations, borrowings on notes payable, and the repayments to us from borrowers.  As of June 30, 2008, we had cash or cash equivalents of $0.5 million, which, together with projected borrowings and proceeds from the sales of assets, we believe will be sufficient to meet our current liquidity needs.

At June 30, 2008, we had total consolidated secured indebtedness of $18.7 million, as well as $22.6 million of other liabilities.  Our consolidated secured indebtedness consisted of:

•                  notes payable and other debt of Fatburger of $7.0 million secured by the assets of Fatburger;

•                  $2.1 million in capital leases maturing on or before 2010 secured by an aircraft and various restaurant assets;

•                  notes payable of $3.5 million secured by our two Barcelona properties;

•                  $5.4 million of notes payable secured by various assets of the Company; and

•                  $0.7 million of short-term borrowings secured by the assets of DAC International.

We consider the sale of assets to be a normal, recurring part of our operations and we are currently generating cash flow as a result of these transactions.  However, excluding the sale of assets from time to time, we are currently operating with negative cash flow, since many of our assets do not currently generate sufficient cash to cover operating expenses.  We believe that our existing sources of funds will be adequate to meet our liquidity needs; however, there can be no assurance that this will be the case.

If our existing liquidity position were to prove insufficient, and we were unable to repay, renew or replace maturing indebtedness on terms reasonably satisfactory to us, we may be required to sell (potentially on short notice) a portion of our assets, and could incur losses as a result.  Specific risks to our liquidity position include the following:

Foreign currency exchange rate risk

Our exposure to foreign currency fluctuations arises mainly from our investment in Barcelona real estate.  As of June 30, 2008, approximately 20% of our total assets and 5% of our total liabilities were denominated in the euro.  We can utilize a wide variety of financial techniques to assist in the management of currency risk, including currency swaps, options, and forwards, or combinations thereof.  No such currency hedging techniques were in use as of June 30, 2008.

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

Restricted cash balance

At June 30, 2008, we had $0.2 million of cash restricted to secure certain obligations.

Dividends

While we do not have a fixed dividend policy, we may declare and pay new dividends on our common stock, subject to our financial condition, results of operations, capital requirements and other factors deemed relevant by the Board of Directors.  One factor the Board of Directors may consider is the impact of dividends on our liquidity.  We have not declared or paid any dividends in the first half of 2008.

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

Off Balance Sheet Arrangements

In order to facilitate the development of franchise locations, as of June 30, 2008, Fatburger had guaranteed the annual minimum lease payments of two restaurant sites owned and operated by franchisees.  The guarantees approximate $0.7 million plus certain contingent rental payments as defined in the respective leases.  One lease expires in August 2008, and another in July 2015.  The lease guarantees by Fatburger do not provide us with a material source of liquidity, capital resources or other benefits.  There are no revenues, expenses or cash flows connected with the lease guarantees other than the receipt of normal franchise royalties.  As of June 30, 2008, we were not aware of any event or demand that was likely to trigger the guarantee by Fatburger.

We have various operating leases for office, manufacturing and retail space which expire through 2017.  The leases provide for varying minimum annual rental payments including rent increases and free rent periods.  We have future minimum rental payments under non-cancelable operating leases with initial or remaining terms of one year or more of approximately $24.4 million as of June 30, 2008.

We did not have any other off-balance sheet arrangements in place as of June 30, 2008.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities and Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of June 30, 2008, have concluded that our disclosure controls and procedures were effective and designed to ensure that material information relating to us and our consolidated subsidiaries is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

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

Changes in internal control over financial reporting

There were no significant changes in our internal control over financial reporting in connection with an evaluation that occurred during our second fiscal quarter of 2008 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Not applicable.

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

Date:  August 8, 2008

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