Form 10-Q
period 2008-09-30
FOG CUTTER CAPITAL GROUP INC
filed 2008-11-14
CIK 1048566

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes☐  No☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2008
Common Stock, par value $0.0001 per share	7,954,928 shares

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

PART I — FINANCIAL INFORMATION

ITEM 1.  INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

FOG CUTTER CAPITAL GROUP INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(dollars in thousands, except share data)

	September 30, 2008	December 31, 2007
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$911	$1,131
Accounts receivable	1,838	1,479
Notes receivable, current portion	20	566
Loans to senior executives	—	1,147
Inventories	3,977	2,505
Investments in real estate, held for sale, net	2,287	19,658
Current assets held for sale	—	86
Other current assets	511	528
Total current assets	9,544	27,100

Notes receivable	34	46
Property, plant and equipment, net	8,735	10,184
Intangible assets, net	4,615	4,756
Goodwill	8,528	8,528
Other assets held for sale	—	2,147
Other assets	1,657	1,008
Total assets	$33,113	$53,769

Liabilities and Stockholders’ Equity (Deficit)
Liabilities:
Accounts payable and accrued liabilities	$17,732	$12,645
Current liabilities associated with assets held for sale	—	2,565
Obligations under capital leases on real estate held for sale	—	9,994
Borrowings and notes payable, current portion	9,566	12,256
Obligations under capital leases, current portion	396	141
Total current liabilities	27,694	37,601

Borrowings and notes payable	4,743	6,355
Obligations under capital leases	1,629	1,929
Deferred income	4,562	5,187
Total liabilities	38,628	51,072

Commitments and contingencies
Minority interests in consolidated subsidiaries	777	701

Stockholders’ Equity (Deficit):
Preferred stock, $.0001 par value; 25,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.0001 par value; 200,000,000 shares authorized; 11,757,073 shares issued as of September 30, 2008 and December 31, 2007; 7,954,928 shares outstanding as of September 30, 2008 and December 31, 2007	171,851	170,956
Accumulated deficit	(166,132)	(156,949)
Treasury stock, 3,802,145 common shares as of September 30, 2008 and December 31, 2007, at cost	(12,011)	(12,011)
Total stockholders’ equity (deficit)	(6,292)	1,996
Total liabilities and stockholders’ equity (deficit)	$33,113	$53,769

The accompanying notes are an integral part of these consolidated financial statements.

FOG CUTTER CAPITAL GROUP INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(dollars in thousands, except share data)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenue:
Restaurant and manufacturing sales	$11,292	$10,166	$32,473	$29,756
Restaurant franchise and royalty fees	1,309	599	2,613	1,706
Total revenue	12,601	10,765	35,086	31,462

Operating costs and expenses:
Restaurant and manufacturing cost of sales	6,736	5,717	19,281	17,019
Engineering and development	285	256	865	724
Depreciation and amortization	502	437	1,508	1,353
Total operating costs and expenses	7,523	6,410	21,654	19,096

General and administrative expenses:
Compensation and employee benefits	2,520	2,401	9,067	9,705
Professional fees	668	743	2,378	2,265
Other	3,664	3,696	11,719	11,477
Total general and administrative expenses	6,852	6,840	23,164	23,447

Non-operating income (expense):
Interest income	30	93	101	133
Interest expense	(646)	(402)	(1,505)	(1,093)
Other income (expense), net	(1,760)	(1,244)	(1,780)	(1,093)
Total non-operating income (expense)	(2,376)	(1,553)	(3,184)	(2,053)

Loss before provision for income taxes, minority interests, and equity in income of equity investees	(4,150)	(4,038)	(12,916)	(13,134)

Minority interest in (earnings) losses	(214)	193	(10)	677
Equity in income of equity investee	—	—	218	—
Income tax benefit	—	4,385	52	4,385

Income (loss) from continuing operations	(4,364)	540	(12,656)	(8,072)

Income (loss) from discontinued operations (including gain on sale of $4,217 in 2008 and $2,492 in 2007)	—	(475)	3,473	1,081

Net income (loss)	$(4,364)	$65	$(9,183)	$(6,991)

Basic earnings (loss) per share from continuing operations	$(0.55)	$0.07	$(1.59)	$(1.01)
Basic earnings (loss) per share from discontinued operations	$—	$(0.06)	$0.44	$0.13
Basic earnings (loss) per share	$(0.55)	$0.01	$(1.15)	$(0.88)
Basic weighted average shares outstanding	7,954,928	7,957,428	7,954,928	7,957,428

Dividends declared per share	$—	$—	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

FOG CUTTER CAPITAL GROUP INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(dollars in thousands, except share data)

	Common Stock		Treasury Stock		Accumulated Deficit
	Shares (1)	Amount	Shares	Amount		Total
Balance at January 1, 2008	7,954,928	$170,956	3,802,145	$(12,011)	$(156,949)	$1,996
Comprehensive income (loss):
Net loss	—	—	—	—	(9,183)	(9,183)
Stock options expensed in net loss	—	895	—	—	—	895
Balance at September 30, 2008	7,954,928	$171,851	3,802,145	$(12,011)	$(166,132)	$(6,292)

(1)  Issued and outstanding

The accompanying notes are an integral part of these consolidated financial statements.

FOG CUTTER CAPITAL GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(dollars in thousands)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Cash flows from operating activities:
Net income (loss)	$(4,364)	$65	$(9,183)	$(6,991)
Income (loss) from discontinued operations	—	475	(3,473)	(1,081)
Income (loss) from continuing operations	(4,364)	540	(12,656)	(8,072)
Adjustments to reconcile net income (loss) to net operating cash flows:
Equity in income of equity investees	—	—	(218)	—
Depreciation and amortization	617	565	1,845	1,748
Foreign currency (gain) loss	696	(546)	160	(799)
Loss (gain) on sale of real estate	563	(13)	563	(13)
Share based compensation	269	526	895	1,431
Market value impairment reserve	37	1,800	636	2,909
Loss on disposal of fixed assets	735	—	735	—
Other	259	(186)	130	(590)
Change in:
Other assets	(563)	(319)	(1,871)	(1,099)
Deferred income	(645)	135	(626)	865
Deferred income taxes	—	(4,441)	—	(4,452)
Accounts payable and accrued liabilities	383	1,197	2,365	3,423
Net cash used in operating activities	(2,013)	(742)	(8,042)	(4,649)

Cash flows from investing activities:
Principal repayments on notes receivable, including loans to senior executives	523	254	1,728	263
Investment in real estate	(1)	(39)	(28)	(127)
Investments in property, plant, and equipment	(306)	(243)	(1,320)	(1,951)
Proceeds on sale of real estate	4,522	376	4,522	376
Other	—	(18)	218	(52)
Net cash provided by (used in) investing activities	4,738	330	5,120	(1,491)

Cash flows from financing activities:
Proceeds from borrowings	1,237	87	3,987	2,202
Repayments on borrowings	(3,495)	(139)	(8,403)	(294)
Repayments under capital leases	(55)	(21)	(67)	(4)
Investments by minority interests, net	11	—	361	1,100
Other, net	—	—	—	—
Net cash provided by (used in) financing activities	(2,302)	(73)	(4,122)	3,004

Effect of exchange rate change on cash	—	—	(21)	(2)
Net change in cash and cash equivalents from continuing operations	423	(485)	(7,065)	(3,138)

Net change in cash and cash equivalents from discontinued operations:
Net cash provided by (used in) operating activities	—	81	(955)	(187)
Net cash provided by (used in) investing activities	—	(32)	7,879	2,827
Net cash used in financing activities	—	(114)	(79)	(614)
Net change in cash and cash equivalents	423	(550)	(220)	(1,112)
Cash and cash equivalents at beginning of period	488	1,262	1,131	1,824
Cash and cash equivalents at end of period	$911	$712	$911	$712

Supplemental disclosures of cash flow information:
Cash paid for interest	$675	$883	$2,099	$2,430

Non-cash financing and investing activities:
Assets acquired through capital lease	$—	$—	$—	$52
Acquisition of net assets of franchisee using notes payable	$—	$500	$—	$500

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1 – BASIS OF PRESENTATION AND ACCOUNTING POLICIES

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

In the Company’s opinion, all adjustments, comprised of normal recurring accruals necessary for the fair presentation of the interim financial statements, have been included in the accompanying consolidated financial statements.  Operating results for the nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The Company’s operations and activities have become more focused on restaurant activities and less focused on finance and real estate.  As a result, certain reclassifications of the balances and modifications to the presentation of the financial statements have been made, including the reclassification of certain investments in real estate as held for sale.  None of these changes in presentation affected previously reported results of operations.

At September 30, 2008, certain Company officers and directors had, directly or indirectly, majority voting control of the Company.

NOTE 2 – SIGNIFICANT TRANSACTIONS

The following significant events affected our operations for the three months and the nine months ended September 30, 2008:

Restaurant openings and closures

During the nine months ended September 30, 2008, Fatburger Holdings Inc. (“Fatburger”), the Company’s restaurant operations subsidiary, opened six additional franchise locations.  In addition, three locations have been converted from franchise-owned to company-owned restaurants.  Two franchise locations and six underperforming company-owned locations have been closed. During the three months ended September 30, 2008, there were no new restaurants opened, however, Fatburger acquired the net assets of one franchise location and converted it to a company-owned location. In order to improve overall operations, five underperforming company-owned restaurants and one franchise location were closed during the three month period.

Discontinued operations

In February 2008, the Company sold a wholly-owned subsidiary Fog Cap Retail Investors LLC (“FCRI”), which held the Company’s leased real estate portfolio.  The sales price for the FCRI membership interests was $8.5 million and was paid in cash.  A portion of the proceeds were used to repay $4.2 million of existing debt.  The Company recorded a $4.2 million gain on sale as a result of the transaction.  The Company also entered into an option agreement with the buyer that gives the Company the right, but not the obligation, to re-acquire all of the membership interests in FCRI.  The option period is for two years beginning February 15, 2008.  Under certain circumstances after December 31, 2008, the buyer may accelerate the termination of the option period upon thirty days notice.  The exercise price increases over the option period from approximately $9.7 million currently to $11.3 million after January 31, 2010.  The option commitment fee was $850,000 and is payable by the Company in installments over the option period.  The Company has determined that the option exercise prices are significantly higher than the expected value during the option period.  Therefore, the option has been assigned no value as it is not anticipated that it will provide a future economic benefit to the Company.  The $850,000 option commitment fee reduced the amount of the gain on sale.

In June 2008, the Company exercised its rights under a loan security agreement on loans to a consolidated subsidiary, Centrisoft Corporation (“Centrisoft”).  Pursuant to the security agreement, the collateral assets of Centrisoft were transferred to the Company in satisfaction of the loans.  Centrisoft has since ceased operations.  As of June 30, 2008, the Company no longer included Centrisoft as a consolidated subsidiary.  The Company will continue to service existing customers of Centrisoft using the assets acquired through the security agreement and will seek to sell the Centrisoft technology and assets to a third party.

Sale of real estate and repayment of notes payable

In September 2008, the Company sold one investment property in Barcelona, Spain held through a Variable Interest Entity (“VIE”).  The Company received cash proceeds of approximately $4.5 million and recorded a loss on the sale of approximately $0.6 million.  Approximately $3.2 million of the cash proceeds were used to partially repay two outstanding notes payable.

Borrowings on notes payable

In May 2008, the Company borrowed $2.0 million through a note payable secured by certain assets of the Company.  The note bears interest at a fixed rate of 2% per month, one half of which is due monthly in arrears, the other half being due at the note’ scheduled maturity date.  The note is due on or before December 31, 2008.  In September 2008, the Company amended this note payable to borrow an additional $1.0 million.

Income from equity investee

In December 2000, the Company organized and led a group of investors to purchase all of the outstanding capital stock of Bourne End Properties Plc (“Bourne End”), a specialist investor in retail property.  The Company invested in 26% of Bourne End, which at the time of the acquisition had approximately GBP 169.6 million of assets and GBP 123.1 million of debt.  The real estate assets consisted of 1.7 million square feet in fifteen shopping centers located in the United Kingdom.  Bourne End sold all of these properties between the date of the acquisition and 2006 and distributed the net proceeds to the investors.  Since the sale of the last property in 2006, Bourne End has been proceeding toward final liquidation.  In the first quarter of 2008, Bourne End revised its estimates of accrued liabilities associated with its final liquidation, and the Company was notified that it had been allocated an additional $0.2 million in income, which was subsequently distributed in cash in the second quarter of 2008.

 NOTE 3 – COMMITMENTS, CONTINGENCIES & OFF-BALANCE SHEET RISK

Warlick complaints

On October 16, 2006, Fatburger Holdings, Inc., Fatburger Corporation and Fatburger North America, Inc. filed suit against Keith A. Warlick (“Warlick”) the former Chief Executive Officer of Fatburger Holdings, Inc. and Fatburger Corporation. Warlick’s employment with Fatburger was terminated on September 21, 2006 by resolution of the board of directors of Fatburger Holdings, Inc. The Fatburger companies initiated the lawsuit to recover damages from Warlick arising from wrongful acts and conduct during and after his employment, and are asserting claims for:  breach of contract, breach of duty of loyalty, breach of fiduciary duty, conversion – embezzlement; fraud/commencement; intentional interference with contractual relations, and equitable indemnity.  Warlick filed an answer to the lawsuit denying the allegations and included a Cross-complaint against Fatburger Holdings, Inc., Fatburger Corporation, Fatburger North America, Inc., Fog Cutter Capital Group, Inc., and Andrew Wiederhorn (“Cross-Defendants”), for breach of contract, employment discrimination based on race and retaliation, wrongful termination and defamation – slander without any specification of damages.  On a motion filed by the Cross-Defendants, the Court dismissed Warlick’s cross-claim for employment discrimination based on race and retaliation.  In further response, Warlick initiated a second lawsuit against the Company, various Fatburger companies, and members of the Fatburger board of directors, which is set out below. The defendants to the Cross-complaint filed by Warlick dispute the allegations of the cross-complaint and intend to vigorously defend against the cross-complaint.

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

Liquidity

As of September 30, 2008, borrowings related to the Company’s property holdings in Barcelona, Spain of $0.9 million were reflected as current liabilities in the accompanying Consolidated Statements of Financial Condition due to management’s intention to sell these properties and repay the related debt at the time of sale.  The sale of real estate and other investments is considered to be a normal, recurring part of operations and management expects these transactions to generate adequate cash flow to meet the Company’s liquidity needs for the 2008 fiscal year.

Debt Covenants

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

As of September 30, 2008, Fatburger had past due loan payments totaling approximately $82,000, however, this amount was brought current subsequent to the quarter end.  In addition, the Barcelona Spain VIE was delinquent in loan payments totaling approximately $16,000.

Restricted cash balance

At September 30, 2008, $0.2 million of the Company’s cash balance was restricted to secure certain obligations.

Dividends

The Company does not have a fixed dividend policy, and may declare and pay new dividends on common stock, subject to financial condition, results of operations, capital requirements and other factors deemed relevant by the Board of Directors.  One factor the Board of Directors may consider is the impact of dividends on the Company’s liquidity.  No dividends were declared in the three or nine months ended September 30, 2008.

Fatburger operations

The Company expects that Fatburger will require capital resources and have negative cash flow in the near term while it pursues a growth strategy through developing additional franchisee and company-owned restaurants.  Fatburger development involves substantial risks that the Company intends to manage; however, it cannot be assured that present or future development will perform in accordance with the Company’s expectations or that any restaurants will generate the Company’s expected returns on investment.  The current credit crisis in the United States and internationally has had the effect of reducing the availability and increasing the cost of financing available to Fatburger and its franchisees.  Continued uncertainty in the credit markets may affect the Company’s ability to expand Fatburger or to manage that growth, which could have a material adverse effect on the Company’s operations and financial condition.  In addition, if Fatburger or its franchisees are unsuccessful in obtaining capital sufficient to fund this expansion, the timing of restaurant openings may be delayed and Fatburger’s results may be negatively impacted.

Other

In order to facilitate the development of franchise locations, as of September 30, 2008, Fatburger had guaranteed the annual minimum lease payments of one restaurant site owned and operated by a franchisee.  The guarantee is approximately $0.7 million plus certain contingent rental payments as defined in the lease.  The lease expires in July 2015.  As of September 30, 2008, management was not aware of any event or demand that was likely to trigger the guarantee by Fatburger.

Management may utilize a wide variety of financial techniques to assist in the management of currency risk, including currency swaps, options, and forwards, or combinations thereof.  No such currency hedging techniques were used in the nine months ended September 30, 2008.

There were no other off-balance sheet arrangements used in the three and nine months ended September 30, 2008.

NOTE 4 – STOCK OPTIONS AND RIGHTS

The Company has a stock option plan (the “Option Plan”) that provides for options to purchase shares of the Company’s common stock.  The maximum number of shares of common stock that may be issued pursuant to options granted under the Option Plan is 3,500,000.  Newly elected independent directors automatically receive 5,000 options on the day they join the Board of Directors.  Additionally, each independent director receives, on the last day of each quarter, an automatic grant of non-qualified options to purchase 1,500 shares of common stock at 110% of the fair market value on that day.  Automatic grants vest one third on each of the first three anniversaries of the grant date and expire on the tenth anniversary of the grant date.  The Company granted a total of 4,500 options and 13,500 options to its independent directors in the three months and nine months ending September 30, 2008, respectively.  The resignation of certain Managers (as defined by the Option Plan) resulted in the forfeiture of 96,833 unvested options in the nine months ended September 30, 2008.

There were no options granted with exercise prices below the market value of the stock at the grant date.  Fair values for the third quarter of 2008 were estimated using the Black-Scholes option-pricing model with the following weighted average assumptions used: 0% dividend yield, expected volatility of 109%, risk-free interest rate of 4.6% and expected lives of ten years.

A summary of our stock options activity for the nine months ended September 30, 2008 is presented below:

	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2008	3,246,333	$1.57
Granted	13,500	$0.68
Exercised	—	$—
Cancelled/forfeited	(96,833)	$3.31
Outstanding at September 30, 2008	3,163,000	$1.51

A summary of our stock options activity for the three months ended September 30, 2008 is presented below:

	Shares	Weighted Average Exercise Price
Outstanding at June 30, 2008	3,158,500	$1.52
Granted	4,500	$0.44
Exercised	—	$—
Cancelled/forfeited	—	$—
Outstanding at September 30, 2008	3,163,000	$1.51

A summary of our stock options outstanding as of September 30, 2008 is presented below:

Range of Exercise Prices	Shares	Weighted Average Remaining Life	Weighted Average Exercise Price
$0.01 – 1.00	13,500	9.7	$0.68
$1.01 – 2.00	2,622,000	8.2	$1.32
$2.01 – 4.00	527,500	8.7	$2.48
Total	3,163,000	8.3	$1.51

NOTE 5 – VARIABLE INTEREST ENTITIES

As of September 30, 2008, the Company has loaned $1.5 million to a related Spanish entity formed to purchase, reposition and sell an apartment building in Barcelona, Spain.  Under the terms of the loans, the investment meets the definition of a Variable Interest Entity (“VIE”) under FASB Interpretation No. 46 (“FIN 46”) and the Company is the primary beneficiary of the VIE.  As a result, the assets, liabilities, and results of operations of the VIE have been consolidated into the accompanying consolidated financial statements.  Neither the creditors nor the other beneficial interest holders have recourse to the Company with regard to this investment.

The VIE currently owns one apartment building, consisting of 8 residential units and 2 commercial units with a carrying value of approximately $2.3 million, including capital improvements and carrying costs.  The property met the criteria to be classified as “held for sale” and was classified as such on the Statement of Financial Condition at September 30, 2008.

In September 2008, the VIE sold one similar property.  The Company received cash proceeds of approximately $4.5 million and recorded a loss on the sale of approximately $0.6 million.  Prior to the sale, the Company had recorded market value impairments totaling $0.6 million on this property in the nine months ended September 30, 2008.  The fair value of the remaining property was estimated using significant observable inputs other than quoted prices (Level 2 inputs per SFAS 157), including prior sale offers on the property, current sale negotiations for the property, and market prices for similar properties in the Barcelona, Spain market.

Assets and liabilities of the VIE included in the accompanying consolidated statements of financial condition as of September 30, 2008 are summarized as follows:

Investment in real estate, held for sale, net	$2,287,000
Other assets	97,000
Borrowings and notes payable (included in current liabilities at September 30, 2008)	919,000
Accrued expenses and other liabilities	132,000
Minority interest	106,000

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

NOTE 7 – INVENTORIES

Inventories relate primarily to the Company’s manufacturing subsidiary, DAC International (“DAC”), and consist of the following:

	September 30, 2008	December 31, 2007
	(dollars in thousands)
Raw materials	$2,818	$1,565
Work in progress	805	772
Finished goods	354	168
Total inventories	$3,977	$2,505

NOTE 8 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following:

	September 30, 2008	December 31, 2007
	(dollars in thousands)
Accounts payable	$7,649	$8,872
Sales deposits	2,339	1,478
Accrued wages, bonus and commissions	1,657	708
Other	6,087	1,587
Total accrued expenses and other liabilities	$17,732	$12,645

At September 30, 2008, other accrued liabilities include the accrual of management fees ($1.7 million) and option commitment fee ($0.5 million), both associated with the sale of FCRI.

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

Restaurant operations

As of September 30, 2008, the Company owned approximately 82% of the voting control of Fatburger, which operates or franchises 90 hamburger restaurants located primarily in California and Nevada, as well as 11 other states, Canada, and China.  Franchisees currently own and operate 54 of the Fatburger locations.  Six new franchise restaurants were opened during the nine months ended September 30, 2008.  In the nine months ended September 30, 2008, Fatburger acquired the net assets of three franchise locations and converted them to company-owned locations, and two franchise locations and six underperforming company-owned locations were closed.  During the three months ended September 30, 2008, there were no new restaurants opened, however, Fatburger acquired the net assets of one franchise location and converted it to a company-owned location. In order to improve overall operations, five underperforming company-owned restaurants and one franchise location were closed during the three month period.

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(dollars in thousands)

Company-owned restaurant sales	$7,755	$7,226	$23,643	$21,975
Royalty revenue	562	528	1,697	1,574
Franchise fee revenue	748	71	916	132
Total revenue	9,065	7,825	26,256	23,681

Cost of sales	(4,577)	(4,075)	(14,060)	(12,682)
Depreciation and amortization	(527)	(497)	(1,601)	(1,529)
Other general & administrative costs	(3,889)	(3,899)	(12,162)	(11,449)
Interest expense	(166)	(195)	(524)	(576)
Loss on disposal of fixed assets	(735)	—	(735)	—
Management allocation	(527)	(536)	(1,579)	(1,608)
Market value impairment reserves	(37)	—	(37)	—
Minority interest in (earnings) losses	(214)	193	(10)	677
Segment loss	$(1,607)	$(1,184)	$(4,452)	$(3,486)

Capital expenditures	$371	$441	$639	$948
Segment assets			$20,471	$22,165
Minority interests			$671	$501

Manufacturing operations

The Company conducts manufacturing activities through its wholly-owned subsidiary, DAC International.  DAC is a supplier of computer controlled lathes and milling machinery for the production of eyeglass, contact, and intraocular lenses.

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(dollars in thousands)

Manufacturing sales	$3,536	$2,940	$8,831	$7,781
Cost of sales	(2,159)	(1,634)	(5,221)	(4,329)
Engineering and development	(285)	(256)	(865)	(724)
Depreciation and amortization	(42)	(20)	(100)	(67)
Other general & administrative costs	(707)	(612)	(2,293)	(1,878)
Interest expense	(12)	(13)	(33)	(28)
Other non-operating income	259	3	285	20
Segment income	$590	$408	$604	$775

Capital expenditures	$(40)	$3	$381	$71
Segment assets			$7,289	$6,151

Real estate and financing operations

The Company owns various interests in real estate and notes receivable.  At September 30, 2008, real estate is comprised of ownership of one apartment building located in Barcelona, Spain and one note receivable with a carrying value of less than $0.1 million, which is secured by real estate.

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(dollars in thousands)

Rental income	$—	$—	$—	$—
Operating expenses	—	(8)	—	(9)
Depreciation and amortization	—	—	—	(5)
Other general & administrative costs	(1)	(15)	(14)	(60)
Interest income	27	91	90	131
Interest expense	(489)	(486)	(1,468)	(1,316)
Other non-operating income (loss)	(680)	1,252	(121)	1,785
Gain (loss) on sale of real estate	(563)	13	(563)	13
Market value impairment reserves	—	(2,511)	(599)	(2,909)
Equity in income of equity investees	—	—	218	—
Segment loss	$(1,706)	$(1,664)	$(2,457)	$(2,370)

Capital expenditures	$—	$39	$—	$127
Segment assets			$5,353	$12,901
Minority interests			$106	$392

Other non-operating income (loss) for the nine months ended September 30, 2008 is primarily composed of foreign currency losses of $0.2 million.  This compares to foreign currency gains of $0.8 million, commission and other non-operating revenue of $0.3 million, and a forfeited deposit on the sale of one Barcelona property of $0.7 million for the nine months ended September 30, 2007.

For the three month period ending September 30, 2008 other non-operating income (loss) is primarily composed of foreign currency losses of $.07 million.  This compares to foreign currency gains of $0.5 million and a forfeited deposit on the sale of one Barcelona property of $0.7 million for the three months ended September 30, 2007.

Reconciliation to total net income (loss)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(dollars in thousands)

Segment loss from operations	$(1,988)	$(2,440)	$(5,570)	$(5,081)
Corporate expenses	(2,189)	(2,233)	(8,502)	(9,810)
Elimination of intercompany charges	548	828	2,099	2,434
Income tax benefit	—	4,385	52	4,385
Income (loss) from discontinued operations	—	(475)	3,473	1,081
Net income (loss)	$(3,629)	$65	$(8,448)	$(6,991)

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

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(dollars in thousands)
Operating revenue	$—	$972	$610	$2,851
Operating expenses	—	(305)	(240)	(1,013)
Depreciation and amortization	—	(111)	(39)	(330)
Operating margin	—	556	331	1,508

General and administrative expenses	—	(229)	(7)	(293)
Interest expense	—	(240)	(157)	(702)
Other non-operating income	—	7	8	20
Gain on sale of discontinued real estate operations	—	—	4,217	—
Income from discontinued real estate operations	$—	$94	$4,392	$533

Capital expenditures	$—	$32	$20	$98
Segment assets			—	$11,438

Software development and sales operations

In June 2008, the Company exercised its rights under a loan security agreement on loans to Centrisoft, a consolidated subsidiary.  Pursuant to the security agreement, the collateral assets of Centrisoft were transferred to the Company in satisfaction of the loans.  Centrisoft has since ceased operations.  As of September 30, 2008, the Company no longer includes Centrisoft as a consolidated subsidiary.  The Company will continue to service existing customers of Centrisoft using the assets acquired through the security agreement and will seek to sell the

Centrisoft technology and assets to a third party.  Prior to discontinuation of operations, Centrisoft was a reportable segment of the Company’s operations that developed and sold network productivity and security software.  The following represents the results of operations during the time of the Company’s ownership of Centrisoft:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(dollars in thousands)

Software sales	$—	$46	$128	$60
Engineering and development	—	(105)	(158)	(367)
Depreciation and amortization	—	(110)	(182)	(334)
Other general & administrative costs	—	(107)	(215)	(479)
Interest expense	—	(294)	(492)	(846)
Segment loss	$—	$(570)	$(919)	$(1,966)

Capital expenditures	$—	$—	$—	$—
Segment assets			$—	$3,478

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

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(dollars in thousands)

Loan brokerage fees	$—	$—	$—	$1,673
Loan servicing fees	—	—	—	134
Total revenue	—	—	—	1,807

Depreciation and amortization	—	—	—	(4)
Other general & administrative costs	—	—	—	(1,811)
Interest income	—	—	—	2
Other non-operating income	—	—	—	15
Minority interest in earnings	—	—	—	13
Gain on sale of discontinued mortgage banking operations	—	—	—	2,492
Income from discontinued mortgage banking operations	$—	$—	$—	$2,514

Capital expenditures	$—	$—	$—	$—
Segment assets			$—	$—
Minority interests			$—	$—

NOTE 11 – SUBSEQUENT EVENTS

Restaurant openings

Subsequent to September 30, 2008, Fatburger opened three franchise locations and one company-owned location.

Personnel reductions

In October 2008, the Company eliminated several administrative positions, primarily at the Fatburger subsidiary.  These reductions are intended to generate annual savings in compensation and employee benefits of $0.8 million.

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

Executive Overview

Business overview

Fog Cutter Capital Group Inc. is primarily engaged in the operations of its Fatburger Holdings, Inc. (“Fatburger”) restaurant business.  We acquired the controlling interest in Fatburger in August 2003 and currently own 82% voting control.  Fatburger, “The Last Great Hamburger Stand”®, opened its first restaurant in Los Angeles in 1952.  As of September 30, 2008, there were 90 Fatburger restaurants located in 13 states and in Canada and China.  The restaurants specialize in fresh, made-to-order hamburgers and other specialty sandwiches.  French fries, homemade-style onion rings, hand-scooped ice cream shakes and soft drinks round out the menu.

We plan to open additional Fatburger restaurants throughout the United States and internationally, including Canada, China, Saudi Arabia, Indonesia, Kuwait, and the United Arab Emirates.  We intend to continue to open company-owned restaurants in strategic markets and increase the number of franchised locations in the U.S. and internationally.  Franchisees currently own and operate 54 of the Fatburger locations and we have agreements for approximately 208 new franchise locations.  Many factors affect our ability to open new franchise locations and we expect that it will take several years for our current franchisees to open all of their restaurant locations.  As is typical for our industry, the identification of qualified franchisees and quality locations has an impact on the rate of growth in the number of our restaurants.

In addition to our restaurant operation, we also conduct manufacturing activities and have made real estate and other real estate-related investments through various controlled subsidiaries.

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

Significant events

The following significant events affected our operations for the three months and the nine months ended September 30, 2008:

•                  Restaurant openings and closures – During the nine months ended September 30 2008, Fatburger opened six additional franchise locations.  Three locations have been converted from franchise-owned to company-owned restaurants.  In order to improve overall operations, two franchise locations and six company-owned locations have been closed.  During the three months ended September 30, 2008, there were no new restaurants opened, however, Fatburger acquired the net assets of one franchise location and converted it to a company-owned location. In order to improve overall operations, five underperforming company-owned restaurants and one franchise location were closed during the three month period.

•                  Discontinued operations – In February 2008, we sold a wholly-owned subsidiary, Fog Cap Retail Investors LLC (“FCRI”), which held our leased real estate portfolio.  The sales price for the FCRI membership interests was $8.5 million and was paid in cash.  A portion of the proceeds were used to repay $4.2 million of existing debt.  We recorded a gain on sale of $4.2 million as a result of the transaction.  We also entered into an option agreement with the buyer that gives us the right, but not the obligation, to re-acquire all of the membership interests in FCRI.  The option period is for two years beginning February 15, 2008.  Under certain circumstances after December 31, 2008, the buyer may accelerate the termination of the option period upon thirty days notice.  The exercise price increases over the option period from approximately $9.7 million currently to $11.3 million after January 31, 2010.  The option commitment fee was $850,000 and is payable by us in installments over the option period.  Management has determined that the option exercise prices are significantly higher than the expected value during the option period.  Therefore, the option has been assigned no value as it is not anticipated that it will provide a future economic benefit to us.  The $850,000 option commitment fee reduced the gain on sale.

•                  Discontinued operations – In June 2008, we exercised our rights under a security agreement on loans to a consolidated subsidiary, Centrisoft Corporation (“Centrisoft”).  Pursuant to the security agreement, the collateral assets of Centrisoft were transferred to us in satisfaction of the loans.  Centrisoft has since ceased operations.  As of June 30, 2008, we no longer included Centrisoft as a consolidated subsidiary.  We will continue to service existing customers of Centrisoft using the assets acquired through the security agreement and will seek to sell the Centrisoft technology and assets to a third party.

•                  Sale of real estate and repayment of notes payable – In September 2008, we sold one investment property in Barcelona, Spain held through our Variable Interest Entity (“VIE”).  We received cash proceeds of approximately $4.5 million and recorded a loss on the sale of approximately $0.6 million.  Approximately $3.2 million of the cash proceeds were used to partially repay two outstanding notes payable.

•                  Borrowing on notes payable – In May 2008, we borrowed $2.0 million through a note payable secured by certain assets of the Company.  The note bears interest at a fixed rate of 2% monthly, one half of which is due monthly in arrears, the other half being due at the note’s scheduled maturity date.  The note is due on or before December 31, 2008.  In September 2008, we amended this note payable to borrow an additional $1.0 million.

•                  Income from equity investee – In December 2000, we organized and led a group of investors to purchase all of the outstanding capital stock of Bourne End Properties Plc (“Bourne End”), a specialist investor in retail property.  We invested in 26% of Bourne End, which at the time of the acquisition had approximately GBP 169.6 million of assets and GBP 123.1 million of debt.  The real estate assets consisted of 1.7 million square feet in fifteen shopping centers located in the United Kingdom.  Bourne End sold all of these properties between the date of the acquisition and 2006 and distributed the net proceeds to the investors.  Since the sale of the last property in 2006, Bourne End has been proceeding toward final liquidation.  In the first quarter of 2008, Bourne End revised its estimates of accrued liabilities associated with its final liquidation, and we were notified that we had been allocated an additional $0.2 million in income, which was subsequently distributed in cash in the second quarter of 2008.

Results of operations

We have incurred net income (losses) from continuing operations as follows:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(dollars in thousands, except per share data)
Net income (loss)	$(4,364)	$540	$(12,656)	$(8,072)
Net loss per share	$(0.55)	$0.07	$(1.59)	$(1.01)

Our net loss from continuing operations was $12.7 million (or $1.59 per share) for the nine months ended September 30, 2008 and $4.4 million (or $0.55 per share) for the three months then ended.  This compares to a net loss of $8.1 million (or $1.01 per share) for the nine months ended September 30, 2007 and net income of $0.5 million (or $0.07 per share) for the three months then ended.  The loss is primarily due to operating expenses associated with our management infrastructure.  We have put in place a management structure that we believe will enable us to significantly expand our operations, notably our Fatburger subsidiary.  However, until the growth is realized, the cost of our management structure will be borne by our existing operations.

The following sections describe the results of operations of our operating segments for the three and nine months ended September 30, 2008 and 2007.

Restaurant segment operations

The following table shows our operating margin for company-owned restaurants for the three and nine months ended September 30, 2008 and 2007:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(% to Company-owned restaurant sales)
Restaurant sales:
Company-owned restaurant sales	100.0%	100.0%	100.0%	100.0%
Cost of sales – food, paper, merchandise	(26.9)%	(23.7)%	(26.2)%	(24.2)%
Cost of sales – wages and benefits	(32.1)%	(32.7)%	(33.3)%	(33.5)%
Restaurant depreciation and amortization	(6.1)%	(6.0)%	(6.0)%	(6.1)%
Operating margin (restaurant sales only)	34.9%	37.6%	34.5%	36.2%

For the nine months ended September 30, 2008, company-owned restaurant sales increased 7.2% to $23.6 million from $22.0 million for the same period in 2007.  For the three months ended September 30, 2008, company-owned restaurant sales increased 8.3% to $7.8 million from $7.2 million for the same period in 2007.  This increase was primarily the result of the addition of four company-owned restaurants in the latter part of 2007 and two more stores in the first quarter of 2008.  Same store sales for company-owned restaurants open during all of 2007 decreased 3.6% for the first nine months of 2008 but increased 1.4% in the third quarter compared to the same periods in 2007.  The operating margin as a percentage of sales for company-owned locations decreased to 34.5% in the first nine months of 2008 (34.9% in the third quarter) from 36.2% in 2007 (37.6% in the third quarter) primarily due to rising food and paper costs as a percentage of company owned restaurant sales.

The following table shows our total operating results from the restaurant segment for the three and nine months ended September 30, 2008 and 2007:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(% to total revenue)
Total restaurant operations:
Company-owned restaurant sales	85.6%	92.3%	90.0%	92.8%
Royalty revenue	6.2%	6.8%	6.5%	6.6%
Franchise fee revenue	8.2%	0.9%	3.5%	0.6%
Total revenue	100.0%	100.0%	100.0%	100.0%

Cost of sales	(55.7)%	(57.7)%	(59.0)%	(59.3)%
General & administrative costs	(43.5)%	(50.6)%	(47.0)%	(49.1)%
Interest expense	(1.8)%	(2.5)%	(2.0)%	(2.4)%
Loss on disposition of fixed assets	(8.1)%	—	(2.8)%	—
Management allocation	(6.2)%	(6.8)%	(6.2)%	(6.8)%
Minority interest in losses	(2.4)%	2.5%	0.0%	2.9%
Segment loss	(17.7)%	(15.1)%	(17.0)%	(14.7)%

Royalty revenue increased to $1.7 million for the first nine months of 2008 compared to $1.6 million for the same period in 2007 and increased to $0.6 million for the three months ended September 30, 2008 compared to $0.5 million for the same period in 2007.  We added six franchise locations during the nine months ended September 30, 2008 (none in the third quarter).  This increase was partially offset by three locations being converted from franchise to company-owned restaurants and the closure of two franchise restaurants.  The net increase in franchise locations was offset by a decrease of 3.8% in same store sales for franchise restaurants for the first nine months of 2008 (1.3% decrease in the third quarter) compared to the same period in 2007.

System-wide same store sales decreased 3.7% for stores open during all of 2007 during the first nine months of 2008 compared to the same period in 2007, and decreased 0.1% in the third quarter of 2008 compared to the same period in 2007.  Our loss from restaurant operations was 14.2% of total revenue for the nine months ended September 30, 2008 (9.6% for the third quarter) compared to 14.7% for the same nine months of 2007 (15.1% for the third quarter).

We plan to open additional Fatburger restaurants throughout the United States and internationally, including Canada, China, Saudi Arabia, Indonesia, Kuwait, and the United Arab Emirates.  We intend to continue to open company-owned restaurants in strategic markets and increase the number of franchised locations in the U.S. and internationally.  Fatburger has opened a net total of 41 restaurant locations since our acquisition in 2003.  As is typical for our industry, the identification of qualified franchisees and quality locations has an impact on the rate of growth in the number of our restaurants.  As a result of the recent downturn in the global real estate market, Fatburger is initiating discussions with certain of its landlords in an effort to reduce occupancy expenses.  There can be no assurance that these discussions will result in lowered rent for restaurant locations.

Manufacturing segment operations

The following table summarizes the operating results of our manufacturing segment for the three and nine months ended September 30, 2008 and 2007:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(% to total revenue)
Manufacturing sales	100.0%	100.0%	100.0%	100.0%
Manufacturing cost of sales	(61.0)%	(55.6)%	(59.1)%	(55.6)%
Engineering and development	(8.1)%	(8.7)%	(9.8)%	(9.3)%
Operating margin	30.9%	35.7%	31.1%	35.1%

Compensation expense	(12.5)%	(12.6)%	(16.2)%	(14.9)%
Depreciation expense	(1.2)%	(0.7)%	(1.1)%	(0.9)%
Other operating expense	(0.5)%	(8.5)%	(7.0)%	(9.3)%
Segment income	16.7%	13.9%	6.8%	10.0%

Total revenue for this segment was $8.8 million for the nine months ended September 30, 2008 ($3.5 million for the third quarter), compared to $7.8 million for the same nine months ($2.9 million for the third quarter) in 2007.  Net income for this segment was $0.6 million for the nine months ended September 30, 2008 ($0.6 million for the third quarter), compared to $0.8 million for the same nine months ($0.4 million for the third quarter) in 2007.  In order to focus our efforts on our restaurant segment, we intend to sell our equity position in DAC for an amount higher than our net investment.  If we were to sell this segment, we expect that it would decrease our future net revenue.  There can be no assurance that we will be able to sell this segment for a profit.

Real estate and finance segment operations

In February 2008, we sold FCRI, our wholly-owned subsidiary that held our leased real estate portfolio.  The sales price was $8.5 million and we recorded a gain on sale of $4.2 million.  Results of operations from FCRI (including the gain on sale in 2008) have been classified as discontinued operations.  Our remaining real estate investments consist of one apartment building in Barcelona, Spain, which has been classified as held for sale.

Interest income – Our interest income for the first nine months of both 2008 and 2007 was $0.1 million.

Interest expense – Interest expense for this segment for the first nine months of 2008 was $1.5 million ($0.5 million for the third quarter) compared to $1.3 million for the first nine months of 2007 ($0.5 million for the third quarter).

Foreign exchange gains – Changes in foreign currency exchange rates resulted in a net loss of approximately $0.2 million in this segment for the nine months ended September 30, 2008 (net loss of $0.7 million in the third quarter), compared to net gains of $0.8 million for the first nine months of 2007 ($0.5 million in the third quarter).  At September 30, 2008, approximately 5% of our total assets and 3% of our total liabilities were denominated in the euro.

Market value impairment reserves – We recognized a market value impairment reserve of $0.6 million on one property in Barcelona, Spain in the first half of 2008.  In the third quarter of 2008, this building was sold for cash proceeds of approximately $4.5 million, and we recognized a loss of $0.6 million on the sale.  This compares to an impairment of $2.9 million in the first nine months 2007 for the same property.

Other non-operating income – In the nine months ended September 30, 2008, we had equity in income of equity investee of $0.2 million.  In the same nine months of 2007, we had commission and other non-operating revenue of $0.3 million, and a forfeited deposit on the sale of one Barcelona property of $0.7 million.

Corporate expenses

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(dollars in thousands)
Compensation and employee benefits	$1,341	$1,253	$5,377	$6,089
Professional fees	232	256	976	982
Travel and entertainment	267	341	1,116	1,382
Insurance	96	64	234	316
Directors fees	94	131	282	397
Occupancy costs	34	29	104	106
Other expenses	125	159	413	538
Total operating expenses	$2,189	$2,233	$8,502	$9,810

For the nine months ended September 30, 2008, we incurred corporate operating expenses of $8.5 million ($2.2 million for the third quarter), compared to $9.8 million for the same nine months ($2.2 million for the third quarter) in 2007.  This decrease is primarily due to a decrease in compensation expenses and directors fees.  Corporate expenses for the first nine months of 2008 include $0.9 million ($0.3 million for the third quarter) for share based payments accounted for under FAS 123R, compared to $1.4 million for the same nine months ($0.5 million for the third quarter) in 2007.

Management allocation and other intercompany charges

In 2006, as we focused our efforts on the Fatburger segment we began allocating a portion of our corporate expenses to our restaurant segment to more accurately reflect the operating results of that segment.  This allocation was $1.6 million for the nine months ended September 30, 2008 and 2007 ($0.5 million for the third quarter in each year).  This allocation is eliminated upon consolidation on the Consolidated Statements of Operations.  Other intercompany charges, including intercompany interest expense, are eliminated upon consolidation and totaled $0.5 million for the nine months ended September 30, 2008 (less than $0.1 million for the third quarter) compared to $0.8 million for the same nine month of 2007 ($0.3 million for the third quarter).

Income taxes

During the three months and the nine months ended September 30, 2008, no provision for income taxes was required due to the net operating loss generated during the periods.  We recorded a tax benefit of less than $0.1 million to recognize tax refunds received in the first quarter of 2008 on prior taxes paid.  During the nine months ended September 30, 2007, we determined that it was more likely than not that certain NOL carryovers would be available to offset prior taxable income.  As a result, we recognized an income tax benefit of $4.4 million and reduced the deferred tax liability by the same amount.  No comparable tax benefit was recognized during the 2008 period.

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

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(dollars in thousands)
Operating revenue	$—	$972	$610	$2,851
Operating expenses	—	(305)	(240)	(1,013)
Depreciation and amortization	—	(111)	(39)	(330)
Operating margin	—	556	331	1,508
General and administrative expenses	—	(229)	(7)	(293)
Interest expense	—	(240)	(157)	(702)
Other non-operating income	—	7	8	20
Gain on sale of discontinued real estate operations	—	—	4,217	—
Income from discontinued real estate operations	$—	$94	$4,392	$533

Software development and sales operations – In June 2008, we exercised our rights under a security agreement on loans to Centrisoft, a consolidated subsidiary.  Pursuant to the security agreement, the collateral assets of Centrisoft were transferred to us in satisfaction of the loans.  Centrisoft has since ceased operations.  As of September 30, 2008, we no longer include Centrisoft as a consolidated subsidiary.  We will continue to service existing customers of Centrisoft using the assets acquired through the security agreement and will seek to sell the Centrisoft technology and assets to a third party.  Prior to discontinuation of operations, Centrisoft was a reportable segment of our operations that developed and sold network productivity and security software.  The following represents the results of operations during the time of the Company’s ownership of Centrisoft:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(dollars in thousands)
Software sales	$—	$46	$128	$60
Engineering and development	—	(105)	(158)	(367)
Compensation expense	—	(38)	(92)	(195)
Depreciation expense	—	(110)	(182)	(334)
Other operating expense	—	(69)	(123)	(284)
Interest expense	—	(294)	(492)	(846)
Segment loss	$—	$(570)	$(919)	$(1,966)

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

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(dollars in thousands)
Total revenue	$—	$—	$—	$1,807
Compensation expense	—	—	—	(1,534)
Other operating expense	—	—	—	(281)
Non-operating income	—	—	—	17
Gain on sale of discontinued operations	—	—	—	2,492
Minority interest in earnings	—	—	—	13
Segment income	$—	$—	$—	$2,514

Changes in financial condition

Our assets, liabilities and stockholders’ equity (deficit) can be summarized as follows:

	September 30, 2008	December 31, 2007
	(dollars in thousands)
Total assets	$33,113	$53,769
Total liabilities	$38,628	51,072
Total minority interests	$777	701
Total stockholders’ equity (deficit)	$(6,292)	1,996

The decrease in total assets during the first nine months of 2008 is primarily due to the disposal of our FCRI subsidiary, which was classified as held for sale at December 31, 2007.  Total liabilities decreased over the first nine months of 2008 primarily for the same reason.  The cash received from the disposal of FCRI was used to repay one note payable and to support our operating activities.  Stockholders’ equity decreased during the first nine months of 2008 by approximately $7.5 million, mainly resulting from our net loss of $8.4 million, partially offset by share based compensation of $0.9 million.  These changes are described in more detail as follows:

Cash

Our cash decreased $0.2 million from December 31, 2007 to September 30, 2008.  Significant sources and uses of cash during the nine months ended September 30, 2008 include:

•                  $8.1 million of cash used in operations – comprised primarily of our net loss from continuing operations of $11.9 million adjusted for net non-cash items of $4.0 million;

•                  $5.2 million of cash provided by investing activities – comprised of $1.7 million received on payments on notes receivable, $4.5 million proceeds from the sale of real estate, and $0.2 million distributed from equity investees, partially offset by $1.3 million invested in restaurant assets and other property, plant & equipment;

•                  $4.1 million of cash used in financing activities – includes payments on borrowings and capital leases of $8.5 million, partially offset by proceeds from borrowings of $4.0 million and $0.4 million invested by minority interests; and

•                  $6.8 million net cash inflow from discontinued operations.

Net investments in real estate, and related liabilities

Our investments in real estate can be summarized as follows:

	September 30, 2008	December 31, 2007
	(dollars in thousands)
US based investments – held for sale (1):
Purchase price / improvements	$—	$13,338
Accumulated depreciation and amortization	—	(2,143)
Net book value	—	11,195
Foreign-based investments – held for sale (2):
Purchase price / improvements	2,287	8,463

Total investments in real estate, net	$2,287	$19,658

(1)     Includes 32 commercial properties under capital lease throughout the United States at December 31, 2007.

(2)     Includes 1 apartment building in Barcelona, Spain at September 30, 2008 and 2 buildings at December 31, 2007.

Borrowings related to our investments in real estate were as follows:

	September 30, 2008	December 31, 2007
	(dollars in thousands)
Obligations on real estate under capital lease	919	3,505
Borrowings on Barcelona properties	$—	$9,994
Total borrowings related to real estate	$919	$13,499

Investments in properties under capital lease (and the related capital lease obligations) decreased to zero at September 30, 2008 due to the sale of our FCRI subsidiary which held our leased real estate portfolio.  Our investment in apartment buildings in Barcelona, Spain decreased $6.2 million since December 31, 2007 primarily due to the sale of one building in September 2008.

Net property, plant and equipment

Net property, plant and equipment decreased $1.4 million at September 30, 2008 compared to December 31, 2007, primarily due to scheduled monthly depreciation on those assets and the disposal of $0.7 million in fixed assets associated with closed Fatburger restaurants.  Obligations on property, plant, and equipment under capital lease remained stable at less than $0.1 million at September 30, 2008 compared to December 31, 2007.

Goodwill and net intangible assets

	September 30, 2008	December 31, 2007
	(dollars in thousands)
Goodwill – Fatburger	$7,063	$7,063
Goodwill – DAC International	1,465	1,465
Total goodwill	$8,528	8,528

Net intangible assets – Fatburger	$4,615	4,756
Total net intangible assets	$4,615	4,756

Net intangible assets decreased $0.1 million in the nine months ended September 30, 2008 due to monthly amortization.  Net intangible assets at September 30, 2008 consists of trademark rights of approximately $4.0 million, franchise agreements of approximately $0.3 million, and other miscellaneous intangible assets of approximately $0.3 million.  We do not believe that there is any impairment of goodwill or net intangible assets at September 30, 2008.

Notes receivable

As of September 30, 2008, our notes receivable portfolio consists of one note secured by real estate with a carrying value of less than $0.1 million.  The loan carries an interest rate (excluding fees and points) of 7.0% and matures in April 2010.

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

Other assets

	September 30, 2008	December 31, 2007
	(dollars in thousands)
Trade receivables	$1,838	$1,479

Inventories	$3,977	$2,505

Other current assets:
Prepaid expenses	$414	$526
Other	97	2
Total other current assets	$511	$528

Other assets:
Software costs	$571	$—
Security deposits	723	646
Capitalized finance fees	282	269
Other	81	93
Total other assets	$1,657	$1,008

Assets held for sale:
Current assets held for sale	$—	$86
Other assets held for sale	—	2,147

Trade receivables and inventories at September 30, 2008 relate primarily to the operations of DAC.  Other assets held for sale at December 31, 2007 relates mainly to Centrisoft, and includes $1.0 million of goodwill, $0.9 million of software costs, and $0.2 million of intangible assets.

Deferred income

Our deferred income relating to the collection of unearned Fatburger franchise fees decreased to $4.6 million at September 30, 2008, compared to $5.2 million at December 31, 2007.  This was primarily the result of the recognition of $0.8 million in franchise fee revenue as we bought out the remaining unused franchise rights of two franchisees, partially offset by the collection of $0.2 million in deferred franchise fees.  As of September 30, 2008, all of our deferred income was comprised of the non-refundable franchise fee received by Fatburger for each future franchise location.  These initial fees generally represent half of the total fee per location.  The balance of the franchise fee (approximately an additional $4.6 million) will be collected in the future when leases on these specific franchise locations are signed.

Notes payable

As of September 30, 2008, our notes payable (excluding borrowings on real estate) totaled $13.4 million, including $6.9 million of debt held at Fatburger and $0.8 million at DAC.  This compares to $17.6 million at December 31, 2007.  The decrease was primarily due to repayments of notes payable totaling $8.4 million in the nine months ended September 30, 2008, partially offset by additional borrowings of $4.0 million in the same time frame.

Accounts payable and accrued liabilities

Accounts payable and accrued liabilities totaled $17.7 million at September 30, 2008, compared with $12.6 million at December 31, 2007, and consisted of the following:

	September 30, 2008	December 31, 2007
	(dollars in thousands)
Accounts payable	$7,649	$8,872
Sales deposits	2,339	1,478
Accrued wages, bonus and commissions	1,657	708
Other	6,087	1,587
Total accrued expenses and other liabilities	$17,732	$12,645

Current liabilities associated with assets held for sale	$—	$2,565

The increase in other payables was primarily the result of the accrual of management fees and the option commitment fee associated with the sale of FCRI.

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund business operations, acquisitions, and expansion (including growth of company-owned and franchised restaurant locations), engage in loan acquisition and lending activities and for other general business purposes.  In addition to our cash on hand, our primary sources of funds for liquidity during the first nine months of 2008 consisted of cash provided by proceeds from the sale of discontinued operations, borrowings on notes payable, and the repayments to us from borrowers.  As of September 30, 2008, we had cash or cash equivalents of $0.9 million, which, together with projected borrowings and proceeds from the sales of assets, we believe will be sufficient to meet our current liquidity needs.

At September 30, 2008, we had total consolidated secured indebtedness of $16.3 million, as well as $22.3 million of other liabilities.  Our consolidated secured indebtedness consisted of:

•                  notes payable and other debt of Fatburger of $6.9 million secured by the assets of Fatburger;

•                  $2.0 million in capital leases maturing on or before 2010 secured by an aircraft and various restaurant assets;

•                  notes payable of $0.9 million secured by our Barcelona property;

•                  $4.7 million of notes payable secured by various assets of the Company; and

•                  $0.8 million of short-term borrowings secured by the assets of DAC International.

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

Foreign currency exchange rate risk

Our exposure to foreign currency fluctuations arises mainly from our investment in Barcelona real estate.  As of September 30, 2008, approximately 5% of our total assets and 3% of our total liabilities were denominated in the euro.  We can utilize a wide variety of financial techniques to assist in the management of currency risk, including currency swaps, options, and forwards, or combinations thereof.  No such currency hedging techniques were in use as of September 30, 2008.

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

Debt covenants

At December 31, 2007, Fatburger was not in compliance with all obligations under the agreements evidencing its indebtedness, as defined in the applicable agreements, due to its failure to meet the prescribed fixed charge coverage ratio and the prescribed debt-coverage ratio in three notes payable.  As it has in the past, the lender subsequently issued a waiver of the covenant violations at December 31, 2007.  The next measurement date for compliance with this covenant is December 31, 2008.  As of September 30, 2008, Fatburger had past due loan payments totaling approximately $ 82,000, however, this amount was brought current subsequent to the quarter end.  In addition, the Barcelona Spain VIE was delinquent in loan payments totaling approximately $16,000.

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

Restricted cash balance

At September 30, 2008, we had $0.2 million of cash restricted to secure certain obligations.

Dividends

While we do not have a fixed dividend policy, we may declare and pay new dividends on our common stock, subject to our financial condition, results of operations, capital requirements and other factors deemed relevant by the Board of Directors.  One factor the Board of Directors may consider is the impact of dividends on our liquidity.  We have not declared or paid any dividends in the first nine months of 2008.

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

Off Balance Sheet Arrangements

In order to facilitate the development of franchise locations, as of September 30, 2008, Fatburger had guaranteed the annual minimum lease payments of one restaurant site owned and operated by a franchisee.  The guarantee is approximately $0.7 million plus certain contingent rental payments as defined in the lease, which expires in July 2015.  The lease guarantee by Fatburger does not provide us with a material source of liquidity, capital resources or other benefits.  There are no revenues, expenses or cash flows connected with the lease guarantee other than the receipt of normal franchise royalties.  As of September 30, 2008, we were not aware of any event or demand that was likely to trigger the guarantee by Fatburger.

We have various operating leases for office, manufacturing and retail space which expire through 2017.  The leases provide for varying minimum annual rental payments including rent increases and free rent periods.  We have future minimum rental payments under non-cancelable operating leases with initial or remaining terms of one year or more of approximately $23.4 million as of September 30, 2008.

We did not have any other off-balance sheet arrangements in place as of September 30, 2008.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities and Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of September 30, 2008, have concluded that our disclosure controls and procedures were effective and designed to ensure that material information relating to us and our consolidated subsidiaries is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

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

Changes in internal control over financial reporting

There were no significant changes in our internal control over financial reporting in connection with an evaluation that occurred during our third fiscal quarter of 2008 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

The global economic crisis which began in the third quarter of 2008 may have detrimental impacts on our business.

During the third quarter 2008, a global economic crisis in the credit markets began which has started to impact the equity markets and may produce a prolonged global recession. Although we cannot predict the extent, timing and full ramifications of the crisis, we believe that, at a minimum, the following risks have been heightened.

Credit availability to the Company — Continued illiquidity in the credit markets may prevent us from being able to repay, renew or replace maturing indebtedness on terms reasonably satisfactory to us and we may be required to sell (potentially on short notice) a portion of our assets, and could incur losses as a result.   If the Company is successful in obtaining new financing, the cost of capital may be significantly higher than was previously available.

Credit availability to our franchisees — We believe that many of our franchisees rely on liquidity from operative credit markets. If the markets remain illiquid, the ability of our franchisees to open additional locations and our ability to attract new franchisees may be negatively affected.

Potential recession impacts — A prolonged recession may have negative impact on our sales as customers seek lower priced alternatives or reduce the frequency of their purchases.

Potential delay in the sale of DAC — The unrest in the credit markets may delay our ability to sell DAC in a timely manner, which may affect our ability to meet our liquidity needs.

For a discussion of other risk factors which may affect our business, please refer to Item 1A of the Form 10K for the year ending December 31, 2007, as filed with the Securities and Exchange Commission on March 31, 2008.

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

Date:  November 14, 2008

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