Form 10-K
period 2008-12-31
FOG CUTTER CAPITAL GROUP INC
filed 2010-03-30
CIK 1048566

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-23911

Fog Cutter Capital Group Inc.
(Exact name of registrant as specified in its charter)

Maryland	52-2081138
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

301 Arizona Avenue, Suite 200
Santa Monica, CA 90401
(Address of principal executive offices) (Zip Code)

(310) 319-1850
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes☐  No☑.

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No☑.

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price as quoted on OTC Bulletin Board market on June 30, 2008 was $2,444,479.

As of March 15, 2010, there were 7,954,928 shares outstanding, not including 3,802,145 treasury shares, par value $0.0001 per share.

DOCUMENTS INCORPORATED BY REFERENCE
None.

FOG CUTTER CAPITAL GROUP INC.

FORM 10-K

INDEX

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

Index

PART I

ITEM 1.   BUSINESS

Business Overview
Fog Cutter Capital Group Inc. (“Fog Cutter”, the “Company”, “we,” “us” or “ours”) is primarily engaged in the operations of its Fatburger Holdings, Inc. (“Fatburger”) restaurant business.  We acquired the controlling interest in Fatburger in August 2003 and own 82% voting control as of December 31, 2008.  In addition to our restaurant operation, we also conduct unrelated manufacturing activities and make real estate related investments through various controlled subsidiaries.

The Company was originally incorporated as Wilshire Real Estate Investment Trust Inc. in the State of Maryland on October 24, 1997. However, we subsequently chose not to elect the tax status of a real estate investment trust and on January 25, 2001, we changed our name to Fog Cutter Capital Group Inc. to better reflect the diversified nature of our business.  Our stock is quoted on the Pink Sheets under the ticker symbol “FCCG.PK”.

Our website is www.fogcutter.com.  We make our annual report on Form 10-K, as well as other periodic reports filed with the Securities and Exchange Commission, available free of charge through our website as soon as reasonably practicable after they are filed.  A copy of our annual report may also be obtained by writing to us at 301 Arizona Avenue, Suite 200, Santa Monica, CA 90401, Attn: Investor Reporting.

Segment financial data for the years ended December 31, 2008 and 2007 for the Company is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7, and in the related Consolidated Financial Statements and footnotes in Part II, Item 8 of this report on Form10-K.

Bankruptcy Proceedings

On April 6, 2009, certain controlled subsidiaries of Fog Cutter Capital Group Inc. filed voluntary petitions for relief under chapter 11 of the United States Bankruptcy Code (the "Chapter 11 Cases") in the United States Bankruptcy Court for the Central District of California – San Fernando Valley Division (the "Bankruptcy Court"). The entities involved and the case numbers assigned to the subsidiaries (collectively, the "Debtors") are as follows:

Fatburger Restaurants of California, Inc., Case No. 1:09-bk-13964-GM

Fatburger Restaurants of Nevada, Inc., Case No.1:09-bk-13965-GM

The Chapter 11 Cases are being jointly administered.  Since the Chapter 11 bankruptcy filing date, the Debtors have been operating their bankruptcy estates as "debtors in possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

On or about November 3, 2009, the Debtors filed a joint plan of reorganization and related disclosure statement.  The Bankruptcy Court is currently considering the approval of the plan of reorganization.

Operating Segments
Our operating segments are:

(i)	Restaurant Operations – conducted through our Fatburger subsidiary,
(ii)	Manufacturing Operations – conducted through our wholly owned subsidiary, DAC International (“DAC”), and
(iii)	Real Estate and Financing Operations.

Due to the varied nature of our operations, we do not utilize a standard array of key performance indicators in evaluating our results of operations.  Our evaluation instead focuses on an investment-by-investment or asset-by-asset analysis within our operating segments.

Restaurant Operations

Fatburger, “The Last Great Hamburger Stand”®, opened its first restaurant in Los Angeles in 1952.  As of December 31, 2008, there were 92 Fatburger restaurants located in 13 States and in Canada, China and the United Arab Emirates.  The restaurants specialize in fresh, made to order hamburgers and other specialty sandwiches.  French fries, homemade onion rings, hand-scooped ice cream shakes and soft drinks round out the menu.

Index

We plan to open additional Fatburger restaurants throughout the United States and internationally, including Canada, China, Indonesia, Kuwait, Saudi Arabia and the United Arab Emirates.  Ten new restaurants were opened during 2008, which included nine franchise locations and one company-owned location.  In addition, Fatburger acquired four restaurants from franchisees during 2008. We intend to continue to open company-owned restaurants in strategic markets and increase the number of franchised locations in the U.S. and internationally. Fatburger has opened a total of 55 restaurant locations since our acquisition in 2003.  At December 31, 2008, franchisees owned and operated 56 of the Fatburger locations and we have agreements for approximately 112 new franchise locations.  Many factors affect our ability to open new franchise locations and we expect that it will take several years for our current franchisees to open all of their restaurant locations.  As is typical for our industry, the identification of qualified franchisees and quality locations has an impact on the rate of growth in the number of our restaurants.

Our restaurant business is moderately seasonal, as average restaurant sales are slightly higher during the summer months than during the winter months.  As such, results from our restaurant operations for any quarter are not necessarily indicative of results for any other quarter or for the full fiscal year.

Fatburger’s fiscal year ends on the last Sunday in December and, as a result, a 53rd week is added to the fiscal year every 5 or 6 years. In a 52-week year, all four quarters are comprised of 13 weeks.  In a 53-week year, one extra week is added to the fourth quarter.  Fiscal years 2008 and 2007 were both 52 week years.

Manufacturing Operations

We conduct manufacturing activities through our wholly-owned subsidiary, DAC International.  DAC is a manufacturer of computer controlled lathes and milling machinery for the production of eyeglass, contact, and intraocular lenses.

Real Estate and Financing Operations

During 2008, we sold nearly all of our interests in real estate and notes receivable, which included leasehold interests in 72 freestanding retail buildings located throughout the United States and an apartment building located in Barcelona, Spain.  We also recorded an impairment charge against the remaining net carrying value of a second apartment building in Spain.  During 2008, we were fully repaid on notes receivable that had a carrying value of $1.8 million and which were primarily secured by real estate.  We expect that as we focus our attention on the expansion of Fatburger, our future investments in this segment will become less frequent.  As of December 31, 2008, our carrying value for real estate and notes receivable was $52,000.

Principal Assets
We have set forth below information regarding our principal assets at December 31, 2008 and 2007:

	December 31, 2008		December 31, 2007
	Carrying Value	%	Carrying Value	%
	(dollars in thousands)

Goodwill	8,028	29.1%	9,526	17.7%
Property, plant and equipment, net	8,253	30.0	10,203	19.0
Intangible assets, net	4,068	14.8	4,986	9.2
Inventories	2,964	10.7	2,505	4.7
Accounts receivable	2,712	9.8	1,491	2.8
Cash and cash equivalents	390	1.4	1,131	2.1
Notes Receivable	52	0.2	612	1.1
Real estate, net	-	-	19,658	36.6
Other assets	1,106	4.0	3,657	6.8
Total assets	$27,573	100.0%	$53,769	100.0%

Index

The following sections provide additional information on our principal assets and operations as of December 31, 2008.

Restaurant Operations

Our investment in Fatburger at December 31, 2008 consists of:

(i)
Series A Preferred Stock - convertible preferred stock which is convertible into a 50% ownership interest of the common stock of Fatburger on a fully diluted basis.  As of December 31, 2008, we own approximately 93% of the issued and outstanding Series A Preferred stock, and currently hold voting rights equal to 82% of the voting control of Fatburger.  The Series A Preferred stock is not redeemable and does not pay dividends.

(ii)
Series D Preferred Stock - redeemable convertible preferred stock which has a liquidation preference.  Dividends accrue at a rate of 20% of the redemption value, compounded annually.  As of December 31, 2008, the redemption amount totaled $23.3 million.  The Series D Preferred Stock does not have any voting rights but may be converted into common stock under certain circumstances.  We own all of the issued and outstanding shares of Series D Preferred Stock.

(iii)	Common Stock – we own common stock equal to 15% of the fully diluted ownership of Fatburger.

As a result of our voting and operational control, we report the operations of Fatburger on a consolidated basis.  The accompanying consolidated statements of financial condition include the following at December 31, 2008 relating to Fatburger:

•	$6.3 million in property, plant and equipment, net;
•	$4.1 million of intangible assets, primarily trademarks and franchises;
•	$6.5 million of goodwill; and
•	$7.2 million of borrowings and notes payable consisting of:
i.
$5.8 million debt secured by substantially all of the assets of Fatburger, bearing interest at rates currently ranging from 6.5% to 9.3%, and requiring monthly payments of principal and interest, primarily through 2015.  At December 31, 2008, Fatburger had not made all of the required payments on indebtedness with an outstanding principal balance of $3.9 million.  As a result, the lender has declared the indebtedness in default and has accelerated the maturity date of the entire balance.  If the Company is unsuccessful in renegotiating the debt with the lender and obtaining waivers of the default, the resulting consequences could have a material adverse impact on our business, prospects, financial condition, or results of operation.  In addition to the payment default, at December 31, 2008 and 2007, Fatburger was not in compliance with all obligations under the agreements evidencing its indebtedness, as defined in the applicable agreements, due to its failure to meet the prescribed fixed charge coverage ratio and the prescribed debt-coverage ratio in three notes payable.  The lender subsequently issued a waiver of the covenant violations for December 31, 2007.  As such, on our Consolidated Statements of Financial Condition, $4.1 million of long-term debt that was classified as long-term at December 31, 2007 has been classified as current as of December 31, 2008.

ii.
Mandatory redeemable preferred stock (the “Series B Preferred”) with a carrying value of $1.4 million which was issued by Fatburger to a third party on August 15, 2003.  This stock is redeemable by Fatburger for $1.5 million at any time, but must be redeemed by August 15, 2009.  Under certain circumstances, the Series B Preferred shareholders may convert their shares into the common stock of Fatburger in an amount equal to the redemption price based upon the fair value of the common stock at the time of conversion.  The stock accrues dividends from Fatburger equal to 2.5% per annum of the redemption price and does not have voting rights.

In September 2007, Fatburger opened its first joint-venture location in China, at the Venetian Macao-Resort-Hotel in Macao.  During 2008, an additional joint venture location was opened in Hong Kong.  These joint-venture locations pay a management fee to Fatburger in the amount or 10% of net sales, which is eliminated upon consolidation.  In all other respects, these locations operate similar to our other company-owned locations.

Manufacturing Operations

We own 100% of the outstanding stock of DAC.  The accompanying consolidated statements of financial condition include the following at December 31, 2008 relating to DAC:
•	$2.8 million of inventory;
•	$1.9 million in trade receivables;
•	$1.5 million of goodwill;
•	$0.8 million of borrowings; and
•	$2.6 million of accounts payable and accrued liabilities, including $1.2 million of sales deposits.

Real Estate Related Operations

Real Estate – We have invested, both directly and indirectly, in commercial and residential real estate.  However, as of December 31, 2008, our carrying value of real estate was zero.  In February 2008, we sold our wholly owned subsidiary, Fog Cap Retail Investors LLC (“FCRI”), which held our leased real estate portfolio.  The sales price for the FCRI membership interests was $8.5 million and was paid in cash.  A portion of the proceeds were used to repay $4.2 million of existing debt.  We recorded a $4.2 million gain on sale as a result of the transaction.  We also entered into an option agreement with the buyer that gave us the right, but not the obligation, to re-acquire all of the membership interests in FCRI.  The option period was for two years beginning February 15, 2008.  Under certain circumstances after December 31, 2008, the buyer could accelerate the termination of the option period upon thirty days notice.  The exercise price increased over the option period from approximately $9.7 million at December 31, 2008 to $11.3 million after January 31, 2010.  The option commitment fee was $850,000 and was payable in installments over the option period.  We determined that the option exercise prices were significantly higher than the expected value during the option period.  Therefore, the option has been assigned no value as it was not anticipated that it would provide a future economic benefit to us.  The $850,000 option commitment fee reduced the amount of the gain on sale.  The option was subsequently terminated on October 31, 2009.

Index

In September 2008, we sold one investment property in Barcelona, Spain held through a Variable Interest Entity (“VIE”).  We received cash proceeds of approximately $4.5 million and recorded a loss on the sale of approximately $0.6 million.  Approximately $3.2 million of the cash proceeds were used to partially repay two outstanding notes payable.  We continue to own an apartment property in Spain through a VIE, but we have established impairment losses on this property which have reduced its carrying value to zero.

•
Indebtedness – When it is beneficial to do so, our general strategy is to leverage our real estate investments by incurring borrowings secured by these investments.  However, we had no outstanding indebtedness relating to real estate as of December 31, 2008.

Notes receivable – As of December 31, 2008, our notes receivable consisted of one note secured by real estate with a carrying value of approximately $52,000.  We received payment in full on two notes during 2008 (not including loans to senior executives) of $0.6 million.

Funding Sources
Funding sources for real property assets generally involve capital leases or longer-term traditional mortgage financing with banks and other financial institutions.  Other funding sources include short-term notes payables from private lenders and a line of credit from a financial institution.  The following table sets forth information relating to our borrowings and other funding sources at December 31, 2008 and 2007:

	At December 31,
	2008	2007
Borrowings and Notes payable:	(dollars in thousands)
Notes payable and other debt – Fatburger	$7,158	$7,233
Notes payable – Fog Cutter	6,341	7,373
Notes payable and other debt – DAC	831	500
Mortgage and note payable – Barcelona properties	-	3,505
Total borrowings	14,330	18,611

Obligations under capital leases	1,927	12,064

Total borrowings and other funding sources	$16,257	$30,675

The following table sets forth certain information related to our borrowings.  During the reported periods, borrowings were comprised of various notes payable, mortgage debt on real estate and obligations under capital leases.  Averages are determined by utilizing month-end balances.

	December 31,
	2008	2007
	(dollars in thousands)
Average amount outstanding during the year	$18,696	$30,019
Maximum month-end balance outstanding during the year	31,301	31,333
Weighted average rate:
During the year	12.9%	12.3%
At end of year	13.9%	12.2%

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

Index

Employees
As of December 31, 2008, we had approximately 875 employees, which included approximately 825 employees of Fatburger and 50 employees of DAC,

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

Copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, our proxy statement and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as well as certain of our corporate governance documents are all available on our website (www.fogcutter.com) or by sending a request for a paper copy to: 301 Arizona Avenue, Suite 200, Santa Monica, CA 90401, Attn: Investor Reporting.

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

Index

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

Because the trading price of our common stock is currently below $5.00 per share, trading in our common stock is subject to certain restrictions and the market for our common stock could diminish.
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
Our future performance will depend largely on the efforts and abilities of our key executive, finance and accounting, and managerial personnel, and on our ability to attract and retain them.  The loss of one or more of our senior management personnel may adversely affect our business, financial condition or operating results.  When we lose key employees, new employees must spend a significant amount of time learning our business model in addition to performing their regular duties and integration of these individuals often results in some disruption to our business.  In addition, our ability to execute our business strategy will depend on our ability to recruit and retain key personnel.  Our key employees are not obligated to continue their employment with us and could leave at any time.  As part of our strategy to attract and retain personnel, we offer stock option grants to certain employees.  However, given the fluctuations of the market price of and limited market our common stock, potential employees may not perceive our equity incentives such as stock options as attractive, and current employees whose options are no longer priced below market value may choose not to remain employed by us.  In addition, due to the intense competition for qualified employees, we may be required to increase the level of compensation paid to existing and new employees, which could materially increase our operating expenses.

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
The sale of real estate and other investments has historically been a recurring part of operations and a source of liquidity.  However, most of those investments have been liquidated as the Company focused on the Fatburger operations.  Borrowings and Fatburger’s operations are now the major source of liquidity for the Company and management expects these sources, including the sale of Fatburger franchises, to generate adequate cash flow to meet the Company’s liquidity needs for the next fiscal year.  The Company has experienced losses from operations since its 2004 fiscal year.  During this period, the Company’s operations and activities have become more focused on restaurant and other more typical commercial business activities and have been transitioning away from finance and real estate activities.  The growth strategies for the restaurant and other commercial operations, as well as administrative cost burdens, may threaten the Company’s liquidity position.

If our existing liquidity position were to prove insufficient, and we were unable to repay, renew or replace maturing indebtedness on terms reasonably satisfactory to us, we may be required to sell (potentially on short notice) a portion of our assets, and could incur losses as a result.  Specific risks to our liquidity position include, but are not limited to, interest rate risk, Fatburger’s debt covenants and Fatburger’s store expansion.

Index

Insiders own a significant portion of our common stock, which could limit our shareholders’ ability to influence the outcome of key transactions.

As of December 31, 2008, our executive officers and directors and their affiliates owned approximately 56.9% of our common stock.  Andrew Wiederhorn (Chairman of the Board and Chief Executive Officer), his wife Tiffany Wiederhorn and entities controlled by Mr. and Mrs. Wiederhorn, together own approximately 41.1% of our common stock at December 31, 2008.  Accordingly, our executive officers and directors have the ability to affect the outcome of, or exert considerable influence over, all matters requiring shareholder approval, including the election and removal of directors and any change in control.  This concentration of ownership of our common stock could have the effect of delaying or preventing a change of control of us or otherwise discouraging or preventing a potential acquirer from attempting to obtain control of us. This, in turn, could have a negative effect on the market price of our common stock.  It could also prevent our shareholders from realizing a premium over the market prices for their shares of common stock.

Risks related to Fatburger

Fatburger debt covenant
At December 31, 2008, Fatburger had not made all of the required payments on indebtedness with an outstanding principal balance of $3.9 million.  As a result, the lender had declared the indebtedness in default and has accelerated the maturity date of the entire balance.  The Company is currently engaged in discussions to restructure the debt.  If the Company is unsuccessful in renegotiating the debt with the lender and obtaining waivers of the default, the resulting consequences could have a material adverse impact on our business, prospects, financial condition, or results of operations.

In addition to the payment default, at December 31, 2008 and 2007, Fatburger was not in compliance with all obligations under the agreements evidencing its indebtedness, as defined in the applicable agreements, due to its failure to meet the prescribed fixed charge coverage ratio and the prescribed debt-coverage ratio in three notes payable.  The lender subsequently issued a waiver of the covenant violations for December 31, 2007.  There can be no assurance that Fatburger will be able to comply with all of its obligations under the agreements evidencing its indebtedness in the future, or that lenders will agree to waive future defaults.  Failure to satisfy covenants in the Company’s loan documents may result in a default and acceleration of outstanding obligations.

Fatburger may not be able to achieve its planned expansion.
We believe our Fatburger segment will constitute an increasingly important part of our business going forward.  In addition to the risks associated generally with a restaurant business, such as changing consumer tastes and price pressure from competing businesses, our success depends in large part on our ability to expand Fatburger’s operations.  We intend to grow Fatburger primarily through developing additional new franchisee and Company-owned restaurants.  Development involves substantial risks, including:

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

Index

Fatburger’s success depends on its ability to locate a sufficient number of suitable new restaurant sites.
One of the biggest challenges in meeting our growth objectives for Fatburger will be to secure an adequate supply of suitable new restaurant sites.  We have experienced delays in opening some Fatburger restaurants and may experience delays in the future.  There can be no assurance that sufficient suitable locations will be available for our planned expansion in any future period.  Delays or failures in opening new restaurants could materially adversely affect Fatburger’s performance and our business, financial condition, operating results and cash flows.  In addition, Fatburger is expanding into international markets, which may have additional challenges and requirements.

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

Index

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

Index

Risks related to our real estate holdings

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

ITEM 1B.   UNRESOLVED SEC COMMENTS

Not required.

ITEM 2.   PROPERTIES

Our corporate headquarters are located in approximately 8,700 square feet of corporate office space in Santa Monica, California under a lease that will expire in January 2013.  Fatburger also operates 36 restaurant locations in California, Nevada, Florida, New Jersey, and China.  Two of the restaurant sites in Nevada are operated from properties owned by Fatburger, while the remaining locations are leased. DAC leases approximately 17,500 square feet of office and production space in Carpinteria, California under a lease that will expire in December 2017.  We believe that all of our existing facilities are in good operating condition and adequate to meet our current and foreseeable needs.

ITEM 3.   LEGAL PROCEEDINGS

Warlick Complaint
Fatburger Holdings, Inc., et al. v. Keith A. Warlick/ Warlick v. Fatburger, et al, Superior Court of California for the County of Los Angeles, Case No. SC 091436. On October 16, 2006, Fatburger Holdings, Inc., Fatburger Corporation and Fatburger North America, Inc. filed suit against Keith A. Warlick (“Warlick”) the former Chief Executive Officer of Fatburger Holdings, Inc. and Fatburger Corporation. Warlick’s employment with Fatburger was terminated on September 21, 2006 by resolution of the board of directors of Fatburger Holdings, Inc. The Fatburger companies initiated the lawsuit to recover damages from Warlick arising from wrongful acts and conduct during and after his employment, and are asserting claims for:  breach of contract, breach of duty of loyalty, breach of fiduciary duty, conversion – embezzlement; fraud/commencement; intentional interference with contractual relations, and equitable indemnity.  Warlick filed an answer to the lawsuit denying the allegations and included a Cross-complaint against Fatburger Holdings, Inc., Fatburger Corporation, Fatburger North America, Inc., Fog Cutter Capital Group, Inc., and Andrew Wiederhorn (“Cross-Defendants”), for breach of contract, employment discrimination based on race and retaliation, wrongful termination and defamation – slander without any specification of damages.  On a motion filed by the Cross-Defendants, the Court dismissed Warlick’s cross-claim for employment discrimination based on race and retaliation.  In further response Warlick initiated a second lawsuit against the Company, various Fatburger companies, and members of the Fatburger board of directors, which is set out below. The Cross-Defendants disputed the allegations of the cross-claim and vigorously defended against the claims.  In October 2009, the parties reached an agreement in principal to settle all claims alleged in this lawsuit and the settlement was completed on March 5, 2010. The settlement did not have a material effect on the financial statements of the Company.

Keith Warlick, et al. v. Fog Cutter Capital Group, et al., Superior Court of California for the County of Los Angeles, Case No. 58365915
On February 6, 2007, Warlick, his wife, and a limited liability company controlled by Warlick, each of whom is a minority shareholder of Fatburger Holdings, Inc., filed a complaint against various Fatburger entities, the Company, Andrew Wiederhorn, and members of the Fatburger board of directors. The complaint alleges fraud, negligent misrepresentation against Wiederhorn and the Company, and breach of contract and breach of fiduciary duty against all the defendants, related to business transactions which the plaintiff’s allege were not in the best interests of Fatburger Holdings, Inc., or the plaintiff minority shareholders.  The defendants disputed the allegations of the lawsuit and vigorously defended against the claims.  In October 2009, the parties reached an agreement in principal to settle all claims alleged in this lawsuit and the settlement was completed on March 5, 2010.  The settlement did not have a material effect on the financial statements of the Company.

Index

Bankruptcy Proceedings

On April 6, 2009, certain controlled subsidiaries of Fog Cutter Capital Group Inc. filed voluntary petitions for relief under chapter 11 of the United States Bankruptcy Code (the "Chapter 11 Cases") in the United States Bankruptcy Court for the Central District of California – San Fernando Valley Division (the "Bankruptcy Court"). The entities involved and the case numbers assigned to the subsidiaries (collectively, the "Debtors") are as follows:

Fatburger Restaurants of California, Inc., Case No. 1:09-bk-13964-GM

Fatburger Restaurants of Nevada, Inc., Case No.1:09-bk-13965-GM

The Chapter 11 Cases are being jointly administered.  Since the Chapter 11 bankruptcy filing date, the Debtors have been operating their bankruptcy estates as "debtors in possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

On or about November 3, 2009, the Debtors filed a joint plan of reorganization and related disclosure statement.  The bankruptcy court is currently considering the disclosure statement.

Other Legal Matters
We are involved in various other legal proceedings occurring in the ordinary course of business which we believe will not have a material adverse effect on our consolidated financial condition or results of operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our shareholders during the quarter ended December 31, 2008.

Index

PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Trading Market and Historical Prices
From April 6, 1998 through October 13, 2004, our common stock, par value $0.0001 per share (the “Common Stock”) was quoted on the NASDAQ National Market.  From October 14, 2004 to June 23, 2007, our common stock was quoted in the over-the-counter market on the OTC “pink sheets.”  Effective June 24, 2007, our common stock commenced being quoted on the OTC Bulletin Board (the “OTCBB”) market as FCCG.OB.  Since the 2nd quarter of 2009, our common stock has been quoted on the OTC “pink sheets” as FCCG.PK.  The approximate number of holders of record (not beneficial shareholders, as most shares are held in brokerage name) of our common stock was less than 100 at October 31, 2009.

The following table sets forth the high and low sales prices for our common stock as quoted on the OTC Bulletin Board or Pink Sheets, as applicable, for the periods indicated.

2008	High	Low
First quarter	$1.010	$0.510
Second quarter	$0.840	$0.350
Third quarter	$0.830	$0.350
Fourth quarter	$0.400	$0.100

2007	High	Low
First quarter	$2.440	$1.120
Second quarter	$3.240	$1.550
Third quarter	$2.930	$1.500
Fourth quarter	$1.600	$0.800

Dividends
During the years ended December 31, 2008 and 2007, we did not declare or pay any distributions to shareholders.  While we do not have a fixed dividend policy, any dividends paid on our common stock would be subject to our financial condition, results of operations, capital requirements and other factors deemed relevant by the Board of Directors.  One factor the Board of Directors may consider is the impact of dividends on our liquidity.

Equity Compensation Plan Information
We have a non-qualified stock option plan which provides for options to purchase shares of the Company’s common stock. The information presented in the table below is as of December 31, 2008.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,980,833	$1.51	262,194
Equity compensation plans not approved by security holders	-		-
Total	2,980,833	$1.51	262,194

ITEM 6.   SELECTED FINANCIAL DATA.

Not required.

Index

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

Business Overview
Fog Cutter Capital Group Inc. is primarily engaged in the operations of its Fatburger Holdings, Inc. (“Fatburger”) restaurant business. We acquired the controlling interest in Fatburger in August 2003 and own 82% voting control as of December 31, 2008.  Fatburger, “The Last Great Hamburger Stand”®, opened its first restaurant in Los Angeles in 1952.  As of December 31, 2008, there were 92 Fatburger restaurants located in 13 States and in Canada, China and  the United Arab Emirates.  The restaurants specialize in fresh, made to order hamburgers and other specialty sandwiches.  French fries, homemade onion rings, hand-scooped ice cream shakes and soft drinks round out the menu.

We plan to open additional Fatburger restaurants throughout the United States and internationally, including Canada, China, Indonesia, Kuwait, Saudi Arabia and the United Arab Emirates.  We intend to continue to open company-owned restaurants in strategic markets and increase the number of franchised locations in the U.S. and internationally.  Fatburger has opened a total of 55 restaurant locations since our acquisition in 2003.  At December 31, 2008, franchisees owned and operated 56 of the Fatburger locations and we have agreements for approximately 112 new franchise locations.  Many factors affect our ability to open new franchise locations and we expect that it will take several years for our current franchisees to open all of their restaurant locations.  As is typical for our industry, the identification of qualified franchisees and quality locations has an impact on the rate of growth in the number of our restaurants.

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
(iii)	Real Estate and Financing Operations.

Due to the varied nature of our operations, we do not utilize a standard array of key performance indicators in evaluating our results of operations.  Our evaluation instead focuses on an investment-by-investment or asset-by-asset analysis within our operating segments.

Significant Events
The following significant events affected our operations for the year ended December 31, 2008:

•
Restaurant openings and closures – During the year ended December 31 2008, Fatburger opened nine additional franchise locations and one corporate restaurant.  In order to improve overall operations, three franchise locations and eight company-owned locations have been closed.

•
Discontinued operations – In February 2008, we sold a wholly-owned subsidiary, Fog Cap Retail Investors LLC (“FCRI”), which held our leased real estate portfolio.  The sales price for the FCRI membership interests was $8.5 million and was paid in cash.  A portion of the proceeds were used to repay $4.2 million of existing debt.  We recorded a gain on sale of $4.2 million as a result of the transaction.  We also entered into an option agreement with the buyer that gave us the right, but not the obligation, to re-acquire all of the membership interests in FCRI.  The option period was for two years beginning February 15, 2008.  Under certain circumstances after December 31, 2008, the buyer could accelerate the termination of the option period upon thirty days notice.  The exercise price increased over the option period from approximately $9.7 million at December 31, 2008 to $11.3 million after January 31, 2010.  The option commitment fee was $850,000 and was payable by us in installments over the option period.  Management determined that the option exercise prices were significantly higher than the expected value during the option period.  Therefore, the option was been assigned no value as it was not anticipated that it would provide a future economic benefit to us.  The $850,000 option commitment fee reduced the gain on sale.  The option was subsequently terminated on October 31, 2009.

Index

•
Discontinued operations – In June 2008, we exercised our rights under a security agreement on loans to a consolidated subsidiary, Centrisoft Corporation (“Centrisoft”).  Pursuant to the security agreement, the collateral assets of Centrisoft were transferred to us in satisfaction of the loans.  Centrisoft has since ceased operations.  As of June 30, 2008, we no longer included Centrisoft as a consolidated subsidiary.  Our carrying value of the Centrisoft assets was zero at December 31, 2008.

•
Sale of real estate and repayment of notes payable – In September 2008, we sold one investment property in Barcelona, Spain held through our Variable Interest Entity.  We received cash proceeds of approximately $4.5 million and recorded a loss on the sale of approximately $0.6 million.  Approximately $3.2 million of the cash proceeds were used to partially repay two outstanding notes payable.

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

Critical Accounting Policies

Our consolidated financial statements, found under Item 8 Financial Statements and Supplementary Data in this filing, have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances.  Actual results may differ from these estimates.  We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.

Valuation
At December 31, 2008, one of our largest assets consisted of goodwill and intangible assets.  We assess potential impairments to goodwill and intangible assets at least annually, or when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered.  Our judgments regarding the existence of impairment indicators and future cash flows related to intangible assets are based on operational performance of our acquired businesses, market conditions and other factors.  Future events could cause us to conclude that impairment indicators exist and that goodwill or other intangible assets associated with our acquired businesses are impaired.  Any resulting impairment loss could have an adverse impact on our results of operations.

Fatburger Restaurant and Franchise Revenue
Revenue from the operation of Fatburger company-owned restaurants is recognized when sales occur.

Franchise fee revenue from the sale of individual Fatburger franchises is recognized only when we have substantially performed or satisfied all material services or conditions relating to the sale.  The completion of training and the opening of a location by the franchisee constitutes substantial performance on our part.  Currently, Fatburger charges franchise fees of $50,000 per domestic location and typically $65,000 per international location.  One-half of the fees for domestic locations are collected in cash at the time the franchise rights are granted and the balance is collected at the time the lease for the location is executed.  The entire fee for international locations is typically collected at the time the franchise rights are granted.  Nonrefundable deposits collected in relation to the sale of franchises are recorded as deferred franchise fees until the earlier of the completion of training and the opening of the restaurant or the expiration of their term, at which time the franchise fee revenue is recognized.

Index

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

Inventory
Our inventory relates primarily to DAC and is stated at the lower of cost or market, using the first-in, first-out method.  Inventory is reviewed regularly for obsolescence and charges to cost of goods sold are made as needed to adjust the carrying value.

Impairment of long-lived assets
In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”), we review our long-lived assets for impairment whenever an event occurs that indicates an impairment may exist.  We test for impairment using the estimated future cash flows of the asset.

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

Share-based payments
On January 1, 2006, we adopted SFAS 123R, “Share-Based Payment”,  which requires all share-based awards to employees, including grants of employee stock options, to be recognized in results of operations based on their fair value.  Prior to January 1, 2006, the Company applied Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations in accounting for share-based payments.  Accordingly, no compensation expense was recognized in results of operations prior to January 1, 2006 relating to share-based payments.

Index

Results of Operations

During the most recent two fiscal years, our operations have resulted in net losses as follows:

Net Loss
	Year Ended December 31
	2008	2007
	(dollars in thousands, except per share data)
Loss from continuing operations	$(15,182)	$(10,132)
Loss per share from continuing operations	$(1.91)	$(1.27)

The loss from continuing operations for the year ended December 31, 2008 was $15.2 million, or $1.91 per share.  The loss is primarily due to significant operating expenses associated with our management infrastructure and $2.9 million in recognized market value impairments.  We have put in place a management structure that we believe will enable us to significantly expand our operations, notably our Fatburger subsidiary.  However, until the growth in operations is realized, the cost of our management structure will be borne by our existing operations.  Our results for 2008 compare to a loss from continuing operations of $10.1 million, or $1.27 per share for 2007.  These results were also primarily attributable to our operating expenses as we transitioned our assets and liabilities and began focusing on our restaurant operations and other key subsidiaries.

The following sections describe the results of operations of our operating segments for each of the two years ended December 31, 2008 and 2007.

Restaurant Segment Operations
The following table shows our operating margin for company owned restaurants for each of the two years ended December 31:

	Year Ended December 31
	2008	2007
	(% to Company-owned restaurant sales)
Restaurant Sales:
Company-owned restaurant sales	100.0%	100.0%
Cost of sales – food, paper, merchandise	(26.1%)	(24.6%)
Cost of sales – wages and benefits	(33.3%)	(33.5%)
Restaurant depreciation and amortization	(6.1%)	(6.2%)
Operating margin (restaurant sales only)	34.5%	35.7%

The following table shows our total operating results from the restaurant segment for each of the two years ended December 31:

	Year Ended December 31
	2008	2007
	(% to total revenue)
Total Restaurant Operations:
Company-owned restaurant sales	85.0%	93.0%
Royalty revenue	6.2%	6.5%
Franchise fee revenue	8.8%	0.5%
Total revenue	100.0%	100.0%

Cost of sales	(50.5%)	(59.8%)
General & administrative costs	(47.4%)	(48.4%)
Interest expense	(1.9%)	(2.4%)
Other non-operating expenses	(16.3%)	(7.3%)
Minority interest in losses	0.8%	2.8%
Segment loss	(15.3%)	(15.1%)

For the year ended December 31, 2008, company owned restaurant sales increased 4.0% to $30.7 million from $29.5 million in 2007. This increase was the mainly the result of new company owned stores opened in 2008 and during the latter part of 2007.  Same store sales for company-owned restaurants decreased 4.4% for the year ended December 31, 2008 compared to the same period in 2007.  The operating margin for company-owned locations decreased to 34.7% in 2008 from 35.7% in 2007, due to increased food costs.

Royalty revenue increased 7.6% from $2.1 million in 2007 to $2.2 million in 2008, primarily as the result of the addition of nine new franchise locations.  Franchise fee revenue increased from $0.2 million in 2007 to $3.2 million in 2008, primarily as the result of income recognition relating to the expiration of franchise rights.  Same store sales for franchise locations decreased 4.2% for the year ended December 31, 2008 compared to the same period in 2007.

Index

System-wide same store sales decreased 4.3% for the year ended December 31, 2008 compared to the same period in 2007.  Our loss from restaurant operations was 15.3% of total revenue for 2008 compared to 15.1% for 2007.

We plan to open additional Fatburger restaurants throughout the United States and internationally, including Canada, China, Kuwait, Saudi Arabia and the United Arab Emirates.  We intend to continue to open company-owned restaurants in strategic markets and increase the number of franchised locations in the U.S. and internationally.  Fatburger has opened a total of 55 restaurant locations since our acquisition in 2003.  As is typical for our industry, the identification of qualified franchisees and quality locations has an impact on the rate of growth in the number of our restaurants.

Manufacturing Segment Operations
	Year Ended December 31
	2008	2007
	(% to total revenue)
Manufacturing sales	100.0%	100.0%
Manufacturing cost of sales	(58.1%)	(59.4%)
Engineering and development	(8.5%)	(8.5%)
Operating margin	33.4%	32.1%

Compensation expense	(14.1%)	(13.3%)
Depreciation expense	(0.8%)	(0.8%)
Other operating expense	(6.8%)	(9.3%)
Segment income	11.7%	8.7%

Total revenue for this segment was $13.5 million for the year ended December 31, 2008, compared to $11.6 million for the year ended December 31, 2007.  Net income for this segment was $1.6 million for 2008, compared to $1.0 million for 2007.

In order to focus our efforts on our restaurant segment, we intend to sell our equity position in DAC.  However, the upheaval in the international capital markets has caused a delay in this process.  Since this segment has been profitable, if we were to sell this segment, it would decrease our future consolidated net revenue and increase our future consolidated net loss.  There can be no assurance that we will be able to sell this segment for a profit.

Real Estate and Finance Segment Operations

Real Estate Operations:	Year Ended December 31
	2008	2007
	(dollars in thousands)
Operating revenue	$-	$-
Operating expenses	(3)	(9)
Depreciation and amortization	-	(5)
Operating margin	(3)	(14)

General and administrative expenses	-	(54)
Interest expense	(386)	(484)
Market value impairment	(1,724)	(3,564)
(Loss) gain on sale of real estate	(562)	13
Income (loss) from real estate operations	(2,675)	(4,103)

During the year ended December 31, 2008, our loss from real estate operations decreased to negative $2.7 million from negative $4.1 million in 2007.  The 2008 loss is due to $1.7 million of market value impairments in 2008 (compared to $3.6 million in 2007), combined with a $0.6 million loss on sale of real estate (compared to a small gain in 2007).  In September 2008, we sold one investment property in Barcelona, Spain held through our Variable Interest Entity for a loss of $0.6 million.  Interest expense for the year ended December 31, 2008 decreased compared to the same period of 2007 as we repaid or restructured various notes payable secured by certain real estate investments.  In 2008, we recognized market value impairments totaling $1.7 million relating to our Barcelona apartment buildings owned through a VIE (compared to $3.6 million in 2007).

Interest Income – Our interest income for the year ended December 31, 2008 was $0.1 million, compared with $0.2 million for 2007.  The decrease is primarily attributable to a net reduction in average asset balance, reflecting the repayment of notes in our notes receivable portfolio.

Index

Interest Expense – Our non-real estate related interest expense for this segment totaled approximately $1.5 million in both 2008 and 2007.

Foreign Exchange – Changes in foreign currency exchange rates resulted in a net loss of approximately $0.1 million in this segment for the year ended December 31, 2008, compared to gains of $1.0 million for 2007.  At December 31, 2008, we had eliminated all of our assets and liabilities which were denominated in Euros.  This compares to approximately 16% of our total assets and 3% of our total liabilities that were denominated in Euros at December 31, 2007.

Equity in Earnings of Equity Investees – Since the sale of its last property in 2006, our equity investee, Bourne End, has been proceeding toward final liquidation.  In the first quarter of 2008, Bourne End revised its estimates of accrued liabilities associated with its final liquidation, and we were notified that we had been allocated an additional $0.2 million in income, which was subsequently distributed in cash in the second quarter of 2008.  There was no income recognized from Equity Investees during 2007.

Corporate Expenses
	Year Ended December 31
	2008	2007
	(dollars in thousands)
Compensation and employee benefits	$6,501	$5,945
Travel and entertainment	943	1,691
Professional fees	1,176	1,323
Directors fees	354	520
Insurance	338	374
Occupancy costs	127	139
Other expenses	503	683
Total corporate expenses	$9,942	$10,675

For the 2008 fiscal year, we incurred corporate operating expenses of $9.9 million, compared to $10.7 million in 2007.  This decrease in 2008 is primarily due to decreases in travel and entertainment, professional fees and expenses related to stock option grants.  These decreases were partially offset by increases in compensation and employee benefits.

Management allocation and other intercompany charges
We allocate a portion of our corporate expenses to our restaurant segment to more accurately reflect the operating results of that segment.  This allocation was $2.1 million for each of the years ended December 31, 2008 and 2007.  This allocation is eliminated upon consolidation on the Consolidated Statements of Operations.  Other intercompany charges, including intercompany interest expense, are eliminated upon consolidation, and totaled $0.5 million for 2008 and $0.7 million in 2007.

Income taxes
During the year ended December 31, 2008, a provision for income taxes was not required due to the net operating loss generated during the fiscal year.  During the year ended December 31, 2007, we determined that it was more likely than not that certain NOL carryovers would be available to offset prior taxable income.  As a result, we recognized an income tax benefit of $4.4 million in 2007 and reduced the deferred tax liability by the same amount.

Index

Discontinued Operations
At December 31, 2007, our wholly-owned subsidiary, FCRI, held our real estate lease portfolio.  In the fourth quarter of 2007, FCRI met our requirements to be classified as held for sale, and we sold FCRI in February 2008.  As such, all assets and liabilities related to FCRI have been classified as held for sale at December 31, 2007.  Prior to our decision to sell FCRI, it was part of our Real Estate and Financing Operations.  The following table shows our total operating results from FCRI for each of the two years ended December 31, 2008 and 2007:

	Year Ended December 31
	2008	2007
	(dollars in thousands)
Operating revenue	$610	$3,782
Operating expenses	(240)	(1,356)
Depreciation and amortization	(39)	(445)
Operating margin	331	1,981

General and administrative expenses	(7)	(366)
Interest expense	(157)	(939)
Market value impairment	-	-
Gain on sale of real estate	4,247	-
Other non-operating income	7	31
Provision for income taxes	1	17
Income from discontinued real estate operations	$4,422	$724

In December 2006, we and our 49% partners reached an agreement to sell our ownership interest in George Elkins, a California commercial mortgage banking operation.  The sale closed in February 2007.  As such, results from operations of George Elkins for 2007 have been classified as discontinued operations.  Prior to the decision to sell George Elkins, it was a reportable segment of our operations.  The following table shows our total operating results from George Elkins for each of the two years ended December 31, 2008 and 2007:

	Year Ended December 31
	2008	2007
	(dollars in thousands)
Total revenue	$-	$1,808

Compensation expense	-	(1,499)
Other operating expense	-	(216)
Non-operating income	-	16
Gain on sale of assets	-	2,492
Minority interest in earnings	-	(37)
Segment income	$-	$2,564

In June 2008, we exercised our rights under a loan security agreement on loans to a consolidated subsidiary, Centrisoft Corporation.  Pursuant to the security agreement, the collateral assets of Centrisoft were transferred to us in satisfaction of the loans.  Centrisoft has since ceased operations.  As of June 30, 2008, we no longer included Centrisoft as a consolidated subsidiary.  As of December 31, 2008, the carrying value of the assets acquired from Centrisoft was zero.

	Year ended December 31,
	2008	2007

Software sales	$128	$249
Engineering and development	(158)	(444)
Depreciation and amortization	(182)	(445)
Other general & administrative costs	(215)	(593)
Interest expense	(491)	(1,141)
Other non-operating expense	(571)	(1,000)
Segment loss	$(1,489)	$(3,374)

Capital expenditures	$-	$-
Segment assets	-	2,171

Index

Changes in Financial Condition

Overview
Our assets, liabilities and stockholders’ equity for the two most recent fiscal years can be summarized as follows:

	Year Ended December 31
	2008	2007
	(dollars in thousands)
Total assets	$27,573	$53,769
Total liabilities	36,315	51,072
Total minority interests	365	701
Total stockholders’ equity	(9,107)	1,996

The decrease in total assets during 2008 is primarily due to a decrease in investment in real estate held for sale. In February 2008, we sold a wholly-owned subsidiary, Fog Cap Retail Investors LLC (“FCRI”), which held our leased real estate portfolio.  Total liabilities decreased from 2007, again, primarily due to the sale of FCRI.  The cash received from the sale of assets or from operations was used to support our operating activities, pay down debt and facilitate the expansion of Fatburger.

We do not have a fixed dividend policy.   One factor the Board of Directors may consider is the impact of dividends on our liquidity.  No dividends were declared or paid in 2008 or 2007.  Stockholders’ equity decreased during the year ended December 31, 2008 by approximately $11.1 million, mainly as a result of our net loss of $12.2 million. These changes are described in more detail as follows:

Cash
Our cash decreased $0.8 million from December 31, 2007 to December 31, 2008.  Significant sources and uses of cash during 2008 included:

•	$8.3 million of cash used in operations – comprised primarily of our net loss from continuing operations of $15.2 million, partially offset by non-cash items;
•
$4.7 million of cash provided by investing activities – including $4.5 million proceeds from the sale of real estate and $1.1 million received from our notes receivable portfolio.  These receipts were partially offset by investments in property, plant and equipment of $1.7 million;

•	$3.3 million of cash used in financing activities – including a net $3.5 million repayment of borrowings in excess of new advances; and
•	$6.3 million of net cash inflow from discontinued operations.

Net Investments in Real Estate, and related liabilities
Our investments in real estate can be summarized as follows:

	Year Ended December 31
	2008	2007
	(dollars in thousands)
US based investments – held for sale (1):
Purchase price / improvements	$-	$13,338
Accumulated depreciation and amortization	-	(2,143)
Net book value	-	11,195
Foreign-based investments – held for sale (2):
Purchase price / improvements	-	8,463

Total investments in real estate, net	$-	$19,658
______________________
(1)	Includes 32 commercial properties under capital lease throughout the United States at December 31, 2007.
(2)	Includes 2 apartment buildings in Barcelona, Spain at December 31, 2007.

Borrowings related to our investments in real estate were as follows:

	Year Ended December 31
	2008	2007
	(dollars in thousands)
Obligations on real estate under capital lease	$-	$9,994
Borrowings on Barcelona properties	-	3,505
Total borrowing related to real estate	$-	$13,499

Index

The decrease in US properties owned at December 31, 2008 compared to December 31, 2007 is due to the sale of FCRI in February 2008, which included property with a net book value of $11.1 million.  Obligations under capital leases related to these properties decreased $10.0 million as a result of the sale.

Our investment in apartment buildings in Barcelona, Spain decreased $8.5 million during 2008.  In September 2008, we sold one investment property in Barcelona, Spain with a carrying value of $6.1 million held through our VIE and recorded a loss on the sale of approximately $0.6 million.  We used proceeds from this sale to repay $1.5 million in real estate related debt and we converted $1.0 million in debt to non-real estate collateral.   At December 31, 2008, we determined that the net market value of the remaining Barcelona property was less than the debt secured by that property.  Since our liability in the VIE was limited to our cash investment, we abandoned our interest in the VIE and recognized an impairment loss of $1.7 million.  This abandonment reduced our investment in real estate by $2.4 million and eliminated related non-recourse debt of $1.0 million.

Net Property, Plant and Equipment
Net property, plant and equipment decreased $1.9 million at December 31, 2008 compared to December 31, 2007, primarily due to depreciation in the amount of $2.2 million and the disposal of approximately $1 million in assets primarily associated with the closing of Fatburger locations.  The decreases were partially offset by the addition of $1.5 million in new acquisitions.  Obligations on property, plant, and equipment under capital lease decreased $0.1 million to $1.9 million at December 31, 2008 due to scheduled monthly payments.

Goodwill and Net Intangible Assets
	Year Ended December 31
	2008	2007
	(dollars in thousands)
Goodwill – Fatburger acquisition	$6,563	$7,063
Goodwill – Centrisoft acquisition	-	998
Goodwill – DAC International acquisition	1,465	1,465
Total Goodwill	$8,028	$9,526

Net Intangible Assets – Fatburger	$4,068	$4,756
Net Intangible Assets – Centrisoft	-	230
Total Net Intangible Assets	$4,068	$4,986

Net intangible assets decreased $0.9 million during the year ended December 31, 2008 primarily due to a fair value impairment charge of $0.5 million plus the elimination of Centrisoft related assets.  Net intangible assets at December 31, 2008 consists of trademark rights of approximately $3.5 million, franchise agreements of approximately $0.3 million and other miscellaneous intangible assets of approximately $0.3 million.  Goodwill decreased $1.5 million during 2008 as the result of a fair value impairment of $0.6 million and the elimination of the Centrisoft assets.

Notes Receivable
As of December 31, 2008, our notes receivable portfolio consists of one individual note with a carrying value of $52,000.  The note is secured by real estate consisting of commercial property located in Texas.  The note has an interest rate (excluding fees and points) of 7.0% and a maturity date of April 2010.  During 2008, two notes receivable with a combined carrying value of $0.5 million were paid in full.

Loans to Senior Executives
As of December 31, 2008, we did not have outstanding loans to senior executives.  As of December 31, 2007, we had two loans to our Chairman and Chief Executive Officer, Andrew Wiederhorn, for a total of $1.1 million.  Both loans were made on February 21, 2002 (prior to the passage of the Sarbanes-Oxley Act of 2002).  The loans matured on February 21, 2007, and bore interest at the prime rate, as published in the Wall Street Journal, which interest was added to the principal.  We did not extend the maturity date of the loans or amend any other terms.  The loans were repaid in full, including interest, on February 21, 2008.

Index

Other Assets

	Year Ended December 31
	2008	2007
	(dollars in thousands)
Trade receivables	$2,712	$1,491

Inventories	$2,964	$2,505

Other current assets:
Prepaid expenses	$294	$534
Other	-	2
Total other current assets	$294	$536

Other assets:

Security deposits	$470	$646
Capitalized finance fees	203	269
Other	139	972
Total other assets	$812	$1,887

Assets held for sale:
Current assets held for sale	$-	$66
Other assets held for sale	-	21

Trade receivables and inventories at December 31, 2008 relate primarily to the operations of DAC.  Assets held for sale consists of all non-cash and non-real estate assets of FCRI at December 31, 2007.  Other assets at December 31, 2007 included capitalized software costs related to Centrisoft.

Deferred Income
Our deferred income relating to the collection of unearned Fatburger franchise fees was $2.6 million at December 31, 2008, compared with $5.2 million at December 31, 2007.  The decrease is due to the recognition of deferred fees as a result of the opening of franchise locations or the expiration of the deposit terms.  As of December 31, 2008, nearly all of the deferred income was comprised of non-refundable franchise fees received by Fatburger for each future franchise location.  These initial fees generally represent half of the total fee per location.  The balance of the franchise fees (approximately an additional $2.6 million) will be collected in the future when leases on these specific franchise locations are signed and the entire fee will be recognized in income when the criteria for recognition of this revenue are met, generally when the restaurant opens.

Notes Payable
As of December 31, 2008, our notes payable totaled $14.3 million, including $7.2 million of debt held at Fatburger and $0.8 million at DAC.  This compares $15.1 million (excluding borrowings on real estate), including $7.2 million of debt held at Fatburger and $0.5 million at DAC at December 31, 2007.  The decrease was primarily due to net repayment of borrowings.

Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities totaled $17.5 million at December 31, 2008, compared with $13.2 million at December 31, 2007, and consisted of the following:

	December 31, 2008	December 31, 2007
	(dollars in thousands)
Accounts payable	$8,439	$9,075
Sales deposits	1,228	1,478
Accrued wages, bonus and commissions	693	614
Other	7,126	2,093
Total accounts payable and accrued liabilities	$17,486	$13,260

Current liabilities associated with assets held for sale	$-	$1,232

Deferred Income Taxes
Deferred income taxes remained at zero at December 31, 2008.  During the year ended December 31, 2007, we determined that it was more likely than not that certain NOL carryovers would be available to offset prior taxable income.  As a result, we recognized an income tax benefit of $4.4 million and reduced the deferred tax liability by the same amount.  As of December 31, 2008, we had, for U.S. Federal tax purposes, a net operating loss ("NOL") carryforward of approximately $80.6 million, including $11.4 million relating to Fatburger.  Our NOL carryforwards begin to expire in 2018, while Fatburger’s NOL carryforwards began to expire in 2004.

Index

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund business operations, acquisitions, and expansion (including growth of company-owned and franchised restaurant locations), engage in note receivable acquisition and lending activities and for other general business purposes.  In addition to our cash on hand, our primary sources of funds for liquidity during 2008 consisted of cash provided by proceeds from the sale of real estate, new borrowings, and the repayments to us from borrowers.

The sale of real estate and other investments has historically been a recurring part of operations and a source of liquidity.  However, most of those investments have now been liquidated as we focused on the Fatburger operations.  Borrowings and Fatburger’s operations are now expected to be our major source of liquidity and we expect these sources, including the sale of Fatburger franchises, to generate adequate cash flow to meet our liquidity needs for the next fiscal year.

At December 31, 2008, we had total consolidated secured indebtedness of $16.3 million, as well as $20.0 million of other liabilities.  Our consolidated secured indebtedness consisted of:

•	notes payable and other debt of Fatburger totaling $7.2 million secured by the assets of Fatburger;
•	$1.9 million in capital leases primarily maturing in 2010, which are primarily secured by a corporate aircraft;
•	$6.3 million in notes payable secured by various assets of the Company; and
•	$0.9 million of short-term borrowings secured by the assets of DAC International.

We consider the sale of assets to be a normal, recurring part of our operations.  However, excluding the sale of assets from time to time, we are currently operating with negative cash flow, since many of our assets do not currently generate sufficient cash to cover operating expenses.  We believe that our existing sources of funds will be adequate to meet our liquidity needs; however, there can be no assurance that this will be the case.

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

Fatburger debt default
At December 31, 2008, Fatburger had not made all of the required payments on indebtedness with an outstanding principal balance of $3.9 million.  As a result, the lender had declared the indebtedness in default and has accelerated the maturity date of the entire balance. In addition to the payment default, at December 31, 2008 and 2007, Fatburger was not in compliance with all obligations under the agreements evidencing its indebtedness, as defined in the applicable agreements, due to its failure to meet the prescribed fixed charge coverage ratio and the prescribed debt-coverage ratio in three notes payable.  The lender subsequently issued a waiver of the covenant violations for December 31, 2007.  As such, on our Consolidated Statements of Financial Condition, $4.1 million of long-term debt that was classified as long-term at December 31, 2007 has been re-classified as current as of December 31, 2008.

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

Dividends
During the years ended December 31, 2008 and 2007, we did not declare or pay any distributions to shareholders.  While we do not have a fixed dividend policy, we may declare and pay new dividends on our common stock, subject to our financial condition, results of operations, capital requirements and other factors deemed relevant by the Board of Directors.  One factor the Board of Directors may consider is the impact of dividends on our liquidity.

Index

Stock Exchange Listing
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

Accounting Standards Not Yet Adopted

In June 2009, the FASB issued ASC 105, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162 (ASC 105).  ASC 105 will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by non-governmental entities.  Rules and interpretive releases of the SEC, under the authority of federal securities laws, are also sources of authoritative U.S. GAAP for SEC registrants.  On the effective date of this statement, the codification will supersede all then-existing non-SEC accounting and reporting standards.  All other non-grandfathered, non-SEC accounting literature not included in the codification will become non-authoritative.  This statement is effective for financial statements issued for interim and annual reporting periods ending after September 15, 2009.  The Company’s adoption of ASC 105 will impact the consolidated financial statements and the related disclosures as all references to authoritative accounting literature will reflect the newly adopted codification.

In February 2010, the FASB issued ASU No. 2010-09, Amendments to Certain Recognition and Disclosure Requirements (ASU 2010-09).  ASU No. 2010-09 establishes that an entity that is an SEC filer is required to evaluate subsequent events through the date that the financial statements are issued.  An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated.  The amendments in ASU No. 2010-09 are effective upon issuance of the final update, except for the use of the issued date for conduit debt obligors.  That amendment is effective for interim or annual periods ending after June 15, 2010.  Effective with the adoption of ASU No. 2010-09 on December 31, 2009, the Company will no longer disclose the date through which subsequent events have been evaluated, as the Company will have evaluated subsequent events through the date the financial statements were issued.

In January 2010, the FASB issued Accounting Standards Update (ASU No. 2010-06, Fair Value Measurements and Disclosures (ASU No. 2010-06).  ASU No. 2010-06 provides guidance on improving disclosures on fair value measurements, such as the transfers between Level 1, Level 2 and Level 3 inputs and the disaggregated activity in the rollforward for Level 3 fair value measurements.  ASU No. 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about the disclosures about the disaggregated activity in the rollforward for Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010 and for the interim periods within those fiscal periods.  The Company is currently evaluating the impact of ASU No. 2010-06 on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R)(SFAS No. 167).  SFAS No. 167 was issued to address the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities(FIN 46(R)), as a result of the elimination of the qualifying special-purpose entity concept and constituent concerns about the application of certain key provisions of FIN No. 46 (R), including those in which the accounting and disclosures under the interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity.  SFAS No. 167 is effective for an entity’s first annual reporting period that begins after November 15, 2009.  The adoption of SFAS No. 167 in not expected to have a significant effect on the consolidated financial statements.

Index

In April 2009, the FASB issued FSP SFAS 141 (R)-1, Recognition (FSP SFAS 141 (R)-1) to provide further guidance on assets acquired and liabilities assumed in a business combination that arise from contingencies that would be within the scope of SFAS 141(R), Business Combinations (SFAS 141(R)), if not acquired or assumed in a business combination, except for assets or liabilities arising from contingencies that are subject to specific guidance in SFAS 141 (R).  FSP SFAS 141 (R)-1 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The adoption of FSP SFAS 1414 (R)-1, effective January 1, 2009, is not expected to impact the Company’s consolidated financial statements.

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

In October 2008, the FASB issued FSP SFAS No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (SFAS 157-3), which clarifies the application of SFAS 157 in an inactive market and illustrates how an entity would determine fair value when the market for a financial asset is not active. SFAS 157-3 is effective immediately and applies to prior periods for which financial statements have not been issued, including interim or annual periods ended on or before December 30, 2008. The implementation of SFAS 157-3 did not have an impact on the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (SFAS 161). SFAS 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. SFAS 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS 133 have been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company is currently in the process of assessing the impact that SFAS 161 will have on the disclosures in the consolidated financial statements.

In February 2008, the FASB issued FSP SFAS No. 157-2, Effective Date of FASB Statement No. 157 (SFAS 157-2), which delayed the effective date of SFAS 157 for most nonfinancial asset and nonfinancial liabilities until fiscal years beginning after November 15, 2008 (fiscal year 2009 for the Company). The Company does not expect the adoption of SFAS 157 for nonfinancial assets and liabilities will have a material impact on its consolidated financial statements.

Off Balance Sheet Arrangements

In order to facilitate the development of franchise locations Fatburger has, on rare occasions, guaranteed the annual minimum lease payments of restaurant sites owned and operated by franchisees.  However, at December 31, 2008 there were no such guarantees in place

We have various operating leases for office and retail space which expire through 2015.  The leases provide for varying minimum annual rental payments including rent increases and free rent periods.  We have future minimum rental payments under non-cancelable operating leases with initial or remaining terms of one year or more of approximately $21.9 million as of December 31, 2008.

We did not have any other off balance sheet arrangements in place as of December 31, 2008.

Related Party Transactions

For a description of certain related party transactions, see “Item 13. Certain Relationships and Related Transactions, Director Independence” of this Annual Report on Form 10-K.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

Index

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Item 15 of Part IV of this Annual Report on Form 10-K.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There has been no change of accountants or any disagreements with accountants on any matter of accounting principles or practices, or financial statement disclosure required to be reported under this item.

ITEM 9A(T).   CONTROLS AND PROCEDURES

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008.  In making this assessment, the Company’s management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on our assessment and those criteria, management believes that, as of December 31, 2008, the Company’s internal control over financial reporting was effective.

Index

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

Changes in internal control over financial reporting

There were no significant changes in our internal control over financial reporting in connection with an evaluation that occurred during the fourth quarter ended December 31, 2008 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION

Nothing to report.

Index

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The names of our directors, their ages as of October 31, 2009 and other information about them are set forth below:

Name of Director	Position	Age
Andrew A. Wiederhorn	Chairman of the Board and Chief Executive Officer	43
Donald J. Berchtold	Director and Senior Vice President	64
Don H. Coleman	Director	71
K. Kenneth Kotler	Director	57
Kenneth J. Anderson	Director	54

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

Don H. Coleman has been a director of Fog Cutter Capital Group Inc. since October 2001 and Co-Chairman of the Board from June 2004 to April 2005.  He served as sole Chairman of the Board from April 2005 to November 2005. Mr. Coleman was chief operating officer of Eagle Telephonics Inc., a designer and manufacturer of telephonic switches, from January 2000 to December 2007. From 1992 to 1998, Mr. Coleman was a Vice President of International Communication Technologies Inc., and a founder of and partner in several private telephone service provider companies in foreign countries. From 1988 to 1993, Mr. Coleman was chief executive officer of Liquid Spring Technologies, Inc., a developer of advanced suspension systems for cars and trucks. From 1983 to 1985, Mr. Coleman was chief executive officer of Clarion Corporation of America, a manufacturer and supplier of automotive sound systems and electronics to original equipment manufacturers and the aftermarket. Mr. Coleman holds B.A. and M.B.A. degrees from Stanford University.

K. Kenneth Kotler has been a director of Fog Cutter Capital Group Inc. since October 2001. Mr. Kotler is an attorney whose practice primarily deals with commercial litigation matters. Mr. Kotler has been a sole practitioner since 1991.

Kenneth J. Anderson has been a director of Fog Cutter Capital Inc. since April 2007.  Mr. Anderson co-founded Quintile Wealth Management, an integrated wealth management firm in 2002, which merged with Kochis Fitz in 2008, becoming Aspirant.  Mr. Anderson has over twenty-five years of financial consulting and accounting experience. Prior to co-founding Quintile, Mr. Anderson was a Client Service Director at myCFO from March 2000 to November 2002.  Prior to joining myCFO, he was a tax partner with Arthur Andersen, LLP.  During his 20 years at Arthur Andersen, Mr. Anderson was a founding board member of Arthur Andersen Financial Advisors, a wholly-owned registered investment advisor, and also served on the firm's national Compensation Planning Specialty Team as well as the Family Wealth and Private Client Services Specialty Team. He is both an attorney and a CPA and holds a BSBA in Accounting and Economics as well as a Juris Doctor degree from Valparaiso University. He was a founding member of the Advisory Board of the University of Southern California Family Business Program and sits on several boards, including Step Up On Second, Idyllwild Arts Academy, the Boy Scouts of America Western Council and the National Council for Valparaiso University School of Law.

Index

Executive Officers

The names of our executive officers, their titles and their ages as of December 31, 2009 are as follows:

Name	Age	Position
Andrew A. Wiederhorn	43	Chairman of the Board and Chief Executive Officer
R. Scott Stevenson	52	Chief Financial Officer
Donald J. Berchtold	63	Director and Senior Vice President

Biographical information with respect to our executive officers is presented below, except for the biography of Mr. Wiederhorn and Mr. Berchtold, who are also directors.

R. Scott Stevenson has been our Senior Vice President since October 1999 and served as the Co-Chief Financial Officer since June 2009 and the Chief Financial Officer from June 2001 to June 2009. Mr. Stevenson was senior vice president of WFSG from September 1997 to October 1999. Mr. Stevenson was a director and President of Girard Savings Bank, FSB from 1991 to September 1997. Mr. Stevenson holds B.S. and Masters degrees in accounting from Brigham Young University. He is a certified public accountant licensed in California (inactive) and Oregon.

Involvement in Certain Legal Proceedings

Warlick Complaint

Please see the information provided under the heading “Warlick Complaint” in Item 3. LEGAL PROCEEDINGS included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Fatburger Bankruptcy Proceedings

Please see the information provided under the heading “Bankruptcy Proceedings” in Item 3. LEGAL PROCEEDINGS included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of Forms 3, 4 and 5 and amendments thereto furnished to us for the years ended December 31, 2008 and 2009, our directors, officers, or beneficial owners of more than 10% of our common stock timely furnished reports on all Forms 3, 4 and 5, except that (i) Kenneth Anderson filed one late Form 4 reporting a stock option grant received on March 31, 2008, a second late Form 4 reporting a stock option grant received on December 31, 2008, and a third late Form 4 reporting three stock option grants received on June 30, 2009, September 30, 2009 and December 31, 2009, respectively; (ii) Don Coleman filed a late Form 4 reporting three stock option grants received on June 30, 2009, September 30, 2009 and December 31, 2009, respectively; (iii) K. Kenneth Kotler filed a late Form 4 reporting three stock option grants received on June 30, 2009, September 30, 2009 and December 31, 2009, respectively; and (iv) Andrew Wiederhorn filed one late Form 4 reporting two acquisitions of common shares on December 18, 2009 and December 19, 2008.

Index

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

Audit Committee

The Audit Committee currently consists of Don H. Coleman, K. Kenneth Kotler, and Kenneth J. Anderson, three independent directors, and met five times during the year ended December 31, 2008. The Audit Committee selects our independent registered public accounting firm, reviews with the independent registered public accounting firm the plans and results of the audit engagement, approves professional services provided by the independent registered public accounting firm, reviews the independence of the independent registered public accounting firm, considers the range of audit and non-audit fees and reviews the adequacy of our internal accounting controls. The board of directors has determined that each of Mr. Coleman and Mr. Anderson is an Audit Committee financial expert within the meaning of applicable SEC rules and regulations and each of the members of the Audit Committee are independent (as independence is defined in both the listing standards of The NASDAQ Stock Market LLC (“Nasdaq”) and Rule 10A-3(b)(1) under the Securities Exchange Act of 1934, as amended). The board of directors adopted a revised charter for the Audit Committee on March 30, 2004. A copy of the Audit Committee charter is available in the “Management Team” section of our website at www.fogcutter.com. The Audit Committee engaged PKF, Certified Public Accountants, A Professional Corporation, Glendale, California, as our independent registered public accounting firm on January 22, 2007.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)
			(1)	(2)	(3)			(4)

Andrew A. Wiederhorn,	2008	$359,120	$4,262,421	$-	$418,308	-	-	$58,802	$5,098,651
Chief Executive Officer	2007	1,723,909	915,000	541,908	920,278	-	-	36,608	4,137,703

R. Scott Stevenson,	2008	182,648	-	-	61,114	-	-	1,280	245,042
Chief Financial Officer	2007	182,648	-	170,971	134,451	-	-	1,280	489,350

Donald J. Berchtold,	2008	181,448	-	-	50,697	-	-	8,000	240,145
Senior Vice President	2007	180,529	-	65,932	111,534	-	-	2,752	360,747

Explanatory Notes:

(1)  As of December 31, 2008 there remained accrued but unpaid bonuses relating to years prior to 2007 of $230,000 for Mr. Berchtold and $10,000 for Mr. Stevenson.

(2)  Represents the value of shares distributed to each named executive on March 1, 2007 from the Fog Cutter Long-Term Vesting Trust (the “Trust”).  In fiscal year 2000, the Company established the Trust, which purchased 525,000 shares of our common stock from an unrelated stockholder.  Our contribution to the Trust of approximately $1.3 million was included in compensation expenses for the year ended December 31, 2000.  Subsequently, the Trust used Trust earnings to fund the purchase of 389,755 additional shares of our common stock.  The Trust was established for the benefit of our employees and directors to raise their ownership in the Company, thereby strengthening the mutuality of interests between them and our stockholders.  On March 1, 2007, by action of the Trustees, all allocated shares under the Trust became fully vested to the beneficiaries.  As a result, during March 2007, the Trust distributed 368,645 shares to Mr. Wiederhorn, 116,307 shares to Mr. Stevenson and 44,852 shares to Mr. Berchtold. At the time of the distribution, the shares were valued at $1.47 per share. The Trust terminated upon completion of the distribution process.

Index

(3) Reflects the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2008 and 2007, in accordance with FAS 123R of awards pursuant to the Stock Option Plan and thus include amounts from awards granted in and prior to 2008.  Assumptions used in the calculation of this amount for fiscal years ended December 31, 2007 and 2008 are included in footnote 2 to the Company’s audited financial statements for the fiscal year ended December 31, 2008, included in Part IV of  this Annual Report on Form 10-K.

(4)  Other compensation for Mr. Wiederhorn is comprised of (a) $36,389 for the aggregate incremental cost of Mr. Wiederhorn’s personal use of the corporate aircraft, determined using the Standard Industry Fare Level formula outlined in Internal Revenue Regulation 1.61-21(g) and (b) $22,413 for the aggregate incremental cost of Mr. Wiederhorn’s automobile, determined by the actual car lease payments made by the Company.  Other compensation for Mr. Stevenson and Mr. Berchtold consists exclusively of premiums paid by the Company on $1 million term life insurance policies owned by each of these named executives.

Executive Employment Agreements

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

The Company incurred salary and bonus expenses of $4.8 million and $2.8 million, respectively, for the years ended December 31, 2008, and 2007, relating to the Executives under employment agreements in effect at that time.

Prior to the passage of the Sarbanes-Oxley Act of 2002, Mr. Wiederhorn’s employment agreement allowed him to borrow a specified maximum amount from the Company to purchase shares of common stock.  Under this program, on February 21, 2002, the Company loaned Mr. Wiederhorn $175,000 to finance the purchase of common stock.  This loan was full recourse to Mr. Wiederhorn and was secured by all of Mr. Wiederhorn’s rights under his employment agreement.  At Mr. Wiederhorn’s direction (in accordance with the terms of his employment agreement), on February 21, 2002, the Company also loaned a limited partnership controlled by Mr. Wiederhorn’s spouse (the “LP”) $687,000 to finance the purchase of common stock.  The loan was secured by the membership interests of two limited liability companies owned by the LP.  The limited liability companies each own a parcel of real property in Oregon and have no liabilities.  At the time of the loan, the real property had an appraised value of $725,000.  The loan was also guaranteed by Mr. Wiederhorn.  The common stock purchased with the proceeds of these loans did not serve as security for the loans.  The loans bore interest at the prime rate, as published in the Wall Street Journal, which interest was added to the principal annually.

The total amount of loans receivable from Mr. Wiederhorn in the amount of $1.1 million, including compounded interest, was repaid in full on February 21, 2008.

Effective October 15, 2009, the Board of Directors approved the terms of an employment agreement with Mr. Berchtold.  The agreement provides for an initial term of one year , which is automatically renewable for successive one year terms unless either party gives written notice of termination to the other at least 60 days prior to the expiration of the then-current employment term.  The employment agreement with Mr. Berchtold will provide for a base salary of not less than $175,000 annually, plus an annual bonus as determined by the Compensation Committee of the Board of Directors.

Index

OUTSTANDING EQUITY AWARDS AT FISCAL 2008 YEAR END

The following table summarizes the outstanding equity award holdings of our named executive officers as of December 31, 2008.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
		(1)

Andrew A. Wiederhorn, Chief Executive Officer	920,000	460,000		$1.32	12/31/16
R. Scott Stevenson, Chief Financial Officer	173,333	86,667		1.32	12/31/16
Donald J. Berchtold, Senior Vice President	140,000	70,000		1.32	12/31/16
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

Option Exercises and Stock Vested

None of the named executives acquired shares of the Company’s stock through exercise of options during the year ended December 31, 2008.   On March 1, 2007, by action of the Trustees, all allocated shares under the Long -Term Vesting Trust became fully vested to the beneficiaries.  As a result, during March 2007, the Trust distributed 368,645 shares to Mr. Wiederhorn, 116,307 shares to Mr. Stevenson and 44,852 shares to Mr. Berchtold.

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

Index

The following table sets forth a summary of the compensation we paid or accrued to our non-employee directors during 2008:

Name	Fees Earned or Paid in Cash ($)(1) (2)	Stock Awards ($)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Don H. Coleman	$120,000	$—	$53,893	$—	$—	$—	$173,893
K. Kenneth Kotler	$72,000	$—	$53,893	$—	$—	$—	$125,893
Kenneth J. Anderson	$72,000	$—	$4,213	$—	$—	$—	$76,213

Explanatory Notes:

(1)
Mr. Coleman serves on the Compensation Committee, the Audit Committee, the Nominating Committee, the DAC International board of directors and the Fatburger Holdings board of directors. Mr. Kotler serves on the Compensation Committee, the Audit Committee, the Nominating Committee and the Fatburger Holdings board of directors. Mr. Anderson serves on the Compensation Committee, the Audit Committee, the Nominating Committee and the Fatburger Holdings board of directors.

(2)	All director fees were accrued but unpaid during 2008 for each director.

(3)
Reflects the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2008, in accordance with FAS 123(R), of awards pursuant to the Stock Option Plan, and thus includes amounts from awards granted in and prior to 2008. Assumptions used in the calculation of this amount for fiscal years ended December 31, 2006, 2007 and 2008 are included in footnote 2 to the Company’s audited financial statements for the fiscal year ended December 31, 2008, included in Part IV of the Company’s Annual Report on Form 10-K.  During 2008, Mr. Kotler, Mr. Anderson and Mr. Coleman were granted 6,000 options each with a grant date fair value of $2,805.  As of December 31, 2008, Mr. Coleman held 190,000 options;  Mr. Kotler held 190,500 options and Mr. Anderson held 15,500 options.

Index

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITIES OWNERSHIP

As of March 15, 2010, we had outstanding 7,954,928 shares of common stock, which are our only outstanding voting securities.

The following table sets forth, as of March 15, 2010, the beneficial ownership of the common stock with respect to (i) each person who is known by us to own beneficially more than 5% of the outstanding shares of common stock, (ii) each director, (iii) each of our executive officers, and (iv) all directors and executive officers as a group.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2)		Percent of Class
Andrew A. Wiederhorn, Chairman of the Board, Chief Executive Officer, Treasurer, Secretary	3,833,205	(3)	41.1%
Tiffany A. Wiederhorn	2,453,205	(4)	30.8
TTMM, L.P.	929,592	(5)	11.7
Orin S. Kramer	626,900	(6)	7.9
Donald J. Berchtold, Senior Vice President, Director	733,403	(7)	9.0
Richard Terrell	562,100	(8)	7.1
Knight Equity Markets, L.P.	452,076	(9)	5.7
Don H. Coleman, Director	315,822	(10)	3.9
R. Scott Stevenson, Senior Vice President, Chief Financial Officer	379,032	(11)	4.6
K. Kenneth Kotler, Director	277,322	(12)	3.4
Kenneth J. Anderson, Director	76,300	(13)	1.0
All directors and executive officers as a group (6 persons)	5,625,606	(14)	55.2%

*	Less than one percent.

(1)	The address for each stockholder is c/o Fog Cutter Capital Group Inc., 301 Arizona Avenue, Santa Monica, CA 90401.

(2)
Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (“SEC”). Shares of common stock subject to options or warrants exercisable within 60 days of March 15, 2010 are deemed outstanding for computing the amount and percentage beneficially owned by the person or group holding such options or warrants, but are not deemed outstanding for computing the percentage of any other person or group. Except as noted, each stockholder has sole voting and investment power with respect to all shares beneficially owned by such stockholder.

(3)
Includes (a) 421,645 shares held by Mr. Wiederhorn, of which 368,645 shares were acquired pursuant to a distribution from the Fog Cutter Long -Term Vesting Trust on March 1, 2007; (b) 1,500 shares held by the Andrew and Tiffany Wiederhorn Revocable Trust; (c) 474,536 shares held by Tiffany Weiderhorn (Mr. Wiederhorn’s spouse); (d) 423,189 shares held jointly by Mr. Wiederhorn and Tiffany Wiederhorn (e) 929,592 shares held by TTMM, L.P., a partnership controlled by Mr. Wiederhorn’s spouse; (f) 13,826 shares of common stock owned by W.M. Starlight Investments, LLC (Mr. Wiederhorn’s spouse is the manager and majority owner of this limited liability company); (g) 188,917 shares of common stock owned by Andrew and Tiffany Wiederhorn’s minor children; and (h) 1,380,000 shares of common stock issuable upon the exercise of options exercisable currently or within 60 days of March 15, 2010.  Includes a total of 1,417,954 shares of common stock owned by the other reporting persons. While Andrew Wiederhorn may be deemed to share voting and dispositive power with respect to the shares of common stock owned by Tiffany Wiederhorn, TTMM, L.P., and W.M. Starlight Investments, LLC, and may be deemed to be the beneficial owner of all such shares, Mr. Wiederhorn disclaims beneficial ownership of such shares. While the shares owned by Mr. Wiederhorn’s minor children are held in custody for the benefit of such children pursuant to arrangements that do not give Mr. Wiederhorn any dispositive or voting power over such shares, Mr. Wiederhorn may be deemed to share voting and/or dispositive power with respect to such shares of common stock and may be deemed to be the beneficial owner of such shares. Mr. Wiederhorn also disclaims beneficial ownership of such shares.  Of the 3,833,205 shares, Andrew Wiederhorn shares power to vote or to direct the vote of all of such shares and shares power to dispose or to direct the disposition of all of such shares

Index

(4)
Represents (a) 474,536 shares held by Tiffany Weiderhorn (b) 1,500 shares held by the Andrew and Tiffany Wiederhorn Revocable Trust; (c) 421,645 shares held by Andrew Wiederhorn (Ms. Wiederhorn’s spouse); (d) 423,189 shares held jointly by Mr. Wiederhorn and Tiffany Wiederhorn; (e) 929,592 shares held by TTMM, L.P. a partnership controlled by Ms. Wiederhorn; (f) 13,826 shares of common stock owned by W.M. Starlight Investments, LLC (Ms. Wiederhorn is the manager and majority owner of this limited liability company); and (g) 188,917 shares of common stock owned by Andrew and Tiffany Wiederhorn’s minor children.  Includes a total of 1,312,063 shares of common stock owned by other Reporting Persons.  While Ms. Wiederhorn shares voting and dispositive power with respect to the shares of common stock owned by TTMM, L.P. and may be deemed to be the beneficial owner of such shares and the shares held by Andrew Wiederhorn, Ms. Wiederhorn disclaims beneficial ownership of all of such shares of common stock.  While the shares owned by Ms. Wiederhorn’s minor children are held in custody for the benefit of such children pursuant to arrangements that do not give Ms. Wiederhorn any dispositive or voting power over such shares, Ms. Wiederhorn may be deemed to share voting and/or dispositive power with respect to such shares of common stock and may be deemed to be the beneficial owner of such shares. Ms. Wiederhorn also disclaims beneficial ownership of such shares.  Of the 2,453,205 shares, Tiffany Wiederhorn shares power to vote or to direct the vote of all of such shares and shared power to dispose or to direct the disposition of all of such shares.

(5)	TTMM, L.P. shares voting power and investment power with Andrew Wiederhorn and Tiffany Wiederhorn over such shares.

(6)
Based on information obtained from a Schedule 13G filed with the SEC on January 12, 2009 in which Mr. Kramer reported sole voting and dispositive power as to 29,000 shares and shared voting and dispositive power as to 597,900 shares.  Mr. Kramer disclaims beneficial ownership of such 597,900 shares.

(7)
Includes (a) 44,832 shares of common stock held by Mr. Berchtold acquired pursuant to a distribution from the Fog Cutter Long -Term Vesting Trust on March 1, 2007; (b) 188,917 shares of common stock held by Mr. Berchtold as trustee of trusts for certain minor children; (c) 287,670 shares of common stock owned by an entity which is managed by Mr. Berchtold; (d)1,984 shares of common stock held by Mr. Berchtold’s spouse as trustee of trusts for certain minor children; and (e) 210,000 shares of common stock issuable upon the exercise of options exercisable currently or within 60 days of March 15, 2010.  Mr. Berchtold may be deemed to share voting and investment power over such shares. Mr. Berchtold disclaims beneficial ownership of 478,571 of such shares.

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

(9)	Based on information obtained from a Schedule 13G filed with the SEC on February 11, 2010.

(10)
Includes 80,322 shares of common stock acquired pursuant to a distribution from the Fog Cutter Long-Term Vesting Trust on March 1, 2007 and 185,500 shares of common stock issuable upon the exercise of options exercisable currently or within 60 days of March 15, 2010.

(11)
Includes (a) 116,307 shares of common stock acquired pursuant to a distribution from the Fog Cutter Long-Term Vesting Trust on March 1, 2007; (b) 450 shares held in an individual retirement account; (c) 75 shares held by his spouse; and (d) 260,000 shares of common stock issuable upon the exercise of options exercisable currently or within 60 days of March 15, 2010.

(12)
Includes 80,322 shares of common stock acquired pursuant to a distribution from the Fog Cutter Long-Term Vesting Trust on March 1, 2007 and 186,000 shares of common stock issuable upon the exercise of options exercisable currently or within 60 days of March 15, 2010.

(13)
Includes (a) 25,000 shares of common stock acquired pursuant to a distribution from the Fog Cutter Long-Term Vesting Trust on March 1, 2007; (b) 4,500 shares of common stock held by an IRA/SEP for the benefit of Mr. Anderson; (c) 5,000 shares of common stock held by in an individual retirement account for the benefit of Mr. Anderson’s spouse; (d) 3,000 shares held by Mr. Anderson’s minor children and (e) 11,000 shares of common stock issuable upon the exercise of options exercisable currently or within 60 days of March 15, 2010.

(14)	Includes 2,232,500 shares of common stock issuable upon the exercise of options exercisable currently or within 60 days of March 15, 2010.

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

Index

Equity Compensation Plan Information

Please see the information provided under the heading “Equity Compensation Plan Information” in Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES included in this Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Review and Approval of Related Person Transactions

We have adopted, by resolution of our Board of Directors, a policy that any transactions between us and any of our affiliates or related parties, including our executive officers, directors, shareholders who own 5% or more of our common stock, the family members of those individuals and any of their affiliates, must (1) be approved by a majority of the members of the Board of Directors and by a majority of the disinterested members of the Board of Directors and (2) be on terms no less favorable to us than could be obtained from unaffiliated third parties.

Reportable Related Person Transactions

Other than the employment arrangements described elsewhere in this Annual Report on Form 10-K and the transactions described below, since January 1, 2008, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or will be a party:

•	in which the amount involved exceeds $120,000; and

•
in which any director, executive officer, shareholder who beneficially owns 5% or more of our common stock or any member of their immediate family had or will have a direct or indirect material interest.

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

On March 1, 2007, by action of the Trustees, all allocated shares under the Trust became fully vested to the beneficiaries. The following distributions were made to officers and directors: Mr. Berchtold received 44,852 shares, with a total value of $65,932, Mr. Coleman received 80,322 shares, with a total value of $118,073, Mr. Dale-Johnson received 116,306 shares, with a total value of $170,970, Mr. Kotler received 80,322 shares with a total value of $118,073, Mr. Stevenson received 116,307 shares, with a total value of $170,971, Mr. Wiederhorn received 368,645 shares with a total value of $541,908 and Mr. Anderson received 25,000 shares, with a total value of $36,750.

Fractional Lease of Aircraft

In July 2006, the we accepted an assignment of a fractional interest lease, between NetJets Services Inc. and an entity controlled by our chief executive officer, Andrew A. Wiederhorn, for the lease of a 6.25% undivided interest in an aircraft. The lease expires in December 2010; however, the Company has the right to terminate the lease with 90 days notice beginning in December 2008.  The lease was subsequently terminated in 2009.

Index

Capital Lease of Aircraft

In October 2006, we acquired an aircraft through a capital lease from and entity in which Mr. Wiederhorn has a 25% ownership interest. Under the terms of the lease, we paid $6,409 per month for the lease from October 2006 to July 2008.  From August 2008 through the end of the lease we are required to pay $36,021 per month.  After August 1, 2008 we have the option to purchase the aircraft for $2.0 million, and we are required to purchase the aircraft for that amount by July 31, 2009.  A portion of the lease payments is being applied toward the purchase price.  We did not complete the purchase of the aircraft as of the lease maturity date, but we are continuing to make the scheduled lease payments against the purchase price until such time as the acquisition can be completed.

Purchase of Land

On December 24, 2009, we acquired all of the membership interests in Highland Road Properties LLC (“HRP”) from an entity controlled by Mr. and Mrs. Wiederhorn.  HRP is a special purpose entity that owns approximately 6 acres of residential land in Portland Oregon.  Mr. and Mrs. Wiederhorn had previously allowed the land to be part of a pool of collateral securing indebtedness of the Company and it was necessary for us to have direct ownership of HRP in order to protect the remaining collateral.   We paid $750,000 for the HRP interests.  The Board of Directors approved the purchase and determined that the transaction was in the best interests of the Company and its shareholders.  On February 17, 2010, we caused HRP to transfer the land to certain of our lenders for a partial reduction in debt of $350,000.

Guarantee of Debt

Certain of the Company’s lenders have, from time to time, required that Mr. Wiederhorn personally guarantee the Company’s debt obligations. As of March 15, 2010, Mr. Wiederhorn had personally guaranteed approximately $8.9 million in debt of the Company and its subsidiaries. On March 23, 2010, the Company granted Mr. Wiederhorn a security interest in the assets of Fog Cutter Capital Group Inc. to secure his performance in the event he is required to perform under the guarantees.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

PKF, Certified Public Accountants, A Professional Corporation, Glendale, California, (“PKF”) currently serves as our independent registered public accounting firm.  The aggregate accounting fees for the years ended December 31, 2008, and 2007 are as follows (dollars in thousands):

	December 31, 2008	December 31, 2007
Audit fees	$232	$232
Audit related fees	$-	$-
Tax fees	$-	$-
All other fees (1)	$15	$15

(1)	Other fees are comprised of audit fees relating to the audit of Fatburger’s IRC Section 401(k) plan.

Audit Committee Pre-Approval Policies and Procedures.   The Audit Committee reviews the independence of our independent registered public accounting firm on an annual basis and has determined that PKF is independent. In addition, the Audit Committee pre-approves all work and fees that are performed by our independent registered public accounting firm.

Index

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

Consolidated Statements of Financial Condition at December 31, 2008 and 2007
Consolidated Statements of Operations for the Years Ended December 31, 2008, and 2007
Consolidated Statements of Stockholders’ Equity (Deficiency) for the Years Ended December 31, 2008 and 2007
Consolidated Statements of Cash Flows for the Years Ended December 31, 2008 and 2007
Notes to Consolidated Financial Statements

(b)	Exhibits

See Exhibit Index immediately following the signature pages.

Index

The accompanying notes are an integral part of these consolidated financial statements.

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Fog Cutter Capital Group Inc.

We have audited the accompanying consolidated statement of financial condition of Fog Cutter Capital Group Inc. and subsidiaries (the “Company'') as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity (deficiency), and cash flows for each of the two years in the period ended December 31, 2008.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2008 and 2007, and the consolidated results of its operations and its consolidated cash flows for each of the two years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

/s/ PKF, Certified Public Accountants, A Professional Corporation

Glendale, California
March  30, 2010

The accompanying notes are an integral part of these consolidated financial statements.

Index

FOG CUTTER CAPITAL GROUP INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except share data)

	December 31,
Assets	2008	2007
Current Assets:
Cash and cash equivalents	$390	$1,131
Accounts receivable	2,712	1,491
Notes receivable, current portion	18	566
Loans to senior executives	-	1,147
Inventories	2,964	2,505
Investments in real estate held for sale, net	-	19,658
Current assets held for sale	-	66
Other current assets	294	536
Total current assets	6,378	27,100

Notes receivable	34	46
Property, plant and equipment, net	8,253	10,203
Intangible assets, net	4,068	4,986
Goodwill	8,028	9,526
Other assets held for sale	-	21
Other assets	812	1,887
Total assets	$27,573	$53,769

Liabilities and Stockholders' Equity (Deficiency)
Liabilities:
Accounts payable and accrued liabilities	$17,486	$13,260
Current liabilities associated with assets held for sale	-	1,232
Obligations under capital leases on real estate held for sale	-	9,994
Borrowings and notes payable, current portion	14,330	12,914
Obligations under capital leases, current portion	1,927	141
Total current liabilities	33,743	37,541

Borrowings and notes payable	-	6,355
Obligations under capital leases	-	1,929
Deferred income	2,572	5,247
Total liabilities	36,315	51,072

Commitments and contingencies
Minority interests in consolidated subsidiaries	365	701

Stockholders' Equity (Deficiency):
Preferred stock, $.0001 par value; 25,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $.0001 par value; 200,000,000 shares authorized; 11,757,073 shares issued as of December 31, 2008 and 2007; 7,954,928 shares outstanding as of December 31, 2008, and 2007	172,102	170,956
Accumulated deficit	(169,198)	(156,949)
Treasury stock, 3,802,145 common shares as of December 31, 2008 and 2007, at cost	(12,011)	(12,011)
Total stockholders' equity (deficiency)	(9,107)	1,996
Total liabilities and stockholders' equity (deficiency)	$27,573	$53,769

The accompanying notes are an integral part of these consolidated financial statements.

Index

FOG CUTTER CAPITAL GROUP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except share data)

	Year Ended December 31,
	2008	2007
Revenue:
Restaurant and manufacturing sales	$44,247	$41,106
Restaurant franchise and royalty fees	5,418	2,228
Total revenue	49,665	43,334

Operating costs and expenses:
Restaurant and manufacturing cost of sales	26,096	24,033
Real estate operating expense	-	9
Engineering and development	1,145	981
Depreciation and amortization	1,967	1,836
Total operating costs and expenses	29,208	26,859

General and administrative expenses:
Compensation and employee benefits	11,395	10,455
Professional fees	2,998	3,158
Other	14,797	15,196
Total general and administrative expenses	29,190	28,809

Non-operating income (expense):
(Loss) gain on sale of real estate	(562)	13
Interest Income	106	245
Interest expense	(2,133)	(1,600)
Other income (expense), net	(4,425)	(1,724)
Total non-operating income (expense)	(7,014)	(3,066)
Loss before provision for income taxes, minority interests, and equity in income of equity investees	(15,747)	(15,400)

Minority interest in earnings	296	878
Equity in income of equity investees	217	-
Income tax benefit	52	4,390

Loss from continuing operations	(15,182)	(10,132)

Income (loss) from discontinued operations	2,933	(85)

Net loss	$(12,249)	$(10,217)

Basic loss per share from continuing operations	$(1.91)	$(1.27)
Basic earnings per share from discontinued operations	$0.37	$(0.01)
Basic loss per share	$(1.54)	$(1.28)
Basic weighted average shares outstanding	7,957,324	7,957,324
Diluted loss per share from continuing operations	$(1.91)	$(1.27)
Diluted earnings per share from discontinued operations	$0.37	$(0.01)
Diluted loss per share	$(1.54)	$(1.28)
Diluted weighted average shares outstanding	7,957,324	7,957,324

Dividends declared per share	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Index

FOG CUTTER CAPITAL GROUP INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
(dollars in thousands, except share data)

	Common Stock		Treasury Stock
	Shares (1)	Amount	Shares (1)	Amount	Accumulated Deficit	Total
Balance at January 1, 2007	7,957,428	$168,965	3,799,645	$(12,009)	$(146,732)	$10,224
Comprehensive income (loss):
Net loss	-	-	-	-	(10,217)	(10,217)

Stock options expensed in net loss	-	1,991	-	-	-	1,991
Treasury stock acquired	(2,500)	-	2,500	(2)	-	(2)

Balance at December 31, 2007	7,954,928	$170,956	3,802,145	$(12,011)	$(156,949)	$1,996
Comprehensive income (loss):
Net loss	-	-	-	-	(12,249)	(12,249)

Stock options expensed in net loss	-	1,146	-	-	-	1,146

Balance at December 31, 2008	7,954,928	$172,102	3,802,145	$(12,011)	$(169,198)	$(9,107)
________________
(1)  Issued and outstanding

The accompanying notes are an integral part of these consolidated financial statements.

Index

FOG CUTTER CAPITAL GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Year Ended December 31,
Cash flows from operating activities:	2008	2007
Net loss	$(12,249)	$(10,217)
Loss (Income) from discontinued operations	(2,933)	85
Loss from continuing operations	(15,182)	(10,132)
Adjustments to reconcile net loss to net operating cash flows:
Equity in (income) loss of equity investees	(217)	-
Depreciation and amortization	2,386	2,357
Foreign currency loss (gain)	160	(1,043)
Loss on sale of other assets	740	-
Gain on sale of real estate	562	(13)
Share based compensation	1,146	1,991
Market value impairment reserve	2,946	3,723
Other	(125)	(757)
Change in:
Other assets	(667)	(398)
Deferred income	(2,615)	1,140
Deferred income taxes	-	(4,452)
Accounts payable and accrued liabilities	2,520	2,765
Net cash used in operating activities	(8,346)	(4,819)

Cash flows from investing activities:
Proceeds from sale of real estate	4,522	376
Proceeds from sale of notes receivable, securities, and other assets	1,147	-
Investment in notes receivable	-	-
Principal repayments on notes receivable and securities	584	268
Investment in real estate	-	(127)
Purchase of net assets of restaurant operations	(100)	-
Investments in property, plant, and equipment	(1,691)	(2,298)
Distributions from equity investees	217	-
Other	(27)	(70)
Net cash provided by (used in) investing activities	4,652	(1,851)

Cash flows from financing activities:
Proceeds from borrowings	5,004	3,153
Repayments on borrowings	(8,532)	(438)
Repayments under capital leases	(164)	(73)
Purchase of treasury stock and option to purchase treasury stock	-	(2)
Investment by (distributions to) minority interests, net	361	1,100
Dividend payments on common stock	-	-
Other, net	-	122
Net cash provided by (used in) financing activities	(3,331)	3,810

Effect of exchange rate change on cash	(21)	(2)
Net change in cash and cash equivalents from continuing operations	(7,046)	(2,862)

Net change in cash and cash equivalents from discontinued operations:
Net cash provided by operating activities	(1,495)	162
Net cash provided by (used in) investing activities	7,879	2,787
Net cash (used in) financing activities	(79)	(780)
Net change in cash and cash equivalents	(741)	(693)
Cash and cash equivalents at beginning of year	1,131	1,824
Cash and cash equivalents at end of year	$390	$1,131

Supplemental disclosures of cash flow information:
Cash paid for interest	$2,899	$3,295
Cash paid for income taxes	$-	$12

Non-cash financing and investing activities:
Notes payable assumed upon purchase of franchisee	$-	$500

The accompanying notes are an integral part of these consolidated financial statements.

Index

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND RELATIONSHIPS

The Company was originally incorporated as Wilshire Real Estate Investment Trust Inc. in the State of Maryland on October 24, 1997. The Company is not a Real Estate Investment Trust (“REIT”) for tax purposes and has never elected to be treated as such.  Effective January 25, 2001, the Company changed its name to Fog Cutter Capital Group Inc. to better reflect the diversified nature of its business and investments.  At December 31, 2008 and 2007, certain Company officers and directors controlled, directly or indirectly, a significant voting majority of the Company.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of operations – Fog Cutter Capital Group Inc. is primarily engaged in the operations of its Fatburger Holdings, Inc. (“Fatburger”) restaurant business.  Fog Cutter acquired the controlling interest in Fatburger in August 2003 and owns 82% voting control as of December 31, 2008.  In addition to its restaurant operation, the Company also conducts manufacturing activities and other real estate-related investments through various controlled subsidiaries.

Principles of consolidation – The accompanying consolidated financial statements include the accounts of Fog Cutter Capital Group Inc. and its subsidiaries, including Fatburger Holdings, Inc., DAC International Inc. (“DAC”), WREP 1998-1 LLC, Fog Cutter Servicing Inc., Fog Cap Commercial Lending Inc., Fog Cutter Capital Markets Inc., Fog Cap Retail Investors LLC, Fog Cap Development LLC, Fog Cap Acceptance Inc. and BEP Islands Limited.  Intercompany accounts have been eliminated in consolidation.

Use of estimates in the preparation of the consolidated financial statements – The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant estimates include the determination of fair values of certain financial instruments for which there is no active market, the allocation of basis between assets sold and retained, and valuation allowances for notes receivable and real estate owned.  Estimates and assumptions also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Fatburger operates on a 52-week calendar and its fiscal year ends on the Sunday closest to December 31.  Consistent with the industry, Fatburger measures its stores’ performance based upon 7 day work weeks.  Using the 52-week cycle ensures consistent weekly reporting for operations and ensures that each week has the same days, since certain days are more profitable than others.  Accordingly, the accompanying consolidated financial statements reflect a Fatburger fiscal year end of December 28, 2008 and December 30, 2007.  The use of this fiscal year means a 53rd week is added to the fiscal year every 5 or 6 years.  In a 52-week year, all four quarters are comprised of 13 weeks.  In a 53-week year, one extra week is added to the fourth quarter.  Both fiscal year 2007 and 2008 were 52-week years.

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

Index

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

Goodwill and other intangible assets – Goodwill represents the excess of the purchase price and other acquisition related costs over the estimated fair value of the net tangible and intangible assets acquired.  In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), goodwill is not amortized, but is subject to an annual impairment test.  Intangible assets are stated at the estimated fair value at the date of acquisition and include trademarks, operating manuals, franchise agreements, leasehold interests, and customer contracts.  Trademarks, which have indefinite lives, are not subject to amortization.  All other intangible assets are amortized over their estimated useful lives, which range from five to fifteen years.  Management assesses potential impairments to intangible assets at least annually, or when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered.  Judgments regarding the existence of impairment indicators and future cash flows related to intangible assets are based on operational performance of the acquired businesses, market conditions and other factors.

Impairment of long-lived assets – In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), the Company reviews its long-lived assets for impairment whenever an event occurs that indicates an impairment may exist.  The Company tests for impairment using the estimated future cash flows of the asset.

Cash and cash equivalents – For purposes of reporting the consolidated financial condition and cash flows, cash and cash equivalents include non-restricted cash amounts held at banks, shares in money market funds and time deposits with original maturities of 90 days or less.

Inventory – The Company’s inventory relates primarily to DAC and is stated at the lower of cost or market, using the first-in, first-out method.  Inventory is reviewed regularly for obsolescence and charges to cost of goods sold are made as needed to adjust the carrying value.

Notes receivable – Upon origination or purchase of a note receivable, the Company classifies the note as held for sale or held for investment.  All notes held by the Company at December 31, 2008 and 2007 are classified as held for investment based on the Company’s intent and ability to hold the notes for the foreseeable future or until their maturity or payoff.  Notes held for investment are recorded at their unpaid principal balance, net of discounts and premiums, unamortized net deferred origination costs and fees and allowance for losses.  Origination fees and certain direct origination costs are deferred and recognized as adjustments to income over the lives of the related notes.  Unearned income, discounts and premiums are amortized to income over the estimated life of the note using methods that approximate the interest method.  Interest is recognized as revenue when earned according to the terms of the notes and when, in the opinion of management, it is collectible.

Based upon management’s assessment, no allowance for losses was required with respect to notes receivable held for investment at December 31, 2008.  Specific valuation allowances may be established for notes that are deemed impaired when, based upon current information and events, it is probable that the Company will be unable to collect all amounts due, both principal and interest, according to the contractual terms of the note.  Impairment is measured based on the present value of expected future cash flows discounted at the note’s effective interest rate, based on a note’s observable market price, or the fair value of the collateral if the note is collateral dependent.

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

Index

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

Share based payments – The Company has a non-qualified stock option plan ("the Option Plan") which provides for options to purchase shares of the Company’s common stock.  The Company adopted SFAS 123(R), “Share-Based Payment”, effective January 1, 2006, using the modified prospective transition method.  Under that transition method, compensation cost recognized in 2006 includes (a) compensation cost for all share based awards granted prior to, but not yet vested as of January 1, 2006, based on the attribution method and grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share based awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R, all recognized as the requisite service periods are rendered.

There were no options granted with exercise prices below the market value of the stock at the grant date.  The weighted average fair value of options granted during 2008 and 2007 $0.46 and $0.47, respectively.  Fair values were estimated using the Black-Scholes option-pricing model.  The following weighted average assumptions were used to determine the value of the 2008 options granted: 0% dividend yield, expected volatility of 103%, risk-free interest rate of 4.7% and expected lives of ten years.  See Note 18 – Stock Options and Rights for further information on the Option Plan.

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

Earnings per share – Basic EPS excludes dilution and is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.  During the year ended December 31, 2008 and 2007, the Company experienced net losses which result in common stock equivalents having an anti dilutive effect on earnings per share.

Reclassifications – The Company’s operations and activities are becoming more focused on restaurant and other more typical commercial businesses, and less focused on finance and real estate.  As a result, certain reclassifications of the balances and modifications to the presentation of the financial statements for 2007 have been made to conform to the 2008 presentation, including the reclassification of certain investments in real estate as held for sale.  None of these changes in presentation affected previously reported results of operations.

Index

NOTE 3 – RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2009, the FASB issued ASC 105, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162 (ASC 105).  ASC 105 will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by non-governmental entities.  Rules and interpretive releases of the SEC, under the authority of federal securities laws, are also sources of authoritative U.S. GAAP for SEC registrants.  On the effective date of this statement, the codification will supersede all then-existing non-SEC accounting and reporting standards.  All other non-grandfathered, non-SEC accounting literature not included in the codification will become non-authoritative.  This statement is effective for financial statements issued for interim and annual reporting periods ending after September 15, 2009.  The Company’s adoption of ASC 105 will impact the consolidated financial statements and the related disclosures as all references to authoritative accounting literature will reflect the newly adopted codification.

In February 2010, the FASB issued ASU No. 2010-09, Amendments to Certain Recognition and Disclosure Requirements (ASU 2010-09).  ASU No. 2010-09 establishes that an entity that is an SEC filer is required to evaluate subsequent events through the date that the financial statements are issued.  An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated.  The amendments in ASU No. 2010-09 are effective upon issuance of the final update, except for the use of the issued date for conduit debt obligors.  That amendment is effective for interim or annual periods ending after June 15, 2010.  Effective with the adoption of ASU No. 2010-09 on December 31, 2009, the Company will no longer disclose the date through which subsequent events have been evaluated, as the Company will have evaluated subsequent events through the date the financial statements were issued.

In January 2010, the FASB issued Accounting Standards Update (ASU No. 2010-06, Fair Value Measurements and Disclosures (ASU No. 2010-06).  ASU No. 2010-06 provides guidance on improving disclosures on fair value measurements, such as the transfers between Level 1, Level 2 and Level 3 inputs and the disaggregated activity in the rollforward for Level 3 fair value measurements.  ASU No. 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about the disclosures about the disaggregated activity in the rollforward for Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010 and for the interim periods within those fiscal periods.  The Company is currently evaluating the impact of ASU No. 2010-06 on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R)(SFAS No. 167).  SFAS No. 167 was issued to address the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities(FIN 46(R)), as a result of the elimination of the qualifying special-purpose entity concept and constituent concerns about the application of certain key provisions of FIN No. 46 (R), including those in which the accounting and disclosures under the interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity.  SFAS No. 167 is effective for an entity’s first annual reporting period that begins after November 15, 2009.  The adoption of SFAS No. 167 in not expected to have a significant effect on the consolidated financial statements.

In April 2009, the FASB issued FSP SFAS 141 (R)-1, Recognition (FSP SFAS 141 (R)-1) to provide further guidance on assets acquired and liabilities assumed in a business combination that arise from contingencies that would be within the scope of SFAS 141(R), Business Combinations (SFAS 141(R)), if not acquired or assumed in a business combination, except for assets or liabilities arising from contingencies that are subject to specific guidance in SFAS 141 (R).  FSP SFAS 141 (R)-1 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The adoption of FSP SFAS 1414 (R)-1, effective January 1, 2009, is not expected to impact the Company’s consolidated financial statements.

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

In October 2008, the FASB issued FSP SFAS No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (SFAS 157-3), which clarifies the application of SFAS 157 in an inactive market and illustrates how an entity would determine fair value when the market for a financial asset is not active. SFAS 157-3 is effective immediately and applies to prior periods for which financial statements have not been issued, including interim or annual periods ended on or before December 30, 2008. The implementation of SFAS 157-3 did not have an impact on the Company’s consolidated financial statements.

Index

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (SFAS 161). SFAS 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. SFAS 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS 133 have been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company is currently in the process of assessing the impact that SFAS 161 will have on the disclosures in the consolidated financial statements.

In February 2008, the FASB issued FSP SFAS No. 157-2, Effective Date of FASB Statement No. 157 (SFAS 157-2), which delayed the effective date of SFAS 157 for most nonfinancial asset and nonfinancial liabilities until fiscal years beginning after November 15, 2008 (fiscal year 2009 for the Company). The Company does not expect the adoption of SFAS 157 for nonfinancial assets and liabilities will have a material impact on its consolidated financial statements.

NOTE 4 – NOTES RECEIVABLE

Notes receivable are comprised of the following categories at December 31, 2008, and 2007:

	December 31,
	2008	2007
	(dollars in thousands)
Commercial real estate notes	$52	$370
Other notes	-	242
	$52	$612

As of December 31, 2008 and 2007, all notes receivable carried fixed rates of interest.  The notes were pledged to secure borrowings.  All notes were classified as held in portfolio.  As of December 31, 2008, the Company did not believe that an impairment reserve was required on notes receivable.

NOTE 5 – INVESTMENTS IN REAL ESTATE

At December 31, 2008 and 2007, investments in real estate were comprised of the following:

	December 31,
	2008	2007
Commercial Real Estate:	(dollars in thousands)
Properties under capital leases	$-	$13,338
Land, building and improvements	-	8,463
Less: Accumulated depreciation	-	(2,143)
	$-	$19,658

In the fourth quarter of 2007, the leased real estate portfolio met the Company’s requirements to be classified as held for sale and was classified as held for sale at December 31, 2007.  The portfolio was sold in February 2008.

NOTE 6 –PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is depreciated straight-line over the shorter of its useful life or lease term, and consists of:

	At December 31,
	2008	2007
	(dollars in thousands)
Land and buildings	$1,942	$1,942
Leasehold improvements	4,850	5,035
Furniture, fixtures and equipment	8,420	8,996
Construction-in-progress	373	201
	15,585	16,174
Less accumulated depreciation and amortization	(7,332)	(5,971)
	$8,253	$10,203

Index

In the years ended December 31, 2008 and 2007, the Company recorded an impairment loss of $1.0 million and $0.2 million, respectively, related to the leasehold improvements and equipment on certain company-owned restaurant locations.

NOTE 7 – GOODWILL AND OTHER INTANGIBLE ASSETS

Primarily as a result of the acquisitions of Fatburger and DAC, the Company has goodwill in the amount of $8.0 million and investments in intangible assets of $4.1 million.  Since its acquisition by the Company, Fatburger has experienced operating losses and has conducted its operations with limited liquidity.  The Company believes that these conditions are temporary in nature, however, during 2008, the Company recognized impairment losses on its recorded goodwill and intangible assets of $0.6 million and $0.5 million, respectively.  In December 2007, the Company recognized an impairment of goodwill from Centrisoft in the amount of $1.0 million.  As of December 31, 2008 and 2007, the Company was not aware of any events or changes in circumstances that would require the additional impairment of the recorded goodwill.

Net intangible assets, other than goodwill, included franchise agreements, leasehold interests, and sales contracts.  Summarized information for acquired intangible assets, other than goodwill, is as follows (dollars in thousands):

	December 31,
	2008	2007
	(dollars in thousands)
Franchise agreements	$1,162	$1,162
Other intangible assets	562	1,018
Total amortized intangible assets	1,724	2,180
Less: accumulated amortization	(1,127)	(1,165)
Net amortized intangible assets	597	1,015

Trademarks	3,471	3,971

Total intangible assets	$4,068	$4,986

Trademarks, which have indefinite lives, are not subject to amortization.  All other intangible assets are amortized using the straight-line method over the estimated useful lives of the assets of five to fifteen years.  Amortization expense was $0.3 million for each of the years ended December 31, 2008 and 2007.  Estimated amortization expense for the five succeeding years is as follows (dollars in thousands):

2009	341
2010	256
2011	-
2012	-
2012	-

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

Index

NOTE 8 – INVENTORIES

Inventories consist of the following:

	December 31,
	2008	2007
	(dollars in thousands)

Raw materials	$2,097	$1,565
Work in progress	366	772
Finished goods	501	168
Total inventories	$2,964	$2,505

NOTE 9 – OTHER ASSETS

Other current assets consist of the following:

	December 31,
	2008	2007
	(dollars in thousands)
Prepaid expenses	294	534
Other	-	2
Total	$294	$536

Other assets consist of the following:

	December 31,
	2008	2007
	(dollars in thousands)
Security deposits	$471	$646
Capitalized finance fees	202	269
Software Costs	-	879
Other	139	93
Total	$812	$1,887

NOTE 11 – BORROWINGS AND NOTES PAYABLE

Borrowings at December 31, 2008 and 2007 consist of various notes payable, a line of credit, and mortgage debt.  Proceeds from the various credit facilities are used primarily for the acquisition of real estate and restaurant facilities.

Following is information about borrowings:

	2008	2007
	(dollars in thousands)
Average amount outstanding during the year	$18,695	$17,726
Maximum month-end balance outstanding during the year	$31,291	$19,269
Weighted average rate:
During the year	13.3%	14.6%
At end of year	13.9%	14.5%

Index

At December 31, 2008 and 2007, borrowings and notes payable consist of the following:

	December 31,
	2008	2007
	(dollars in thousands)
Borrowings by Fog Cutter Capital Group, Inc.:

Note payable to a lender in the original amount of $3,927,310, secured by the Company’s interest in an LLC owned by the Company which holds the Company’s real estate lease portfolio. The note bears interest at a fixed rate of 18.0%, plus a monthly loan fee of 0.8333% which is added to the principal. Interest is due monthly in arrears. The note was due in 2008 and was repaid in full.	-	3,982

Note payable to a lender in the original amount of $3,391,490, secured primarily by the Company’s stock in DAC and the Company’s investment in one property in Barcelona, Spain. The note bears interest at a fixed rate of 24.0%. Interest is due monthly in arrears. The note was due in 2008 and was extended subsequent to year end.	1,671	3,391

Note payable to a lender in the original amount of $2,500,000, originally secured by the Company’s interest in a certain Variable Interest Entity in Barcelona, Spain. During 2008 the note was restructured and secured by the assets of two Fatburger restaurants. The note bears interest at a fixes rate of 24%. Interest is due monthly in arrears. The note was due in 2008 and was extended subsequent to year end..	1,070	2,500

Note payable to a lender in the original amount of $3,600,000 secured primarily by the Company’s stock in DAC and the Company’s investment in Fatburger. The note bears interest at a fixed rate of 24.0%. Interest is due monthly in arrears. The note is due in 2008 and was extended subsequent to year end.	3,600	-

Borrowings by Variable Interest Entities:

Note payable to a financial institution in the original amount of approximately $1,005,000, secured by real estate in Barcelona, Spain. The note bore interest at the EURIBOR plus 2.0%. Interest was due monthly in arrears. The note was due in 2021. This loan was non-recourse to the Company was was eliminated in 2008 when the Company abandoned its investment in the VIE	-	1,005

Borrowings by DAC International, Inc.:

Note payable to a financial institution in the original amount of $96,000, secured by certain business assets of DAC International. The note bears interest at 6.5% and requires monthly payments of principal and interest in the amount of $2,942.30 and matures in 2011.	81	-

Line of credit payable to a financial institution in the original amount of $750,000, secured by the general business assets of DAC International. The line of credit bears interest at the Wall Street Journal prime rate plus 0.75%. Interest is due monthly in arrears. This line of credit is due in 2009 and was paid in full subsequent to year end.	750	500

Borrowings by Centrisoft Corporation:

Notes payable to various lenders in the original amount of $658,000. The notes have matured and are subordinate to debt owed by Centrisoft to the Company. The notes bear interest at fixed rates ranging between 5.5% and 12.0%, which is accrued monthly. The notes were non-recourse to the Company and were eliminated in 2008 when the Company foreclosed on Centrisoft’s assets (See Note 24)	-	658

Notes payable by Fatburger:

Mortgage loan with a commercial bank in the original amount of $553,000, secured by land and building at one restaurant location in Nevada. The note bears interest at a fixed rate of 6.50% for the first five years of the loan, during which time principal and interest is due in equal monthly installments of $3,492. The loan matures in June 2015.	529	536

Mortgage loan with a commercial bank in the original amount of $900,000, secured by land and building at one restaurant location in Nevada. The note bears interest at a fixed rate of 6.50% for the first five years of the loan, during which time principal and interest is due in equal monthly installments of $5,689. The loan matures in June 2035.	862	874

Note payable with a financial institution in the original amount of $4,785,000 secured by fixtures and equipment of 22 restaurant locations in California and Nevada. The note bears interest at the 3-month London Interbank Offered Rate plus 3.95%, adjusted monthly. Principal and interest is due in monthly payments through October 2014. As of December 31, 2008, monthly payment approximated $61,000. At December 31, 2008 and 2007, Fatburger was in violation of two covenants related to this loan.	3,325	3,723

Note payable to a financial institution in the original amount of $290,000, secured by fixtures and equipment at one restaurant located in California. The note bears interest at a fixed rate of 6.93%. Principal and interest are due in equal monthly installments of $4,367 through August 2010. At December 31, 2008 and 2007, Fatburger was in violation of two covenants related to this loan.	88	125

Note payable with a financial institution in the original amount of $351,000, secured by fixtures and equipment at one restaurant location in California. The note bears interest at a fixed rate of 8.31%. Principal and interest is due in equal monthly installments of $5,769 through January 2013, at which time all remaining principal is due. At December 31, 2008 and 2007, Fatburger was in violation of two covenants related to this loan.	276	313

Note payable with a financial institution in the original amount of $382,500, secured by fixtures and equipment at one restaurant location in Pennsylvania. The note bears interest at a fixed rate of 6.90%. Principal and interest is due in equal monthly installments of $5,754 through May 2011.	163	218

Note payable to a former franchisee in the original amount of $206,000, secured by fixtures and equipment at one restaurant location in Pennsylvania. The note was due in December 2007 and bears interest at a fixed rate of 8.0%.	166	206

Note payable to a former franchisee in the original amount of $336,000, secured by fixtures and equipment at one restaurant location in California. The note requires 19 principal only payments of 17,692 with the final payment due in April 2010.	348	-

Note payable with a financial institution in the original amount of $95,000, secured by equipment at various restaurant locations in California and Nevada. The note bears interest at a fixed rate of 9.30%. Principal and interest is due in equal monthly installments of $3,110 through May 2010. .	49	81

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
	1,352	1,157
	$14,330	$19,269

Index

At December 31, 2008, the contractual maturities of borrowings and notes payable are approximately as follows (dollars in thousands):

Year Ending December 31:
2009	14,330
$14,330

At December 31, 2008 and 2007, Fatburger was not in compliance with all obligations under the agreements evidencing its indebtedness, as defined in the applicable agreements, due to its failure to meet the prescribed fixed charge coverage ratio and the prescribed debt-coverage ratio in three notes payable.  In addition, Fatburger was in payment default on these loans at December 31, 2008.  The lender subsequently issued a waiver of the covenant violations for December 31, 2007.  As such, on our Consolidated Statements of Financial Condition, $3.9 million of long-term debt that was classified as long-term at December 31, 2007 has been re-classified as current as of December 31, 2008.

NOTE 12 – LEASES

In February 2008, the Company sold a wholly-owned subsidiary, Fog Cap Retail Investors LLC (“FCRI”), which held the Company’s leased real estate portfolio.  At the time of the sale, FCRI leased 72 free-standing, retail locations ranging from 4,500-7,000 square feet each. Of the 72 leases, 32 were on terms and conditions that required capitalization of the obligation which resulted in an $11.2 million net investment in real estate and a capital lease obligation of $10.0 million.  The remaining 40 leases were classified as operating leases. At December 31, 2007, the leased real estate portfolio was classified as held for sale.

Index

In October 2006, the Company acquired an aircraft through a capital lease and recorded an asset of $1.8 million under property, plant, and equipment, with a related capital lease obligation of $1.8 million.  Under the terms of the lease, we paid $6,409 per month from October 2006 to July 2008.  Thereafter, we are obligated to pay $36,021 per month for the lease.  After August 1, 2008 we have the option to purchase the aircraft for $2.0 million, and we are required to purchase the aircraft for that amount by July 31, 2009.  The Company did not complete the purchase of the aircraft at the maturity date of the lease, but is continuing to make the required monthly payments against the purchase price.

Assets held under capital leases are summarized as follows:

	December 31,
	2008	2007
	(dollars in thousands)

Real estate properties	$-	$13,338
Property, plant and equipment	2,115	2,519
Less accumulated depreciation and amortization	(632)	(2,972)
Net capital lease assets	$1,483	$12,885

Future minimum lease payments required under capital leases that have initial or remaining non-cancelable lease terms in excess of one year at December 31, 2008, are as follows (dollars in thousands):

Minimum Lease Payments (1)
2009	$1,973
Total	$1,973

(1)	The amount of imputed interest to reduce the minimum lease payments to present value is $46,000 using an effective interest rate of approximately 4.4%.

Rental expense for all operating leases for the fiscal year ended December 31, 2008 and 2007 was $5.0 million and $5.0 million, respectively.  Future minimum lease payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year at December 31, 2008, are as follows (dollars in thousands):

Minimum Lease Payments
2009	$3,920
2010	3,556
2011	3,354
2012	3,028
2013	2,263
Thereafter	7,742
Total	$23,863

NOTE 13 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following:

	December 31, 2008	December 31, 2007
	(dollars in thousands)
Accounts payable	$8,439	$9,075
Sales deposits	1,228	1,478
Accrued wages, bonus and commissions	693	614
Other	7,126	2,093
Total accounts payable and accrued liabilities	$17,486	$13,260

Index

NOTE 14 – DIVIDENDS

No dividends were declared or paid in the year ended December 31, 2008 or 2007.

NOTE 15– INCOME TAXES

As of December 31, 2008, the Company had, for U.S. Federal tax purposes, a net operating loss ("NOL") carry forward of approximately $80.6 million, including $11.4 million relating to Fatburger.  The Company's NOL begins to expire in 2018.  Fatburger’s NOL began to expire in 2004.

The Fatburger NOL is generally subject to an annual limitation under the Internal Revenue Code of 1986, Section 382, Limitation on Net Operating Loss Carryovers and Certain Built-In Losses Following Change in Control.  In addition, to the extent the Fatburger  NOL is utilized, the recognition of the related tax benefits on certain of the NOLs utilized would first reduce goodwill related to the Fatburger acquisition, then other non-current intangible assets related to that acquisition, and then income tax expense in accordance with Statement on Financial Accounting Standards No. 109, Accounting for Income Taxes.

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

The provision (benefit) for income taxes includes the following:

	Year Ended December 31,
	2008	2007
Current provision:
Federal	$-	$-
State	-	-
Total current provision	-	-

Deferred provision:
Federal	(5)	(4,390)
State	57	-
Total deferred provision	52	(4,390)
Total provision (benefit) for income taxes	$52	$(4,390)

A reconciliation of the U.S. federal statutory rate to the effective tax rate on the income or loss from continuing operations, stated as a percentage of pretax income or loss, is as follows:

	Year Ended December 31,
	2008	2007
U.S. federal statutory rate	(35.0)%	(35.0)%
State taxes, net of federal benefit	(3.2)	(5.5)
Expiration of subsidiary’s NOL carryforward	8.3	-
Non-deductible compensation expense	9.5	5.3
Other	0.2	0.2
Valuation allowance	19.7	4.9
Effective tax rate	(0.5)%	(30.1)%

Index

The tax effects of temporary differences and carry forwards resulting in deferred income taxes are as follows:

	December 31,
	2008	2007
	(dollars in thousands)
Deferred Tax Assets:
Loss carry forwards	$33,463	$38,814
Deferred income	1,067	2,153
Impairment of assets	4,556	2,558
Other	1,408	765
Subtotal	40,494	44,290
Valuation allowance	(40,494)	(44,290)
Net deferred tax asset	$-	$-

Given the lack of sufficient earnings history, management does not believe it is appropriate to recognize a deferred tax asset at this time.

NOTE 16 – COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET RISK

Warlick Complaints
On October 16, 2006, Fatburger Holdings, Inc., Fatburger Corporation and Fatburger North America, Inc. filed suit against Keith A. Warlick (“Warlick”) the former Chief Executive Officer of Fatburger Holdings, Inc. and Fatburger Corporation. Warlick’s employment with Fatburger was terminated on September 21, 2006 by resolution of the board of directors of Fatburger Holdings, Inc. The Fatburger companies initiated the lawsuit to recover damages from Warlick arising from wrongful acts and conduct during and after his employment, and are asserting claims for:  breach of contract, breach of duty of loyalty, breach of fiduciary duty, conversion – embezzlement; fraud/commencement; intentional interference with contractual relations, and equitable indemnity.  Warlick filed an answer to the lawsuit denying the allegations and included a Cross-complaint against Fatburger Holdings, Inc., Fatburger Corporation, Fatburger North America, Inc., Fog Cutter Capital Group, Inc., and Andrew Wiederhorn (“Cross-Defendants”), for breach of contract, employment discrimination based on race and retaliation, wrongful termination and defamation – slander without any specification of damages.  On a motion filed by the Cross-Defendants, the Court dismissed Warlick’s cross-claim for employment discrimination based on race and retaliation.  In October 2009, the parties reached an agreement in principal to settle all claims and cross-claims alleged in this lawsuit and the settlement was completed on March 5, 2010.  The settlement did not have a material effect on the consolidated statement of financial condition or the consolidated statement of operations of the Company.

On February 6, 2007, Warlick, his wife, and a limited liability company controlled by Warlick, each of whom is a minority shareholder of Fatburger Holdings, Inc., filed a complaint against various Fatburger entities, the Company, Andrew Wiederhorn, and members of the Fatburger board of directors. The complaint alleges fraud, negligent misrepresentation against Wiederhorn and the Company, and breach of contract and breach of fiduciary duty against all the defendants, related to business transactions which the plaintiff’s allege were not in the best interests of Fatburger Holdings, Inc., or the plaintiff minority shareholders. The defendants disputed the allegations of the lawsuit and vigorously defended against the claims.  In October 2009, the parties reached an agreement in principal to settle all claims alleged in this lawsuit and the settlement was completed on March 5, 2010.  The settlement did not have a material effect on the consolidated statement of financial condition or the consolidated statement of operations of the Company.

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

Liquidity
The sale of investments is considered to be a normal, recurring part of operations and management expects these transactions, together with cash from operations of Fatburger and DAC, will generate adequate cash flow to meet the Company’s liquidity needs for the 2009 fiscal year.

Index

Dividends
The Company does not have a fixed dividend policy, and may declare and pay new dividends on common stock, subject to financial condition, results of operations, capital requirements and other factors deemed relevant by the Board of Directors.  One factor the Board of Directors may consider is the impact of dividends on the Company’s liquidity.  No dividends have been declared or paid in 2007 or 2008.

Fatburger Debt Covenant
At December 31, 2008, Fatburger had not made all of the required payments on indebtedness with an outstanding principal balance of $3.9 million.  As a result, the lender had declared the indebtedness in default and has accelerated the maturity date of the entire balance.

In addition to the payment default, at December 31, 2008 and 2007, Fatburger was not in compliance with all obligations under the agreements evidencing its indebtedness, as defined in the applicable agreements, due to its failure to meet the prescribed fixed charge coverage ratio and the prescribed debt-coverage ratio in three notes payable.  The lender subsequently issued a waiver of the covenant violations for December 31, 2007, but did not waive the covenant violations as of December 31, 2008.  As a result of the default, the Consolidated Statement of Financial Condition for the year ended December 31, 2008 includes $3.9 in debt re-classified as short-term.

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

Related Party Transactions

In July 2006, the Company accepted an assignment of a fractional interest lease, between NetJets Services Inc. and an entity controlled by Chief Executive Officer, Andrew A. Wiederhorn, for the lease of a 6.25% undivided interest in an aircraft. The lease expires in December 2010; however, the Company has the right to terminate the lease with 90 days notice beginning in December 2008.  The lease was subsequently terminated in 2009.  The Board of Directors was aware of the relationship and approved the  assignment of the fractional lease.

In October 2006, the Company acquired an aircraft through a capital lease from and entity in which Mr. Wiederhorn has a 25% ownership interest. Under the terms of the lease, the Company paid $6,409 per month for the lease from October 2006 to July 2008.  From August 2008 through the end of the lease the Company is required to pay $36,021 per month.  After August 1, 2008 the Company has the option to purchase the aircraft for $2.0 million, and is required to purchase the aircraft for that amount by July 31, 2009.  A portion of the lease payments is being applied toward the purchase price.  The Company did not complete the purchase of the aircraft at the maturity of the lease, but is continuing to make monthly lease payments against the purchase price.

Other
In order to facilitate the development of franchise locations Fatburger has, on rare occasions, guaranteed the annual minimum lease payments of restaurant sites owned and operated by franchisees.  However, at December 31, 2008 there were no such guarantees in place.

The Company has various operating leases for office and retail space which expire through 2015.  The leases provide for varying minimum annual rental payments including rent increases and free rent periods.  Future minimum rental payments under non-cancelable operating leases with initial or remaining terms of one year or more total approximately $20.7 million as of December 31, 2008.

Management may utilize a wide variety of financial techniques to assist in the management of currency risk, including currency swaps, options, and forwards, or combinations thereof.  No such currency hedging techniques were in use as of December 31, 2008.

There were no other off balance sheet arrangements in place as of December 31, 2008.

Index

NOTE 17 – ARRANGEMENTS WITH SENIOR OFFICERS

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

The Company incurred salary and bonus expenses of $4.8 million and $2.8 million, respectively, for the years ended December 31, 2008, and 2007, relating to the Executives under employment agreements in effect at that time.

Prior to the passage of the Sarbanes-Oxley Act of 2002, Mr. Wiederhorn’s employment agreement allowed him to borrow a specified maximum amount from the Company to purchase shares of common stock.  Under this program, on February 21, 2002, the Company loaned Mr. Wiederhorn $175,000 to finance the purchase of common stock.  This loan was full recourse to Mr. Wiederhorn and was secured by all of Mr. Wiederhorn’s rights under his employment agreement.  At Mr. Wiederhorn’s direction (in accordance with the terms of his employment agreement), on February 21, 2002, the Company also loaned a limited partnership controlled by Mr. Wiederhorn’s spouse (the “LP”) $687,000 to finance the purchase of common stock.  The loan was secured by the membership interests of two limited liability companies owned by the LP.  The limited liability companies each own a parcel of real property in Oregon and have no liabilities.  At the time of the loan, the real property had an appraised value of $725,000.  The loan was also guaranteed by Mr. Wiederhorn.  The common stock purchased with the proceeds of these loans did not serve as security for the loans.  The loans bore interest at the prime rate, as published in the Wall Street Journal, which interest was added to the principal annually.

The total amount of loans receivable from Mr. Wiederhorn in the amount of $1.1 million, including compounded interest, was repaid in full on February 21, 2008.

Effective October 15, 2009, the Board of Directors approved the terms of an employment agreement with Mr. Berchtold.  The agreement provides for an initial term of one year , which is automatically renewable for successive one year terms unless either party gives written notice of termination to the other at least 60 days prior to the expiration of the then-current employment term.  The employment agreement with Mr. Berchtold will provide for a base salary of not less than $175,000 annually, plus an annual bonus as determined by the Compensation Committee of the Board of Directors.

NOTE 18 – STOCK OPTIONS AND RIGHTS

The Company has a non-qualified stock option plan (the “Option Plan”) which provides for options to purchase shares of the Company's common stock.  The maximum number of shares of common stock that may be issued pursuant to options granted under the Option Plan is 3,500,000 shares.  Newly elected directors receive 5,000 vested options on the day they join the Board at an exercise price equivalent to the closing price on that day.  In addition, each independent director receives, on the last day of each quarter, an automatic non-statutory option grant to purchase 1,500 shares of common stock at 110% of the fair market value on that day.  Automatic grants vest one third on each of the first three anniversaries of the grant date and expire on the tenth anniversary of the grant date.  Resigning directors have the right to exercise any options that are vested at the date of resignation for a period of one year.

The Company adopted SFAS 123R effective January 1, 2006.  The Company expensed $1.1 million in share based compensation for the year ended December 31, 2008, and $2.0 million for the year ended December 31, 2007.

There were no options granted with exercise prices below the market value of the stock at the grant date.  All outstanding options at December 31, 2008 had no intrinsic value because the Company’s stock price was lower than all option exercise prices.  A summary of the Company’s stock options as of and for the year ended December 31, 2008, and 2007 is presented below:

	2008		2007
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	3,246,333	$1.57	2,762,000	$1.45
Granted	18,000	$0.57	638,000	$2.40
Exercised	-	$-	-	$-
Cancelled/forfeited	(283,500)	$2.12	(153,667)	$2.80
Outstanding at end of year	2,980,833	$1.51	3,246,333	$1.57

Exercisable at end of year	1,809,167	$1.44	914,500	$1.49

Index

Range of Exercise Prices	Shares	Weighted Average Remaining Life	Weighted Average Exercise Price
$0.01 – 2.00	2,480,000	8.0	$1.32
$2.01 – 4.00	500,833	8.5	$2.47
Total	2,980,833	8.1	$1.51

On October 18, 2002, the Company declared a distribution of one right (a "Right") to purchase one one-tenth of a share of its common stock for each outstanding share of common stock, payable to the stockholders of record on October 28, 2002.

NOTE 19 – ACQUISITION OF TREASURY STOCK

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

NOTE 20 – VARIABLE INTEREST ENTITIES

The Company loaned $10.3 million to two related Spanish entities formed to purchase, reposition and sell apartment buildings in Barcelona, Spain.  Under the terms of the loans, the investment met the definition of a Variable Interest Entity (“VIE”) under FASB Interpretation No. 46 (“FIN 46”) and the Company was deemed to be the primary beneficiary of the VIE.  As a result, the assets, liabilities, and results of operations of the VIE have been consolidated into the accompanying consolidated financial statements as of December 31, 2007.

In September 2008, the Company sold one investment property in Barcelona, Spain held through the VIE.  We received cash proceeds of approximately $4.5 million and recorded a loss on the sale of approximately $0.6 million.  Approximately $3.2 million of the cash proceeds were used to partially repay two outstanding notes payable.  The Company determined that the value of the remaining apartment property in Spain held by the VIE was less than the secured debt of the VIE.  As a result, the Company recorded impairment losses on this property equal to its net carrying value and no longer consolidates the assets and liabilities of the VIE as of December 31, 2008.

Neither the creditors nor the other beneficial interest holders had recourse to the Company with regard to these investments and, as a result, the Company had no additional exposure to loss on this investment as of December 31, 2008.

NOTE 21 — ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

There were no components of other comprehensive income as of December 31, 2008 or 2007.

NOTE 22 - ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Index

	December 31, 2008		December 31, 2007
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(dollars in thousands)
Assets:
Cash and cash equivalents	$390	$390	$1,131	$1,131
Notes receivable	52	52	612	612
Liabilities:
Borrowings and notes payable	14,330	14,330	19,269	19,269
Obligations under capital leases	1,927	1,927	2,070	2,070

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

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2008 and 2007.  Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and therefore, current estimates of fair value may differ significantly from the amounts presented herein.

NOTE 23 – OPERATING SEGMENTS

Operating segments consist of (i) restaurant operations conducted through Fatburger, (ii) manufacturing activities conducted through DAC International and (iii) real estate and financing activities. Each segment operates with its own management and personnel.  Beginning in 2006, the Company began allocating certain corporate expenses to Fatburger through a management fee.  This management fee is reflective of management’s increased involvement in the restaurant operations.  The Company began charging this fee to more closely represent the true costs of restaurant operations in the appropriate segment reporting.  The management fee is eliminated upon consolidation.  The following is a summary of each of the operating segments:

Restaurant Operations
As of December 31, 2008, the Company owned approximately 82% of the voting control of Fatburger, which operates or franchises 91 hamburger restaurants located primarily in California and Nevada, as well as 11 other states, Canada, Dubai and China.  Franchisees currently own and operate 56 of the Fatburger locations.  Nine new franchise restaurants and one Company restaurant were opened and three franchise restaurants and eight corporate locations were closed during 2008.

	Year ended December 31,
	2008	2007
	(dollars in thousands)

Company-owned restaurant sales	$30,720	$29,525
Royalty revenue	2,230	2,072
Franchise fee revenue	3,188	156
Total revenue	36,138	31,753

Cost of sales	(18,233)	(17,153)
Depreciation and amortization	(2,051)	(2,068)
Other general & administrative costs	(15,954)	(15,135)
Interest expense	(704)	(765)
Market value impairment reserves	(1,222)	(159)
Management allocation	(2,080)	(2,144)
Other non-operating loss	(1,708)	-
Minority interest in losses	296	878
Segment loss	$(5,518)	$(4,793)

Capital expenditures	$1,128	$1,885
Segment assets	19,010	22,203
Minority interests	365	300

Index

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

	Year ended December 31,
	2008	2007
	(dollars in thousands)

Manufacturing sales	$13,527	$11,581
Cost of sales	(7,864)	(6,880)
Engineering and development	(1,145)	(981)
Depreciation and amortization	(104)	(88)
Other general & administrative costs	(3,080)	(2,605)
Interest expense	(44)	(37)
Other non-operating income	287	23
Segment income	$1,577	$1,013

Capital expenditures	$441	$85
Segment assets	6,771	5,625

Real Estate and Financing Operations
At December 31, 2008, the Company did not own any real estate.  At December 31, 2008, notes receivable had a carrying value of $52,000 and was secured by real estate.

	Year ended December 31,
	2008	2007
	(dollars in thousands)

Rental income	$-	$-
Operating expenses	(17)	(9)
Depreciation and amortization	-	(5)
Other general & administrative costs	-	(68)
Interest income	94	239
Interest expense	(1,929)	(1,981)
Other non-operating (loss) income	(632)	2,058
Market value impairment reserves	(1,724)	(3,564)
Equity in income of equity investees	217	-
Segment loss	$(3,991)	$(3,330)

Capital expenditures	$-	$127
Segment assets	52	12,366
Investment in equity investees	-	-
Minority interests	-	401

Index

Other non-operating loss for the year ended December 31, 2008 includes loss on sale of real estate ($0.6 million) and other non-operating expense ($0.1 million).  Other non-operating income for the year ended December 31, 2007 includes foreign currency gains ($1.0 million) and commission and other non-operating revenue ($1.0 million).

Reconciliation to net loss

	Year ended December 31,
	2008	2007
	(dollars in thousands)

Segment loss from operations	$(7,932)	$(7,110)
Corporate expenses	(9,951)	(10,675)
Elimination of intercompany charges	2,649	3,264
Income tax benefit	52	4,390
Income (loss) from discontinued operations	2,933	(85)
Net loss	$(12,249)	$(10,217)

NOTE 24 – DISCONTINUED OPERATIONS

In the fourth quarter of 2007, the leased real estate portfolio met the Company’s requirements to be classified as held for sale and was classified as held for sale at December 31, 2007.  The portfolio was sold in February 2008.  Prior to reclassification, the leased real estate portfolio was part of the Real Estate and Financing Operations segment.

	Year Ended December 31
	2008	2007
	(dollars in thousands)
Operating revenue	$610	$3,782
Operating expenses	(240)	(1,356)
Depreciation and amortization	(39)	(445)
Operating margin	331	1,981

General and administrative expenses	(7)	(366)
Interest expense	(157)	(939)
Market value impairment	-	-
Gain on sale of real estate	4,247	-
Other non-operating income	7	31
Provision for income taxes	1	17
Income from discontinued real estate operations	$4,422	$724

Capital expenditures	$-	$138
Segment assets	-	11,404

Prior to February 2007, the Company held a 51% ownership interest in George Elkins, a California commercial mortgage banking operation.  In December 2006, the Company reached an agreement to sell George Elkins to a third party and the sale closed in February 2007.  The Company received $2.9 million for its portion of the proceeds and recorded a gain on sale of $2.5 million.  As such, results from operations of George Elkins for the year ended December 31, 2007 have been classified as discontinued operations.  Prior to disposal, George Elkins was a reportable segment of the Company’s operations.

	Year ended December 31,
	2008	2007
	(dollars in thousands)

Loan brokerage fees	$-	$1,673
Loan servicing fees	-	135
Total revenue	-	1,808

Depreciation and amortization	-	(4)
Other general & administrative costs	-	(1,711)
Interest income	-	1
Other non-operating income	-	15
Gain on sale of assets	-	2,492
Minority interest in earnings	-	(37)
Segment income	$-	$2,564

Capital expenditures	$-	$-
Segment assets	-	-
Minority interests	-	-

Index

In June 2008, the Company exercised its rights under a loan security agreement on loans to a consolidated subsidiary, Centrisoft Corporation (“Centrisoft”).  Pursuant to the security agreement, the collateral assets of Centrisoft were transferred to the Company in satisfaction of the loans.  Centrisoft has since ceased operations.  As of June 30, 2008, the Company no longer included Centrisoft as a consolidated subsidiary.  As of December 31, 2008, the carrying value of the assets acquired from Centrisoft was zero.

	Year ended December 31,
	2008	2007

Software sales	$128	$249
Engineering and development	(158)	(444)
Depreciation and amortization	(182)	(445)
Other general & administrative costs	(215)	(593)
Interest expense	(491)	(1,141)
Other non-operating expense	(571)	(1,000)
Segment loss	$(1,489)	$(3,374)

Capital expenditures	$-	$-
Segment assets	-	2,171

NOTE 25 – SUBSEQUENT EVENTS

Restaurant openings and Closures
Subsequent to December 31, 2008, Fatburger has opened eleven additional franchise locations and closed three corporate and four franchise locations.

Bankruptcy Proceedings

On April 6, 2009, certain controlled subsidiaries of Fog Cutter Capital Group Inc. filed voluntary petitions for relief under chapter 11 of the United States Bankruptcy Code (the "Chapter 11 Cases") in the United States Bankruptcy Court for the Central District of California – San Fernando Valley Division (the "Bankruptcy Court"). The entities involved and the case numbers assigned to the subsidiaries (collectively, the "Debtors") are as follows:

Fatburger Restaurants of California, Inc., Case No. 1:09-bk-13964-GM

Fatburger Restaurants of Nevada, Inc., Case No.1:09-bk-13965-GM

The Chapter 11 Cases are being jointly administered.  Since the Chapter 11 bankruptcy filing date, the Debtors have been operating their bankruptcy estates as "debtors in possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

Index

On or about November 3, 2009, the Debtors filed a joint plan of reorganization and related disclosure statement.  The Bankruptcy Court is currently considering the Debtors’ plan of reorganization.

Borrowings

On June 26, 2009, certain Fatburger entities entered into two loan agreements in the total amount of $1.5 million.

Fatburger Restaurants of California, Inc, and Fatburger Restaurants of Nevada, Inc, as Debtors in Possession, borrowed $1.1 million (the “DIP Loan”) under authorization of the Bankruptcy Court.  The loan matures June 26, 2010 and bears interest at 15%.  The DIP loan is secured by the assets of the Debtors and is further guaranteed and secured by the Company and other non-Debtor Fatburger entities.

In addition, Fatburger Corporation and Fatburger North America, Inc. borrowed $0.4 million (the “Non-DIP Loan”) from the same lender.  The Non-DIP loan matures June 26, 2010 and bears interest at 15%.  The Non-DIP loan is secured by the assets of  Fatburger Corporation and Fatburger North America, Inc and is further guaranteed and secured by the Company.

Purchase of Land

On December 24, 2009, the Company acquired all of the membership interests in Highland Road Properties LLC (“HRP”) from an entity controlled by Mr. and Mrs. Wiederhorn.  HRP is a special purpose entity that owns approximately 6 acres of residential land in Portland Oregon.  Mr. and Mrs. Wiederhorn had previously allowed the land to be part of a pool of collateral securing indebtedness of the Company and it was necessary for the Company  to have direct ownership of HRP in order to protect the remaining collateral.   The Company paid $750,000 for the HRP interests.  The Board of Directors approved the purchase and determined that the transaction was in the best interests of the Company and its shareholders.  On February 17, 2010, the Company caused HRP to transfer the land to certain lenders for a partial reduction in debt of $350,000.

Guarantee of Debt

Certain of the Company’s lenders have, from time to time, required that Mr. Wiederhorn personally gurantee the Company’s debt obligations. As of March 15, 2010, Mr. Wiederhorn had personally guaranteed approximately $8.9 million in debt of the Company and its subsidiaries. On March 23, 2010, the Company granted Mr. Wiederhorn a security interest in the assets of Fog Cutter Capital Group Inc. to secure his performance in the events he is required to perform under the gurantees.

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fog Cutter Capital Group Inc.

By: /s/ Andrew A. Wiederhorn
Andrew A. Wiederhorn
Chief Executive Officer

The undersigned directors and officers of Fog Cutter Capital Group Inc. do hereby constitute and appoint Andrew A. Wiederhorn and R. Scott Stevenson, and each of them, with full power of substitution and resubstitution, as their true and lawful attorneys and agents, to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorney and agent, may deem necessary or advisable to enable said corporation to comply with the Securities Exchange Act of 1934, as amended and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-K, including specifically but without limitation, power and authority to sign for us or any of us in our names in the capacities indicated below, any and all amendments (including post-effective amendments) hereto, and we do hereby ratify and confirm all that said attorneys and agents, or either of them, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ Andrew A. Wiederhorn
Andrew A. Wiederhorn
Chief Executive Officer and Director (Principal Executive Officer)

/s/ Donald Berchtold
Donald Berchtold
Senior Vice President of Administration and Director

/s/ R. Scott Stevenson
R. Scott Stevenson
Senior Vice President and Co-Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Don H. Coleman
Don H. Coleman
Director

/s/ K. Kenneth Kotler
K. Kenneth Kotler
Director

/s/ Kenneth J. Anderson
Kenneth J. Anderson
Director

Index

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

4.3*
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

Index

4.8*
Long Term Vesting Trust Agreement among the Registrant and Lawrence Mendelsohn, Andrew Wiederhorn and David Egelhoff, dated October 1, 2000, incorporated by reference to Exhibit 4.4 to the Form 10-K for the year ended December 31, 2002, as previously filed with the SEC on March 3, 2003.

4.9*
Amendment Number 1 to the Long Term Vesting Trust Agreement, dated as of September 19, 2002, by and between the Registrant and Andrew Wiederhorn, Don Coleman, and David Dale-Johnson, as previously filed with the SEC on March 30, 2005.

4.10*
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

10.5*
Amended and restated Employment Agreement between the Registrant and Andrew A. Wiederhorn, incorporated by reference to Exhibit 10.3 to the Form 8-K dated August 13, 2003, as previously filed with the SEC on August 13, 2003.

10.6*
Amended and restated Employment Agreement, effective as of December 1, 2003, between the Registrant and Robert G. Rosen, incorporated by reference to Exhibit 99.1 to the Form 8-K as previously filed with the SEC on February 11, 2004.

10.7*
Employment Agreement between the Registrant and R. Scott Stevenson dated as of June 30, 2003, incorporated by reference to Exhibit 10.5 to the Form 8-K dated August 13, 2003, as previously filed with the SEC on August 13, 2003.

11.1	Computation of Loss Per Common Share.

21.1	List of Subsidiaries of Registrant.

23.1	Consent of independent registered public accounting firm.

31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1
Letter, dated October 28, 1998, from Steven Kapiloff to Andrew Wiederhorn, incorporated by reference to Schedule 99.2 to the Form 10-Q for the period ended September 30, 1998, as previously filed with the SEC on November 23, 1998.

99.2	Letter dated November 12, 1999 from Arthur Andersen LLP, incorporated by reference to Exhibit 99.1 to the Form 8-K dated November 12, 1999, as previously filed with the SEC on November 15, 1999.

Index

99.3	Jordan D. Schnitzer Resignation Letter dated March 5, 2002, incorporated by reference to Exhibit 1.1 to the Form 8-K dated March 5, 2002, as previously filed with the SEC on March 7, 2002.

99.4	Lawrence A. Mendelsohn Resignation Letter dated August 30, 2002, incorporated by reference to Exhibit 1.1 to the Form 8-K dated August 30, 2002, as previously filed with the SEC on September 3, 2002.

99.5	Robert G. Rosen Resignation Letter dated March 26, 2004, incorporated by reference to exhibit 99.1 of the Form 8-K dated March 26, 2004, as previously filed with the SEC on March 30, 2004.

*	Indicates management contract or compensatory plan or arrangement.