Form 10-Q
period 2009-03-31
FOG CUTTER CAPITAL GROUP INC
filed 2010-03-30
CIK 1048566

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-23911

Fog Cutter Capital Group Inc.
(Exact name of registrant as specified in its charter)

Maryland	52-2081138
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
Yes ☐  No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐  No ☐

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
Yes ☐  No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 15, 2010
Common Stock, par value $0.0001 per share	7,954,928 shares

FOG CUTTER CAPITAL GROUP INC.

FORM 10-Q

I N D E X

Available information

          Our website is www.fogcutter.com. We make our annual report on Form 10-K, as well as other reports filed with the Securities and Exchange Commission, available through our website as soon as reasonably practicable after they are filed. A copy of these reports may also be obtained by writing to us at 301Arizona Avenue, Suite 200, Santa Monica, CA 90401, Attn: Investor Reporting.

Index
PART I — FINANCIAL INFORMATION

ITEM 1.  INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

FOG CUTTER CAPITAL GROUP INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
 (dollars in thousands, except share data)

	March 31, 2009 (unaudited)	December 31, 2008
Assets
Current Assets:
Cash and cash equivalents	$515	$390
Accounts receivable	1,922	2,712
Notes receivable, current portion	18	18
Inventories	2,886	2,964
Other current assets	157	294
Total current assets	5,498	6,378

Notes receivable	24	34
Property, plant and equipment, net	7,763	8,253
Intangible assets, net	4,021	4,068
Goodwill	8,028	8,028
Other assets	927	812
Total assets	$26,261	$27,573

Liabilities and Stockholders’ Equity (Deficiency)
Liabilities:
Accounts payable and accrued liabilities	$18,019	$17,486
Borrowings and notes payable, current portion	14,144	14,330
Obligations under capital leases, current portion	1,819	1,927
Total current liabilities	33,982	33,743

Deferred income	3,227	2,572
Total liabilities	37,209	36,315

Commitments and contingencies
Minority interests in consolidated subsidiaries	289	365

Stockholders’ Equity (Deficiency):
Preferred stock, $.0001 par value; 25,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $.0001 par value; 200,000,000 shares authorized; 11,757,073 shares issued as of March 31, 2009 and December 31, 2008; 7,954,928 shares outstanding as of March 31, 2009 and December 31, 2008	172,243	172,102
Accumulated deficit	(171,469)	(169,198)
Treasury stock, 3,802,145 common shares as of March 31, 2009 and December 31, 2008, at cost	(12,011)	(12,011)
Total stockholders’ equity (deficiency)	(11,237)	(9,107)
Total liabilities and stockholders’ equity	$26,261	$27,573

The accompanying notes are an integral part of these consolidated financial statements.

Index
FOG CUTTER CAPITAL GROUP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(dollars in thousands, except share data)

	Quarter Ended
	March 31,
	2009	2008
Revenue:
Restaurant and manufacturing sales	$8,797	$10,166
Restaurant franchise and royalty fees	581	645
Total revenue	9,378	10,811

Operating costs and expenses:
Restaurant and manufacturing cost of sales	5,132	6,014
Engineering and development	293	281
Depreciation and amortization	427	479
Total operating costs and expenses	5,852	6,774

General and administrative expenses:
Compensation and employee benefits	1,804	4,053
Professional fees	288	860
Other	3,184	3,838
Total general and administrative expenses	5,276	8,751

Non-operating income (expense):
Interest income	12	37
Interest expense	(676)	(440)
Other income, net	84	447
Total non-operating income (expense)	(580)	44

Loss before provision for income taxes, minority interests, and equity in income of equity investees	(2,330)	(4,670)

Minority interest in earnings	75	83
Equity in income of equity investees	-	200
Income tax (expense) benefit	(3)	52
Loss from continuing operations	(2,258)	(4,335)

Income (loss) from discontinued operations (including gain on sale of $4,217 in 2008)	(13)	3,898

Net loss	$(2,271)	$(437)

Basic loss per share from continuing operations	$(0.28)	$(0.54)
Basic earnings (loss) per share from discontinued operations	$(0.01)	$0.49
Basic loss per share	$(0.29)	$(0.05)
Basic weighted average shares outstanding	7,954,928	7,954,928

Dividends declared per share	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Index
FOG CUTTER CAPITAL GROUP INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
(Unaudited)
(dollars in thousands, except share data)

	Common Stock		Treasury Stock		Accumulated
	Shares (1)	Amount	Shares	Amount	Deficit	Total
Balance at January 1, 2009	7,954,928	$172,102	3,802,145	$(12,011)	$(169,198)	$(9,107)
Comprehensive income (loss):
Net loss	-	-	-	-	(2,271)	(2,271)
Stock options expensed in net loss	-	141	-	-	-	141
Balance at March 31, 2009	7,954,928	$172,243	3,802,145	$(12,011)	$(171,469)	$(11,237)

(1)     Issued and outstanding

The accompanying notes are an integral part of these consolidated financial statements.

Index
FOG CUTTER CAPITAL GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(dollars in thousands)

	Quarter Ended
	March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(2,271)	$(437)
Loss (income) from discontinued operations	13	(3,898)
Loss from continuing operations	(2,258)	(4,335)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Equity in income of equity investees	-	(200)
Depreciation and amortization	525	607
Foreign currency gain	-	(580)
Share based compensation	141	330
Market value impairment reserve	-	153
Other	62	(48)
Change in:
Other assets	944	(138)
Deferred income	655	(15)
Accounts payable and accrued liabilities	533	27
Net cash provided (used) by operating activities	602	(4,199)

Cash flows from investing activities:
Principal repayments on notes receivable, including loans to senior executives	10	1,149
Investments in property, plant, and equipment	(42)	(396)
Net cash provided by (used in) investing activities	(32)	753

Cash flows from financing activities:
Proceeds from borrowings	-	500
Repayments on borrowings	(323)	(4,653)
Repayments under capital leases	(109)	(13)
Investments by minority interests, net	-	350
Net cash used in financing activities	(432)	(3,816)
Net change in cash and cash equivalents from continuing operations	138	(7,262)

Net change in cash and cash equivalents from discontinued operations:
Net cash used in operating activities	(13)	(715)
Net cash provided by investing activities	-	7,879
Net cash used in financing activities	-	(79)
Net change in cash and cash equivalents	125	(177)
Cash and cash equivalents at beginning of period	390	1,131
Cash and cash equivalents at end of period	$515	$954

Supplemental disclosures of cash flow information:
Cash paid for interest	$218	$903

The accompanying notes are an integral part of these consolidated financial statements.

Index

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1 – BASIS OF PRESENTATION AND ACCOUNTING POLICIES

The accompanying interim consolidated financial statements of Fog Cutter Capital Group Inc. and Subsidiaries (“FCCG” or the “Company”) are unaudited and have been prepared in conformity with the requirements of Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), particularly Rule 10-01 thereof, which governs the presentation of interim financial statements.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  The accompanying interim consolidated financial statements should be read in conjunction with the Company’s Annual Report as of and for the year ended December 31, 2008 on Form 10-K (“2008 Form 10-K”) as previously filed with the SEC on March 30, 2010.  Except as described below, there have been no changes to the Company’s significant accounting policies as described in Notes 2 and 3 to the consolidated financial statements in its 2008 Form 10-K.

In the Company’s opinion, all adjustments, comprised of normal recurring accruals necessary for the fair presentation of the interim financial statements, have been included in the accompanying consolidated financial statements.  Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The Company’s operations and activities have become more focused on restaurant activities, and less focused on finance and real estate.  As a result, certain reclassifications of the balances and modifications to the presentation of the financial statements have been made.  None of these changes in presentation affected previously reported results of operations.

At March 31, 2009, certain Company officers and directors controlled, directly or indirectly, a significant voting majority of the Company’s outstanding shares.

NOTE 2 – SIGNIFICANT TRANSACTIONS

The following significant event affected our operations for the three months ended March 31, 2009:

Restaurant openings and closures
During the three months ended March 31, 2009, Fatburger Holdings Inc. (“Fatburger”), the Company’s restaurant operations subsidiary, opened one additional franchise location and one location was closed.  In addition, the net assets were acquired from one franchise location and the location was converted from franchise-owned to a company-owned restaurant.

 NOTE 3 – COMMITMENTS, CONTINGENCIES & OFF-BALANCE SHEET RISK

Warlick complaints

On October 16, 2006, Fatburger Holdings, Inc., Fatburger Corporation and Fatburger North America, Inc. filed suit against Keith A. Warlick (“Warlick”) the former Chief Executive Officer of Fatburger Holdings, Inc. and Fatburger Corporation. Warlick’s employment with Fatburger was terminated on September 21, 2006 by resolution of the board of directors of Fatburger Holdings, Inc. The Fatburger companies initiated the lawsuit to recover damages from Warlick arising from wrongful acts and conduct during and after his employment, and are asserting claims for:  breach of contract, breach of duty of loyalty, breach of fiduciary duty, conversion – embezzlement; fraud/commencement; intentional interference with contractual relations, and equitable indemnity.  Warlick filed an answer to the lawsuit denying the allegations and included a cross-complaint against Fatburger Holdings, Inc., Fatburger Corporation, Fatburger North America, Inc., Fog Cutter Capital Group, Inc., and Andrew Wiederhorn (“Cross-Defendants”), for breach of contract, employment discrimination based on race and retaliation, wrongful termination and defamation – slander without any specification of damages.  On a motion filed by the Cross-Defendants, the Court dismissed Warlick’s cross-claim for employment discrimination based on race and retaliation.  In October 2009, the parties reached an agreement in principal to settle all claims alleged in this lawsuit and the settlement was completed on March 5, 2010.  The settlement did not have a material effect on the consolidated statements of financial condition or the consolidated statement of operations of the Company.

On February 6, 2007, Warlick, his wife, and a limited liability company controlled by Warlick, each of whom is a minority shareholder of Fatburger Holdings, Inc., filed a complaint against various Fatburger entities, the Company, Andrew Wiederhorn, and members of the Fatburger board of directors. The complaint alleges fraud, negligent misrepresentation against Wiederhorn and the Company, and breach of contract and breach of fiduciary duty against all the defendants, related to business transactions which the plaintiff’s allege were not in the best interests of Fatburger Holdings, Inc., or the plaintiff minority shareholders. The defendants disputed the allegations of the lawsuit and vigorously defended against the claims.  In October 2009, the parties reached an agreement in principal to settle all claims alleged in this lawsuit and the settlement was completed on March 5, 2010.  The settlement did not have a material effect on the consolidated statements of financial condition or the consolidated statement of operations of the Company.

Index

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

Fatburger Debt Covenant
As of March 31, 2009, Fatburger had not made all of the required payments on indebtedness with an outstanding principal balance of $3.9 million.  As a result, the lender has declared the indebtedness in default and has accelerated the maturity date of the entire balance.  If the Company is unsuccessful in renegotiating the debt with the lender and obtaining waivers of the default, the resulting consequences could have a material adverse impact on our business, prospects, financial condition, or results of operation.  In addition to the payment default, at December 31, 2008, Fatburger was not in compliance with all obligations under the agreements evidencing its indebtedness, as defined in the applicable agreements, due to its failure to meet the prescribed fixed charge coverage ratio and the prescribed debt-coverage ratio in three notes payable.  The Company is in discussions with the lender to restructure the debt.

Dividends
The Company does not have a fixed dividend policy, and may declare and pay new dividends on common stock, subject to financial condition, results of operations, capital requirements and other factors deemed relevant by the Board of Directors.  One factor the Board of Directors may consider is the impact of dividends on the Company’s liquidity.  No dividends were declared in the quarter ended March 31, 2009.

Fatburger operations
The Company is pursuing a growth strategy at Fatburger through developing additional franchisee and Company-owned restaurants.  Fatburger development involves substantial risks that the Company intends to manage; however, it cannot be assured that present or future development will perform in accordance with the Company’s expectations or that any restaurants will generate the Company’s expected returns on investment.  The Company’s inability to expand Fatburger in accordance with planned expansion or to manage that growth could have a material adverse effect on the Company’s operations and financial condition.  In addition, if Fatburger or its franchisees are unsuccessful in obtaining capital sufficient to fund this expansion, the timing of restaurant openings may be delayed and Fatburger’s results may be harmed.

Other

The Company has various operating leases for office, manufacturing and retail space which expire through 2017.  The leases provide for varying minimum annual rental payments including rent increases and free rent periods.  The Company has future minimum rental payments under non-cancelable operating leases with initial or remaining terms of one year or more of approximately $20.9 million as of March 31, 2009.

There were no other off balance sheet arrangements in effect during the three months ended March 31, 2009.

NOTE 4 – STOCK OPTIONS AND RIGHTS

The Company has a stock option plan (the “Option Plan”) which provides for options to purchase shares of the Company’s common stock.  The maximum number of shares of common stock that may be issued pursuant to options granted under the Option Plan is 3,500,000.  Newly elected independent directors automatically receive 5,000 options on the day they join the Board of Directors.  Additionally, each independent director receives, on the last day of each quarter, an automatic non-statutory option grant to purchase 1,500 shares of common stock at 110% of the fair market value on that day.  Automatic grants vest one third on each of the first three anniversaries of the grant date and expire on the tenth anniversary of the grant date.  The Company granted a total of 4,500 options to its independent directors in the three months ending March 31, 2009.

Index

There were no options granted with exercise prices below the market value of the stock at the grant date.  Fair values for 2009 were estimated using the Black-Scholes option-pricing model with the following weighted average assumptions used: 0% dividend yield, expected volatility of 103%, risk-free interest rate of 4.7% and expected lives of ten years.

A summary of our stock options activity for the three months ended March 31, 2009 is presented below:

	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2009	2,980,833	$1.51
Granted	4,500	$0.12
Exercised	-	$-
Cancelled/forfeited	-	$-
Outstanding at March 31, 2009	2,985,333	$1.51

A summary of our stock options outstanding as of March 31, 2009 is presented below:

Range of Exercise Prices	Shares	Weighted Average Remaining Life	Weighted Average Exercise Price
$0.01 – 2.00	2,484,500	7.7	$1.32
$2.01 – 4.00	500,833	8.3	$2.47
Total	2,985,333	7.8	$1.51

NOTE 5 – INVENTORIES

Inventories relate primarily to the Company’s DAC subsidiary and consist of the following:

	March 31, 2009	December 31, 2008
	(dollars in thousands)

Raw materials	$1,499	$2,097
Work in progress	637	366
Finished goods	750	501
Total inventories	$2,886	$2,964

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following:

	March 31, 2009	December 31, 2008
	(dollars in thousands)
Accounts payable	$8,005	$8,439
Sales deposits	1,173	1,228
Accrued wages, bonus and commissions	862	693
Other	7,979	7,126
Total accounts payable and accrued liabilities	$18,019	$17,486

At March 31, 2009, other accrued liabilities include the accrual of management fees ($1.7 million) and option commitment fee ($0.3 million), both associated with the 2008 sale of the Company’s former subsidiary, Fog Cap Retail Investors LLC (“FCRI”).  Other accrued liabilities also include $2.0 million in accrued professional fees.

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

Index

Restaurant operations
As of March 31, 2009, the Company owned approximately 82% of the voting control of Fatburger, which operates or franchises 91 hamburger restaurants located primarily in California and Nevada, as well as 12 other states, Canada, Dubai and China.  As of March 31, 2009, Franchisees owned and operated 55 of the Fatburger locations.  One new franchise restaurant was opened and one franchise location was closed during the three months ended March 31, 2009.  Also during that period, Fatburger acquired the net assets of one franchise location and converted this location to a company-owned location.

	Three months ended March 31,
	2009	2008
	(dollars in thousands)

Company-owned restaurant sales	$7,154	$7,933
Royalty revenue	528	541
Franchise fee revenue	54	104
Total revenue	7,736	8,578

Cost of sales	(4,058)	(4,687)
Depreciation and amortization	(441)	(536)
Other general & administrative costs	(3,406)	(3,992)
Interest expense	(210)	(196)
Management allocation	(526)	(526)
Minority interest in losses	75	83
Segment loss	$(830)	$(1,276)

Capital expenditures	$84	$145
Segment assets	$18,582	$21,856
Minority interests	$289	$567

Manufacturing operations
The Company conducts manufacturing activities through its wholly-owned subsidiary, DAC International.  DAC is a supplier of computer controlled lathes and milling machinery for the production of eyeglass, contact, and intraocular lenses.

	Three months ended March 31,
	2009	2008
	(dollars in thousands)

Manufacturing sales	$1,643	$2,233
Cost of sales	(1,073)	(1,327)
Engineering and development	(293)	(281)
Depreciation and amortization	(37)	(23)
Other general & administrative costs	(707)	(786)
Interest expense	(10)	(8)
Other non-operating income	4	18
Segment loss	$(473)	$(174)

Capital expenditures	$2	$193
Segment assets	$5,922	$5,754

Real estate and financing operations
At March 31, 2009, the Company owned a note receivable with a carrying value of $42,000 which was secured by real estate.  At March 31, 2008, the Company owned two apartment buildings located in Barcelona, Spain through Variable Interest Entities.  At March 31, 2008, the Company also owned notes receivable with a carrying value of $0.6 million and which were primarily secured by real estate.

Index

	Three months ended March 31,
	2009	2008
	(dollars in thousands)

Rental income	$-	$-
Operating expenses	-	-
Depreciation and amortization	-	-
Other general & administrative costs	-	(1)
Interest income	2	32
Interest expense	-	(527)
Other non-operating income	-	587
Market value impairment reserves	-	(153)
Equity in loss of equity investees	-	200
Segment income	$2	$138

Capital expenditures	$-	$-
Segment assets	$42	$12,034
Investment in equity investees	$-	$200
Minority interests	$-	$434

Other non-operating income for the three months ended March 31, 2008 is primarily composed of foreign currency gains of $0.6 million.

Reconciliation to total net loss

	Three months ended March 31,
	2009	2008
	(dollars in thousands)

Segment loss from operations	$(1,301)	$(1,312)
Corporate expenses	(1,502)	(3,892)
Elimination of intercompany charges	548	817
Income tax (expense) benefit	(3)	52
Income (loss) from discontinued operations	(13)	3,898
Net loss	$(2,271)	$(437)

NOTE 8 – DISCONTINUED OPERATIONS

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

	Three months ended March 31,
	2009	2008
	(dollars in thousands)
Operating revenue	$-	$610
Operating expenses	-	(240)
Depreciation and amortization	-	(39)
Operating margin	-	331

General and administrative expenses	-	(7)
Interest expense	-	(157)
Other non-operating income (expense)	(13)	8
Gain on sale of discontinued real estate operations	-	4,217
Income (loss) from discontinued real estate operations	$(13)	$4,392

In June 2008, the Company exercised its rights under a loan security agreement on loans to a consolidated subsidiary, Centrisoft Corporation.  Pursuant to the security agreement, the collateral assets of Centrisoft were transferred to the Company in satisfaction of the loans.  Centrisoft has since ceased operations.  As of June 30, 2008, the Company no longer included Centrisoft as a consolidated subsidiary and as of December 31, 2008, the carrying value of the assets acquired from Centrisoft was zero.  The following represents the results of operations during the time of the Company’s ownership or operation of the Centrisoft assets:

Index

	Three months ended March 31,
	2009	2008
	(dollars in thousands)

Software sales	$-	$102
Engineering and development	-	(80)
Depreciation and amortization	-	(109)
Other general & administrative costs	-	(114)
Interest expense	-	(293)
Loss from discontinued software operations	$-	$(494)

NOTE 9 – SUBSEQUENT EVENTS

Restaurant openings and closures
Subsequent to March 31, 2009, Fatburger has opened thirteen additional franchise locations and has closed six Company-owned and operated locations and three franchise locations.

Bankruptcy Proceedings

On April 6, 2009, certain controlled subsidiaries of Fog Cutter Capital Group Inc. filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (the “Chapter 11 Cases”) in the United States Bankruptcy Court for the Central District of California – San Fernando Valley Division (the “Bankruptcy Court”). The entities involved and the case numbers assigned to the subsidiaries (collectively, the “Debtors”) are as follows:

Fatburger Restaurants of California, Inc., Case No. 1:09-bk-13964-GM

Fatburger Restaurants of Nevada, Inc., Case No.1:09-bk-13965-GM

The Chapter 11 Cases are being jointly administered.  Since the Chapter 11 bankruptcy filing date, the Debtors have been operating their bankruptcy estates as “debtors in possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

On or about November 3, 2009, the Debtors filed a joint plan of reorganization and related disclosure statement.  The bankruptcy court is considering the plan of reorganization and disclosure statement.

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

Index

Purchase of Land

On December 24, 2009, the Company acquired all of the membership interests in Highland Road Properties LLC (“HRP”) from an entity controlled by Mr. and Mrs. Wiederhorn.  HRP is a special purpose entity that owns approximately 6 acres of residential land in Portland Oregon. Mr. and Mrs. Wiederhorn had previously allowed the land to be part of a pool of collateral securing indebtedness of the Company and it became necessary for the Company to have direct ownership of HRP in order to protect the remaining collateral. The Company paid $750,000 for the HRP interests.  The Highland Road land is being used by the Company as collateral for certain borrowings of the Company.  The Board of Directors approved the purchase of HRP and determined that the transaction was in the best interests of the Company and its shareholders.  On February 17, 2010, the Company caused HRP to transfer the land to certain lenders for a partial reduction in debt of $350,000.

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

Index

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained herein and certain statements contained in future filings by the Company with the SEC may not be based on historical facts and are “Forward-Looking Statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Forward-Looking Statements are based on various assumptions and events (some of which are beyond the Company’s control) and may be identified by reference to a future period or periods, or by the use of forward-looking terminology, such as “may,” “will,” “believe,” “expect,” “anticipate,” “continue,” or similar terms or variations on those terms, or the negative of those terms.  Actual results could differ materially from those set forth in Forward-Looking Statements due to a variety of factors, including, but not limited to the Risk Factors identified herein and the following:

●  economic factors, particularly in the market areas in which the Company operates;
●  the financial and securities markets and the availability of and costs associated with sources of liquidity;
●  competitive products and pricing;
●  the ability to sell assets to maintain liquidity;
●  fiscal and monetary policies of the U.S. Government;
●  changes in prevailing interest rates;
●  changes in currency exchange rates;
●  acquisitions and the integration of acquired businesses;
●  performance of retail/consumer markets, including consumer preferences and concerns about diet;
●  effective expansion of the Company’s restaurants in new and existing markets;
●  profitability and success of franchisee restaurants;
●  availability of quality real estate locations for restaurant expansion;
●  credit risk management; and
●  asset/liability management

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

Executive Overview

Business overview

Fog Cutter Capital Group Inc. is primarily engaged in the operations of its Fatburger Holdings, Inc. (“Fatburger”) restaurant business.  We acquired the controlling interest in Fatburger in August 2003 and currently own 82% voting control.  Fatburger, “The Last Great Hamburger Stand”®, opened its first restaurant in Los Angeles in 1952.  As of March 31, 2009, there were 91 Fatburger restaurants located in 14 states and in Canada, United Arab Emirates and China.  The restaurants specialize in fresh, made to order hamburgers and other specialty sandwiches.  French fries, homemade onion rings, hand-scooped ice cream shakes and soft drinks round out the menu.

We plan to open additional Fatburger restaurants throughout the United States and internationally, including Canada, China, Kuwait, Saudi Arabia, Indonesia and the United Arab Emirates.  We intend to continue to open company-owned restaurants in strategic markets and increase the number of franchised locations in the U.S. and internationally.  Franchisees currently own and operate 55 of the Fatburger locations and we have agreements for approximately 100 new franchise locations.  Many factors affect our ability to open new franchise locations and we expect that it will take several years for our current franchisees to open all of their restaurant locations.  As is typical for our industry, the identification of qualified franchisees and quality locations has an impact on the rate of growth in the number of our restaurants.

In addition to our restaurant operation, we also conduct manufacturing activities and make real estate and other real estate-related investments through various controlled subsidiaries.

Index

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

Significant events

The following significant events affected our operations for the three months ended March 31, 2009:

●
Restaurant openings and closure – During the three months ended March 31, 2009, Fatburger opened one additional franchise location and one franchise location was closed.  In addition, the net assets were acquired for one franchise location and this location was converted to a company-owned restaurant.

Results of operations

We have incurred net losses from continuing operations as follows:

	Three months ended March 31,
	2009	2008
	(dollars in thousands, except per share data)
Net loss	$(2,258)	$(4,335)
Net loss per share	$(0.28)	$(0.54)

Our net loss from continuing operations was $2.3 million (or $0.28 per share) for the three months ended March 31, 2009, compared to a net loss of $4.3 million (or $0.54 per share) for the same period in the prior year.  The loss is primarily due to operating expenses associated with our management infrastructure.  We have put in place a management structure which we believe will enable us to significantly expand our operations, notably our Fatburger subsidiary.  However, until the growth is realized, the cost of our management structure will be borne by our existing operations and we will likely continue to incur losses.

The following sections describe the results of operations of our operating segments for the three months ended March 31, 2009 and 2008.

Restaurant segment operations

The following table sets forth our operating margin for company-owned restaurants for the three months ended March 31, 2009 and 2008:

	Three months ended March 31,
	2009	2008
	(% to Company-owned restaurant sales)
Restaurant sales:
Company-owned restaurant sales	100.0%	100.0%
Cost of sales – food, paper, merchandise	(25.1%)	(25.3%)
Cost of sales – wages and benefits	(31.6%)	(33.8%)
Restaurant depreciation and amortization	(9.8%)	(6.0%)
Operating margin (restaurant sales only)	33.5%	34.9%

Index

The following table sets forth our total operating results from the restaurant segment for the three months ended March 31, 2009 and 2008:

	Three months ended March 31,
	2009	2008
	(% to total revenue)
Total restaurant operations:
Company-owned restaurant sales	92.5%	92.5%
Royalty revenue	6.8%	6.3%
Franchise fee revenue	0.7%	1.2%
Total revenue	100.0%	100.0%

Cost of sales	(57.7%)	(60.2%)
General & administrative costs	(44.5%)	(47.2%)
Interest expense	(2.7%)	(2.3%)
Management allocation	(6.8%)	(6.2%)
Minority interest in losses	1.0%	1.0%
Segment loss	(10.7%)	(14.9%)

For the three months ended March 31, 2009, company-owned restaurant sales decreased 9.8% to $7.2 million from $7.9 million for the same period in 2008.  This decrease was primarily the result of the closure of eight company-owned restaurants in the last half of 2008.  Same store sales for company-owned restaurants open during all of 2008 decreased 8.4% for the first three months of 2009 compared to the same period in 2008.  The operating margin as a percentage of sales for company-owned locations increased to 37.7% in 2009 from 34.9% in 2008 primarily due to decrease in labor costs as a percentage of company-owned restaurant sales.

Royalty revenue remained stable at $0.5 million for the first three months of 2009 compared to the same period in 2008.  We added one franchise location and closed one franchise location during the three months ended March 31, 2009.  In addition, one franchise location was converted from a franchise to a company-owned restaurant.  The royalties from new franchise locations added since March 31, 2008 were offset by a decrease of 9.4% in same store sales for franchise restaurants for the first three months of 2009 compared to the same period in 2008.

System-wide same store sales decreased 8.9% for stores open during all of 2008 during the first three months of 2009 compared to the same period in 2008.  Our loss from restaurant operations was 10.7% of total revenue for the three months ended March 31, 2009 compared to 14.9% for the same period in 2008.  The improvement is due to increased operating efficiencies associated with the closure of poorly performing locations during the second half of 2008.

We plan to open additional Fatburger restaurants throughout the United States and internationally, including Canada, China, Kuwait, Saudi Arabia, Indonesia and the United Arab Emirates.  We intend to continue to open company-owned restaurants in strategic markets and increase the number of franchised locations in the U.S. and internationally.  Fatburger has had a net increase of 42 restaurant locations since our acquisition in 2003.  As is typical for our industry, the identification of qualified franchisees and quality locations has an impact on the rate of growth in the number of our restaurants.

Manufacturing segment operations

The following table shows our operating margin and operating results for our manufacturing segment operations for the three months ended March 31, 2009 and 2008:

	Three months ended March 31,
	2009	2008
	(% to total revenue)
Manufacturing sales	100.0%	100.0%
Manufacturing cost of sales	(65.3%)	(59.4%)
Engineering and development	(19.4%)	(12.6%)
Operating margin	15.3%	28.0%

Compensation expense	(27.3%)	(25.1%)
Depreciation expense	(0.7%)	(1.0%)
Other operating expense	(16.1%)	(9.7%)
Segment income (loss)	(28.8%)	(7.8%)

Total revenue for this segment was $1.6 million for the three months ended March 31, 2009, compared to $2.2 million for the same period in 2008.  Net loss for this segment was $0.5 million for the first three months of 2009, compared to $0.2 for the same period in 2008.

Index

Real estate and financing segment operations

The following table sets forth our operating results for the real estate and financing segment operations for the three months ended March 31, 2009 and 2008:

	Three months ended March 31,
	2009	2008
	(dollars in thousands)

Real estate operations:
Operating revenue	$-	$-
Operating expenses	-	-
Depreciation and amortization	-	-
Operating margin	-	-

General and administrative expenses	-	-
Interest expense	-	(136)
Other operating income	2
Market value impairment reserve	-	(153)
Loss from real estate operations	$2	$(289)

Interest income – Our interest income for the first quarter of both 2009 and 2008 was less than $0.1 million.

Foreign exchange gains – Changes in foreign currency exchange rates resulted in a net gain of approximately $0.6 million in this segment for the three months ended March 31, 2008.  There were no comparable gains in 2009.  At March 31, 2008, approximately 20% of our total assets and 4% of our total liabilities were denominated in the euro.  Those assets and the associated liabilities were disposed of during 2008.

Other non-operating income – In the three months ended March 31, 2008, we had equity in income of equity investee of $0.2 million.  There was no comparable income from equity investees in 2009.

Corporate expenses

The following table sets forth our corporate operating expenses for the three months ended March 31, 2009 and 2008:

	Three months ended March 31,
	2009	2008
	(dollars in thousands)
Compensation and employee benefits	$746	$2,730
Professional fees	11	448
Travel and entertainment	90	350
Insurance	78	96
Directors fees	79	94
Occupancy costs	37	38
Other expenses	462	136
Total operating expenses	$1,503	$3,892

For the three months ended March 31, 2009, we incurred corporate operating expenses of $1.5 million, compared to $3.9 million for the same period in 2008.  This change is primarily due to a decrease in compensation expenses relating to senior executives.  Corporate expenses for the first quarter of 2009 also include $0.1 million for share based payments accounted for under FAS 123R, compared to $0.3 million for the same period in 2007.

Management allocation and other intercompany charges

In 2006, as we focused our efforts on the Fatburger segment we began allocating a portion of our corporate expenses to our restaurant segment to more accurately reflect the operating results of that segment.  This allocation was $0.5 million for the three months ended March 31, 2009 and 2008.  This allocation is eliminated upon consolidation on the Consolidated Statements of Operations.  Other intercompany charges, including intercompany interest expense, are eliminated upon consolidation, and totaled less than $25,000 for the three months ended March 31, 2009 and 2008.

Index

Income taxes

During the three months ended March 31, 2009 and 2008, a provision for income taxes was not required due to the net operating loss generated during the period. We recorded tax expense of $3,000 for state taxes paid during the first quarter of 2009.  We recorded a tax benefit of $52,000 to recognize tax refunds received in the first quarter of 2008 on prior taxes paid.

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

	Three months ended March 31,
	2009	2008
	(dollars in thousands)
Operating revenue	$-	$610
Operating expenses	-	(240)
Depreciation and amortization	-	(39)
Operating margin	-	331

General and administrative expenses	-	(7)
Interest expense	-	(157)
Other non-operating income	-	8
Gain on sale of discontinued real estate operations	-	4,217
Income from discontinued real estate operations	$-	$4,392

Capital expenditures	$-	$20
Segment assets	-	-

In June 2008, we exercised our rights under a loan security agreement on loans to a consolidated subsidiary, Centrisoft Corporation.  Pursuant to the security agreement, the collateral assets of Centrisoft were transferred to us in satisfaction of the loans.  Centrisoft has since ceased operations.  As of June 30, 2008, we no longer included Centrisoft as a consolidated subsidiary and as of December 31, 2008, the carrying value of the assets acquired from Centrisoft was zero.  The following represents the results of operations during the time of our ownership or operation of the Centrisoft assets:

	Three months ended March 31,
	2009	2008
	(dollars in thousands)

Software sales	$-	$102
Engineering and development	-	(80)
Depreciation and amortization	-	(109)
Other general & administrative costs	-	(114)
Interest expense	-	(293)
Loss from discontinued software operations	$-	$(494)

Changes in financial condition

Our assets, liabilities and stockholders’ equity (deficiency) can be summarized as follows:

	March 31, 2009	December 31, 2008
	(dollars in thousands)
Total assets	$26,261	$27,573
Total liabilities	$37,209	$36,315
Total minority interests	$289	$365
Total stockholders’ equity (deficiency)	$(11,237)	$(9,107)

Index

The $1.3 million decrease in total assets during the first three months of 2009 is primarily due to a decrease in accounts receivable at DAC and a decrease in property, plant and equipment, primarily due to depreciation expense.  Total liabilities increased $0.9 million over the first three months of 2009 due to an increase in accounts payable and accrued liabilities.   Stockholders’ equity (deficiency) decreased during the first quarter of 2009 by approximately $2.1 million, mainly resulting from our net loss of $2.3 million, partially offset by share based compensation of $0.1 million.  These changes are described in more detail as follows:

Cash

Our cash increased $0.1 million from December 31, 2008 to March 31, 2009.  Significant sources and uses of cash during the quarter include:

●	$0.6 million of cash provided by operations – comprised primarily of our net loss from continuing operations of $2.3 million adjusted for net non-cash items of $2.9 million; and
●	$0.4 million of cash used in financing activities – includes payments on borrowings of $0.3 million and payments on capital leases of $0.1 million.

Net property, plant and equipment

Net property, plant and equipment decreased $0.5 million at March 31, 2009 as compared to December 31, 2008, primarily due to scheduled monthly depreciation on those assets.  Obligations on property, plant, and equipment under capital lease decreased by $0.1 million as a result of scheduled payments during the three months ended March 31, 2009.

Goodwill and net intangible assets

	March 31, 2009	December 31, 2008
	(dollars in thousands)
Goodwill – Fatburger	$6,563	$6,563
Goodwill – DAC International	1,465	1,465
Total goodwill	$8,028	$8,028

Net intangible assets – Fatburger	$4,021	$4,068
Total net intangible assets	$4,021	$4,068

Net intangible assets decreased less than $0.1 million in the three months ended March 31, 2009 due to monthly amortization of those assets.  Net intangible assets at March 31, 2009 consists of trademark rights of approximately $3.5 million, franchise agreements of approximately $0.3 million and other miscellaneous intangible assets of approximately $0.2 million.  We do not believe that there is any impairment of goodwill or net intangible assets at March 31, 2009.

Notes receivable

As of March 31, 2009, our notes receivable portfolio consists of one individual loan with a carrying value of $42,000.  The loan is secured by real estate consisting of commercial property located in Texas.  The loan has an interest rate (excluding fees and points) of 7% and matures in April 2010.

Other assets

	March 31, 2009	December 31, 2008
	(dollars in thousands)
Trade receivables	$1,922	$2,712

Inventories	$2,886	$2,964

Other current assets:
Prepaid expenses	$157	$294

Other assets:
Security deposits	$552	$471
Capitalized finance fees	266	202
Other	109	139
Total other assets	$927	$812

Index

Trade receivables and inventories at March 31, 2009 relate primarily to the operations of DAC.

Deferred income

Our deferred income relating to the collection of unearned Fatburger franchise fees increased $0.7 million at March 31, 2009, compared to December 31, 2008.  This was the result of the collection of $0.8 million in new franchise fees, offset by the recognition of $0.1 million in franchise revenue.  As of March 31, 2009, nearly all of the deferred income was comprised of the non-refundable franchise fees received by Fatburger for future franchise locations.  These initial fees generally represent half of the total fee per location.  The balance of the franchise fee (approximately an additional $3.2 million) is expected to be collected in the future when leases on these specific franchise locations are signed.

Notes payable

As of March 31, 2009, our notes payable totaled $14.1 million, including $7.2 million of debt held at Fatburger and $0.8 million at DAC.  This compares to $14.3 million at December 31, 2008.

Accounts payable and accrued liabilities

Accounts payable and accrued liabilities totaled $18.0 million at March 31, 2009, compared with $17.5 million at December 31, 2008, and consisted of the following:

	March 31, 2009	December 31, 2008
	(dollars in thousands)
Accounts payable	$8,005	$8,439
Sales deposits	1,173	1,228
Accrued wages, bonus and commissions	862	693
Other	7,979	7,126
Total accrued expenses and other liabilities	$18,019	$17,486

At March 31, 2009, other liabilities also include $2.0 million for the accrual of management fees and the option commitment fee associated with the sale of FCRI; $2.0 million in accrued professional fees; and $0.6 million in accrued interest payable.

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund business operations, acquisitions, and expansion (including growth of company-owned and franchised restaurant locations and for other general business purposes.  In addition to our cash on hand, our primary sources of funds for liquidity during the first three months of 2009 consisted of cash provided by operations.  As of March 31, 2009, we had cash or cash equivalents of $0.5 million, which, together with projected borrowings and funds provided by operations, we believe will be sufficient to meet our current liquidity needs.

At March 31, 2009, we had total consolidated secured indebtedness of $16.0 million, as well as $21.2 million of other liabilities.  Our consolidated secured indebtedness consisted of:

●	$7.2 million in notes payable and other debt of Fatburger, secured by the assets of Fatburger;
●	$1.8 million in capital leases maturing on or before 2010 which are secured by an aircraft and various restaurant assets;
●	$6.2 million of notes payable secured by various assets of the Company; and
●	$0.8 million of short-term borrowings secured by the assets of DAC International.

The sale of real estate and other investments has historically been a recurring part of operations and a source of liquidity.  However, most of those investments have been liquidated as we focused on the Fatburger operations.  Borrowings and Fatburger’s operations are now our major source of liquidity and we expect these sources, including the sale of Fatburger franchises, to generate adequate cash flow to meet the Company’s liquidity needs.  We believe that our existing sources of funds will be adequate to meet our liquidity needs; however, there can be no assurance that this will be the case.

If our existing liquidity position were to prove insufficient, and we were unable to repay, renew or replace maturing indebtedness on terms reasonably satisfactory to us, we may be required to sell (potentially on short notice) a portion of our assets, and could incur losses as a result.  Specific risks to our liquidity position include the following:

Index

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

Fatburger debt covenant

As of March 31, 2009, Fatburger had not made all of the required payments on indebtedness with an outstanding principal balance of $3.9 million. As a result, the lender has declared the indebtedness in default and has accelerated the maturity date of the entire balance. If the Company is unsuccessful in renegotiating the debt with the lender and obtaining waivers of the default, the resulting consequences could have a material adverse impact on our business, prospects, financial condition, or results of operation. In addition to the payment default, at December 31, 2008, Fatburger was not in compliance with all obligations under the agreements evidencing its indebtedness, as defined in the applicable agreements, due to its failure to meet the prescribed fixed charge coverage ratio and the prescribed debt-coverage ratio in three notes payable.

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

Dividends

While we do not have a fixed dividend policy, we may declare and pay new dividends on our common stock, subject to our financial condition, results of operations, capital requirements, restrictions under debt instruments, and other factors deemed relevant by the Board of Directors. One factor the Board of Directors may consider is the impact of dividends on our liquidity. We have not declared or paid any dividends in the first quarter of 2009.

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

Off Balance Sheet Arrangements

We have various operating leases for office, manufacturing and retail space which expire through 2017. The leases provide for varying minimum annual rental payments including rent increases and free rent periods. We have future minimum rental payments under non-cancelable operating leases with initial or remaining terms of one year or more of approximately $20.9 million as of March 31, 2009.

We did not have any other off-balance sheet arrangements in place as of March 31, 2009.

Related Party Transactions

Purchase of Land

On December 24, 2009, the Company acquired all of the membership interests in Highland Road Properties LLC (“HRP”) from an entity controlled by Mr. and Mrs. Wiederhorn.  HRP is a special purpose entity that owns approximately 6 acres of residential land in Portland Oregon. Mr. and Mrs. Wiederhorn had previously allowed the land to be part of a pool of collateral securing indebtedness of the Company and it became necessary for the Company to have direct ownership of HRP in order to protect the remaining collateral. The Company paid $750,000 for the HRP interests. The Highland Road land is being used by the Company as collateral for certain borrowings of the Company. The Board of Directors approved the purchase of HRP and determined that the transaction was in the best interests of the Company and its shareholders. On February 17, 2010, the Company caused HRP to transfer the land to certain lenders for a partial reduction in debt of $350,000.

Index

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Required.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities and Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of March 31, 2009, have concluded that our disclosure controls and procedures were effective and designed to ensure that material information relating to us and our consolidated subsidiaries is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

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

Changes in internal control over financial reporting

There were no significant changes in our internal control over financial reporting in connection with an evaluation that occurred during our first fiscal quarter of 2009 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Index

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

ITEM 1A.  RISK FACTORS

There have been no material changes in the risk factors set forth in Part I, Item 1A – Risk Factors of our Annual Report as of and for the year ended December 31, 2008 on Form 10-K, as previously filed with the SEC on March 30, 2010.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

As of March 31, 2009, the Company’s Fatburger subsidiary had not made all of the required payments on indebtedness with an outstanding principal balance of $3.9 million.  As a result, the lender has declared the indebtedness in default and has accelerated the maturity date of the entire balance. If the Company is unsuccessful in renegotiating the debt with the lender and obtaining waivers of the default, the resulting consequences could have a material adverse impact on our business, prospects, financial condition, or results of operation.  In addition to the payment default, at December 31, 2008, Fatburger was not in compliance with all obligations under the agreements evidencing its indebtedness, as defined in the applicable agreements, due to its failure to meet the prescribed fixed charge coverage ratio and the prescribed debt-coverage ratio in three notes payable. The Company is in discussions with the lender to restructure the debt.

Index

ITEM 6.  EXHIBITS

11.1         Computation of Loss Per Common Share.

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

Index

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOG CUTTER CAPITAL GROUP INC.

By: /s/ Andrew A. Wiederhorn
Andrew A. Wiederhorn
Chief Executive Officer
(Principal Executive Officer)

By: /s/ R. Scott Stevenson
R. Scott Stevenson
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: March 30, 2010

Index

EXHIBIT INDEX

11.1	Computation of Loss Per Common Share.

31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.