Form 10-Q
period 2009-09-30
FOG CUTTER CAPITAL GROUP INC
filed 2010-03-30
CIK 1048566

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-23911

Fog Cutter Capital Group Inc.
(Exact name of registrant as specified in its charter)

Maryland	52-2081138
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

401 Arizona Avenue, Suite 200
Santa Monica, CA 90401
(Address of principal executive offices) (Zip Code)
(310) 319-1850
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes☑  No☐

      Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes☐  No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “accelerated filer”, “large accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes☐  No☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 15, 2010
Common Stock, par value $0.0001 per share	7,954,928 shares

FOG CUTTER CAPITAL GROUP INC.

FORM 10-Q

I N D E X

Available information

Our website is www.fogcutter.com.  We make our annual report on Form 10-K, as well as other reports filed with the Securities and Exchange Commission, available through our website as soon as reasonably practicable after they are filed.  A copy of these reports may also be obtained by writing to us at 401 Arizona Avenue, Suite 200, Santa Monica, CA 90401, Attn:  Investor Reporting.

Index

PART I -- FINANCIAL INFORMATION

ITEM 1.  INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

FOG CUTTER CAPITAL GROUP INC. CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (dollars in thousands, except share data)
	September 30, 2009 (unaudited)	December 31, 2008
Assets
Current Assets:
Cash and cash equivalents	$374	$390
Accounts receivable	1,742	2,712
Notes receivable, current portion	33	18
Inventories	1,989	2,964
Other current assets	183	294
Total current assets	4,321	6,378

Notes receivable	-	34
Property, plant and equipment, net	3,089	8,253
Intangible assets, net	2,592	4,068
Goodwill	8,028	8,028
Investment in Debtor in Possession Subsidiaries	3,969	-
Other assets	335	812
Total assets	$22,334	$27,573

Liabilities and Stockholders' Equity (Deficit)
Liabilities:
Accounts payable and accrued liabilities	$13,288	$17,486
Borrowings and notes payable, current portion	17,406	14,330
Obligations under capital leases, current portion	1,605	1,927
Total current liabilities	32,299	33,743

Deferred income	3,472	2,572
Total liabilities	35,771	36,315

Commitments and contingencies
Minority interests in consolidated subsidiaries	24	365

Stockholders' Equity (Deficit):
Preferred stock, $.0001 par value; 25,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $.0001 par value; 200,000,000 shares authorized; 11,757,073 shares issued as of September 30, 2009 and December 31, 2008; 7,954,928 shares outstanding as of September 30, 2009 and December 31, 2008	172,477	172,102
Accumulated deficit	(173,927)	(169,198)
Treasury stock, 3,802,145 common shares as of September 30, 2009 and December 31, 2008, at cost	(12,011)	(12,011)
Total stockholders' equity (deficit)	(13,461)	(9,107)
Total liabilities and stockholders' equity (deficit)	$22,334	$27,573

The accompanying notes are an integral part of these consolidated financial statements.

Index

FOG CUTTER CAPITAL GROUP INC. CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) (dollars in thousands, except share data)
	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenue:
Restaurant and manufacturing sales	$2,748	$11,292	$14,926	$32,473
Restaurant franchise and royalty fees	655	1,309	1,957	2,613
Total revenue	3,403	12,601	16,883	35,086

Operating costs and expenses:
Restaurant and manufacturing cost of sales	1,455	6,736	8,720	19,281
Engineering and development	229	285	764	865
Depreciation and amortization	121	502	688	1,508
Total operating costs and expenses	1,805	7,523	10,172	21,654

General and administrative expenses:
Compensation and employee benefits	1,119	2,520	4,086	9,067
Professional fees	132	668	957	2,378
Other	283	3,664	4,686	11,719
Total general and administrative expenses	1,534	6,852	9,729	23,164

Non-operating income (expense):
Interest income	-	30	16	101
Interest expense	(498)	(646)	(1,770)	(1,505)
Other expense, net	(357)	(1,760)	(247)	(1,780)
Total non-operating income (expense)	(855)	(2,376)	(2,001)	(3,184)
Loss before provision for income taxes, minority interests, and equity in income of equity investees	(791)	(4,150)	(5,019)	(12,916)

Minority interest in (earnings) losses	119	(214)	306	(10)
Equity in income of equity investees	-	-	-	218
Income tax (expense) benefit	-	-	(3)	52
Loss from continuing operations	(672)	(4,364)	(4,716)	(12,656)

Income (loss) from discontinued operations (including gain on sale of $4,217 in 2008)	-	-	(13)	3,473

Net loss	$(672)	$(4,364)	$(4,729)	$(9,183)

Basic loss per share from continuing operations	$(0.08)	$(0.55)	$(0.59)	$(1.59)
Basic earnings per share from discontinued operations	$-	$-	$-	$0.44
Basic loss per share	$(0.08)	$(0.55)	$(0.59)	$(1.15)
Basic weighted average shares outstanding	7,954,928	7,954,928	7,954,928	7,954,928

Dividends declared per share	$-	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Index

FOG CUTTER CAPITAL GROUP INC. CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) (Unaudited) (dollars in thousands, except share data)
	Common Stock		Treasury Stock		Accumulated Deficit
	Shares (1)	Amount	Shares	Amount		Total
Balance at January 1, 2009	7,954,928	$172,102	3,802,145	$(12,011)	$(169,198)	$(9,107)
Comprehensive income (loss):
Net loss	-	-	-	-	(4,729)	(4,729)
Stock options expensed in net loss	-	375	-	-	-	375
Balance at September 30, 2009	7,954,928	$172,477	3,802,145	$(12,011)	$(173,927)	$(13,461)

(1) Issued and outstanding

The accompanying notes are an integral part of these consolidated financial statements.

Index

FOG CUTTER CAPITAL GROUP INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (dollars in thousands)
	Quarter Ended		Nine Months Ended
	September 30,		September 30,
Cash flows from operating activities:	2009	2008	2009	2008
Net loss	$(672)	$(4,364)	$(4,729)	$(9,183)
Loss (income) from discontinued operations	-	-	13	(3,473)
Loss from continuing operations	(672)	(4,364)	(4,716)	(12,656)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Equity in income of equity investees	-	-	-	(218)
Depreciation and amortization	189	617	916	1,845
Foreign currency loss	-	696	-	160
Loss on sale of real estate	-	563	-	563
Share based compensation	111	269	376	895
Market value impairment reserve	-	37	-	636
Loss on disposal of property and equipment	76	735	182	735
Other	(422)	259	(108)	130
Change in:
Other assets	31	(563)	1,666	(1,871)
Deferred income	84	(645)	905	(626)
Accounts payable and accrued liabilities	658	383	1,437	2,365
Net cash provided by (used in) operating activities	55	(2,013)	658	(8,042)

Cash flows from investing activities:
Principal repayments on notes receivable, including loans to senior executives	4	523	18	1,728
Investment in debtor in possession subsidiaries	-	-	(1,219)	-
Investments in property, plant, and equipment	(182)	(306)	(401)	(1,320)
Proceeds on sale of real estate	-	4,522	-	4,522
Other	-	(1)	(179)	190
Net cash provided by (used in) investing activities	(178)	4,738	(1,781)	5,120

Cash flows from financing activities:
Proceeds from borrowings	437	1,237	1,837	3,987
Repayments on borrowings	(40)	(3,495)	(394)	(8,403)
Repayments under capital leases	(106)	(55)	(323)	(67)
Investments by minority interests, net	-	11	-	361
Net cash provided by (used in) financing activities	291	(2,302)	1,120	(4,122)

Effect of exchange rate change on cash	-	-	-	(21)
Net change in cash and cash equivalents from continuing operations	168	423	(3)	(7,065)

Net change in cash and cash equivalents from discontinued operations:
Net cash used in operating activities	-	-	(13)	(955)
Net cash provided by investing activities	-	-	-	7,879
Net cash used in financing activities	-	-	-	(79)
Net change in cash and cash equivalents	168	423	(16)	(220)
Cash and cash equivalents at beginning of period	206	488	390	1,131
Cash and cash equivalents at end of period	$374	$911	$374	$911

Supplemental disclosures of cash flow information:
Cash paid for interest	$178	$675	$434	$2,099

Non-cash financing and investing activities:
Net assets capitalized to investment in debtor in possession subsidiaries	$-	$-	$2,750	$-

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

In the Company’s opinion, all adjustments, comprised of normal recurring accruals necessary for the fair presentation of the interim financial statements, have been included in the accompanying consolidated financial statements.  Operating results for the nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

At September 30, 2009, certain Company officers and directors had, directly or indirectly, majority voting control of the Company.

NOTE 2 - SIGNIFICANT TRANSACTIONS

The following significant events affected our operations for the nine months ended September 30, 2009:

Bankruptcy Proceedings

On April 6, 2009, certain controlled subsidiaries of Fog Cutter Capital Group Inc. filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (the "Chapter 11 Cases") in the United States Bankruptcy Court for the Central District of California – San Fernando Valley Division (the "Bankruptcy Court"). The entities involved and the case numbers assigned to the subsidiaries (collectively, the "Debtor In Possession Subsidiaries") are as follows:

Fatburger Restaurants of California, Inc., Case No. 1:09-bk-13964-GM

Fatburger Restaurants of Nevada, Inc., Case No.1:09-bk-13965-GM

The Chapter 11 Cases are being jointly administered.  Since the Chapter 11 bankruptcy filing date, the Debtor In Possession Subsidiaries have been operating their bankruptcy estates as "debtors in possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

On or about November 3, 2009, the Debtor In Possession Subsidiaries filed a joint plan of reorganization and related disclosure statement.  The Bankruptcy Court is currently considering the plan of reorganization and disclosure statement.

During the time that the Debtor In Possession Subsidiaries are under bankruptcy protection, the Company will be deemed to not be in control of the Debtor In Possession Subsidiaries.  As a result, certain assets, liabilities and the results of operations of the Debtor In Possession Subsidiaries were no longer part of the consolidated financial statements of the Company effective as of the date of the Chapter 11 Cases.  As of September 30, 2009, the Company had recorded an Investment in Debtor In Possession in the amount of $4.0 million, which represents the Company’s net carrying value of the assets and liabilities of the Debtor In Possession Subsidiaries.

Borrowings

On June 26, 2009, certain Fatburger entities entered into two loan agreements in the total amount of $1.5 million.

Index

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

Restaurant openings and closures

During the nine months ended September 30, 2009, Fatburger Holdings Inc. (“Fatburger”), the Company’s restaurant operations subsidiary, opened eight additional franchise locations.  In addition, one location was converted from a franchise-owned to a company-owned restaurant and one franchise location and five company-owned locations (including locations owned by the Debtor In Possession Subsidiaries) were closed.

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

Fatburger Debt Covenant
As of September 30, 2009, Fatburger had not made all of the required payments on indebtedness with an outstanding principal balance of $3.9 million.  As a result, the lender has declared the indebtedness in default and has accelerated the maturity date of the entire balance.  If the Company is unsuccessful in renegotiating the debt with the lender and obtaining waivers of the default, the resulting consequences could have a material adverse impact on our business, prospects, financial condition, or results of operation.  In addition to the payment default, at December 31, 2008, Fatburger was not in compliance with all obligations under the agreements evidencing its indebtedness, as defined in the applicable agreements, due to its failure to meet the prescribed fixed charge coverage ratio and the prescribed debt-coverage ratio in three notes payable.  The Company is in discussions with the lender to restructure the debt.

Index

Dividends
The Company does not have a fixed dividend policy, and may declare and pay new dividends on common stock, subject to financial condition, results of operations, capital requirements and other factors deemed relevant by the Board of Directors.  One factor the Board of Directors may consider is the impact of dividends on the Company’s liquidity.  No dividends were declared in the quarter ended September 30, 2009.

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

Other

The Company has various operating leases for office, manufacturing and retail space which expire through 2017.  The leases provide for varying minimum annual rental payments including rent increases and free rent periods.  The Company has future minimum rental payments under non-cancelable operating leases with initial or remaining terms of one year or more of approximately $18.9 million as of September 30, 2009.

There were no off balance sheet arrangements in effect during the nine months ended September 30, 2009.

NOTE 4 – STOCK OPTIONS AND RIGHTS

The Company has a stock option plan (the “Option Plan”) that provides for options to purchase shares of the Company's common stock.  The maximum number of shares of common stock that may be issued pursuant to options granted under the Option Plan is 3,500,000.  Newly elected independent directors automatically receive 5,000 options on the day they join the Board of Directors.  Additionally, each independent director receives, on the last day of each quarter, an automatic qualified grant of non-qualified options to purchase 1,500 shares of common stock at 110% of the fair market value on that day.  Automatic grants vest one third on each of the first three anniversaries of the grant date and expire on the tenth anniversary of the grant date.  The Company granted a total of 13,500 options to its independent directors in the nine months ending September 30, 2009.

There were no options granted with exercise prices below the market value of the stock at the grant date.  Fair values for the third quarter of 2009 were estimated using the Black-Scholes option-pricing model with the following weighted average assumptions used: 0% dividend yield, expected volatility of 103%, risk-free interest rate of 4.7% and expected lives of ten years.

A summary of our stock options activity for the nine months ended September 30, 2009 is presented below:

	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2009	2,980,833	$1.51
Granted	13,500	$0.16
Exercised	-	$-
Cancelled/forfeited	-	$-
Outstanding at September 30, 2009	2,994,333	$1.51

Index

A summary of our stock options outstanding as of September 30, 2009 is presented below:

Range of Exercise Prices	Shares	Weighted Average Remaining Life	Weighted Average Exercise Price
$0.01 – 2.00	2,493,500	7.3	$1.31
$2.01 – 4.00	500,833	7.7	$2.47
$4.01 – 8.00	-	-	$-
Total	2,994,333	7.3	$1.51

NOTE 5 – INVENTORIES

Inventories relate primarily to the Company’s manufacturing subsidiary, DAC International (“DAC”), and consist of the following:

	September 30, 2009	December 31, 2008
	(dollars in thousands)

Raw materials	$1,191	$2,097
Work in progress	392	366
Finished goods	406	501
Total inventories	$1,989	$2,964

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Accounts payable and accrued liabilities consisted of the following:

	September 30, 2009	December 31, 2008
	(dollars in thousands)
Accounts payable	$2,574	$8,439
Sales deposits	774	1,228
Accrued wages, bonus and commissions	733	693
Other	9,207	7,126
Total accounts payable accrued liabilities	$13,288	$17,486

At September 30, 2009, other accrued liabilities include the accrual of management fees ($1.7 million) and option commitment fee ($0.3 million), both associated with the 2008 sale of the Company’s former subsidiary, Fog Cap Retail Investors LLC (“FCRI”).  Other accrued liabilities also include $2.2 million in accrued professional fees.

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

Restaurant operations
As of September 30, 2009, the Company owned approximately 82% of the voting control of Fatburger, which operates or franchises 93 hamburger restaurants located primarily in California and Nevada, as well as 12 other states, Canada, United Arab Emirates, Indonesia and China.  Franchisees currently own and operate 62 of the Fatburger locations.  Twenty-seven restaurants are currently owned and operated by the Debtor In Possession Subsidiaries.  During the bankruptcy period, the Company is being reimbursed for certain costs supporting the operation of the Debtor In Possession Subsidiaries as approved by the Bankruptcy Court.

Index

Eight new franchise restaurants were opened during the nine months ended September 30, 2009.  Also during that period, Fatburger acquired the net assets of one franchise location and converted this location to a company-owned restaurant. In addition, one franchise location and five company-owned locations were closed.

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(dollars in thousands)

Company-owned restaurant sales	$946	$7,755	$9,091	$23,643
Royalty revenue	578	562	1,681	1,697
Franchise fee revenue	76	748	275	916
Total revenue	1,600	9,065	11,047	26,256

Cost of sales	(423)	(4,577)	(5,042)	(14,060)
Depreciation and amortization	(104)	(527)	(668)	(1,601)
Other general & administrative costs	(602)	(3,889)	(5,201)	(12,162)
Interest expense	(726)	(166)	(989)	(524)
Loss on disposal of property and equipment	(76)	(735)	(182)	(735)
Other non-operating expense	(191)	-	(191)	-
Management allocation	(295)	(527)	(1,117)	(1,579)
Market value impairment reserves	-	(37)	-	(37)
Minority interest in (earnings) losses	118	(214)	305	(10)
Segment loss	$(699)	$(1,607)	$(2,038)	$(4,452)

Capital expenditures	$-	$371	$84	$639
Segment assets			$15,262	$20,471
Minority interests			$24	$671

Manufacturing operations
The Company conducts manufacturing activities through its wholly-owned subsidiary, DAC International.  DAC is a supplier of computer controlled lathes and milling machinery for the production of eyeglass, contact, and intraocular lenses.

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(dollars in thousands)

Manufacturing sales	$1,803	$3,536	$5,836	$8,831
Cost of sales	(1,032)	(2,159)	(3,678)	(5,221)
Engineering and development	(229)	(285)	(764)	(865)
Depreciation and amortization	(36)	(42)	(103)	(100)
Other general & administrative costs	(577)	(707)	(1,840)	(2,293)
Interest expense	(9)	(12)	(41)	(33)
Other non-operating income (expense)	(1)	259	4	285
Segment income (loss)	$(81)	$590	$(586)	$604

Capital expenditures	$114	$(40)	$280	$381
Segment assets			$5,692	$7,289

Real estate and financing operations
The Company invests in various interests in real estate and notes receivable.  At September 30, 2009, this segment did not own any real estate, but owned a note receivable with a carrying value of $33,000 which was primarily secured by real estate.

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(dollars in thousands)

Rental income	$-	$-	$-	$-
Operating expenses	-	-	-	-
Depreciation and amortization	-	-	-	-
Other general & administrative costs	-	(1)	-	(14)
Interest income	-	27	3	90
Interest expense	-	(489)	-	(1,468)
Other non-operating expense	-	(680)	-	(121)
Loss on sale of real estate	-	(563)	-	(563)
Market value impairment reserves	-	-	-	(599)
Equity in income of equity investees	-	-	-	218
Segment income (loss)	$-	$(1,706)	$3	$(2,457)

Capital expenditures	$-	$-	$-	$-
Segment assets			$33	$5,353
Minority interests			$-	$106

Index

Reconciliation to total net loss
	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(dollars in thousands)

Segment loss from operations	$(780)	$(1,988)	$(2,621)	$(5,570)
Corporate expenses	(838)	(2,189)	(3,907)	(8,502)
Elimination of intercompany charges	946	548	1,815	2,099
Income tax (expense) benefit	-	-	(3)	52
Income (loss) from discontinued operations	-	-	(13)	3,473
Net loss	$(672)	$(3,629)	$(4,729)	$(8,448)

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

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(dollars in thousands)
Operating revenue	$-	$-	$-	$610
Operating expenses	-	-	-	(240)
Depreciation and amortization	-	-	-	(39)
Operating margin	-	-	-	331

General and administrative expenses	-	-	-	(7)
Interest expense	-	-	-	(157)
Other non-operating income	-	-	(13)	8
Gain on sale of discontinued real estate operations	-	-	-	4,217
Income (loss) from discontinued real estate operations	$-	$-	$(13)	$4,392

Capital expenditures	$-	$-	$-	$20
Segment assets			-	-

Software development and sales operations
In June 2008, the Company exercised its rights under a loan security agreement on loans to a consolidated subsidiary, Centrisoft Corporation.  Pursuant to the security agreement, the collateral assets of Centrisoft were transferred to the Company in satisfaction of the loans.  Centrisoft has since ceased operations.  As of September 30, 2008, the Company no longer included Centrisoft as a consolidated subsidiary and as of December 31, 2008, the carrying value of the assets acquired from Centrisoft was zero.  The following represents the results of operations during the time of the Company’s ownership or operation of the Centrisoft assets:

Index

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(dollars in thousands)

Software sales	$-	$-	$-	$128
Engineering and development	-	-	-	(158)
Depreciation and amortization	-	-	-	(182)
Other general & administrative costs	-	-	-	(215)
Interest expense	-	-	-	(492)
Segment loss	$-	$-	$-	$(919)

Capital expenditures	$-	$-	$-	$-
Segment assets			$-	$-

NOTE 9 – SUBSEQUENT EVENTS

Restaurant openings

Subsequent to September 30, 2009, Fatburger has opened five additional franchise locations, including new restaurants in Beijing and United Arab Emirates.  During this period, Fatburger has closed two company-owned locations and three franchise locations.

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

Executive Overview

Business overview
Fog Cutter Capital Group Inc. is primarily engaged in the operations of its Fatburger Holdings, Inc. (“Fatburger”) restaurant business.  We acquired the controlling interest in Fatburger in August 2003 and currently own 82% voting control.  Fatburger, “The Last Great Hamburger Stand”®, opened its first restaurant in Los Angeles in 1952.  As of September 30, 2009, there were 93 Fatburger restaurants located in 14 states and in Canada, United Arab Emirates and China.  The restaurants specialize in fresh, made to order hamburgers and other specialty sandwiches.  French fries, homemade onion rings, hand-scooped ice cream shakes and soft drinks round out the menu.

We plan to open additional Fatburger restaurants throughout the United States and internationally, including Canada, China, Indonesia and the United Arab Emirates.  We intend to continue to increase the number of franchised locations in the U.S. and internationally.  Franchisees currently own and operate 62 of the Fatburger locations and we have agreements for approximately 100 new franchise locations.  Twenty-seven restaurants are currently owned and operated by the Debtor In Possession Subsidiaries.  During the bankruptcy period, we are not consolidating the operations of the Debtor In Possession Subsidiaries in our financial statements, but we are being reimbursed for certain costs supporting the operation of the Debtor In Possession Subsidiaries as approved by the Bankruptcy Court.

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

Significant events
The following significant events affected our operations for the nine months ended September 30, 2009:

Bankruptcy Proceedings --  On April 6, 2009, certain of our controlled subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (the "Chapter 11 Cases") in the United States Bankruptcy Court for the Central District of California – San Fernando Valley Division (the "Bankruptcy Court"). The entities involved and the case numbers assigned to the subsidiaries (collectively, the "Debtor In Possession Subsidiaries") are as follows:

Fatburger Restaurants of California, Inc., Case No. 1:09-bk-13964-GM

Fatburger Restaurants of Nevada, Inc., Case No.1:09-bk-13965-GM

The Chapter 11 Cases are being jointly administered.  Since the Chapter 11 bankruptcy filing date, the Debtor In Possession Subsidiaries have been operating their bankruptcy estates as "debtors in possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

On or about November 3, 2009, the Debtor In Possession Subsidiaries filed a joint plan of reorganization and related disclosure statement.  The Bankruptcy Court is currently considering the plan of reorganization and disclosure statement.

During the time that the Debtor In Possession Subsidiaries are under bankruptcy protection, we will be deemed to not be in control of the Debtor In Possession Subsidiaries.  As a result, certain assets, liabilities and the results of operations of the Debtor In Possession Subsidiaries were no longer part of our consolidated financial statements effective as of the date of the Chapter 11 Cases.  As of September 30, 2009, the we had recorded an Investment in Debtor In Possession in the amount of $4.0 million, which represents our net carrying value of the assets and liabilities of the Debtor In Possession Subsidiaries.

Borrowings – On June 26, 2009, certain Fatburger entities entered into two loan agreements in the total amount of $1.5 million.

The Debtor In Possession Subsidiaries borrowed $1.1 million (the “DIP Loan”) under authorization of the Bankruptcy Court.  The loan matures June 26, 2010 and bears interest at 15%.  The DIP loan is secured by the assets of the Debtor In Possession Subsidiaries and is further guaranteed and secured by us and other Fatburger entities.

In addition, Fatburger Corporation and Fatburger North America, Inc. borrowed $0.4 million (the “Non-DIP Loan”) from the same lender.  The Non-DIP loan matures June 26, 2010 and bears interest at 15%.  The Non-DIP loan is secured by the assets of Fatburger Corporation and Fatburger North America, Inc and is further guaranteed and secured by us.

Restaurant openings and closures – During the nine months ended September 30, 2009, Fatburger opened eight additional franchise locations and one franchise location was closed.  In addition, one franchise location was converted from a franchise-owned location to a company-owned restaurant and five Company owned locations (including locations owned by the Debtor In Possession Subsidiaries) were closed.

Results of operations

We have incurred net losses from continuing operations as follows:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(dollars in thousands, except per share data)
Net loss	$(672)	$(4,364)	$(4,716)	$(12,656)
Net loss per share	$(0.08	$(0.55)	$(0.59)	$(1.59)

Index

Our net loss from continuing operations was $4.7 million (or $0.59 per share) for the nine months ended September 30, 2009 and $0.7 million (or $0.08 per share) for the three months then ended.  This compares to a net loss of $12.7 million (or $1.59 per share) for the nine months ended September 30, 2008 and net loss of $4.4 million (or $0.55 per share) for the three months then ended.  The loss is primarily due to operating expenses associated with our management infrastructure.  We have put in place a management structure that we believe will enable us to significantly expand our operations, notably our Fatburger subsidiary.  However, until the growth is realized, the cost of our management structure will be borne by our existing operations and we will likely continue to incur losses.

The following sections describe the results of operations of our operating segments for the three and nine months ended September 30, 2009 and 2008.

Restaurant segment operations
The following table shows our operating margin for company-owned restaurants for the three and nine months ended September 30, 2009 and 2008:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(% to Company-owned restaurant sales)
Restaurant sales:
Company-owned restaurant sales	100.0%	100.0%	100.0%	100.0%
Cost of sales – food, paper, merchandise	(20.3%)	(26.9%)	(24.6%)	(26.2%)
Cost of sales – wages and benefits	(24.4%)	(32.1%)	(30.9%)	(33.3%)
Restaurant depreciation and amortization	(11.0%)	(6.1%)	(7.3%)	(6.0%)
Operating margin (restaurant sales only)	44.3%	34.9%	37.2%	34.5%

For the nine months ended September 30, 2009, company-owned restaurant sales decreased to $9.1 million from $23.6 million for the same period in 2008.  For the three months ended September 30, 2009, company-owned restaurant sales decreased to $0.9 million from $7.7 million for the same period in 2008.  This decrease was primarily the result of the elimination of $11.6 million in sales from stores owned by the Debtor In Possession Subsidiaries, which are not being consolidated during the bankruptcy period.  Same store sales for company-owned restaurants, including Debtor In Possession Subsidiaries stores, open during all of 2008 decreased 5.6% for the first nine months of 2009 and 4.2% in the third quarter compared to the same periods in 2008.

The following table shows our total operating results from the restaurant segment for the three and nine months ended September 30, 2009 and 2008:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(% to total revenue)
Total restaurant operations:
Company-owned restaurant sales	59.1%	85.6%	82.3%	90.0%
Royalty revenue	36.1%	6.2%	15.2%	6.5%
Franchise fee revenue	4.8%	8.2%	2.5%	3.5%
Total revenue	100.0%	100.0%	100.0%	100.0%

Cost of sales	(26.4%)	(55.7%)	(45.6%)	(59.0%)
General & administrative costs	(56.1%)	(43.5%)	(54.9%)	(47.0%)
Loss on disposal of fixed assets	(4.8%)	(8.1%)	(1.6%)	(2.8%)
Interest expense	(45.4%)	(1.8%)	(9.0%)	(2.0%)
Management allocation	(18.4%)	(6.2%)	(10.1%)	(6.2%)
Minority interest in losses	7.4%	(2.4%)	2.8%	0.0%
Segment loss	(43.7%)	(17.7%)	(18.4%)	(17.0%)

Royalty revenue remained steady at $1.7 million for the first nine months of 2009 compared to the same period in 2008 and was also stable at $0.6 million for the three months ended September 30, 2009 and 2008.  We added eight franchise locations during the nine months ended September 30, 2009.  This increase was partially offset by one location being converted from franchise to company-owned restaurants and the closure of one franchise restaurant.  The royalty increase from the net increase in franchise locations was offset by a decrease of 8.7% in same store sales for franchise restaurants for the nine months ending September 30, 2009 (8.3% decrease in the third quarter) compared to the same period in 2008.

Index

System-wide same store sales decreased 7.3% for stores open during all of 2009 during the first nine months of 2009 compared to the same period in 2008, and decreased 6.5% in the third quarter of 2009 compared to the same period in 2008.

We plan to open additional Fatburger restaurants throughout the United States and internationally, including Canada, China, Saudi Arabia, Indonesia, Kuwait, and the United Arab Emirates.  We intend to increase the number of franchised locations in the U.S. and internationally.  Fatburger has opened a net increase of 44 restaurant locations since our acquisition in 2003.  As is typical for our industry, the identification of qualified franchisees and quality locations has an impact on the rate of growth in the number of our restaurants.

Manufacturing segment operations
The following table summarizes the operating results of our manufacturing segment for the three and nine months ended September 30, 2009 and 2008:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(% to total revenue)
Manufacturing sales	100.0%	100.0%	100.0%	100.0%
Manufacturing cost of sales	(57.2%)	(61.0%)	(63.0%)	(59.1%)
Engineering and development	(12.7%)	(8.1%)	(13.1%)	(9.8%)
Operating margin	30.1%	30.9%	23.9%	31.1%

Compensation expense	(21.2%)	(12.5%)	(20.1%)	(16.2%)
Depreciation expense	(2.0%)	(1.2%)	(1.7%)	(1.1%)
Other operating expense	(2.4%)	(0.5%)	(12.1%)	(7.0%)
Segment income	(4.5%)	16.7%	(10.0%)	6.8%

Total revenue for this segment was $5.8 million for the nine months ended September 30, 2009 ($1.8 million for the third quarter), compared to $8.8 million for the same nine months ($3.5 million for the third quarter) in 2008.  The net loss for this segment was $0.6 million for the nine months ended September 30, 2009 ($0.1 million for the third quarter), compared to net income of $0.6 million for the same nine months ($0.6 million for the third quarter) in 2008.

Real estate and financing segment operations

In February 2008, we sold FCRI, our wholly-owned subsidiary that held our leased real estate portfolio.  The sales price was $8.5 million and we recorded a gain on sale of $4.2 million.  Results of operations from FCRI (including the gain on sale in 2008) have been classified as discontinued operations.

Interest income – Our interest income for the first nine months of 2009 was $3,000 compared to $90,000 in the same period of 2008.  For the three months ending September 30, 2009 and 2008, our interest income was zero and $27,000, respectively.  The reduction in interest income reflects the repayment of notes receivable during the last half of 2008.

Interest expense – We did not have interest expense related to real estate operations for the first nine months of 2009.  We sold or wrote off our remaining real estate holdings in 2008 and repaid or restructured the related debt.  During the first nine months of 2008, our real estate related interest expense was $1.5 million ($0.5 million for the third quarter).

Market value impairment reserves – We recognized a market value impairment reserve of $0.6 million on one property in Barcelona, Spain in the first nine months of 2008 ($0.4 million in the second quarter).  We did not have any impairment losses in 2009.

Other non-operating income – In the nine months ended September 30, 2008, we had equity in income of equity investee of $0.2 million.  There was nothing comparable in 2009.

Corporate expenses
The following table summarizes our corporate expenses for the three and nine months ended September 30, 2009 and 2008.

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(dollars in thousands)
Compensation and employee benefits	$484	$1,341	$1,601	$5,377
Insurance	39	96	147	234
Directors fees	34	94	191	282
Occupancy costs	44	34	101	104
Other expenses	237	624	1,867	2,508
Total operating expenses	$838	$2,189	$3,907	$8,502

Index

For the nine months ended September 30, 2009, we incurred corporate operating expenses of $3.9 million ($0.8 million for the third quarter), compared to $8.5 million for the same nine months ($2.2 million for the third quarter) in 2008.  This decrease is primarily due to a decrease in compensation expenses related to senior executives.  Other expenses for the nine months ended September 30, 2009 include general corporate interest expense of $1.4 million ($0.4 million for the third quarter).  During the third quarter of 2009 we were able to negotiate a reduction in previously accrued lease payments on a corporate aircraft in the amount of $0.3 million.

Management allocation and other intercompany charges
In 2006, as we focused our efforts on the Fatburger segment we began allocating a portion of our corporate expenses to our restaurant segment to more accurately reflect the operating results of that segment.  This allocation was $1.1 million the nine months ended September 30, 2009 and $1.6 million for the nine months ended September 30, 2008. The management fee was $0.3 and $0.5 million for the third quarter in 2009 and 2008, respectively.  This allocation is eliminated upon consolidation on the Consolidated Statements of Operations.  Other intercompany charges, including intercompany interest expense, are eliminated upon consolidation.

Income taxes
During the nine months ended September 30, 2009 and 2008, a provision for income taxes was not required due to the net operating loss generated during the period.  We recorded tax expense of $3,000 for state taxes paid during the first quarter of 2009.  We recorded a tax benefit of $52,000 to recognize tax refunds received in the first quarter of 2008 on prior taxes paid.

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

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(dollars in thousands)
Operating revenue	$-	$-	$-	$610
Operating expenses	-	-	-	(240)
Depreciation and amortization	-	-	-	(39)
Operating margin	-	-	-	331

General and administrative expenses	-	-	-	(7)
Interest expense	-	-	-	(157)
Other non-operating income	-	-	(13)	8
Gain on sale of discontinued real estate operations	-	-	-	4,217
Income (loss) from discontinued real estate operations	$-	$-	$(13)	$4,392

Software development and sales operations – In June 2008, we exercised our rights under a loan security agreement on loans to a consolidated subsidiary, Centrisoft Corporation.  Pursuant to the security agreement, the collateral assets of Centrisoft were transferred to us in satisfaction of the loans.  Centrisoft has since ceased operations.  As of September 30, 2008, we no longer included Centrisoft as a consolidated subsidiary and as of December 31, 2008, the carrying value of the assets acquired from Centrisoft was zero.  The following represents the results of operations during the time of our ownership or operation of the Centrisoft assets:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(dollars in thousands)
Software sales	$-	$-	$-	$128
Engineering and development	-	-	-	(158)
Compensation expense	-	-	-	(92)
Depreciation expense	-	-	-	(182)
Other operating expense	-	-	-	(123)
Interest expense	-	-	-	(492)
Segment loss	$-	$-	$-	$(919)

Index

Changes in financial condition

Our assets, liabilities and stockholders’ equity (deficit) can be summarized as follows:

	September 30, 2009	December 31, 2008
	(dollars in thousands)
Total assets	$22,334	$27,573
Total liabilities	$35,771	$36,315
Total minority interests	$24	$365
Total stockholders’ equity (deficit)	$(13,461)	$(9,107)

The $5.2 million decrease in total assets during the first nine months of 2009 is primarily due to a net decrease in assets of $3.9 million related to the Debtor In Possession Subsidiaries, which are not included in the consolidated financial statements during their bankruptcy period.  Total liabilities decreased $0.5 million over the first nine months of 2009 due to $4.7 million in liabilities related to the Debtor In Possession Subsidiaries, partially offset by increases in borrowings and deferred income.  Stockholders’ equity (deficit) decreased during the first nine months of 2009 by approximately $4.4 million, mainly resulting from our net loss of $4.7 million, partially offset by share based compensation of $0.4 million.  These changes are described in more detail as follows:

Cash
Our cash balance was $0.4 million at both December 31, 2008 and September 30, 2009.  Significant sources and uses of cash during the quarter include:
•	$0.6 million of cash provided by operations – comprised primarily of our net loss from continuing operations of $4.7 million adjusted for net non-cash items of $5.3 million;
•	$1.8 million of cash used in investing activities, including investment in Debtor In Possession Subsidiaries of $1.2 million and investment in property, plant and equipment of $0.4 million; and
•	$1.1 million of cash provided in financing activities, including proceeds from borrowings of $1.8 million, net of payments on borrowings of $0.4 million and payments on capital leases of $0.3 million.

Net property, plant and equipment
Net property, plant and equipment decreased $5.2 million at September 30, 2009 compared to December 31, 2008, primarily due to the elimination of $3.8 million in assets owned by the Debtor In Possession Subsidiaries and scheduled monthly depreciation.  Obligations on property, plant, and equipment under capital lease decreased by $0.3 million as a result of scheduled payments during the nine months ended September 30, 2009.

Goodwill and net intangible assets
	September 30, 2009	December 31, 2008
	(dollars in thousands)
Goodwill – Fatburger	$6,563	$6,563
Goodwill – DAC International	1,465	1,465
Total goodwill	$8,028	$8,028

Net intangible assets – Fatburger	$2,592	$4,068
Total net intangible assets	$2,592	$4,068

Net intangible assets decreased $1.4 million in the nine months ended September 30, 2009 due to the elimination of $1.3 million in intangible assets owned by the Debtor In Possession Subsidiaries.  Net intangible assets other than goodwill at September 30, 2009 consist primarily of trademark rights of approximately $2.1 million and franchise agreements of approximately $0.3 million.  We do not believe that there is any impairment of goodwill or net intangible assets at September 30, 2009.

Notes receivable
As of September 30, 2009, our notes receivable portfolio consists of one individual loan with a carrying value of $33,000.  The loan is secured by real estate consisting of commercial property located in Texas.  The loan has an interest rate (excluding fees and points) of 7% and matures in April 2010.

Other assets
	September 30, 2009	December 31, 2008
	(dollars in thousands)
Trade receivables	$1,742	$2,712

Inventories	$1,989	$2,964

Other current assets:
Prepaid expenses	$183	$294

Other assets:
Security deposits	$261	$471
Capitalized finance fees	-	202
Other	74	139
Total other assets	$335	$812

Index

Trade receivables and inventories at September 30, 2009 relate primarily to the operations of DAC.  The reduction in other assets is primarily related to the elimination of assets owned by the Debtor In Possession Subsidiaries.

Deferred income
Our deferred income relating to the collection of unearned Fatburger franchise fees increased $0.9 million at September 30, 2009, compared to December 31, 2008.  This was the result of the collection of $1.2 million in new franchise fees and prepaid royalties, offset by the recognition of $0.3 million in franchise revenue.  As of September 30, 2009, nearly all of the deferred income was comprised of the non-refundable franchise fee received by Fatburger for each future franchise location.  These initial fees generally represent half of the total fee per location.  The balance of the franchise fee will be collected in the future when leases on these specific franchise locations are signed.

Notes payable
As of September 30, 2009, our notes payable totaled $17.4 million, including $8.8 million of debt held at Fatburger and $1.1 million at DAC.  This compares to $14.3 million at December 31, 2008.  The increase is primarily due to new borrowings at Fatburger in the amount of $1.5 million and the capitalization of accrued interest of $1.3 million.

Accounts payable and accrued liabilities
Accounts payable and accrued liabilities totaled $13.2 million at September 30, 2009, compared with $17.5 million at December 31, 2008, and consisted of the following:

	September 30, 2009	December 31, 2008
	(dollars in thousands)
Accounts payable	$2,574	$8,439
Sales deposits	774	1,228
Accrued wages, bonus and commissions	733	693
Other	9,207	7,126
Total accrued expenses and other liabilities	$13,288	$17,486

At September 30, 2009, other liabilities also include $2.0 million for the accrual of management fees and the option commitment fee associated with the sale of FCRI and $2.2 million in accrued professional fees.

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund business operations, acquisitions, and expansion (including growth of company-owned and franchised restaurant locations and for other general business purposes.  In addition to our cash on hand, our primary sources of funds for liquidity during the first nine months of 2009 consisted of cash provided by borrowings and operations.  As of September 30, 2009, we had cash or cash equivalents of $0.3 million, which, together with projected borrowings and funds provided by operations, we believe will be sufficient to meet our current liquidity needs.

At September 30, 2009, we had total consolidated secured indebtedness of $19.0 million, as well as $16.8 million of other liabilities.  Our consolidated secured indebtedness consisted of:
•	$8.8 million in notes payable and other debt of Fatburger, secured by the assets of Fatburger;
•	$1.6 million in capital leases maturing on or before 2010 which are secured by an aircraft and various restaurant assets;
•	$7.5 million of notes payable secured by various assets of the Company; and

Index

•	$1.1 million of short-term borrowings secured by the assets of DAC International.

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

Fatburger debt covenant
As of September 30, 2009, Fatburger had not made all of the required payments on indebtedness with an outstanding principal balance of $3.9 million.  As a result, the lender has declared the indebtedness in default and has accelerated the maturity date of the entire balance.  If the Company is unsuccessful in renegotiating the debt with the lender and obtaining waivers of the default, the resulting consequences could have a material adverse impact on our business, prospects, financial condition, or results of operation.  In addition to the payment default, at December 31, 2008, Fatburger was not in compliance with all obligations under the agreements evidencing its indebtedness, as defined in the applicable agreements, due to its failure to meet the prescribed fixed charge coverage ratio and the prescribed debt-coverage ratio in three notes payable.  We are currently in discussions with the lender to restructure the debt.

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

Off Balance Sheet Arrangements

We have various operating leases for office, manufacturing and retail space which expire through 2017.  The leases provide for varying minimum annual rental payments including rent increases and free rent periods.  We have future minimum rental payments under non-cancelable operating leases with initial or remaining terms of one year or more of approximately $18.9 million as of September 30, 2009.

We did not have any other off-balance sheet arrangements in place as of September 30, 2009.

Index

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Required

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures
Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities and Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of September 30, 2009, have concluded that our disclosure controls and procedures were effective and designed to ensure that material information relating to us and our consolidated subsidiaries is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

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

Changes in internal control over financial reporting
There were no significant changes in our internal control over financial reporting in connection with an evaluation that occurred during the third quarter ending September 30, 2009 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Index

PART II -- OTHER INFORMATION

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Fatburger Debt Covenant
As of September 30, 2009, Fatburger had not made all of the required payments on indebtedness with an outstanding principal balance of $3.9 million.  As a result, the lender has declared the indebtedness in default and has accelerated the maturity date of the entire balance.  If the Company is unsuccessful in renegotiating the debt with the lender and obtaining waivers of the default, the resulting consequences could have a material adverse impact on our business, prospects, financial condition, or results of operation.  In addition to the payment default, at December 31, 2008, Fatburger was not in compliance with all obligations under the agreements evidencing its indebtedness, as defined in the applicable agreements, due to its failure to meet the prescribed fixed charge coverage ratio and the prescribed debt-coverage ratio in three notes payable.  The Company is in discussions with the lender to restructure the debt.

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